Form 10-K
period 2006-12-31
VeriChip CORP
filed 2007-04-02
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33297

VERICHIP CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	06-1637809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1690 South Congress Avenue, Suite 200

Delray Beach, Florida 33445

(Address of principal executive offices) (Zip code)

(561) 805-8008

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the Nasdaq Stock Market on March 28, 2007 was $19,294,080. The registrant has provided this information as of March 28, 2007 because its common equity was not publicly traded as of the last business day of its most recently completed second fiscal quarter. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

At March 28, 2007, 9,255,556 shares of our common stock were outstanding.

Documents Incorporated by Reference: Parts of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 6, 2007, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2006, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate. This Annual Report on Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:

•	our ability to successfully implement our business strategy;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations;

•	borrowings under our existing bank facility are payable on demand and the facility could be terminated at any time without notice;

•	the impact on our success of the relative maturity in the United States, and limited size, of the markets for our infant protection and wander prevention systems and vibration monitoring instruments;

•

the degree of success we have in leveraging our brand reputation, reseller network and end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/staff location and identification systems;

•	the rate and extent of the U.S. healthcare industry’s adoption of radio frequency identification, or RFID, asset/staff location and identification systems;

•

the relative degree of market acceptance of our zonal, or cell identification, active RFID systems compared to competing technologies, such as lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-based location and wireless networking technologies;

•	our ability to complete our efforts to integrate our infant protection, wander prevention and asset/staff location and identification systems on one technology platform;

•	our ability to complete our efforts to introduce a new vibration monitoring instrumentation platform;

•	the impact on our success of uncertainty as to whether we will be able to increase our sales of infant protection and wander prevention systems outside of North America;

•	our success in integrating our Canadian-based businesses;

•	our reliance on third-party dealers to successfully market and sell our products;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•

uncertainty as to whether a market for our VeriMed, VeriGuard and VeriTrace systems will develop and whether we will be able to generate more than a nominal level of revenue from the sale of these systems;

•

the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•

market acceptance of our VeriMed system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•

a potential disruption to our business, loss of sales and higher expense if we are unable to obtain the implantable microchip used in our VeriMed, VeriGuard and VeriTrace systems from our sister company Digital Angel Corporation, or Digital Angel, and other risks related to our supply agreement with Digital Angel;

•	our ability to provide uninterrupted, secure access to the VeriMed database;

•	conflict of interest risks related to our continued affiliation with Digital Angel and our parent company, Applied Digital Solutions, Inc., or Applied Digital; and

•	our ability to establish and maintain proper and effective internal accounting and financial controls.

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

The Company

We were formed as a Delaware corporation by Applied Digital Solutions, Inc., or Applied Digital, in November 2001. In January 2002, we began our efforts to create a market for radio frequency identification, or RFID, systems that utilize our human implantable microchip. Applied Digital owned over 90% of our stock as of December 31, 2006. On February 14, 2007, we completed our initial public offering in which we sold 3,100,000 shares of our common stock at $6.50 per share. As a result, as of March 27, 2007, Applied Digital owned 60% of our stock.

In March 2005, we acquired EXI Wireless Inc., a Canadian corporation engaged through its subsidiaries in the business of developing and marketing RFID systems for infant protection, wander prevention and asset/staff location and identification for use within the healthcare industry and asset management systems used by industrial companies to manage and track their mobile equipment and tools. Subsequent to the acquisition, EXI Wireless was renamed VeriChip Holdings Inc., or VHI.

In June 2005, we acquired Instantel Inc., a Canadian corporation engaged in the business of developing and marketing RFID systems for infant protection, wander prevention, emergency response and asset tracking within the healthcare industry, as well as vibration monitoring instruments for the construction, mining and blasting industries. In January 2006, we effected an amalgamation of Instantel and the former EXI Wireless subsidiaries under Canadian law. The combined entities now operate as a wholly-owned subsidiary of VHI.

In early 2007, we realigned our business into three business segments: healthcare security, implantable, and industrial. This change was made to align our financial reporting with our new operational management structure. All segment information in this Annual Report on 10-K has been reclassified to reflect the segment realignment.

Our principal executive offices are located at 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445. Our telephone number is (561) 805-8008. Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K, we are referring to VeriChip Corporation and its consolidated subsidiaries.

Hugs, Kisses, Roam Alert, Assetrac, Blastmate, Minimate, and BioBond are our registered trademarks, and HALO, VeriMed, VeriChip, VeriGuard, VeriTrace and ToolHound are our trademarks. This Annual Report on Form 10-K contains trademarks and tradenames of other organizations and corporations.

Available Information

We file or furnish with or to the Securities and Exchange Commission, or SEC, our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to stockholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.verichipcorp.com as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or any registration statement that incorporates this Annual Report on Form 10-K by reference.

Overview

We are primarily engaged in the development, marketing and sale of radio frequency identification systems used to identify, locate and protect people and assets. The healthcare industry represents the principal market for our RFID systems. Our goal is to become the leading provider of RFID systems in the healthcare industry.

Through our acquisitions in the first half of 2005 of two Canadian-based businesses, each of which has been engaged in the design, marketing and sale of RFID systems for more than 20 years, we have become one of the leading providers of:

•	infant protection systems that help to prevent mother-baby mismatching and infant abduction; and

•	wander prevention systems that help to protect and locate residents in nursing homes and assisted living facilities.

As of December 31, 2006, our RFID systems for one or the other of these applications have been installed in over 4,000 healthcare locations, primarily located in North America. Sales of these systems currently represent a majority of our revenue.

We are in early stages of marketing an asset/staff location and identification system to hospitals and other healthcare facilities. This system is designed to efficiently identify, locate and protect medical staff, patients, visitors and medical equipment. We are seeking to leverage our established brand reputation, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the developing market for RFID real-time location systems in hospitals and other healthcare facilities. The healthcare market for these systems is just emerging, but several market research firms predict that these types of systems will develop into the second-largest application for RFID technology in the healthcare industry over the next decade.

RFID technology involves the use of radio frequency, or RF, transmissions, typically achieved through communication between a microchip-equipped transponder and a receiver, for identification, location and other purposes. The basic components of an RFID system consist of:

•

a “tag,” containing a microchip-equipped transponder, an antenna and a capacitor, attached to the item to be identified, located or tracked, which wirelessly transmits stored information to a receiver;

•	one or more receivers, also referred to as “readers,” which are devices that read the tag by sending out an RF signal to which a tag, in the range of the signal, responds;

•	the equipment, cabling, computer network and software applications to use the processed data for one or more applications.

Most RFID systems use either “active” or “passive” tags, with the choice reflecting the different characteristics of the tags and the nature of the RFID system application. The key difference in the technology is that active RFID systems deploy tags with battery-powered microchips that emit a signal at regular intervals or continuously and do not rely on power from the reader to operate, while passive RFID systems deploy tags with microchips that have no attached power supply and receive an activating charge from the reader’s signal. Applications that require receipt of signals between the tag and the reader beyond approximately 10 meters in range usually need a battery in the tags.

Our infant protection, wander prevention and asset/staff location and identification systems all make use of active RFID tags which are worn by the people or attached to the objects these systems are designed to identify, locate or protect, enabling the systems to be used for perimeter control, tamper notification, and location and tracking purposes. Multiple receivers with radio frequency antennas are placed in selected locations throughout a facility to receive coded beacon messages from these active tags. All receivers in range of a particular tag decode the message and send the received information to a central server. The received tag information is used for multiple purposes across the range of system applications, including to provide supervisory alerts when tag messages are absent and to provide tag positional location through triangulation or other context-sensing algorithms. In addition, many of our active tags include a tamper detection feature to prevent unauthorized removal, enhancing the security features of our systems. This includes our proprietary skin-sensing and cut band technologies used with our infant protection tags, as well as our proprietary tamper-proof asset tag used in our asset/staff location and identification system.

We are also in the process of attempting to create a market within the healthcare sector for the first, and, to date, we believe the only, human-implantable radio frequency transponder system cleared for use for patient identification and health information purposes by the U.S. Food and Drug Administration, or FDA – our VeriMed patient identification system. To date, we have generated nominal revenue from sales of our VeriMed system. The key components of the VeriMed system are a passive microchip, which is approximately the size of a grain of rice, a fixed location or a wireless handheld scanner used to read the 16-digit identification number contained on the microchip, and a secure, web-enabled database containing information appropriate for the specific application. The implantable microchip is not worn or attached as are the tags used in our infant protection, wander prevention and asset/staff location and identification systems but rather is implanted under the skin in a person’s upper right arm utilizing a different technology.

We are also engaged in the development, marketing and sale of products with applications outside the healthcare sector that do not make use of RFID technology. Specifically, we offer:

•

a wide range of vibration monitoring instruments used by engineering, construction and mining professionals to monitor and document the effects of human-induced vibrations on neighboring structures in an area where blasting activity occurs. We believe we are the leading provider of vibration monitoring instruments. Sales of such instruments currently represent the second-largest source of our revenue; and

•

an asset management system used by industrial companies to manage and track their mobile equipment and tools for purposes of, among other things, reducing theft and the hoarding of assets. Our asset management system provides broad functionality, including multi-facility management, usage tracking by cost center, remote requisition, employee certification, third-party enterprise resource planning integration, and time and attendance capability.

Industry Overview

RFID and the Healthcare Industry

RFID technology has been widely adopted and used in a number of industries and for a number of different applications. Today, RFID is being used to identify objects in retail, transportation and logistics industries, as well as to identify and locate livestock and companion pets. RFID technology offers a number of advantages over other systems used to identify and track objects, such as barcode technology. RFID technology offers instantaneous location ability without the need for ongoing human intervention, and provides greater range, accuracy, speed and lower line-of-sight requirements than barcode technology.

According to a 2006 report prepared by IDTechEx, a United Kingdom-based consulting firm, entitled “RFID in Healthcare 2006-2016,” the market for RFID tags and systems in the healthcare industry in 2006 amounts to $90 million, representing approximately 3% of the total RFID market. IDTechEx has forecast that by 2016 the market for RFID tags and systems in the healthcare industry will grow to approximately $2.1 billion, estimated to then represent 8% of the total market for RFID technology. The anticipated rapid growth in the healthcare industry’s adoption of RFID technology reflects the many healthcare-related applications envisioned and the benefits – for example, operational efficiencies, cost control and error prevention – to be derived from such applications.

Some of the major applications of RFID systems being deployed in the healthcare industry today include:

•

Infant Protection—At present, approximately 50% of maternity wards and other birthing facilities in the United States, and 65-75% of maternity wards with greater than 1,000 births per year, have some type of infant protection system – though not necessarily an RFID system. Based on our experience, we anticipate that hospital maternity wards and birthing centers will continue to upgrade their security measures, with RFID systems designed for these applications achieving greater market penetration. The adoption of security measures, such as the implementation of an RFID infant protection system, has been prompted by problems in dealing with mother-baby mismatching and infant abduction. The Journal of Healthcare Protection Management has reported that an estimated 20,000 mismatching incidents occur annually in the United States. Between 1983 and 2004, 223 infants were recorded as being abducted in the United States, with over 50% taken from healthcare facilities.

•

Wander Prevention—At present, we estimate that roughly 30% of the long-term care facilities in the United States have deployed an RFID-type wander prevention system. The level of system deployment varies by type of facility. Nursing homes reflect the highest level, followed by assisted living facilities. The implementation of RFID wander prevention systems has been prompted by the significant number of individuals residing in long-term care facilities, including nursing homes and assisted living facilities, who are at risk of wandering away from their care facility. This can result in danger to the individual and subsequent liability to the healthcare facility and its insurer. According to the National Institute on Aging of the U.S. National Institutes of Health, in 2005 there were approximately 37 million people over the age of 65 in the United States alone, and that number is expected to grow to approximately 58 million by 2025. Furthermore, according to the National Nursing Home Survey, published by the Center for Disease Control in June 2002, as of 1999, there were 18,000 nursing homes in the United States in which approximately 27% of the residents suffered from Alzheimer’s disease, dementia or related disorders. We believe that existing and future state regulations applicable to long-term facilities, which include security and wander prevention requirements, will drive the growth in demand for wander prevention systems.

IDTechEx expects that over the next ten years the second-largest RFID application, by value, within the healthcare industry will be real-time location systems for staff, patients, visitors and assets. Real-time location systems are designed to locate persons or objects from a distance within a defined physical space, such as an entire hospital, a care unit or a patient’s room. In this context, “real-time” means that the RFID system checks and updates the location of the persons and/or objects on a frequent basis, such as every few seconds. The IDTechEx report cites a number of factors underlying the expected growth in real-time location system applications, including: the increase in incidents of violence towards staff in hospitals and long-term care facilities; the increase in the dependent elderly as a percentage of the overall population, which is causing the ratio of patients to staff to increase, necessitating more efficient use of staff; and the excessive costs and inadequate level of service and safety resulting from the inability to locate assets and supplies. RFID real-time location systems can enhance the operational flow and productivity of medical staff, enable appropriate personnel to more quickly respond to incidents of patient violence against staff, locate patients and assets, and respond to patients’ needs for assistance.

Notwithstanding the predictions of significant growth for RFID real-time location systems in the healthcare sector, the pace at which healthcare facilities have implemented RFID systems has been slower than many who follow the industry have anticipated. Market analysts have cited a number of factors that may be constraining the rate and extent of the U.S. healthcare industry’s adoption of RFID asset/staff location and identification systems, including:

•	the cost of deployment, coupled with the limited budgets of many hospitals;

•	the uncertainty or unquantifiable nature of the return on investment;

•	system compatibility issues;

•	the low level of awareness; and

•	privacy concerns.

To date, hospitals in the United States that have implemented real-time location systems have done so primarily on a departmental basis. This reflects, in part, the funding constraints of U.S. hospitals, nearly two-thirds of which operate at break-even level financially, as well as the difficulty of quantifying the return on investment derived from deployment of an RFID system. Most of the existing system installations represent early adopters of the technology, typically teaching hospitals. IDTechEx expects that the future rate of adoption of RFID real-time location systems will depend on the size of the hospital, with large and mid-sized hospitals more likely being early adopters. IDTechEx also expects that the average price of real-time location systems will rise as larger-scale and more sophisticated projects are undertaken, notwithstanding the expected reduction in the costs of tags and some degree of standardization of the software and modularity of hardware. In general, a real-time location system with a greater coverage area translates into greater potential for applications that improve productivity, increase revenues and reduce costs.

We believe that RFID technology may also be used to address the need of emergency room personnel and other first responder medical practitioners to identify uncommunicative patients and rapidly access their personal health records, and we believe that use of such technology has the potential to improve patient care, enhance productivity and lower costs. The IDTechEx report refers to a study performed by the U.S. Institute of Medicine that estimated that preventable medical errors in the United States cause between 44,000 and 98,000 deaths each year, due in part to mistaken patient identification and lack of information on a patient’s medical history, and results in losses, other than the loss of human life, of $17 billion to $29 billion annually. These losses include the expense of additional care needed because of mistakes, disability, and lost productivity and income. One factor that can contribute to the occurrence of preventable medical errors is the inability to identify a patient and/or access his or her health records. Recognizing the problem of patient identification and access to medical records, the United States government is currently attempting to address certain inefficiencies in the healthcare system related to information technology. In particular, the current administration has developed a National Health Information Technology Plan which features as one of its main initiatives a plan to establish electronic health records for a majority of Americans within the next ten years.

RFID and Security and Industrial Applications

The security, industrial and government sectors also stand to benefit from the implementation of RFID technology. Many high security facilities, such as government and industrial facilities, have a need for access monitoring. For example, nuclear power plants, national research laboratories and correctional facilities, among others, require the means to accurately and securely monitor activity. Line of sight identifiers, such as ID cards, suffer from problems that RFID technology readily overcome, such as reliance on human visual identification, loss, theft, tampering and slow speed.

Large industrial companies in higher-value asset-intensive industries, such as construction, oil and gas, and power companies, can face significant costs related to inefficiencies in locating mobile assets and tools. A January 2005 report by the National Equipment Register cites estimates of the total value of construction and farm equipment stolen annually in the United States ranging from $300 million and $1 billion. Companies in these industries frequently experience problems and incur costs related to managing inventory. To address these problems, companies such as SAP, Oracle and Peoplesoft offer enterprise resource planning, warehouse management, and manufacturing execution systems that include asset tracking modules and capabilities. To date, RFID solutions have achieved limited market penetration.

Vibration Monitoring

Government regulations relating to the monitoring of vibrations resulting from activities, such as mining, commercial blasting, pile driving and heavy construction, require compliance with specified standards. These standards serve to limit the potential for damage to neighboring structures and to minimize human annoyance. The demand for such monitoring, though affected by the level of economic activity, has, in general, increased over the last 20 years, reflecting the greater degree of blasting and vibration activities occurring closer to densely populated areas. In addition, the insurance industry requires monitoring to avoid claims for vibration-related damage.

Our Solutions

We are primarily engaged in the development, marketing and sale of RFID systems used to identify, locate and protect people and assets. The healthcare industry represents the principal market for our RFID systems. We also market and sell RFID and non-RFID systems with applications outside the healthcare sector, specifically for security and industrial applications. In addition, we market and sell vibration monitoring instruments used to monitor and document the effects of human-induced vibrations on neighboring structures in an area where blasting occurs. All of our systems are designed to enable our end-use customers to enhance operating efficiencies, reduce costs, and reduce the exposure to potential liability.

In early 2007, we realigned our business into three business segments: healthcare security, implantable, and industrial. This change was made to align our financial reporting with our new operational management structure. All segment information in this Annual Report on Form 10-K has been reclassified to reflect the segment realignment.

Our Healthcare Security Systems

Infant Protection

We are a leading provider of RFID infant protection systems, which we market and sell under the Hugs and HALO brand names. Our systems reduce the risk of infant abductions and mother-baby mismatching, and enable healthcare professionals to accurately identify infants. Our systems help protect infants from abductions by sounding alarms, locking doors and disabling elevators. While infant abductions are rare, the impact of a single case can create a severe negative impact on hospitals, birthing centers and families. With an additional optional component worn by the mother, one of our systems can be used to help prevent mother baby-mismatching through an audible signal to indicate a match or mismatch.

The benefits of our infant protection systems include:

•

a reliable and accurate security system using RFID technology, requiring no manual checking of infant tags or other devices to make sure they are working (as the system software continually monitors the status of all key system components, and generates an alarm if something goes wrong);

•	automatic alerting of mother-baby mismatches (in the case of one of our systems);

•	a proprietary skin-sensing or cut band technology that sounds an alarm if the tag is removed or tampered with;

•	a reduction of potential liability to hospitals and birthing centers; and

•	an enhanced marketability of a hospital or birthing center.

The Hugs System

The Hugs system uses a proprietary anklet band containing an active RFID tag. If the band is cut or tampered with, a signal is emitted to a receiver. The Hugs system software continually monitors the status of all infant tags, and will generate an alarm if a tag does not send a status message every 12 seconds – and more frequently when within the range of a mounted receiver at a point of egress. The beacon is received by receivers positioned above the ceiling or by a door that monitor the tag’s location. Once a signal is emitted to a receiver, the receiver then sends the signal to a server containing our application software.

The Hugs system will alert the staff of a maternity ward or birthing center if:

•	someone tries to exit via a monitored door or elevator with a protected infant, without authorization;

•	the band is cut or tampered with;

•	the tag’s signal is not detected by the system for a specified period of time;

•	the tag’s battery power is low;

•	an authorized exit occurs but someone tries to “piggyback” through the protected exit with another infant; or

•	an authorized exit occurs, but the infant is not returned to the designated safe area in a specified time.

In the event of an alarm, the server indicates the tag ID number and the exact location on a floor plan map of the facility. The Hugs system can automatically activate magnetic door locks or hold an elevator. It can also integrate with and activate other security and access control systems, such as alpha-numeric pagers and cameras.

Through the use of simple password procedures, the Hugs system allows staff to sign tags out of the system, so infants can be moved, for example, from the maternity ward for testing or other medical procedures.

The optional Kisses component to the Hugs system is designed to ensure mother infant matching. With the Kisses option, each mother wears a small Kisses tag. Every time a mother and infant are brought together, an audible signal indicates a match or mismatch. In the event of a mismatch, the infant’s tag immediately alerts the maternity ward or birthing center

The Halo System

The HALO system is offered at a lower price point than our Hugs system. The HALO system uses a generic bracelet, which goes around an infant’s ankle, containing an active RFID tag incorporating our proprietary skin-sensing technology. If the skin-sensing tag is removed from the infant’s skin, a signal is emitted to a receiver. Any unauthorized attempt to remove the HALO tag, or to take the infant through a monitored exit, immediately results in an alarm at the HALO computer. The alarm identifies the infant and exact location.

The HALO system supports easy, secure bypass of exits via a keypad or card-access system, recording the identity of the staff member and the baby being transported. With optional staff tags, this process becomes completely automatic.

The HALO system is modular in design and can be easily expanded to new areas of the medical facility – for example, the pediatrics wing – with the addition of more receivers and tags.

Wander Prevention

We believe that we are one of the leading providers of active, wearable tag RFID wander prevention systems, which we market and sell under the Roam Alert brand name. Our systems allow healthcare professionals to accurately identify and locate residents of long-term care facilities, including nursing homes and assisted living facilities, as well as hospital psychiatric wards and trauma units. Our systems help protect residents from wandering by sounding alarms, locking doors and disabling elevators. Residents wearing our tags are typically individuals who suffer from a dementia-related disorder, such as Alzheimer’s disease. In addition, hospitals can use our wander prevention systems in their pediatric wards to help protect their patients and reduce potential liability.

The benefits of our wander prevention systems include:

•	the protection of residents without physical restraint, providing them freedom to move throughout their place of residence;

•	the reduction of staffing requirements and the increased ability to focus on care rather than protection; and

•	the reduction of potential liability to long-term care and related facilities.

With the Roam Alert wander prevention system, an at-risk resident of a long-term care facility wears an active tag RFID bracelet, which we believe to be one of the smallest and lightest on the market. Exits are protected by door receivers. When the resident approaches an exit, the door controller locks the door to prevent the resident from leaving or, if the door is open, an alarm sounds. All alarm information is presented in an intuitive visual format: the name of the resident, his/her location and even a picture can be displayed on PCs installed at one or several nurse stations around the long-term care facility. For bypassing doors, staff members wear staff pendant tags. Doors will unlock automatically and the system will record the identity of the staff member, as well as the resident(s) the staff member is escorting.

The Roam Alert system allows for customization of resident care so as to give each resident the maximum possible freedom compatible with his/her safety. The system can be programmed to enable a resident to pass through certain exits, for example to reach a common area, while all other exits and residents remain protected.

The system provides not only wander prevention, but can also be expanded to include personal emergency response and resident locating. Residents and staff can call for help from anywhere in the facility at any time.

Our Roam Alert ECO product, which we sell at a lower price point, is targeted at facilities with only a few exits to monitor and/or only a few residents in need of protection. The Roam Alert ECO can cover elevators, and supports display of the resident tag ID number at the door with the optional ID display unit. It is easily integrated with nurse call, access control and fire safely systems. In addition, the ECO product can be upgraded to the fuller functionality of the Roam Alert system.

Asset/Staff Location and Identification

Our Assetrac asset/staff location and identification system provides a reliable and efficient method for hospitals and other healthcare facilities to locate high-value mobile medical equipment, which we believe can be of help in providing ready access to such equipment when needed and reducing losses due to misplacement or theft. The location information provided by the system can also be used to establish whether that equipment has been sterilized since its last use. This information helps to ensure that patients are treated with sterile and safe equipment.

Our location and identification system can be utilized for other applications, such as:

•	tracking patients for identification purposes prior to the administration of medications or surgery;

•	tracking the location of caregivers in healthcare facilities to ensure timely response to emergencies; and

•	facilitating staff alarms in the event of patient violence.

Hospitals have the ability to deploy asset/staff location and identification systems of varying scale, ranging from a system covering a single department, such as the emergency room or the operating room, to one covering the entire facility. The system can provide a combination of portal-based tracking and true real-time tracking. To date, five of our asset/staff location and identification systems have been sold and three of those systems have been installed, with the other two expected to be completed by the third quarter of 2007. These systems were sold through a single distributor on a private label basis.

Our VeriMed System

Our VeriMed system is designed to rapidly and accurately identify people who are unconscious, confused or unable to communicate at the time of medical treatment, for example, upon arrival at a hospital emergency room. Our VeriMed system provides emergency room physicians and staff who have access to our scanner and either our or a third-party database with rapid access to patient pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records. In addition, we believe that our recent introduction of our wireless handheld scanner will make the VeriMed system an important identification tool for EMTs and other emergency personnel outside the hospital emergency room setting. The components of our system include:

•	a glass-encapsulated microchip-equipped transponder, antenna, and capacitor;

•	a fixed location, and now a wireless handheld, scanner; and

•	a secure, web-enabled database containing patient-approved information.

The microchip used in the VeriMed system is a passive RFID microchip, approximately the size of a grain of rice, which is implanted under the skin in a patient’s upper right arm by the patient’s physician. The capsule is coated with a polymer, BioBondTM to form adherence to human tissue, thereby preventing migration in the body. Each microchip contains a unique 16-digit identification number. The identification number can be read by one of our handheld scanners. When the scanner is placed within a few inches of the microchip, a small amount of radio frequency energy passes from the scanner, energizing the dormant microchip, which then emits a radio frequency signal transmitting the identification number. With that identification number, emergency room personnel or EMTs can securely obtain from our or a third party’s database the patient’s pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records.

We currently envision offering patients two annual subscription levels to our database, basic and full-featured. The following table sets forth the type of information that a patient can store on our database at each subscription level.

Type of Information	Basic Subscription Level	Full-Featured Subscription Level
Personal identification and contact information	✓	✓
Physician and emergency contact information	✓	✓
Blood type and allergies	✓	✓
Information about medical facilities where additional information is stored	✓	✓
Advance directives:	✓	✓
• living will • power of attorney • health care agent • do-not-resuscitate order • organ/tissue donor card
Personal health records:		✓
• medical conditions • medications and over-the-counter drugs and supplements • medical device implants • previous surgeries and recent hospital admissions and medical tests • specialty physicians

An individual implanted with our microchip is under no obligation to subscribe to our database and, instead, may have his or her information stored solely on a third-party database, such as that maintained by a nearby hospital. In such case, we would not derive the recurrent revenue associated with the subscription to our database. Alternatively, a patient may decide to store his or her information in both our database and a third-party database. If a hospital or other healthcare facility desires, we will, in general, seek to integrate our database with its own database.

Initially, we anticipate that a microchip-implanted individual will take responsibility for inputting all of his or her information into our database, including personal health records, as physicians currently have little interest in being involved in this process – primarily because of liability concerns and because they are not generally paid for this service. However, in time we envision that persons with our microchip may prevail upon their physicians to assist them with the inputting of information for which, by virtue of their medical training, physicians are better equipped to provide. This, in turn, should provide emergency room personnel and EMTs with greater confidence in the accuracy and completeness of patients’ personal health records in the database.

An individual implanted with our microchip whose information is included in our database may grant access to such information to any of the following categories of persons, at the sole discretion of the patient:

•	public safety personnel, including local police, fire and rescue workers;

•	emergency medical personnel, including EMTs and paramedics;

•	medical facilities, including hospitals, urgent care centers and physician offices; and

•	law enforcement personnel, including sheriff’s departments, state police and the FBI.

Unless a patient decides otherwise, such persons will have read-only access to a patient’s information.

There are a number of risks associated with our VeriMed business, including without limitation:

•	uncertainty as to whether a market for the VeriMed system will develop and whether we will be able to generate more than a nominal level of revenue from the sale of such systems;

•	uncertainty as to the future availability of insurance reimbursement for the microchip implant procedure from government and private insurers;

•

a potential disruption in our operations, loss of sales and higher expense in the event we are unable to obtain the implantable microchip from Digital Angel Corporation, our sole supplier of the microchip, or have to make alternative arrangements for the manufacture of the microchip;

•

our obligation to meet annual minimum purchase requirements beginning in 2007 under our supply agreement with Digital Angel, as a condition to maintaining the exclusivity of our supply arrangement, that may exceed our sales of the microchip; and

•

possible third-party claims asserting that we hold no rights for the use of the implantable microchip technology and are violating the third party’s intellectual property rights. If such a claim were successful, we could be enjoined from marketing this technology and could be required to pay substantial damages.

For additional information relating to the risks associated with our VeriMed business, see “Item 1A. Risk Factors—Risks Related to Our Businesses Which Utilize the Implantable Microchip.”

Our Industrial Systems

Vibration Monitoring Instruments

Our Blastmate and Minimate vibration monitoring instruments provide engineering, construction and mining professionals with an accurate and efficient means to monitor and document the effects of human-induced vibrations on neighboring structures in an area where blasting occurs. Government regulations relating to vibration monitoring require compliance with specified standards to limit the potential for damage to neighboring structures and to minimize human annoyance that may result from commercial blasting or heavy construction. Our instruments assist in evaluating the peak vibration level, which is a key statistic in the prevention of structural damage.

We are in the process of developing and introducing a new instrumentation platform. The new platform will replace our existing platforms for our vibration monitoring instruments, for which we are facing certain manufacturing challenges due to the discontinuation and unavailability of key components. We believe the new platform, when completed, will better integrate with contemporary data communications protocols so as to improve our products’ remote monitoring capabilities. In addition, we expect the new platform will entail the addition of several sensors and peripherals that will enhance the ability to monitor additional environmental and structural parameters related to vibration and overpressure monitoring.

Asset Management System

Our asset management system, ToolHound, is used by industrial companies to manage and track their mobile equipment and tools. Our primary markets for the ToolHound system are the heavy construction, power generation and petrochemical processing industries. ToolHound is a turnkey system consisting of barcodes, durable scanners, wireless access points and management application software that includes a check-out and return system for mobile equipment and tools. The information relating to the equipment is maintained in a database enabling a company to monitor inventory, equipment maintenance status and job activity status. The ToolHound system provides broad functionality relative to competitive products, including multi-facility management, usage tracking by cost center, remote requisition, employee certification, third-party enterprise resource planning integration, and time and attendance capability. In addition, our core competency in RFID technology provides us with expanded product development possibilities, such as the ability to read data from RFID tags.

Our Strategy

For the foreseeable future, we expect that our revenue will continue to be derived primarily from sales of our infant protection and wander prevention systems, which along with out asset/staff location and identification system, make up our healthcare security system offerings, and sales of our vibration monitoring instruments.

Healthcare Security System Offerings

We believe that the global market for infant protection systems, including components of such systems that are consumable items, is currently growing at a rate of approximately 10-15% per year, although we consider the market relative mature. The United States currently accounts for more than 95% of the global market for infant protection systems. There are approximately 3,400 birthing hospitals in the United States. We estimate that infant security systems have been implemented in approximately half of these facilities. Management estimates that approximately one in three, or 1,100, U.S. hospitals and birthing centers use our infant protection systems. In 2006, we achieved record sales of our infant protection products. These sales were across all of our product platforms and multiple geographies, focused in North America. We believe that growth opportunities exist among the remaining facilities that do not yet have infant protection systems in place, as well as through replacement of legacy systems. Presently, approximately half of our infant protection system sales are replacement system sales.

We estimate that within the United States RFID-type wander prevention systems are currently installed in approximately 30% of the more than 52,000 nursing homes and assisted living facilities. While the nursing home segment is considered fairly well penetrated, we believe that existing and future state regulations applicable to long-term facilities, which include security and wander prevention requirements, will continue to drive growth in demand for wander prevention systems for the next several years. Over 340 of our wander prevention systems were purchased by long-term care facilities in 2006.

In view of the relative maturity of the markets for our infant protection and wander prevention systems – at least in the United States – our growth strategy for these businesses encompasses the following:

•

Market and sell these systems internationally through distribution relationships. We are only just beginning to penetrate geographic markets outside of North America for our infant protection and wander prevention systems. In an effort to accelerate this process, we intend to enter into distribution agreements with a combination of both local distributors who have an in-depth knowledge of the relevant geographic region, as well as larger distributors with a global or near-global reach.

•

Leverage our established brand recognition, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/staff location and identification systems. We intend to leverage our established brand reputation, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for RFID location and identification systems in the healthcare industry. We are in the process of building out our distribution network for our asset/staff location and identification system and providing the requisite training to certain dealers in an effort to be on the forefront of the emerging market for these systems in the healthcare sector. We effected a limited commercial launch of our asset/staff location and identification system to our dealer channel for this system in the first quarter of 2007. We believe that it is important for our asset/staff location and identification system to capture market share in this emerging market within the next 12-24 months, as we expect that a significant factor in hospitals’ choice of system vendors will be referrals to other healthcare facilities that have deployed, and are pleased with, such systems. To achieve this, we will need to be on the forefront of the effort to educate the healthcare industry regarding the benefits, including the return on investment, achievable through implementation of RFID location and identification systems.

•

Offer healthcare security applications that are flexible, scalable and expandable. Our current product development efforts for our infant protection, wander prevention and asset/staff location and identification systems include having all of these systems share a common technology platform. This platform consists of a networked hardware infrastructure and a software-based server running on an industry standard computing platform thereby allowing it to be integrated with a customer’s existing technology platform. On top of this common hardware and software platform, each of the applications, such as infant protection, augments the platform with specific RFID tags designed for that application and a software module that provides the application-specific graphical user interface. We believe that a common technology platform for our healthcare security system offerings will help us to migrate our existing end-use customers into deployment of asset/staff location and identification systems. A common technology platform will also allow us to provide our end-use customers with an enhanced value proposition through the ability to maximize their return on investment from deployment of an RFID system, and distribute the infrastructure and installation costs, across multiple applications. We are also in the process of interfacing our technology platform with other location technologies. The first interface we have completed is with WiFi. This has been done to illustrate the platform’s flexibility to interface to other wireless air interfaces and perform an even higher level of system integration that collects location-based information. This capability will make the platform more flexible, scalable and expandable.

The VeriMed System and Other Applications for Our Implantable Microchip

We believe that our VeriMed system, which is one of our systems that utilizes our implantable microchip, may make a significant contribution to our revenue in the future. As part of our growth strategy, we intend to dedicate a portion of the operating cash flows generated by our healthcare security systems and security and industrial products, as well as a significant portion of the proceeds of our initial public offering, to our efforts to create markets for the VeriMed system, as well as our other systems that utilize the implantable microchip.

Healthcare Application

We believe our VeriMed system will prove of use to emergency room personnel and other first responder medical practitioners in identifying uncommunicative patients and rapidly accessing their personal health records at the time of initial treatment. The primary target market for our VeriMed system consists of people who are more likely to require emergency medical care, persons with cognitive impairment, persons with chronic diseases and related conditions, and persons with implanted medical devices. According to a study we commissioned by Fletcher Spaght, Inc., there are approximately 45 million patients in the United States alone who fit this profile. Through use of our VeriMed system, a person can be scanned for the unique, 16-digit identification number on the implanted microchip, enabling access from our or a third party’s database to that person’s pre-approved information, including the person’s name, primary care physician, emergency contact information, advance directives, and if the person elects, other pertinent data, such as personal health records. See “Item 1A. Risk Factors—Risks Related to Our Businesses Which Utilize the Implantable Microchip.”

Our sales and marketing strategy for our VeriMed system is to contemporaneously market our system to hospitals, hospital networks, third-party emergency department management companies and nursing homes, as well as to physicians who treat at-risk patients: persons with diabetes, cancer, coronary heart disease, chronic obstructive pulmonary disease, cerebrovascular disease (stroke), congestive heart failure, Alzheimer’s, epilepsy and other diseases or conditions, including persons with implanted devices. This sales and marketing approach is intended to accelerate the adoption of the VeriMed system by healthcare facilities, as well as by physicians and patients.

In the initial phase of our efforts to create a market for the VeriMed system, we have focused on getting hospitals and third-party emergency room management companies to adopt the VeriMed system in their emergency rooms. This focus reflects our recognition that physicians who treat patients within our target market may be disinclined to discuss with their patients, and patients may not be persuaded by, the benefits of the VeriMed system in the absence of some or all of the hospital emergency rooms in their immediate geographic area having become part of our network. To build out our network, we have been providing our scanners, at no charge, to hospitals and third-party emergency room companies. As of December 31, 2006, 392 hospitals and other medical facilities, approximately 80 of which were protocol adopted, have agreed to adopt our VeriMed system in their emergency rooms. Approximately 20% of these facilities have received training in the use of our system and, as part of their standard protocol, are scanning patients who arrive in their emergency rooms unconscious, confused or unable to communicate. During the six-month period from July to December 2006, we recorded a 266% increase in the number of medical facilities enrolled in the VeriMed network.We expect to continue this “seeding” process for the foreseeable future, as we endeavor to build out the network across the United States and overseas.

Physicians whose patients fit within our target market are the focus of the second phase of our commercialization efforts. At present, our sales and marketing strategy for physicians who treat patients who fit the profile for which our VeriMed system is intended to benefit includes using our sales force to directly market to and educate such physicians in those geographic regions surrounding hospitals that have adopted the VeriMed system as part of their standard protocol. We are distributing marketing materials, such as brochures and posters, intended to be displayed in physicians’ offices. Our focus on physicians reflects our belief that, as with all medical treatments and procedures, it is the physician who is responsible for discussing and recommending a particular course of action, knowing the particular circumstances of the individual patient. Our plan is to sell VeriMed kits directly to physicians, who will charge their patients for the cost of the implant process on a fee for service basis.

As of December 31, 2006, over 1,200 physicians have registered in our VeriMed physician network and, as such, have agreed to make the VeriMed system available to their patients. Through March 23, 2007, these physicians have implanted 222 people, from which we have generated nominal revenues. We attribute the modest number of people who have undergone the microchip implant procedure to a number of factors:

•	Many people who fit the profile for which the VeriMed system was designed may not be willing to have a microchip implanted in their upper right arms.

•	Physicians may be reluctant to discuss the implant procedure with their patients until a greater number of hospital emergency rooms have adopted the VeriMed system as part of their standard protocol.

•

The media has from time to time reported, and may continue to report, on the VeriMed system in an unfavorable and, on occasion, an inaccurate manner. For example, there have been articles published asserting, despite at least one study to the contrary, that the implanted microchip is not MRI compatible.

•

Privacy concerns may influence individuals to refrain from undergoing the implant procedure or dissuade physicians from recommending the VeriMed system to their patients. Misperceptions that a microchip-implanted person can be “tracked” and that the microchip itself contains a person’s basic information and personal health records may contribute to such concerns.

•

Misperceptions and/or negative publicity may prompt legislative or administrative efforts by politicians or groups opposed to the development and use of human-implantable RFID microchips. In that regard, in 2006, a number of states have introduced, and at least one state has enacted, legislation that would prohibit any requirement that an individual undergo a microchip-implant procedure. While we support all pending and enacted legislation that would preclude anything other than voluntary implantation, legislative bodies or government agencies may determine to go further, and their actions may have the effect, directly or indirectly, of delaying, limiting or preventing the use of human-implantable RFID microchips or the sale, manufacture or use of RFID systems utilizing such microchips.

•	At present, the cost of the microchip implant procedure is not covered by Medicare, Medicaid or private health insurance.

•	At present, no clinical studies to assess the impact of the VeriMed system on the quality of emergency department care have been completed.

With respect to the last two factors listed above, we are in the process of facilitating and, in one case, funding clinical studies that we believe may demonstrate the efficacy of the VeriMed system. We believe that once this is established, government and private insurers may be more likely to cover the cost of the microchip implant process. In any event, these studies are likely to be of considerable interest to physicians who treat at-risk patients.

In June 2006, we entered into a memorandum of understanding with Horizon Blue Cross Blue Shield of New Jersey, the largest health insurer in the State of New Jersey (Horizon BCBSNJ), the Hackensack University Medical Center Independent Physicians Association (IPA) and the Hackensack University Medical Center, under which Hackensack University Medical Center and its physicians have the right to test the VeriMed system over a period of approximately two years. We have been advised that Horizon BCBSNJ has recently initiated efforts to enroll in a pilot program 250 members of Horizon BCBSNJ who were treated for an episode of care by a Hackensack IPA physician between January 1, 2004 and December 31, 2006. Each participant in the program is to be tested for a period of two years after receiving the microchip implant. The objective of this clinical study is to assess the impact of the VeriMed system on emergency department care provided to patients with specified chronic medical conditions. This will include an assessment of: the insertion technique; patient data selection and input; staff acceptance and use of the technology; frequency of database access; the time involved for information gathering with current methods compared to the VeriMed System; the impact of the VeriMed system on clinical presentation and treatment; and the functionality of the VeriMed system in an application environment. The memorandum of understanding contemplates that Horizon BCBSNJ, as the sponsor of the program, will prepare a report no less than six months after the program has ended. To facilitate this clinical study, we have agreed, among other things, to enter Horizon BCBSNJ-furnished patient data in each program participant’s personal health record, such that the information can be passed through to Horizon BCBSNJ or its designee in an automated manner. We are also supplying our handheld scanners at no cost, as is typical for clinical studies. No patient or third party will be billed for use of the VeriMed system during the study. The study has been reviewed by the Horizon BCBSNJ privacy board and will be managed by the Horizon BCBSNJ clinical innovations department At the end of the study, implanted patients will have the option of subscribing to our database or the database of Hackensack University Medical Center, or having the microchip removed.

We are currently in discussions with the American Medical Directors Association (AMDA) regarding a proposed study to assess the efficacy of the VeriMed system in improving patient outcomes and improving access to patient medical information while patients are in route to emergency rooms from long-term care facilities, both skilled nursing facilities and assisted living facilities. The proposed study would involve 10 facilities, either skilled nursing facilities or assisted living facilities, with an estimated study population of 225 people. The inclusion criteria for the study participants would include being age 65 or above and having two or more of the following conditions: dementia, stroke, diabetes, chronic obstructive pulmonary disease, congestive heart failure, coronary heart disease and epilepsy. No patient or third party will be billed for use of the VeriMed system during the study. At the end of the study, implanted patients will have the option of subscribing to our database or having the microchip removed.

In early 2007, we entered into a partnership with Alzheimer’s Community Care, or ACC, of West Palm Beach, Florida, in which VeriChip and ACC will conduct a study of the effectiveness of the VeriMed Patient Identification System in managing the records of Alzheimer’s patients and their caregivers. In the two-year, 200 patient study, participating individuals suffering from Alzheimer’s disease and other forms of dementia, as well as their caregivers, would receive the VeriMed implantable microchip to provide emergency department staff easy access to those patients’ identification and medical information. Alzheimer’s disease is one of several medical conditions we identify as being ideally suited for the benefits of the VeriMed system since individuals with the disease or other forms of dementia are often unable to give necessary identifying information or critical medical history upon being admitted to a hospital. ACC also believes it is important for caregivers to obtain the implantable VeriMed. If a caregiver becomes ill, the VeriMed database will inform medical personnel that he or she is the caregiver for someone unable to care for themselves. All participants in the study will be voluntary. The legally designated responsible party of an Alzheimer’s patient unable to make medical decisions must give permission for the patient to participate.

We believe that if the results of these and other clinical studies that may be undertaken are sufficiently compelling, the Center for Medicare and Medicaid Services may determine that the VeriMed microchip implant procedure is reimbursable under Medicare and Medicaid. If this were to occur, we believe many private insurers would follow suit. We can provide no assurance as to if and when government or private insurers will decide to take such action. It may take a considerable period of time for this to occur, if, in fact, it does occur. If government and private insurers do not determine to reimburse the cost of the implant procedure, we would not expect to realize the currently anticipated level of sales of our implantable microchip and the database subscription fees.

We are also in the process of seeking endorsements of the VeriMed system from patient advocacy groups, which we believe would greatly enhance our efforts to reach out directly to at-risk patients. To date, we have engaged in very limited direct marketing to at-risk patients. We are also seeking to develop physician “champions” to serve as spokespersons for the VeriMed system.

Other Applications

We have also developed two other systems that utilize the implantable microchip, our VeriGuard and VeriTrace systems.

Our VeriGuard system uses our implantable microchip and/or active RFID tags to provide secure access control into restricted areas, map/track visitors throughout a facility, and track assets. We believe these applications could be of value to high security facilities, such as government facilities, nuclear power plants, national research laboratories and correction facilities, by providing secure ingress and egress and local area location. In 2003-2004, we derived minimal revenue from sales of the VeriGuard system. We have focused most of our efforts on creating a market for our VeriMed system since receipt of the FDA’s clearance of the human-implantable radio frequency transponder system for patient identification and health information purposes in October 2004. Currently, we are not actively marketing our VeriGuard system.

Our VeriTrace system was conceived of in the wake of Hurricane Katrina, when we donated implantable microchips to FEMA’s Department of Mortuary Services in Mississippi and Louisiana to help with FEMA’s efforts to identify corpses. Our implantable microchips were used to provide an end-to-end tagging solution for the accurate tracking and identification of human remains and associated evidentiary items. We have recently begun marketing our VeriTrace system.

Since our VeriGuard and VeriTrace systems, like our VeriMed system, incorporate our implantable microchip, many of the risks associated with the VeriMed system apply to the VeriGuard and VeriTrace systems, including the risk of possible third-party claims asserting we are violating rights with respect to certain patented intellectual property underlying each of these systems. We do not anticipate generating more than nominal revenues from the sale of the VeriGuard and VeriTrace systems prior to the expiration of the patent in April 2008.

Industrial System Offerings

We perceive the market for vibration monitoring instruments, like that for our healthcare security system offerings, to be of limited size and growth potential. Our primary strategy to grow this business is through the introduction of a new instrumentation platform. We believe that the new platform, which we anticipate will be completed in the fourth quarter of 2007, will better integrate with contemporary data communications protocols so as to improve our products’ remote monitoring capabilities. In addition, we expect the new platform will entail the addition of several sensors and peripherals that will enhance the ability to monitor additional environmental and structural parameters related to vibration and overpressure monitoring.

Technology

Active Tags and Readers

Our infant protection, wander prevention and asset/staff location and identification systems all make use of active RFID tags, enabling the systems to be used for perimeter control, tamper notification, location and tracking purposes. These active tags include an internal lithium battery enabling them to transmit a coded radio frequency beacon on a continual or intermittent basis. The beacon has a reliable range of approximately 30 to 50 feet indoors and up to 100 feet outdoors. Multiple receivers with radio frequency antennas are placed in selected locations throughout a facility to receive coded beacon messages from these active tags. All receivers in range of a particular tag decode the message and send the received information to a central server. The received tag information is used for multiple purposes across the range of applications, including to provide supervisory alerts when tag messages are missing and to provide tag positional location by triangulation and other context sensing algorithms.

In addition, many of our active tags include a tamper detection feature to prevent unauthorized removal, enhancing the security features of our systems. This includes our proprietary skin-sensing and cut band technologies used with our infant protection tags, as well as our proprietary tamper-proof asset tag used in our asset/staff location and identification system.

Technology Platform/Application Software

Our current product development efforts for our infant protection, wander prevention and asset/staff location and identification systems include having all of these systems share a common technology platform. This platform consists of a networked hardware infrastructure and a software-based server running on an industry standard computing platform. On top of this common hardware and software platform, each of the applications, such as infant protection, augments the platform with specific RFID tags optimally designed for that application and a software module that presents the application-specific graphical user interface. We have already developed application software that provides graphical user interfaces for our Hugs infant protection, patient identification and asset/staff location and identification systems on the platform. We will be completing the wander prevention and our Halo infant protection system application software in the coming months. The graphical user interfaces allow users to monitor the system and be alerted to, among other things, security alarms, identification and location information, tag associations, activity reports, tamper alarms, pager notifications and doors locking.

We are in the process of interfacing our technology platform with other location technologies. The first interface we have completed is with WiFi. This has been done to illustrate the platform’s flexibility to interface to other wireless air interfaces and perform an even higher level of system integration that collects location-based information. In addition, the platform can interface with other vertically integrated systems for work flow management within the healthcare industry. In such cases, the platform serves as the RFID engine, processing data from third-party software applications. This capability makes the platform more flexible, scalable and expandable.

Research and Development

Our research and development group consists of 43 staff members, currently based in Ottawa and Vancouver, Canada, who have an average of approximately 18 years of research and development experience. These employees are responsible for the development of hardware, software and the mechanical design of our systems. Further enhancements to our current systems and the development of new systems are important components of our ability to remain competitive in our marketplace. In November 2006, we decided to consolidate our Canadian operations into our existing facility in Ottawa. The consolidation will entail the closing of our Vancouver facility, expected to be completed in mid-2007.

Intellectual Property

We rely on a combination of patents, copyrights, trade secrets (including know-how), employee intellectual property agreements and third-party agreements to establish and protect proprietary rights in our products.

Our patent portfolio consists of patents issued in the United States and patents issued in Canada, including the following:

•

U.S. Patent No. 6,144,303, “Tag and System for Patient Safety Monitoring,” applies to infant protection tags that sense when they are in contact with the skin. The tag can generate an alarm when it is removed. The U.S. patent expires in 2019. The corresponding issued patent in Canada is Canadian Patent No. 2,260,577, which expires in 2019.

•

U.S. Patent No. 5,977,877, “Multiple Conductor Security Tag,” applies to tags attached with bands that can detect unauthorized cutting of a band attached to a person or object. This patent expires in 2018.

•

U.S. Patent No. 5,374,921, “Fiber Optic Security and Communications Link” applies to security tags with an optical fiber in the band to detect unauthorized removal. This patent expires in 2011. The corresponding issued patent in Canada is Canadian Patent No. 2,055,266, which expires in 2011.

•

U.S. Patent No. 6,137,414, “Asset Security Tag,” applies to asset protection tags that can generate an alarm if the asset to which it is attached (such as a piece of hospital equipment) is moved to an unauthorized area or if the tag is removed without authorization. This patent expires in 2019.

•

U.S. Patent No. 6,456,191, “Tag System with Anti-Collision Features,” applies to RFID tags with communication features that allow communications with multiple tags in close proximity to one another. The U.S. patent expires in 2019. The corresponding issued patent in Canada is Canadian Patent No. 2,266,337, which expires in 2019.

•

U.S. Patent No. 7,116,230, “Asset Location System, applies to an RFID tagging system that utilizes a portable receiver, instead of a network of fixed receivers, to track, analyze and prioritize information on the location of tagged assets within a building or warehouse. This patent expires in 2025.

The technology covered by the above-listed patents is widely used in our healthcare security systems. We also have patents relating to our seismic monitoring business, including U.S. Patent No. 4,935,748, “Blast Recorder and Method of Displaying Blast Energy,” which applies to devices for displaying seismic signals detected from a blast and expires June 19, 2007.

In addition to the patents described above, we have a license from Digital Angel Corporation under U.S. Patent No. 5,952,935, “Programmable Channel Search Reader,” which applies to RFID tag readers that are capable of reading different kinds of RFID tags with differing communications protocols. The patent expires on May 3, 2016. We also have a license from BI Incorporated under U.S. Patent No. 4,952,913, “Tag for Use with Personnel Monitoring System,” which applies to tags, for individuals, that sense and report tampering. The patent expires in 2007. This patented technology is used in our Hugs infant protection system.

We obtain the implantable microchip used in our VeriMed, VeriGuard and VeriTrace systems from Digital Angel Corporation, a majority-owned subsidiary of our parent company, Applied Digital, under the terms of a supply agreement. Digital Angel, in turn, obtains the implantable microchip from a subsidiary of Raytheon Company under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. We source the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, we have no documentation that establishes our right to use the patented technology for human identification applications. We do not anticipate generating more than nominal revenue from the sale of the VeriMed, VeriGuard or VeriTrace systems prior to the expiration of the patent in April 2008. Hughes, HID, any of their respective successors in interest, or any party to whom one of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against us asserting that we are violating its rights. If such a claim is successful, sales of our VeriMed, VeriGuard and VeriTrace systems could be enjoined, and we could be required to cease our efforts to create a market for these systems, until the patent expires in April 2008. In addition, we could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, we would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and the potential impairment in the marketability of our systems even after the expiration of the patent, which could harm our business and negatively affect our prospects.

Our employees, consultants and advisors are required to enter into confidentiality agreements that prohibit the disclosure or use of our confidential and proprietary information. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties. Our RFID tag designs benefit from confidential know how we have developed through experience. Our middleware product that is a component of our technology platform for our healthcare security applications, as well as other software products, are protected by copyright and trade secret rights.

We are seeking registration of our VeriChip trade name in various product markets in the United States and elsewhere in the world. However, in June 2004, VeriSign, Inc. filed oppositions with the U.S. Patent and Trademark Office, objecting to our registration of the VeriChip trade name and our trademarks that begin with the “Veri” prefix. We and VeriSign are seeking to amicably resolve the opposition proceeding. In the event an amicable resolution is not reached and VeriSign is successful in the opposition proceedings, our applications to register VeriChip and other “Veri-” marks will be refused. It is also possible that VeriSign could bring a court action seeking to enjoin our use of VeriChip and the other “Veri-” marks and/or seek monetary damages from our use of these marks. If VeriSign were to bring a court action and prevail in that action, we may be required to re-name our Company and re-brand some of our products, such as VeriMed, VeriGuard and VeriTrace, as well as to possibly pay damages to VeriSign for our use of any trademarks found to have been confusingly similar to those of VeriSign.

Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use some technology and information that we regard as proprietary. Our reliance on intellectual property rights is subject to a number of risks. See “Item 1A. Risk Factors.”

Sales, Marketing and Distribution

Our end-use customers consist of healthcare facilities, such as hospitals and long-term care facilities, healthcare professionals, such as physicians, individual patients, and other customers that purchase our systems for non-healthcare applications, such as construction, oil and gas companies and power companies.

Our sales and marketing strategy is to sell our systems through multiple channels. However, to date we have sold essentially all of our active RFID systems through dealers. Most of our largest dealers, by volume of systems sold, are focused exclusively or primarily on the healthcare industry. As of December 31, 2006, our sales and marketing staff consists of a total of 47 people, based primarily in Ottawa, Canada and at our corporate headquarters in Florida. We have a limited number of sales representatives strategically located in other places in North America, where we have a number of hospitals that have adopted our VeriMed system.

In general, the terms of our dealer agreements for our healthcare security systems obligate our dealers to provide us with reports, on a monthly basis, regarding information such as:

•	sales and inventory levels for the preceding month;

•	sales analyses within the dealers’ territories;

•	forecasts for future sales on a rolling one month, three month and annual basis; and

•	service and support activity.

We use these reports, among other things, to effectively plan our inventory levels, manage dealer performance against sales targets, identify and resolve channel conflicts, and manage our customer support.

We market our systems primarily by attending trade shows and medical conferences and by advertising in publications.

Our Healthcare Security Systems

Infant Protection/Wander Prevention

We currently sell our infant protection and wander prevention systems through dealers. These dealers are typically appointed, on a non-exclusive basis, to cover a specific geographic sales territory. The term of such appointment is generally for one year, but subject to automatic renewal from year-to-year in the absence of a termination by us or the dealer. In general, our agreements with our dealers impose no minimum purchase requirements. Some of our dealer agreements include price protection provisions, under which we undertake not to charge the dealer prices higher than the best price we are offering our systems to any of our other dealers.

Our dealers of our infant protection and wander prevention systems have responsibility for the installation and after-sale servicing and maintenance of such systems. System installation requires relationships with cable companies, knowledge of the other products that need to be integrated with our hardware and knowledge of local codes. To ensure that our systems are installed in accordance with our standards, we have established a distribution technical training and certification program. In addition to system installation, our dealers provide end-use customers with post-sale customer service and system maintenance.

Asset/Staff Location and Identification System

The three asset/staff location and identification systems that have been sold and successfully installed, and the two systems currently being installed, were sold through Agility Healthcare Solutions LLC, a company engaged in logistical management of mobile assets for the healthcare provider industry. These systems were sold on a private label basis. Agility Healthcare markets our systems under its name using its sales force, as well as through some of our dealers that also sell our infant protection systems.

We are in the process of building out our distribution network for our asset/staff location and identification system and providing the requisite training to certain dealers. We anticipate that the optimal size of our dealer network for this system will be smaller than that for our infant protection and wander prevention systems, given the higher price points for asset/staff location and identification systems, the need to reach senior level executives of targeted healthcare facilities and the anticipated longer sales cycle.

Our VeriMed System

To date, our marketing efforts with respect to our VeriMed system have been to provide our scanners to hospitals and third-party emergency room management companies at no charge in order to build out the geographic footprint of the healthcare facilities that can and will use our VeriMed system as part of their standard protocol. We expect to continue this “seeding” process for the foreseeable future as we endeavor to build out our network across the United States and overseas. In addition, we have been marketing our VeriMed system to physicians, who treat patients who fit the profile for which our VeriMed system is intended to benefit, in those geographic areas surrounding hospitals that have adopted the VeriMed system. In the future we expect to utilize dealer arrangements to allow us to more widely distribute the VeriMed system and the microchip insertion kits.

Our Industrial Systems

Vibration Monitoring Instruments

We distribute our Blastmate and Minimate systems to engineering, construction and mining professionals through an independent network consisting of approximately 75 dealers, approximately half of which operate in North America.

ToolHound

We market and sell our ToolHound system primarily through our direct sales force based in Ottawa, Canada. We market our ToolHound system predominately in North America to approximately 150 accounts, which include construction companies and other industrial organizations.

Competition

Most of our systems utilize RFID technologies. While certain of our competitors in certain of our system applications also sell products that use RFID technologies, some sell products that incorporate other technologies, such as high frequency radio signals, or WiFi, barcode technology and biometric technology. With respect to the healthcare industry in particular, we are unable to predict which technology will be most widely adopted in the future. In addition, some of our current competitors, as well as companies who utilize RFID technologies in applications outside of our target markets, have significantly greater financial, marketing and product development resources than we do. Low barriers to entry across most of our product lines may result in new competitors entering the markets we serve. Also, our competitors may be able to respond more quickly to new or improved technologies by devoting greater resources to the development, promotion and sale of products. We expect our competitors to continue to improve the performance of and support for their current products. We also expect that, like us, they will introduce new products, technologies or services. Our competitors’ new or upgraded products could adversely affect sales of our current and future products.

With respect to our infant protection and wander prevention systems, several other companies offer solutions for these applications, including Visonic Technologies, RF Technologies, Innovative Control Systems and Senior Technologies. We believe that competition in these markets is mainly based on product features, reputation, including endorsements by other healthcare facilities, and brand awareness. Based on the Fletcher Spaght study, we believe we possess a leading market share in infant protection systems and are one of the leading providers of wander prevention systems in North America.

With respect to our VeriMed system, we do not believe any other company currently offers a human implantable microchip-based patient identification system. However, various media sources have reported on people who have been implanted with RFID chips obtained over the Internet for as little as $2.00. We do not know if the RFID microchips obtained over the Internet are in compliance with the Federal Food, Drug and Cosmetic Act, its regulations or the FDA special controls guidance document applicable to this technology. See “Our Business – Government Regulation.” In addition, various alternative patient identification solutions are currently available, such as bracelets sold by MedicAlert, health information wallet cards, biometric systems and key fobs that store personal health records. We are currently in the process of seeking to create a market for our VeriMed system, and our competitive position in this market will depend on whether hospitals and other healthcare providers accept this new technology and incorporate it into their standard protocol. Our competitive position will also depend on whether patients prefer our VeriMed system to existing or future identification systems, as well as whether the implant process becomes subject to reimbursement by government and private insurers.

With respect to the other systems we offer, we believe that competition is mainly based on product performance and ease of use, purchase price and operating cost. We believe that our systems are designed and manufactured to compete favorably based on these criteria with competitive systems currently in the market.

Manufacturing; Supply Arrangements

We outsource the manufacturing of all the hardware components of our active RFID systems to third-party contractors, but conduct final assembly, testing and quality control functions internally. To date, we have not had material difficulties obtaining system components. Except as discussed below, we believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business.

We source the custom straps used with our Hugs infant protection systems from a sole supplier, Emerson & Cuming Microwave Products. Emerson & Cuming manufactures the straps at a single facility located in New England, although it operates another facility in Belgium from which the straps could be manufactured. While we and our dealers maintain excess inventory to ensure that we maintain an adequate supply of the straps, we believe it would take several months to make alternative arrangements should we be unable to source these custom straps from Emerson & Cuming. Under the agreement with Emerson & Cuming, we are subject to minimum purchase requirements, with the aggregate amount of our minimum purchase requirements being $4 million over the next five years.

We and Digital Angel, another majority-owned subsidiary of Applied Digital, are parties to an agreement dated December 27, 2005, pursuant to which Digital Angel supplies us with the implantable microchips, readers, other products, and the underlying technology relating to the microchip, for use in secure implantable human applications. The microchip and the related underlying technology are used in our VeriMed, VeriGuard and VeriTrace systems. Digital Angel is our sole supplier of the implantable microchips, which it obtains from Raytheon Microelectronics España, a subsidiary of Raytheon Company, or RME, under the terms of a separate supply agreement as discussed below. The following is a summary of the principal terms of our amended and restated supply agreement with Digital Angel:

•

Digital Angel has agreed to sell to us and our resellers, on an exclusive basis, the transponders and reader equipment for our VeriMed system, as well any upgrades, enhancements and improvements, which are to be used for the primary purpose of secure human identification. Digital Angel has committed not to sell these products to any other party if Digital Angel knows or should know that such products are to be used principally for secure identification applications.

•

Digital Angel has committed to use it best efforts to supply all of our requirements for the transponders and reader equipment as and when required. However, if Digital Angel is unable or unwilling to meet our requirements, we may obtain additional suppliers and Digital Angel is obligated to permit the use of the underlying intellectual property for that purpose. We also have the right to design and build, or cause to be designed and built, and sell, our own readers, to be used for human applications only, and Digital Angel has granted to us a fully-paid, royalty-free, non-exclusive license to utilize one of its patents for that purpose.

•

Digital Angel may not supply human implantable microchips to other parties if we meet certain minimum purchase requirements, specifically: $0 in 2006; $0.9 million in 2007, net of 2006 purchases; $1.8 million in 2008; $2.5 million in 2009; $3.8 million in 2010; and $3.8 million in each year thereafter, subject to the parties reaching agreement on a different amount. If during any year we purchase in excess of the minimum purchase requirement for that year, the excess will be credited against the minimum purchase requirement for the following year or years. We purchased $0.4 million of implantable microchips from Digital Angel in 2006.

•

In the event a competitor makes, uses, sells or offers any similar product or service, the price we are required to pay for products is subject to downward adjustment to enable us to more effectively compete.

•

The term of the agreement ends on March 4, 2013, subject to earlier termination in the event of either party’s default or bankruptcy. However, so long as we meet the minimum purchase obligations under the agreement, the term is to be automatically renewed on an annual basis until the expiration of the last of the patents covering any of the supplied products.

•

If we desire to have a third party manufacture any of the products, product upgrades, enhancements or improvements, or any new products – for reasons other than Digital Angel’s inability or unwillingness to supply us – we have the right to do so. In such event, we are obligated to pay Digital Angel a royalty on each product manufactured by third parties that would otherwise infringe Digital Angel’s underlying intellectual property rights.

Our implantable microchip is manufactured for Digital Angel by RME under the terms of a supply agreement between Digital Angel and RME. The term of that agreement ends on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Under the agreement, RME is Digital Angel’s preferred supplier of the glass encapsulated, syringe-implantable transponders, provided that RME’s pricing remains market competitive. Certain of the automated equipment and tooling used in the production of the transponders is owned by Digital Angel; other automated equipment and tooling is owned by RME. It would be difficult and time-consuming for Digital Angel to arrange for production of the transponders by a third party. Accordingly, we cannot assure you that we will be able to procure alternative manufacturing capability if we are unable to obtain the implantable microchip from Digital Angel or if Digital Angel is unable to obtain it from RME or another supplier.

Environmental Regulation

We must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business, including laws and regulations governing the management and disposal of hazardous substances and wastes. We expect our operations and products will be affected by future environmental laws and regulations, but we cannot predict the effects of any such future laws and regulations at this time. Our distributors who place our products on the market in the European Union are required to comply with EU Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive. Noncompliance by our distributors with EU Directive 2002/96/EC may adversely affect the success of our business in that market. Additionally, we are investigating the applicability of EU Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment, known as the RoHS Directive which took effect on July 1, 2006. We do not expect the RoHS Directive will have a significant impact on our business.

Government Regulation

Laws and Regulations Pertaining to RFID Technologies

Our active RFID systems, as well as our RFID systems that use our implantable microchip, rely on low-power, localized use of radio frequency spectrum to operate. As a result, we must comply with U.S. Federal Communications Commission, or FCC, and Industry Canada regulations, as well as the laws and regulations of other jurisdictions that we sell our products, governing the design, testing, marketing, operation and sale of RFID devices. Accordingly, all of our products and systems have a paired FCC and Industry Canada equipment authorization.

U.S. Federal Communications Commission Regulations

Under FCC regulations and Section 302 of the Communications Act, RFID devices, including those we market and sell, must be authorized and comply with all applicable technical standards and labeling requirements prior to being marketed in the United States. The FCC’s rules prescribe technical, operational and design requirements for devices that operate on the electromagnetic spectrum at very low powers. The rules ensure that such devices do not cause interference to licensed spectrum services, mislead consumers regarding their operational capabilities or produce emissions that are harmful to human health. Our RFID devices are intentional radiators, as defined in the FCC’s rules. As such, our devices may not cause harmful interference to licensed services and must accept any interference received. We must construct all equipment in accordance with good engineering design as well as manufacturers’ practices.

Manufacturers of RFID devices must submit testing results and/or other technical information demonstrating compliance with the FCC’s rules in the form of an application for equipment authorization. The FCC processes each application when it is in a form acceptable for filing and, upon grant, issues an equipment identification number. Each of our RFID devices must bear a label which displays the equipment authorization number, as well as specific language set forth in the FCC’s rules. In addition, each device must include a user manual cautioning users that changes or modifications not expressly approved by the manufacturer could void the equipment authorization. As a condition of each FCC equipment authorization, we warrant that each of our devices marked under the grant and bearing the grant identifier will conform to all the technical and operational measurements submitted with the application. RFID devices used and/or sold in interstate commerce must meet these requirements or the equipment authorization may be revoked, the devices may be seized and a forfeiture may be assessed against the equipment authorization grantee. The FCC requires all holders of equipment authorizations to maintain a copy of each authorization together with all supporting documentation and make these records available for FCC inspection upon request. The FCC may also conduct periodic sampling tests of equipment to ensure compliance. We believe we are in substantial compliance with all FCC requirements applicable to our products and systems.

Industry Canada Regulations

Industry Canada regulates the design, sale and use of radio communications devices in accordance with its Radio Standards Specifications, or RSS, and Radio Standards Procedures, or RSP. As intentional emitters, our RFID devices are subject to Industry Canada’s RSP-100, which establishes the procedures by which RFID communications equipment receives certification by Industry Canada. The RSP-100 certification procedure and RSS standards ensure that RFID radio devices do not cause interference to licensed spectrum services and that the devices do not produce emissions that are harmful to human health.

Manufacturers of RFID devices must demonstrate compliance with RSP-100 and RSS-210. Industry Canada requires manufacturers of RFID devices to file an application and agreement for certification of services. A manufacturer of active RFID equipment must submit testing results and/or other technical information demonstrating compliance with RSS-210 along with the manufacturer’s application. Industry Canada’s Certification and Engineering Bureau processes the application and, upon grant, issues a unique certification/registration number, which is required to be displayed on each certified piece of equipment. In addition, in accordance with RSS-Gen, the following information must appear on any radio frequency device: the certification/registration number; the manufacturer’s name, trade name or brand name; and the model name or number.

Each RFID device must include a user manual. The user manual must identify that the radio frequency device operates on a no interference, no protection basis, meaning that the device may not cause radio interference and cannot claim protection from interference. Radio frequency devices that do not meet the certification, labeling and user manual provision requirements and are sold within or between the Canadian territories/provinces are subject to penalty by Industry Canada, which may include seizure of the devices and/or assessment of forfeitures. Industry Canada will also conduct audit checks, from time to time, to ensure compliance. We believe we are in substantial compliance with all Industry Canada requirements applicable to our products and systems.

Regulation by the FDA

Our VeriMed patient identification system is a medical device subject to extensive regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. In October 2004, the VeriMed system received classification as a Class II medical device by the FDA for patient identification and health information purposes. This allows us to market the VeriMed system in the United States.

FDA Premarket Clearance and Approval Requirements. Generally speaking, unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, or a premarket approval application, or PMA, from the FDA. Medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk to the patient associated with the medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II. The manufacturer of a Class II device is typically required to submit to the FDA a premarket notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are generally placed in Class III, requiring premarket approval.

In October 2004, we received classification of our VeriMed system as a Class II device. In granting this clearance, the FDA created a new device category for “implantable radiofrequency transponder systems for patient identification and health information.” The FDA also determined that devices that meet this description will be exempt from 510(k) premarket clearance so long as they comply with the FFDCA, its implementing regulations and the provisions of an FDA guidance document issued by the FDA in December 2004, entitled “Guidance for Industry and FDA Staff, Class II Special Controls Guidance Document: Implantable Radiofrequency Transponder System for Patient Identification and Health Information,” that establishes special controls for this type of device. The special controls, which are intended to ensure that the device is safe and effective for its intended use, include the following: biocompatibility testing, information security procedures, performance standard verification, software validation, electro-magnetic compatibility and sterility testing. We believe that we are in compliance with FFDCA, its implementing regulations and the December 2004 guidance document. A company that wishes to market products that will compete with the VeriMed system will not be required to submit a 510(k) premarket clearance application to the FDA if the company complies with the requirements of the special controls guidance document.

In January, 2007, the FDA published a Draft Guidance entitled “Radio-Frequency Wireless Technology in Medical Devices.” This document includes the FDA’s current recommendations regarding specific risks and limitations to be considered when developing and implementing a Quality System for medical devices using radio frequency wireless technology, as well as additional information to be included in the labeling for such devices. We believe our Quality System and labeling for our VeriMed System substantially meet the recommendations outlined in the draft guidance.

Pervasive and Continuing Regulation. After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•

quality system regulations, or QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;

•	clearance or approval of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use;

•

medical device reporting, or MDR, regulations, which require that a manufacturer report to the FDA if the manufacturer’s device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We have registered with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. The Digital Angel manufacturing facility located in St. Paul, Minnesota, was inspected by the FDA in late May and early June 2006, during which the FDA inspector conducted a routine Level II Quality System Inspectional Technique inspection. During the inspection, the FDA inspector made three verbal observations regarding deviations in Digital Angel’s quality system unrelated to our implantable microchip. It is our understanding that Digital Angel has corrected the three deviations. To our knowledge, the Raytheon Microelectronics España facility has not yet been inspected by the FDA.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

Fraud and Abuse

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws and false claims laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid and Veterans Affairs health programs. We have never been challenged by a government authority under any of these laws and believe that our operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our practices to be in compliance with these laws. In addition, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on our financial condition and results of operations.

Anti-Kickback Laws

We may directly or indirectly be subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback laws. In particular, the federal healthcare program Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending a good or service, for which payment may be made in whole or part under federal healthcare programs, such as the Medicare and Medicaid programs. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs.

Federal False Claims Act

We may become subject to the Federal False Claims Act, or FCA. The FCA imposes civil fines and penalties against anyone who knowingly submits or causes to be submitted to a government agency a false claim for payment. The FCA contains so-called “whistle-blower” provisions that permit a private individual to bring a claim on behalf of the government to recover payments made as a result of a false claim. The statute provides that the whistle-blower may be paid a portion of any funds recovered as a result of the lawsuit. Even though the VeriMed system is not reimbursed by federal healthcare programs, it is still possible that we may be liable for violations of the FCA, for instance, if a sales representative were to assist or instruct a physician to bill a government program for microchip implantation by listing on the claim form some other service that is reimbursable.

State Laws and Regulations

Many states have enacted laws similar to the federal Anti-Kickback Statute and FCA. The Deficit Reduction Act of 2005 contains provisions that give monetary incentives to states to enact new state false claims acts. The state Attorneys General are actively engaged in promoting the passage and enforcement of these laws. While the Federal Anti-Kickback Statute and FCA apply only to federal programs, many similar state laws apply both to state funded and to commercial health care programs. In addition to these laws, all states have passed various consumer protection statutes. These statutes generally prohibit deceptive and unfair marketing practices, including making untrue or exaggerated claims regarding consumer products. There are potentially a wide variety of other state laws, including state privacy laws, to which we might be subject. We have not conducted an exhaustive examination of these state laws.

Privacy Laws and Regulations

Our VeriMed business is subject to various federal and state laws regulating the protection of consumer privacy. We have never been challenged by a governmental authority under any of these laws and believe that out operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws. Our failure to protect health information received from customers could subject us to liability and adverse publicity and could harm our business and impair our ability to attract new customers.

U.S. Federal Trade Commission Oversight

An increasing focus of the United States Federal Trade Commission’s (FTC’s) consumer protection regulation is the impact of technological change on protection of consumer privacy. Under the FTC’s statutory authority to prosecute unfair and deceptive advertising practices, the FTC vigorously enforces promises a business makes about how personal information is collected, used and secured. More recently, the FTC has found that failure to take reasonable and appropriate security measures to protect sensitive personal information is an unfair practice violating federal law. In the consent decree context, offenders are routinely required to adopt very specific cybersecurity and internal compliance mechanisms, as well as submit to twenty years of independent compliance audits. Businesses that do not adopt reasonable and appropriate data security controls have been found liable for as much as $10 million in civil penalties and $5 million in consumer redress. To date, the FTC has concluded nine prosecutions for failure to adopt reasonable and appropriate data security controls.

Recent events demonstrate that the FTC continues to actively consider the potential impact of RFID on consumer protection issues. This year, the FTC launched a new initiative, “Protecting Consumers in the Next Tech-ade” and convened public hearings on November 6-8, 2006 that brought together experts from the business, government and technology sectors as well as consumer advocates, academics and law enforcement officials to explore ways in which convergence and the globalization of commerce impact consumer protection. Panelists examined changes in marketing and technology over the past decade and challenges facing consumers, business and government. One of the panels, entitled “RFID Technology in the Next Tech-ade,” focused on the role of RFID in the healthcare and retail sectors.

State Legislation

During 2006, a number of state legislatures have considered legislation addressing RFID and consumer privacy concerns. Among the laws passed was a Wisconsin bill prohibiting any requirement that an individual undergo implantation of a microchip, with violators subject to a forfeiture of not more than $10,000. Other state legislatures have introduced similar legislation, such as Ohio, which introduced a bill prohibiting employers from requiring an employee to insert a “radio frequency identification tag” into the employee’s body, and South Dakota, which introduced a bill declaring that no person may require implantation of an RFID microchip in another person. The States of Georgia and New Hampshire have recently passed laws convening an expert study committee to consider the impact of RFID technology on consumer privacy, including providing healthcare and issue recommendations. A number of states also have introduced legislation focusing on the consumer privacy implications of RFID use in government identification documents, prescription drug tracking and retail sales. To date, none of this legislative activity restricts our current or planned operations.

Many states have privacy laws relating specifically to the use and disclosure of healthcare information. Federal healthcare privacy laws preempt state laws that are less restrictive than the federal law, but more restrictive state laws still may apply to us. Therefore, we may be required to comply with one or more of these multiple state privacy laws. Statutory penalties for violation of these state privacy laws varies widely. Violations also may subject us to lawsuits for invasion of privacy claims.

The European Union

In the European Union (EU), promotion of RFID technology is viewed as a critical economic issue. It is established that insofar as RFID is a technology involving collection, sharing and storage of personally identifiable information, the mandates of Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the Protection of Individuals With Regard to the Processing of Personal Data and On the Free Movement of Such Data (“EU Data Directive”) applies. All 25 EU member countries have implemented the EU data directive. At issue today is whether additional privacy protection laws beyond those prescribed by the EU data directive and its country-specific laws are needed for privacy issues raised by RFID technology. On January 19, 2005, the EU’s Working Party 29, charged with interpretation and expansion of EU data protection law and policy, adopted Working Document 105, addressing data protection issues related to RFID technology. That document reinforced the need to comply with the basic principles of the EU data directive and related documents whenever personal data is collected via RFID technology. Guidance to RFID manufacturers was also provided regarding responsibilities to design privacy compliant technology.

The EU recently completed a six-month consultation with public and industry stakeholders on the use of RFID tags. At a conference held on October 16, 2006, the Commissioner for Information Society and Media, the top official leading the RFID consultation, announced that the EU must consider adopting a specialized legal framework to ensure that RFID technology does not infringe on privacy. The consultation results indicated that while the EU was prepared to be convinced of the benefits of RFID, the public expressed great concerns about ensuring that privacy is not compromised.

Health Insurance Portability and Accountability Act of 1996

We are not a health care provider, health plan or health care clearinghouse. Therefore, we are not subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA. To the extent required by HIPAA, we have entered into business associate agreements with certain health care providers and health plans relating to the privacy and security of protected health information. We have implemented policies and procedures to enable us to comply with these HIPAA business associate agreements.

Employees

As of March 23, 2007, we had 168 employees, of whom 45 were in our sales and marketing group, 32 in project management/technical support, 44 in research and development, 28 in operations and 19 in finance and administration. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Financial Information About Segments and Geographic Areas

For a discussion of revenues attributed to our three business segments and to geographic areas over the past three years, refer to Note 13 to our Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

The following risks and the risks described elsewhere in this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially affect our business, prospects, financial condition, operating results and cash flows. If any these risks materialize, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

If we cannot successfully implement our business strategy, we expect that our business, results of operations and potential for growth will be adversely affected.

If our market assessments, or the assumptions, estimates and judgments underlying such assessments, on which we have charted our course for our business, prove to be incorrect, we may not be successful in implementing our strategy or achieving our objectives. In that case, we would expect that our business, results of operations, financial condition and potential for growth will be adversely affected.

Our business strategy for our Canadian-based businesses, from which we are currently generating substantially all of our revenue, includes:

•

endeavoring to market and sell, through international distributors, an increasing number of our infant protection, wander prevention and asset/staff location and identification systems outside of North America, where the market for these products is largely undeveloped;

•

leveraging our established brand recognition, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/staff location and identification systems;

•

working to complete our efforts to integrate our infant protection, wander prevention and asset/staff location and identification systems on one technology platform to enhance the flexibility, scalability and expandability of our system offerings; and

•

introducing a new vibration monitoring instrumentation platform that better integrates with contemporary data communications protocols so as to improve our vibration monitoring instruments’ remote monitoring capabilities.

Our business strategy also includes dedicating a portion of the operating cash flows derived from our healthcare security, implantable and industrial, businesses, as well as a portion of the net proceeds from our initial public offering, to funding our efforts to create markets for our systems that utilize our implantable microchip, principally our VeriMed system, from which, to date, we have generated only nominal revenue. We do not expect to generate more than nominal revenue from these systems over the next 12 to 18 months and possibly for a longer period of time.

We may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies because of business or competitive factors or factors not currently foreseen, such as the introduction of new products by our competitors or the emergence of new technologies that would make our products and systems obsolete. If we are unable to successfully implement our current or future business strategy, our business, results of operations, financial condition and potential for growth may be adversely affected.

We have a history of losses, and expect to incur additional losses in the future. We are unable to predict the extent of future losses or when we will become profitable.

We were formed by Applied Digital in November 2001 and have incurred operating losses since that time. Our accumulated deficit was $17.0 million as of December 31, 2006. Our net losses for the years ended December 31, 2006, 2005 and 2004 were $6.7 million, $5.3 million and $2.0 million, respectively. We expect to continue to incur operating losses for the foreseeable future.

Our ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond our control, including the future demand for our active RFID systems targeted at the healthcare sector and the development of the market for our VeriMed system. If demand for our RFID systems generally, and the VeriMed system in particular, does not reach anticipated levels, or if we fail to manage our cost structure, we may not achieve or be able to sustain profitability.

Our expense levels will increase over the next several years, contributing to our expectation that we will incur losses for the foreseeable future.

We expect our operating expenses to increase over the next several years. For example, our operating expenses for the year ended December 31, 2006 were 6% higher than our pro forma combined operating expenses for the year ended December 31, 2005. The 2006 increase was due, in part, to the restructuring charges taken in the fourth quarter of 2006 relating to the consolidation of our Canadian operations. The increase in future operating expenses will result from, among other things:

•

the expansion of our sales and marketing efforts to create a market for our VeriMed system as we expect to continue the buildout of our VeriMed infrastructure in the geographies in which we currently operate and to expand our geographical reach during 2007; and

•

our having become an SEC-reporting and Nasdaq-listed company and, as such, being subject to the requirements of the Sarbanes-Oxley Act of 2002, SEC rules and regulations to implement certain of the Act’s provisions, including the requirement to have in place, and evaluate, internal control over financial reporting, and Nasdaq listing standards. This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. We will have to include a report of management’s assessment regarding internal control over financial reporting, beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2007. Assuming we do not become an accelerated filer by the time we file our annual report on Form 10-K for our fiscal year ending December 31, 2007, our independent registered public accounting firm will not be engaged to attest to management’s assessment of our internal control over financial reporting until our annual report on Form 10-K for our fiscal year ending December 31, 2008.

•	As a result of stock based compensation granted in late 2006 and through March 23, 2007, we expect to record between $2.5 million and $3.0 million in stock-based compensation expense in 2007.

In addition, we will incur significant amortization expense associated with intangible assets that we acquired as a result of the acquisition of our Canadian-based businesses in the first half of 2005. Specifically, we incurred approximately $1.8 million in amortization expense associated with these intangible assets in the year ended December 31, 2006.

VHI’s existing bank credit facility may be terminated, or the lender may limit the availability of borrowings under that facility, at any time without notice. Further, all borrowings under the facility are repayable upon the lender’s demand. A demand for repayment or any restriction on the availability of borrowings under the facility would adversely affect our liquidity and financial condition.

Our wholly-owned subsidiary, VHI, is a party to loan agreements providing it with a bank credit facility of up to CDN$1.5 million, or approximately $1.3 million based on the exchange rate as of December 31, 2006, in revolving credit loans. The facility is not a committed facility, as it provides that loans are made available at the sole discretion of the lender. The lender may cancel or restrict the availability of the facility, or any unutilized portion of the facility, at any time or from time to time. Borrowings under the facility are repayable on demand, as a result of which outstanding borrowings are reflected as current liabilities in our consolidated financial statements. In addition, the payment and other obligations under the loan agreements are secured by all of the assets of VHI and its subsidiary. If the lender demands repayment of the borrowings under the facility, we may not have sufficient funds, or may be required to use a portion of any then remaining proceeds of our initial public offering to honor such demand. In such event, the lender would have the right to foreclose on the assets securing such borrowings. In addition, if the lender cancels or restricts our available borrowings under the facility, our ability to fund our operations may be materially and adversely affected and our prospects for growth would be harmed.

To support the expected increase in our working capital requirements, we will seek to obtain a larger, committed bank credit facility. However, no assurance can be given that we will be successful in obtaining such a facility. If we are unable to do so, our ability to grow our business and our prospects may be adversely affected.

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or efforts to create a market for our VeriMed system.

We expect to require funding in future years, in addition to the proceeds from our initial public offering, to create a market for our VeriMed system and any additional technologies or systems that we may license or develop. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than we anticipated. In such event, we may need to raise substantial additional capital.

We may seek to raise necessary funds through public or private equity offerings, debt financings or strategic alliance and licensing arrangements. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and our business, financial performance and stock price may be materially and adversely affected. To raise additional funds through strategic alliance or licensing arrangements, we may be required to relinquish rights to our technologies or systems, or grant licenses on terms that are not favorable to us.

The markets for our infant protection and wander prevention systems, and our vibration monitoring instruments, in the United States are relatively mature markets of limited size, which may limit our ability to increase our sales of these systems.

In the near term, we expect that our revenue will continue to be derived primarily from sales of our infant protection and wander prevention systems, and our vibration monitoring instruments. The markets for these systems—at least in the United States, where historically we have sold the substantial majority of our sales of these systems—can all be characterized as being of limited size and relatively mature. In the event we are not able to develop new markets, our future growth prospects will be modest. We cannot assure you that our historical revenue growth rates from these systems will continue.

To date, we have sold and had installed a limited number of our asset/staff location and identification systems. There are a number of factors beyond our control that may limit future sales of these systems.

To date, we have sold and had installed three of our asset/staff location and identification systems. These systems were sold through a single distributor on a private label basis. While we believe that the potential for RFID real-time location systems, such as our asset/staff location and identification system, to improve the quality and decrease the cost of healthcare is significant, the market for such systems in the healthcare sector is just emerging. The pace at which healthcare facilities have implemented RFID systems has been slower than many who follow the industry have anticipated. Market analysts have cited a number of factors that may be constraining the rate and extent of the U.S. healthcare industry’s adoption of RFID asset/staff location and identification systems, including:

•	the cost of deployment, coupled with the limited budgets of many hospitals;

•	the uncertainty or unquantifiable nature of the return on investment;

•	system compatibility issues;

•	the low level of awareness; and

•	privacy concerns.

We believe that our asset/staff location and identification system will need to capture market share in this emerging market within the next 12-24 months, as we expect that a significant factor in hospitals’ choice of system vendors will be referrals to other healthcare facilities that have deployed, and are pleased with, such systems. To achieve this, we will need to be on the forefront of the effort to educate healthcare industry personnel regarding the benefits, including the return on investment, achievable through implementation of RFID location and identification systems.

We may be unable to increase our sales of infant protection and wander prevention systems outside of North America.

We currently sell substantially all of our infant protection and wander prevention systems in North America. Part of our growth strategy is to increase our penetration of markets outside of North America for these systems. Conducting business internationally entails numerous risks, which could disrupt or otherwise adversely affect our business, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, import and export controls, customs duties and other trade restrictions or barriers;

•	more stringent regulations relating to data privacy and the unauthorized use of, or access to, commercial and personal information, particularly in Europe;

•	regulations, such as with respect to radio frequency bands, that require us to redesign our existing systems or develop new systems to comply;

•	restrictions on the transfer of funds;

•	changes in governmental policies and regulations;

•	limitations on the level of intellectual property protections; and

•	political unrest, terrorism and war.

If we are unable to expand our international distribution network in a timely and cost-effective manner, we could miss sales opportunities, which could constrain our growth.

Sales of our vibration monitoring instruments will be adversely affected if the introduction of our new instrumentation platform for these instruments is delayed or if the new platform does not achieve market acceptance.

If the introduction of our new vibration monitoring instrumentation platform is delayed or if the new platform does not achieve market acceptance, sales of our vibration monitoring instruments, which currently represent the primary source of revenue in our industrial segment, will be adversely affected. The new platform will replace our existing platform for vibration monitoring instruments for which we are facing certain manufacturing challenges due to the discontinuation and unavailability of key components. The introduction of the new platform represents our primary strategy to grow our vibration monitoring business. If we fail to timely introduce the new platform or if the new platform does not achieve market acceptance, our ability to grow this business will be materially and adversely affected.

Our competitors, including those who have greater resources and experience than we do, may commercialize technologies that make ours obsolete or noncompetitive.

There are many public and private companies, universities, governmental agencies and research organizations actively engaged in research and development of RFID and other competing technologies with the same or similar functionality as our systems and that target the same markets that we target.

Our active RFID systems, such as our infant protection, wander prevention and asset/staff location and identification systems, utilize a zonal, also known as cell ID, system in which a network of readers are positioned to cover a defined area, including points of ingress or egress, to read tagged persons or objects within the defined area. There are a number of other technologies, such as UHF-based active RFID technologies, lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-based location and wireless networking technologies, and advanced, long range, encrypted passive RFID technology, that are being developed and sold that can be employed for our target applications. One or more of these technologies may prove to be a better or more cost-effective solution than our RFID systems for customers in our target markets and thus achieve greater market acceptance than the technologies used in our systems. If this were to occur, our ability to sell our systems, as well as our results of operations, financial condition and business prospects, would be adversely affected.

Some of our current competitors, as well as companies who utilize RFID technologies in applications outside of our target markets, have significantly greater financial, marketing and product development resources than we do. Low barriers to entry across most of our product lines may result in new competitors entering the markets we serve. If a current or future competitor were to successfully develop or acquire rights to more effective or lower cost systems for applications targeted by our systems, then sales of our systems could suffer and our business, results of operations and financial condition could be materially and adversely affected.

If we are unable to successfully integrate the operations, systems and personnel of the two Canadian-based businesses we acquired in the first half of 2005, our management team may be distracted or ineffective and our sales efforts may be impaired.

In the first half of 2005, we acquired two Canadian-based businesses that currently account for essentially all of our revenue. The acquired companies significantly expanded the scope of our operations in a rapid manner, and the integration of their operations, systems and personnel is ongoing and continues to present us with challenges, including:

•	the consolidation of the acquired companies’ respective facilities, scheduled to be completed in the first half of 2007;

•	managing our relationships with the acquired companies’ dealers and end-use customers;

•	entering markets or types of businesses in which certain members of our management team (who were not affiliated with either of the acquired companies) have little or no prior experience; and

•	integrating different and complex accounting and financial reporting systems.

As part of our integration of the acquired companies, we are in the process of integrating virtually all of our infant protection, wander prevention and asset/staff location and identification systems onto a common technology platform, capable of being integrated with other wireless technologies to enhance the flexibility, scalability and expandability of these system offerings. A key element of our growth strategy is to demonstrate the advantages of this common platform and cross-market to our customers our full portfolio of systems. If we are unable to successfully integrate these systems onto a single platform, our sales efforts and ability to cross-market our systems may be impaired, and our revenue may be adversely affected.

We rely upon third-party dealers to market and sell, as well as install, service and maintain, our infant protection, wander prevention and asset/staff location and identification systems, and to market and sell our vibration monitoring instruments. As such, our revenue from sales of these products significantly depends on their efforts, as does the level of end-use customer satisfaction.

We currently have a limited sales, marketing and distribution infrastructure. We market and sell our infant protection, wander prevention and asset/staff location and identification systems, as well as vibration monitoring instruments, through third-party dealers. We currently derive substantially all of our revenue from these systems and instruments. In general, our dealer agreements impose no minimum purchase requirements.

By virtue of our reliance on dealers, our revenue significantly depends on the efforts of others. In addition, we are at risk that an end-use customer may have an unfavorable view of one of our systems based on a dealer’s improper installation, support or maintenance of that system.

Our dealers of our infant protection, wander prevention and asset/staff location and identification systems also have responsibility for the installation and after-sale servicing and maintenance of such systems. System installation requires relationships with cable companies, knowledge of the other products that need to be integrated with our hardware and knowledge of local codes. After-market customer service and maintenance is an important aspect of overall end-use customer satisfaction.

We may be subject to costly product liability claims from the use of our systems, which could damage our reputation, impair the marketability of our systems and force us to pay costs and damages that may not be covered by adequate insurance.

Manufacturing, marketing, selling, testing and operation of our systems entail a risk of product liability. We could be subject to product liability claims in the event our systems fail to perform as intended. Even unsuccessful claims against us could result in the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and impairment in the marketability of our systems. While we maintain liability insurance, it is possible that a successful claim could be made against us, that the amount of our insurance coverage would not be adequate to cover the costs of defending against or paying such a claim, or that damages payable by us would harm our business.

If others assert that our products infringe their intellectual property rights, including rights to the patent covering our implantable microchip, we may be drawn into costly disputes and risk paying substantial damages or losing the right to sell our products.

We face the risk of adverse claims and litigation alleging our infringement of the intellectual property rights of others. If infringement claims are brought against us or our suppliers, including, in the case of our implantable microchip, Digital Angel, these assertions could distract management and necessitate our expending potentially significant funds and resources to defend or settle such claims. We cannot be certain that we will have the financial resources to defend ourselves against any patent or other intellectual property litigation.

If we or our suppliers are unsuccessful in any challenge to our rights to market and sell our products, we may, among other things, be required to:

•	pay actual damages, royalties, lost profits and/or increased damages and the third party’s attorneys’ fees, which may be substantial;

•	cease the development, manufacture, use and/or sale of products that use the intellectual property in question through a court-imposed sanction called an injunction;

•

expend significant resources to modify or redesign our products, manufacturing processes or other technology so that it does not infringe others’ intellectual property rights or to develop or acquire non-infringing technology, which may not be possible; or

•

obtain licenses to the disputed rights, which could require us to pay substantial upfront fees and future royalty payments and may not be available to us on acceptable terms, if at all, or to cease marketing the challenged products.

Ultimately, we could be prevented from selling a product or otherwise forced to cease some aspect of our business operations as a result of any intellectual property litigation. Even if we or our suppliers are successful in defending an infringement claim, the expense, time delay, and burden on management of litigation and negative publicity could have a material adverse effect on our business. See also “Item 1A. Risks Related to Our Businesses Which Utilize the Implantable Microchip—Our sales of systems that incorporate our implantable microchip may be enjoined by third parties who have rights to the intellectual property used in these systems and we may be required to pay damages which could have an adverse effect on our business.”

Our inability to safeguard our intellectual property may adversely affect our business by causing us to lose a competitive advantage or by forcing us to engage in costly and time-consuming litigation to defend or enforce our rights.

We rely on copyrights, trademarks, trade secret protections, know-how and contractual safeguards to protect our non-patented intellectual property, including our software technologies. Our employees, consultants and advisors are required to enter into confidentiality agreements that prohibit the disclosure or use of our confidential information. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. There can be no assurance that we will be able to effectively enforce these agreements, the confidential information will not be disclosed, others will not independently develop substantially equivalent confidential information and techniques or otherwise gain access to our confidential information, or that we can meaningfully protect our confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information, and failure to maintain the confidentiality of our confidential information could adversely affect our business by causing us to lose a competitive advantage maintained through such confidential information.

Disputes may arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements could lead to delays in the collaborative research, development or commercialization of our systems, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could have a material adverse effect on our business, financial condition and results of operations by delaying our ability to commercialize innovations or by diverting our resources away from revenue-generating projects.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States.

The laws of some foreign countries do not protect intellectual property to as great an extent as do the laws of the United States. Policing unauthorized use of the intellectual property utilized in our systems and system components is difficult, and there is a risk that our means of protecting our intellectual property may prove inadequate in these countries. Our competitors in these countries may independently develop similar technology or duplicate our systems, which would likely reduce our sales in these countries. Furthermore, some of our patent rights may be limited in enforceability to the United States or certain other select countries, which may limit our intellectual property rights abroad.

We may not be successful in our efforts to obtain federal registration of our trademarks containing the “Veri” prefix with the U.S. Patent and Trademark Office.

In June 2004, VeriSign, Inc. filed oppositions with the U.S. Patent and Trademark Office, objecting to our registration of the VeriChip trade name and our trademarks that begin with the “Veri” prefix. We and VeriSign are seeking to amicably resolve the opposition proceeding. In the event an amicable resolution is not reached and VeriSign is successful in the opposition proceedings, our applications to register VeriChip and our other “Veri-” marks will be refused. It is also possible that VeriSign could bring a court action seeking to enjoin our use of VeriChip and the other “Veri-” marks and/or seek monetary damages from our use of these marks. If VeriSign were to bring a court action and prevail in that action, we may required to re-name our Company and re-brand some of our products, such as VeriMed, VeriGuard and VeriTrace, as well as to possibly pay damages to VeriSign for our use of any trademarks found to have been confusingly similar to those of VeriSign.

We depend on key personnel to manage our business effectively, and, if we are unable to hire, retain or motivate qualified personnel, our ability to design, develop, market and sell our systems could be harmed.

Our future success depends, in part, on certain key employees, including Scott R. Silverman, our chief executive officer, acting president and the chairman of our board of directors, and key technical and operations personnel, and on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel may seriously harm our business, financial condition and results of operations. In this regard, only five of the 15 people who served as vice presidents of the Company in June 2005, the time we completed the second of our two acquisitions in the first half of 2005, remained as our employees as of December 31, 2006. In addition, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, operations, finance, accounting, sales and marketing personnel, may also seriously harm our business, financial condition and results of operations. Our ability to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future.

We are subject to various environmental laws and regulations that could impose substantial costs upon us.

We must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business, including those governing the management and disposal of hazardous substances and wastes. If we were to violate or become liable under environmental laws, we could incur costs or fines, or be subject to third-party property damage or personal injury claims, or be required to incur investigation or remediation costs. Our operations and products will be affected by future environmental laws and regulations, but we cannot predict the ultimate impact of any such future laws and regulations at this time. Our distributors who place our products on the market in the European Union, or EU, are required to comply with EU Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive. Noncompliance by our distributors may adversely affect the success of our business in that market. Additionally, we are investigating the applicability of EU Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment, known as the RoHS Directive. We do not expect the RoHS Directive will have a significant impact on our business.

Risks Related to Our Businesses Which Utilize the Implantable Microchip

We are endeavoring to create a market for our VeriMed system. We may never achieve market acceptance or significant sales of this system.

We have been in the process of endeavoring to create a market for our VeriMed system since the FDA cleared the VeriMed system for use for patient identification and health information purposes in October 2004. Through December 31, 2006, we had only generated approximately $0.1 million in revenue from sales of the microchip inserter kits. We may never achieve market acceptance or more than nominal or modest sales of this system.

We attribute the modest number of people who, through the date of this Annual Report, have undergone the microchip implant procedure to the following factors:

•	Many people who fit the profile for which the VeriMed system was designed may not be willing to have a microchip implanted in their upper right arm.

•	Physicians may be reluctant to discuss the implant procedure with their patients until a greater number of hospital emergency rooms have adopted the VeriMed system as part of their standard protocol.

•

The media has from time to time reported, and may continue to report, on the VeriMed system in an unfavorable and, on occasion, an inaccurate manner. For example, there have been articles published asserting, despite at least one study to the contrary, that the implanted microchip is not magnetic resonance imaging, or MRI, compatible.

•

Privacy concerns may influence individuals to refrain from undergoing the implant procedure or dissuade physicians from recommending the VeriMed system to their patients. Misperceptions that a microchip-implanted person can be “tracked” and that the microchip itself contains a person’s basic information, such as name, contact information, and personal health records, may contribute to such concerns.

•

Misperceptions and/or negative publicity may prompt legislative or administrative efforts by politicians or groups opposed to the development and use of human-implantable RFID microchips. In 2006, a number of states have introduced, and at least one state, Wisconsin, has enacted, legislation that would prohibit any requirement that an individual undergo a microchip-implant procedure. While we support all pending and enacted legislation that would preclude anything other than voluntary implantation, legislative bodies or government agencies may determine to go further, and their actions may have the effect, directly or indirectly, of delaying, limiting or preventing the use of human-implantable RFID microchips or the sale, manufacture or use of RFID systems utilizing such microchips.

•	At present, the cost of the microchip implant procedure is not covered by Medicare, Medicaid or private health insurance.

•	At present, no clinical studies to assess the impact of the VeriMed system on the quality of emergency department care have been completed.

In light of these and perhaps other factors, it is difficult to predict whether our VeriMed system will achieve market acceptance, how widespread that market acceptance will be, and the timing of such acceptance. Accordingly, we are uncertain as to whether we will generate the level of future revenue and revenue growth we have forecast from sales of the VeriMed system.

We believe that sales of our implantable microchip, and the extent to which our VeriMed system achieves market acceptance, will depend, in part, on the availability of insurance reimbursement from third-party payers, including federal and state governments under programs, such as Medicare and Medicaid, and private insurance plans. Insurers may not determine to cover the cost of the implant procedure, or it may take a considerable period of time for this to occur.

We believe that sales of our implantable microchip, and the extent to which our VeriMed system achieves market acceptance, will depend, in part, on the availability of insurance reimbursement from third-party payers, including federal and state government programs, such as Medicare and Medicaid, private health insurers, managed care organizations and other healthcare providers. Both governmental and private third-party payers are increasingly challenging the coverage and prices of medical products and services, and require proven efficacy and cost effectiveness for reimbursement. If patients undergoing the microchip implant procedure, or health institutions and doctors using the VeriMed system, are not able to obtain adequate reimbursement for the cost of using these products and services, they may forego or reduce their use. While we are in the process of facilitating and, in one case, funding clinical studies that may demonstrate the efficacy of the VeriMed system, which we believe will make it more likely that government and private insurers will cover the cost of the microchip implant process, it may take a considerable period of time for this to occur, if, in fact, it does occur. If government and private insurers do not determine to reimburse the cost of the implant process, we would not expect to realize the anticipated level of future sales of our implantable microchip and the database subscription fees.

Our sales of systems that incorporate our implantable microchip may be enjoined by third parties who have rights to the intellectual property used in these systems and we may be required to pay damages which would have an adverse effect on our business.

We may face a claim that we are violating the intellectual property rights of one or more third parties with respect to U.S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” If such a claim is successful, we could be required to cease engaging in activities to market our systems that utilize the implantable microchip and to pay damages, which may be substantial.

We obtain the implantable microchip used in our VeriMed, VeriGuard and VeriTrace systems from Digital Angel, a majority-owned subsidiary of our parent company, Applied Digital, under the terms of a supply agreement. Digital Angel, in turn, obtains the implantable microchip from a subsidiary of Raytheon Company under a separate supply agreement. The technology underlying our VeriMed, VeriGuard and VeriTrace systems is covered, in part, by U.S. Patent No. 5,211,129. In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel Corporation, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification and security applications. The rights licensed in 1994 to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, transferred or conveyed to any third party. We source the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, we have no documentation that establishes our right to use the patented technology for human identification and security applications. Hughes, HID, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against us asserting that we are violating its rights. If such a claim is successful, sales of our VeriMed, VeriGuard and VeriTrace systems could be enjoined, and we could be required to cease our efforts to create a market for these systems, until the patent expires in April 2008. In addition, we could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, we would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and the potential impairment in the marketability of our systems even after the expiration of the patent, which could harm our business and negatively affect our prospects.

Even if our VeriMed system achieves some level of market acceptance, the anticipated significant and growing recurrent revenue from microchip-implanted persons’ subscribing to our database may not be realized.

Our business model envisages that our VeriMed system will achieve some level of penetration within our target market for such system: the approximately 45 million at-risk people in the United States with cognitive impairment, chronic diseases and related conditions, or implanted medical devices. The model also anticipates our deriving significant and growing recurrent revenue from subscriptions to our database by persons implanted with our microchip. However, a person implanted with our microchip may decide not to subscribe to our database if, for example, the hospital emergency room where he or she would most likely be taken in an emergency maintains its own database. We do not currently anticipate that a significant percentage of VeriMed-adopting hospitals and other healthcare facilities will choose to provide databases for this purpose. However, future regulatory changes, such as in connection with the U.S. government’s efforts to address inefficiencies in the U.S. healthcare system related to information technology, could spur hospitals and other healthcare facilities to establish systems to maintain electronic health records. This might have the effect of reducing the number of people implanted with our microchip who might otherwise subscribe to our database which could, in turn, negatively affect the future revenue that we anticipate we will derive from the VeriMed system.

We intend to offer two annual subscription levels to our database: basic, which will allow an individual to include personal identification and contact information, physician and emergency contact information, blood type and advance directives, and full-featured, which will allow an individual to include all information provided by the basic subscription as well as personal health records. Initially, we anticipate that individuals implanted with our microchip will take responsibility for inputting all of their information into our database, including personal health records, as physicians currently have little interest in being involved in this process – primarily because of liability concerns and because they are generally not paid for this service. Over time, we envision that persons implanted with our microchip may prevail upon their physicians to assist them with the inputting of information for which, by virtue of their medical training, physicians are better equipped to handle. If this does not occur, emergency room personnel and emergency medical technicians may lack confidence in the accuracy and completeness of implanted persons’ personal health records in the database. This may prompt some persons implanted with our microchip to choose to subscribe to our database only at the basic level, for which we plan to charge a lower annual fee. This could negatively affect the revenue we anticipate we will derive in the future from the VeriMed system.

We obtain the implantable microchip used in our VeriMed, VeriGuard and VeriTrace systems from a single supplier, making us vulnerable to supply disruptions that could constrain our sales of such systems and/or increase our per-unit cost of production of the microchip.

At present, Digital Angel is our sole supplier of our implantable microchip under the terms of an agreement we entered into with Digital Angel in December 2005. Digital Angel, in turn, sources the microchip from Raytheon Microelectronics España, or RME, the actual manufacturer, under a supply agreement between Digital Angel and RME. The term of that agreement expires on June 30, 2010, subject to earlier termination by either party if, among other things, the other party breaches the agreement and does not remedy the breach within 30 days of receiving notice. Digital Angel and RME each own certain of the automated equipment and tooling used in the manufacture of the microchip. Accordingly, it would be difficult for Digital Angel to arrange for a third party other than RME to manufacture the implantable microchip if for any reason RME was unable to manufacture the implantable microchip or RME did not manufacture sufficient implantable microchips for Digital Angel to satisfy our requirements. Even if Digital Angel were able to arrange to have the implantable microchip manufactured in another facility, we currently believe making such arrangements and commencement of production could take at least three to six months. A supply disruption of this length could cause customers to cancel orders, negatively affect future sales and damage our business reputation. In addition, the per-unit cost of production at another facility could be more than the price per unit we pay to Digital Angel.

If we do not meet the minimum purchase requirements under our agreement with Digital Angel, Digital Angel may sell implantable microchips for secure human identification applications to third parties. Our loss of this exclusive supply arrangement may result in our facing competition with respect to our implantable microchip-based systems, which could have a material adverse effect on the expected growth of our business.

Our agreement with Digital Angel, under which we source our implantable microchip, includes a provision that Digital Angel may not sell to parties other than us and our resellers the implantable microchips, as well as the reader equipment, for secure human identification applications, provided we meet specified minimum purchase requirements. If we do not meet the minimum purchase requirements, Digital Angel is free to sell to other parties implantable microchips for secure human identification applications.

The minimum purchase requirements for implantable microchips under the agreement are as follows:

Year	Minimum Purchase Requirement
2007	$875,000
2008	$1,750,000
2009	$2,500,000
2010	$3,750,000
2011 and thereafter	$3,750,000

For the years ended December 31, 2006 and 2005, the aggregate amount of our purchases under our agreement with Digital Angel were $0.4 million and $0.7 million, respectively.

If we lose the benefit of the exclusivity provision under our agreement with Digital Angel, we may face competition in the various target markets for our systems that use our implantable microchip, such as VeriMed, VeriGuard and VeriTrace, or face such competition at an earlier point in time than might otherwise have been the case, which could negatively affect our revenue, cash flows from operations, operating margins and profitability, as well as our growth prospects.

If Digital Angel were to terminate its agreement with us, we would not be able to obtain our implantable microchip. This would make it difficult to fulfill our expectations for future revenue and revenue growth from the sale of systems that use the implantable microchip.

Provided we meet our minimum purchase requirements, our agreement with Digital Angel is scheduled to remain in force until the last of the patents covering the supplied products expire. However, Digital Angel can terminate the agreement upon the occurrence of any of the following events:

•

our default in the performance of any of our obligations under the agreement (e.g., our failure to take delivery and pay for products) that is not cured within 90 days of receiving written notice of the default;

•	either party to the agreement filing a petition in bankruptcy; or

•	a petition in bankruptcy is filed against us and is not discharged within 30 days.

If the agreement were to be terminated, we would not be able to purchase our implantable microchip from Digital Angel. Further, if the termination occurred while the patents covering our implantable microchip remain in force, we could not obtain implantable microchips for secure human identification applications from any other source. As a result, we would not be able to sell our VeriMed system or any other products that incorporate our implantable microchip, such as our VeriGuard and VeriTrace systems. This would make it difficult for us to fulfill our expectations of future revenue and revenue growth from sales of such systems.

Implantation of our implantable microchip may be found to cause risks to a person’s health, which could adversely affect sales of our systems which incorporate the implantable microchip.

The implantation of our implantable microchip may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. As more people are implanted with our implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could constrain our sales of the VeriMed system or result in costly and expensive litigation. Further, the potential resultant negative publicity could damage our business reputation, leading to loss in sales of our other systems targeted at the healthcare market which would harm our business and negatively affect our prospects.

If we are required to effect a recall of our implantable microchip, our reputation could be materially and adversely affected and the cost of any such recall could be substantial, which could adversely affect our results of operations and financial condition.

From time to time, implanted devices have become subject to recall due to safety, efficacy, product failures or other concerns. To date, we have not had to recall any of our implantable microchips. However, if, in the future, we are required to effect such a recall, the cost of the recall, and the likely related loss of system sales, could be substantial and could materially and adversely affect our results of operations and financial condition. In addition, any such recall could materially adversely affect our reputation and our ability to sell our systems that make use of the implantable microchip which would harm our business and negatively affect our prospects.

Interruptions in access to, or the hacking into, our VeriMed patient information database may have a negative impact on our revenue, damage our reputation and expose us to litigation.

Reliable access to the VeriMed patient information database is a key component of the functionality of our VeriMed system. Our ability to provide uninterrupted access to the database, whether operated by us or one or more third parties with whom we contract, will depend on the efficient and uninterrupted operation of the computer and communications systems involved. Although certain elements of technological, power, communications, personnel and site redundancy are maintained, the database may not be fully redundant. Further, the database may not function properly if certain necessary third-party systems fail, or if some other unforeseen act or natural disaster should occur. In the past, we have experienced short periods during which the database was inaccessible as a result of development work, system maintenance and power outages. Any disruption of the database services, computer systems or communications networks, or those of third parties that we rely on, could result in the inability of users to access the database for an indeterminate period of time. This, in turn, could cause us to lose the confidence of the healthcare community and persons who have undergone the microchip implant procedure, resulting in a loss of revenue and possible litigation.

In addition, if the firewall software protecting the information contained in our database fails or someone is successful in hacking into the database, we could face damage to our business reputation and litigation.

Regulation of products and services that collect personally-identifiable information or otherwise monitor an individual’s activities may make the provision of our services more difficult or expensive and could jeopardize our growth prospects.

Certain technologies that we currently, or may in the future, support are capable of collecting personally-identifiable information. A growing body of laws designed to protect the privacy of personally- identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of our business. In the United States, these laws include the Health Insurance Portability and Accountability Act, or HIPAA, the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act, and the Gramm-Leach-Bliley Act, as well as various state laws and related regulations. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities in which we are considered to be a “business associate” under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers could subject us to liability and adverse publicity, and could harm our business and impair our ability to attract new customers.

In addition, certain governmental agencies, like the U.S. Department of Health and Human Services and the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. We are also subject to the laws of those foreign jurisdictions in which we operate, some of which currently have more protective privacy laws. If we fail to comply with applicable regulations in this area, our business and prospects could be harmed.

Certain regulatory approvals generally must be obtained from the governments of the countries in which our foreign distributors sell our systems. However, any such approval may be subject to significant delays or may not be obtained. Any actions by regulatory agencies could materially and adversely affect our growth plans and the success of our business.

If we fail to comply with anti-kickback and false claims laws, we could be subject to costly and time-consuming litigation and possible fines or other penalties.

We are, or may become subject to, various federal and state laws designed to address healthcare fraud and abuse, including anti-kickback laws and false claims laws. The federal anti-kickback statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid or any other federally-funded healthcare program. This statute also prohibits remuneration in return for purchasing, leasing or ordering or arranging, or recommending the purchasing, leasing or ordering, of items or services payable by Medicare, Medicaid or any other federally-funded healthcare program. The anti-kickback laws of various states apply more broadly to prohibit remuneration in return for referrals of business payable by payers other than federal healthcare programs.

False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third-party payers, including Medicare and Medicaid, which currently do not provide reimbursement for our microchip implant procedure, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the reporting of wholesale or estimated retail prices of our VeriMed system, the reporting of Medicaid rebate information, and other information affecting federal, state and third-party payment for the VeriMed system, will be subject to scrutiny under these laws.

The anti-kickback statute and other fraud and abuse laws are very broad in scope, and many of their provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the anti-kickback statute and other fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs, including Medicare and Medicaid, which currently do not provide reimbursement for our microchip implant procedure. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws. However, because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. If we are found to have violated these laws, or are charged with violating them, our business, financial condition and results of operations could suffer, and our management team could be required to dedicate significant time addressing the actual or alleged violations.

Risks Related to Our Continued Affiliation with Applied Digital and Digital Angel

Applied Digital maintains significant voting control over us. This may delay, prevent or deter corporate actions that may be in the best interest of our stockholders.

Applied Digital controls 60% of our outstanding common stock and 45.7% of our common stock on a fully-diluted basis. As a result, Applied Digital controls and may exercise significant influence over all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company even when such a change may be in the best interests of all our stockholders. It could also have the effect of depriving stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or assets and might affect the prevailing market price of our common stock.

Conflicts of interest may arise among Applied Digital, Digital Angel and us that could be resolved in a manner unfavorable to us.

Questions relating to conflicts of interest may arise between Applied Digital, our parent company, and/or Digital Angel, a subsidiary of Applied Digital, on the one hand, and us, on the other, in a number of areas relating to our past and ongoing relationships. Three of our five directors serve as directors of Applied Digital. This includes Scott R. Silverman, our new chief executive officer, acting president and the chairman of our board of directors, who serves as the chairman of the board of Applied Digital and also as a director of Digital Angel.

Areas in which conflicts of interest between or among Applied Digital, Digital Angel and us could arise include, but are not limited to, the following:

Cross directorships and stock ownership. The equity interests of our directors in Applied Digital or service as a director of both Applied Digital and us could create, or appear to create, conflicts of interest when directors are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to, among other matters:

•	the nature, quality and cost of services rendered to us by Applied Digital;

•	the desirability of a potential acquisition or joint venture opportunity;

•	employee retention or recruiting; or

•	our dividend policy.

Intercompany transactions. From time to time, Applied Digital or its affiliates, including Digital Angel, may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of Applied Digital and/or the applicable affiliate and us and, when appropriate, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm’s-length negotiations with an unaffiliated third party.

Intercompany agreements. We have entered several agreements with Applied Digital, including:

•	a transition services agreement under which Applied Digital provides us certain management, administrative, accounting, tax, legal and other services;

•	a loan agreement; and

•

a tax allocation agreement setting forth Applied Digital’s and our rights and obligations with respect to the handling and allocation of taxes and related matters for all periods prior to the consummation of our initial public offering, which occurred on February 14, 2007.

The terms of these agreements were established while we have been controlled by Applied Digital and were not the result of arm’s-length negotiations. In addition, conflicts could arise in the interpretation, or in connection with any extension or renegotiation, of these existing agreements.

Risks Related to Our Common Stock

We expect that our stock price will fluctuate significantly due to events and developments unique to our business or the healthcare industry generally.

The stock market has from time to time experienced significant volatility. Factors that could cause volatility in the market price of our common stock include:

•	failure of any of our products, particularly our asset/staff location and identification system and our VeriMed system, to achieve commercial success;

•	FDA or international regulatory actions;

•	announcements of new products by our competitors;

•	market conditions in the healthcare sector;

•	litigation or public concern about the efficacy or safety of existing, new or potential products or technologies;

•	comments by securities analysts; and

•	rumors relating to us or our competitors.

These and other factors may cause the market price sand demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of our common stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit and the time and attention of our management may be diverted.

Provisions of our second amended and restated certificate of incorporation or our amended and restated bylaws could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

Provisions of our second amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. This is because these provisions may prevent or frustrate attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions, among other things:

•	prohibit cumulative voting in the election of directors, which might otherwise allow holders of less than a majority of our outstanding shares of voting stock to elect one or more director candidates;

•

permit our board of directors to issue, without further action by our stockholders, up to 5,000,000 shares of “blank check” preferred stock, with any rights, preferences and privileges as they may designate (including the right to approve an acquisition or other change in control);

•

establish advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors, other than nominations made by or at the direction of our board of directors;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; and

•

provide that members of our board of directors may only be removed for cause by the affirmative vote of holders of at least a majority of the voting power of all then outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class.

As a result, these provisions and others available under Delaware’s General Corporation Law could limit the price that investors are willing to pay in the future for shares of our common stock.

We will need to dedicate significant time and expense to enhancing, documenting, testing and certifying our internal control over financial reporting.

As a publicly-traded company, we are required to file annual and quarterly reports containing our financial statements within specified time periods. SEC rules will require that our chief executive officer and chief financial officer periodically provide certifications as to, among other things, the existence and effectiveness of our internal control over financial reporting and disclosure controls and procedures. In general, this process requires significant documentation of policies, procedures and controls, review of that documentation by our internal accounting staff, and testing of our internal controls by our internal accounting staff and our outside independent registered public accounting firm. Documentation and testing of our internal controls will involve considerable time and expense and may strain our internal resources. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated on a periodic basis.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. We will have to include a report of management’s assessment regarding internal control over financial reporting, beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2007. Assuming we do not become an accelerated filer by the time we file our annual report on Form 10-K for our fiscal year ending December 31, 2007, our independent registered public accounting firm will not be engaged to attest to management’s assessment of our internal control over financial reporting until our annual report on Form 10-K for our fiscal year ending December 31, 2008.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and our stock price.

During the course of our testing of our internal controls, we may identify, and have to disclose, material weaknesses or significant deficiencies in our internal controls that will have to be remediated. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may negatively affect our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 2,200 square feet of office space pursuant to a transition services agreement with Applied Digital. The transition services agreement expires December 27, 2007.

We occupy approximately 21,000 square feet of office space in Ottawa, Canada, at an annual rental rate of Canadian $11.00 per square foot, under the terms of a lease that expires May 31, 2009. We have an option to renew the lease for a further five-year term. At the Ottawa facility, 13,000 square feet is utilized for the final assembly of certain of our active RFID systems and our vibration monitoring equipment. In addition, 8,000 square feet is utilized to provide customer service, product support and engineering functions from this facility. The operations conducted at our Ottawa facility are certified to the ISO 9001 international quality standard.

We currently lease approximately 11,500 square feet of office space in Vancouver, Canada. The lease expires May 31, 2009. We are in the process of shifting our operations in Vancouver, which have included research and development, business development and a portion of our sales and administration functions, to our Ottawa facility. We expect to complete the relocation of the Vancouver activities to Ottawa in mid-2007. We are in the process of exploring various arrangements with respect to the lease.

Each of our business segments, healthcare security, implantable and industrial, utilizes the properties identified above.

ITEM 3.	LEGAL PROCEEDINGS

On January 10, 2005, we commenced an action in the Circuit Court for Palm Beach County, Florida, against Metro Risk Management Group, LLC, or Metro Risk. In this suit, we have claimed that Metro Risk breached the parties’ three international distribution agreements by failing to meet required minimum purchase obligations. On July 1, 2005, Metro Risk asserted a counterclaim against us for breach of contract and fraud in the inducement. Specifically, in its claim for breach of contract, Metro Risk alleged that we breached the exclusivity provision of the parties’ distribution agreements by later signing a different distribution agreement with a large distributor of medical supplies. Metro Risk asserted that the distribution agreement with this other distributor included areas in Europe. Moreover, regarding its claim for fraud in the inducement, Metro Risk alleged that we fraudulently induced Metro Risk into signing the distribution agreements by promising millions of dollars in profits. By virtue of its counterclaim, Metro Risk seeks reliance damages in the amount of $155,000, which represents the amount of money advanced by Metro Risk for the project, lost profits, and attorneys’ fees. Given the early stage of the matter and because discovery has recently begun, counsel is currently unable to assess our risk.

We are a party to various legal actions, as either plaintiff or defendant, including the matter identified above, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against us relating to us or to our intellectual property rights and intellectual property licenses could have a material adverse effect on our business, financial condition and operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 5, 2006, in connection with our initial public offering, Applied Digital, our sole stockholder, approved the following matters by written consent in lieu of a special or annual meeting:

•	The ratification of each person serving as a member of the board of directors—Paul C. Green, Tommy G. Thompson, Constance K. Weaver, Daniel E. Penni and Scott R. Silverman;

•

Approval of amendments to the VeriChip Corporation 2002 Flexible Stock Plan and the VeriChip Corporation 2005 Flexible Stock Plan to reduce the number of shares authorized for issuance under each plan;

•	Ratification of prior acts of the persons serving as officers and directors of the Company from and after the date of incorporation;

•	Approval of a one-for-three reverse stock split of our common stock and a change in the par value per share of our common stock from $0.0015 to $0.01 in connection with the reverse stock split; and

•

Approval of our Second Amended and Restated Certificate of Incorporation, which among other things, provided for a decrease in the number of our authorized shares of common stock from 70,000,000 to 40,000,000.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the Nasdaq Stock Market under the symbol “CHIP.” Trading of our common stock commenced on February 9, 2007. Prior to that date, there was no public market for our common stock.

Holders

According to the records of our transfer agent, as of March 20, 2007, there were approximately 3 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the development and growth of our business, and we do not expect to pay any cash dividends in the foreseeable future. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our board of directors may deem relevant.

Equity Compensation Plan Information

The following table presents information regarding options and rights outstanding under our compensation plans as of December 31, 2006:

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,744,892	$1.31	499,553	(2)
Equity compensation plans not approved by security holders (3)	357,556	$6.00	—

Total	2,102,448	$2.11	499,553

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 8 to our consolidated financial statements for the year ended December 31, 2006.

(2)	As of December 31, 2006, includes 221,775 shares available for future issuance under our 2002 Flexible Stock Plan and 277,778 shares available for future issuance under our 2005 Flexible Stock Plan.

(3)

As of December 31, 2006, we have made grants outside of our equity plans and have outstanding options exercisable for 357,556 shares of our common stock. These options were granted to employees, officers, directors and consultants under individual employee benefit plans pursuant to stock option award agreements.

Recent Sales of Unregistered Securities

The following list sets forth information regarding all securities sold by us for the past three years that were not registered under the Securities Act:

(1) On June 9, 2005, we issued 1,111,111 shares of our common stock to Applied Digital Solutions, Inc. in consideration for shares of EXI. The value of the exchange was approximately $13.3 million.

(2) On December 18, 2006, we issued 500,000 restricted shares of common stock to our chief executive officer in connection with his assuming such position.

(3) On June 10, 2005, we issued warrants to acquire 33,333 shares of our common stock to two institutional investors in connection with the acquisition of Instantel Inc. The exercise price of the warrants is $36.00 per share.

(4) Since the adoption of our 2002 Flexible Stock Plan and our 2005 Flexible Stock Plan, we have granted options to purchase 2,590,432 shares of common stock to employees, directors and consultants at exercise prices ranging from $0.225 to $20.25 per share. Of the 2,590,432 shares underlying the options granted, 2,048,505 shares remain outstanding and 541,927 options have terminated.

(5) On March 2, 2007, we issued 100,000 restricted shares of our common stock to officers under our 2002 Flexible Stock Plan.

(6) We have granted options to purchase 585,344 shares of our common stock outside of our plans as an inducement to employment or for consulting services at exercise prices ranging from $0.225 to $8.55 per share. Of the 585,344 shares underlying the options granted, 357,566 remain outstanding and 227,778 have terminated.

The offers, sales, and issuances of the securities described in paragraphs 1, 3 and 5 were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act in that the issuance of securities to the recipients did not involve a public offering.

The offers, sales and issuances of the options described in paragraphs 2, 4 and 6 were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under such rule. The recipients of such options were our employees, directors or bona fide consultants and either received these options under our stock plans or outside our plans as an inducement to employment or for consulting services.

Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities

We registered shares of our common stock in connection with our initial public offering under the Securities Act of 1933, as amended. Our Registration Statement on Form S-1 (Reg. No. 333-130754) in connection with our initial public offering was declared effective by the SEC on February 9, 2007, the date our offering commenced. We consummated our initial public offering on February 14, 2007. The offering did not terminate before all securities were sold. The lead managers of the offering were Merriman Curhan Ford & Co., C.E. Unterberg, Towbin and Kaufman Bros., L.P.

All 3.1 million shares of our common stock registered in the offering were sold at the initial public offering price per share of $6.50. The aggregate proceeds of the offering were $20.2 million.

The net initial proceeds to us after deducting $1.8 million in underwriting discounts and commissions, $2.7 million in legal, accounting, and printing fees, and $3.5 million to repay a portion of our indebtedness to Applied Digital, in accordance with the terms of amended loan documents between Applied Digital, as lender, and us, as borrower, was approximately $12.2 million.

We will not receive any proceeds from the sale of shares subject to the over-allotment option granted by Applied Digital to the underwriters, which in any event, was not exercised.

No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We expect that approximately $8.0 million to $10.0 million of the net proceeds of this offering will be used over the next 24 months to continue our efforts to create a market for our VeriMed system, principally through an increase in our sales and marketing efforts.

We intend to use the remaining net proceeds for working capital and general corporate purposes, which may include research and development, capital expenditures and other sales and marketing expenses. We have not determined the amounts to be used for any of these purposes and may find it necessary or advisable to use the remaining portion of the net proceeds for other purposes.

The amount and timing of what we actually spend for any of these or other purposes will depend on a number of factors, including our future revenue and cash generated by operations and the other factors described under “Item 1A. Risk Factors.” Accordingly, our management will have broad discretion in applying this portion of the net proceeds of the offering remaining after repayment of a portion of the amount owed to Applied Digital. Pending these uses, we intend to invest the net proceeds that are not dedicated to repayment of our outstanding indebtedness, and accrued interest, owed to Applied Digital in short-term interest-bearing, investment grade securities. We cannot predict whether such securities will yield a favorable return.

Performance Graph

Because the Company’s common stock did not commence trading until February 9, 2007, we do not provide in this Annual Report on Form 10-K a line graph illustrating the yearly percentage change in the registrant’s total stockholder return.

ITEM 6.	SELECTED FINANCIAL DATA

VeriChip Corporation

The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2006. The selected financial data at December 31, 2006 and 2005, and for the three years ended December 31, 2006, have been derived from, and should be read in conjunction with, the audited consolidated financial statements of the Company and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected financial data at December 31, 2004, 2003, and 2002, and for the two fiscal years ended December 31, 2003, have been derived from our audited financial statements which are not included in this Annual Report on Form 10-K. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of the Annual Report on Form 10-K.

We acquired two Canadian-based businesses during the first half of 2005 and, accordingly, our historical results only include their results of operations since their respective dates of acquisition. The pro forma results reflected below give effect to the acquisitions of these two businesses as if they had occurred on January 1, 2005.

Consolidated Statements of Operations Data

	Year Ended December 31,
	2006 Historical	2005 Pro forma (unaudited)	2005 Historical	2004 Historical	2003 Historical	2002 Historical
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$27,304	$24,554	$15,869	$247	$545	$—
Total cost of products and services	11,779	10,332	6,395	199	200	—

Gross profit	15,525	14,222	9,474	48	345	—
Selling, general and administrative expense	17,620	16,990	12,442	1,930	1,977	1,320
Research and development	3,786	3,260	1,958	—	—	—
Other income	(57)	(83)	(63)	(15)	—	—
Interest expense	868	343	343	144	78	21

Loss before benefit for income taxes	(6,692)	(6,288)	(5,206)	(2,011)	(1,710)	(1,341)
Provision for (benefit from) income taxes	33	(761)	56	—	—	—

Net loss	(6,725)	(5,527)	(5,262)	(2,011)	(1,710)	(1,341)
Deemed dividends	—	(1)	(1)	—	—	(44)

Net loss attributable to common stockholder	$(6,725)	$(5,528)	$(5,263)	$(2,011)	$(1,710)	$(1,385)

Net loss attributable to common stockholder per common share- basic and diluted	$(1.21)	$(0.99)	$(1.00)	$(0.45)	$(0.38)	$(0.31)

Weighted average number of common shares outstanding: Basic and diluted	5,556	5,556	5,279	4,444	4,444	4,444

	At December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$996	$1,440	$23	$269	$—
Equipment, net of accumulated depreciation and amortization	950	890	131	147	184
Goodwill	16,025	16,982	—	—	—
Total assets	50,888	48,438	283	782	245
Long-term debt	13,635	—	—	—	—
Total debt	14,488	6,975	4,221	2,864	1,236
Stockholder’s equity (deficit)	22,345	28,527	(4,012)	(2,258)	(1,264)

EXI Wireless Inc.

We have presented the following selected consolidated financial data for EXI Wireless Inc. because EXI Wireless is considered to be a predecessor of ours. The information presented is for periods prior to our acquisition of EXI Wireless. We acquired EXI Wireless effective March 31, 2005.

You should read the following selected consolidated financial data in conjunction with the EXI Wireless consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and balance sheet data at and for the years ended December 31, 2004, 2003, and 2002, and at and for the three months ended March 31, 2005, are derived from the EXI Wireless audited consolidated financial statements.

	Three months ended March 31,	Year Ended December 31,
	2005	2004	2003	2002
	(in thousands)
Consolidated Statements of Operations Data:
Sales	$1,986	$6,004	$6,118	$6,383
Cost of sales	575	1,763	1,735	1,754

Gross profit	1,411	4,241	4,383	4,629
Selling, general and administrative expense and depreciation and amortization	1,355	3,524	3,222	3,276
Research and development	262	918	741	728
Interest and other income	(2)	(17)	(4)	(7)
Foreign exchange loss (gain)	(18)	169	334	36

Earnings (loss) before income taxes	(186)	(353)	90	596
Benefit from income taxes	—	(24)	(55)	(75)
Loss from discontinued operations net of tax	—	—	—	(512)

Net income (loss)	$(186)	$(329)	$145	$159

	At March 31,
	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash	$554	$1,127	$1,025	$1,296
Property, plant and equipment	191	189	294	318
Goodwill	1,441	1,450	1,348	1,103
Total assets	4,975	5,338	5,203	4,847
Long-term debt	—	—	—	—

	Three months ended March 31,	Year Ended December 31,
	2005	2004	2003	2002
	(in thousands)
Total debt	—	—	—	—
Stockholder’s equity	3,971	4,025	4,070	3,184

Instantel Inc.

We have presented the following selected consolidated financial data for Instantel Inc. because Instantel is considered to be a predecessor of ours. The information presented is for periods prior to our acquisition of Instantel. We acquired Instantel effective June 10, 2005.

You should read the following selected consolidated financial data in conjunction with Instantel’s consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations and balance sheet data at and for the years ended December 31, 2004, 2003, and 2002, and at and for the period ended June 9, 2005, are derived from Instantel’s audited financial statements.

	Period ended June 9,	Year Ended December 31,
	2005	2004	2003	2002
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$6,759	$13,595	$11,382	$11,344
Cost of goods sold	3,226	5,450	4,645	4,430

Gross margin	3,533	8,145	6,737	6,914
Selling, general and administrative expense	4,205	6,928	6,281	6,447
Research and development	1,040	1,688	1,397	1,138
Interest and other income	—	—	—	—
Interest expense	367	943	1,055	1,265

Earnings (loss) before income taxes	(2,079)	(1,414)	(1,996)	(1,935)
Provision for (benefit from) income taxes	(1,221)	(660)	(795)	(697)

Net loss	$(858)	$(754)	$(1,201)	$(1,238)

	At June 9,	At December 31,
	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4	$46	$167	$659
Property and Equipment	493	474	278	273
Goodwill	593	593	593	593
Total Assets	10,280	11,593	14,418	17,925
Long-term debt	—	5,500	5,500	8,633
Total debt	6,214	6,087	8,133	9,892
Stockholder’s (deficit) equity	(222)	634	1,382	2,463

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and our audited annual financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in, or implied by, these forward-looking statements as a result of various factors, including those set forth under “Item 1A. Risk Factors,” “Item 1. Business,” and elsewhere in this Annual Report on Form 10-K. Due to our limited operating history and our acquisition of two Canadian-based businesses in the first half of 2005 which significantly expanded our operations and product offerings, period to period comparisons of or changes in financial data are not necessarily indicative of, and you should not rely upon them as an indicator of, our future financial performance.

Overview

Our History

We were formed as a Delaware corporation by Applied Digital in November 2001. In January 2002, we began our efforts to create a market for our RFID systems that utilize our human-implantable microchip. These efforts included obtaining FDA approval, which occurred in October 2004, of our VeriMed system for use for patient identification and health information purposes. Applied Digital owned over 90% of our stock as of December 31, 2006. On February 14, 2007, we completed our initial public offering in which we sold 3,100,000 shares of our common stock. As a result, as of March 27, 2007, Applied Digital owned 60% of our stock.

On March 31, 2005, Applied Digital acquired EXI Wireless through a plan of arrangement under which Applied Digital issued 3,388,407 shares of its common stock valued at approximately $11.7 million to EXI Wireless’ shareholders. In addition, all outstanding EXI Wireless options and warrants were converted into options or warrants exercisable for shares of Applied Digital’s common stock. The value of the options and warrants exchanged was approximately $0.7 million. Included in the aggregate $13.3 million purchase price was approximately $0.9 million of acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were direct costs of the acquisition. Applied Digital contributed EXI Wireless to us effective March 31, 2005 under the terms of an exchange agreement dated June 9, 2005, in consideration for approximately 1.1 million shares of our common stock.

On June 10, 2005, we acquired Instantel under the terms of a share purchase agreement. The purchase price for Instantel was $24.5 million payable in two installments. Applied Digital funded the initial purchase price payment of $22.0 million with such funding being recorded as a capital contribution to us. In September 2006, the sellers of Instantel exercised their election to receive the second purchase price payment in cash. Accordingly, in 2006 we paid the sellers $2.1 million, which amount reflected a holdback of $0.4 million for an indemnification claim we have asserted against the sellers of Instantel. We funded this payment through borrowings under our loan agreement with Applied Digital. A final payment of up to $0.4 million may be due upon resolution of the indemnification claim. In addition, we incurred approximately $0.3 million in acquisition costs. Under the terms of the share purchase agreement, Instantel became a wholly-owned subsidiary of VHI.

In January 2006, we effected an amalgamation of Instantel and the former EXI Wireless subsidiaries under Canadian law. The combined entities now operate as a wholly-owned subsidiary of VHI.

Our Business

In early 2007, we realigned our business into three business segments: healthcare security, implantable, and industrial. This change was made to align our financial reporting with our new operational management structure. All segment information in this Annual Report on Form 10-K has been reclassified to reflect the segment realignment.

Healthcare Security Segment

Our healthcare security segment encompasses the development, marketing and sale of our healthcare and patient identification systems, specifically:

•	infant protection systems used in hospital maternity wards and birthing centers to prevent infant abduction and mother-baby mismatching;

•	wander prevention systems used by long-term care facilities to locate and protect their residents; and

•	an asset/staff location and identification system used by hospitals and other healthcare facilities to identify, locate and protect medical staff, patients, visitors and medical equipment.

Infant Protection Systems

Our infant protection systems are sold through dealers. Under the terms of our dealer agreements, our dealers are responsible for system installation and post-sale customer service and system maintenance. We derive revenue from the sale of the systems, specifically the tags, bracelets, anklets and wristbands, receivers, the computer hardware and application software. The average sales price of our infant protection systems generally ranges from $30,000 to $40,000. However, system prices can vary widely depending on the hardware and software requirements of the particular system installation, the number of RFID transponders or tags needed in a particular installation, the desired level of integration with a facility’s existing communication and security systems, the size and general layout or floor plan of the facility and the number of egress points in the facility that need to be covered by the system. The RFID tags, bracelets, anklets, wristbands and receivers that are component parts of our infant protection systems are consumable items. During the year ended December 31, 2006, revenue from consumables represented approximately 37% of our aggregate infant protection revenue.

We believe that the global market for infant protection products, including consumables, is currently growing at approximately 10-15% per year, although we consider the market relatively mature. The United States currently accounts for more than 95% of the global market for infant protection systems. There are approximately 3,400 birthing hospitals in the United States. We estimate that infant security systems have been implemented in approximately half of these facilities. Approximately 1,100 U.S. hospitals and birthing centers use our infant protection systems. We believe that growth opportunities exist among the remaining facilities that do not yet have infant protection systems in place, as well as through replacement of legacy systems. Presently, approximately half of our infant protection system sales are replacement system sales.

The Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, has begun to recommend the installation of electronic security systems in hospitals’ pediatric departments. Although this is a largely untapped market, we believe that we can leverage our existing end-use customer base and expand such customers’ infant protection systems into pediatrics.

Wander Prevention Systems

We sell our wander prevention systems through dealers. As with our dealer agreements for our infant protection systems, our dealer agreements for our wander prevention systems provide that our dealers are responsible for system installation and post-sale customer service and system maintenance. We derive revenues from the sale of the systems, specifically the tags, bracelets, anklets and wristbands, receivers, the computer hardware and application software. The average sales price of our wander prevention systems generally ranges from $8,000 to $10,000. However, as with our infant protection systems, system prices can vary. The RFID tags and wristbands that are component parts of our wander prevention systems are consumable items. During the year ended December 31, 2006, revenue from consumables represented approximately 43% of our aggregate wander prevention revenue.

We estimate that within the United States RFID-type wander prevention systems are currently installed in approximately 30% of the more than 52,000 nursing homes and assisted living facilities. While the nursing home segment is fairly well penetrated, we believe that existing and future state regulations applicable to long-term facilities, which include security and wander prevention requirements, will continue to drive growth in demand for wander prevention systems for the next several years. We also believe that our wander prevention business will benefit from key demographic trends. In that regard, the U.S. Census Bureau has estimated that the 65 and older population in the United States will reach 70 million people by the year 2030. An estimated half of all elderly people now require nursing home care in their lifetime, with the highest use occurring after age 85. We believe the aging of the U.S. population, combined with the increased prevalence of Alzheimer’s (nearly half of all nursing home residents have Alzheimer’s or a related disorder), has caused nursing homes and assisted living facilities to place increased emphasis on wander prevention systems. In light of the problems that exist in controlling residents suffering from dementia or Alzheimer’s, a number of assisted living facilities are building special wings to accommodate such residents’ special needs.

Asset/Staff Location and Identification Systems

Through March 23, 2007, a limited number of our asset/staff location and identification systems have been sold and installed. Those systems were sold through a dealer on a private label basis. We are in the process of building out our distribution network for our asset/staff location and identification system and providing the requisite training to certain dealers in an effort to be at the forefront of the emerging market for such systems in the healthcare sector. We effected a limited commercial launch of our asset/staff location and identification system to our dealer channel for this system in the first quarter of 2007.

We expect the sales price for our asset/staff location and identification system will vary widely based on the level of system implementation and specific application of each system. For instance, the number of departments within a healthcare facility, the desired resolution, such as the degree of precision in location, and the number of asset/staff tags required will have a significant impact on the price of a system. Based on our system sales to date, we expect the average system sales price will be between $175,000 to $225,000.

According to a report prepared by IDTechEx, a United Kingdom-based consulting firm, over the next ten years the second-largest RFID application, by value, within the healthcare industry will be real-time location systems for staff, patients, visitors and assets. The largest RFID application is anticipated to be item-level tagging of pharmaceuticals. IDTechEx predicts that these two applications, on a combined basis, will represent an $800 million market by 2016. We believe that it is important for our asset/staff location and identification system to capture market share in the emerging market for real-time location and identification systems in the healthcare industry within the next 12-24 months, as we expect that a significant factor in hospitals’ choice of system vendors will be referrals to other healthcare facilities that have deployed, and are pleased with, such systems. To achieve this, we will need to be on the forefront of the effort to educate healthcare industry professionals regarding the benefits, including the return on investment, we believe can be achieved through implementation of RFID location and identification systems.

We intend to leverage our established brand, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/staff location and identification systems. We believe that our efforts to develop a common technology platform for our infant protection, wander prevention and asset/staff location and identification systems will help us to migrate our existing end-use customers into deployment of our asset/staff location and identification systems. See “Item 1. Business – Technology – Technology Platform/Application Software.” We believe that a common technology platform will allow us to provide our end-use customers with an enhanced value proposition through the ability to maximize their return on investment from deployment of an RFID system, and distribute the infrastructure and installation costs, across multiple applications.

Historically, we have sold each of our healthcare security systems separately. However, through our efforts to develop a common technology platform for our healthcare security systems, we have the ability to offer customers an integrated security solution comprising two or more of our applications on a common hardware and software platform. A common technology platform will allow us to provide our end-use customers with an enhanced value proposition through the ability to maximize their return on investment from deployment of an RFID system, and distribute the infrastructure and installation costs, across multiple applications. We anticipate that, if we are successful in migrating our end-use customers to deployment of our asset/staff location and identification systems in conjunction with our other healthcare security system applications, application software will represent a greater proportion of the purchase price of such systems. In addition, we expect that competitive forces will result in reductions in the prices of system hardware components. We believe that the ability to offer current and prospective end-use customers an integrated RFID solution is a key competitive advantage that should contribute to future growth.

Implantable Segment

The principal offering of our implantable segment is our VeriMed system using the implantable microchip, a human-implantable RFID microchip that can be used in a variety of patient identification and security applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the FDA cleared our VeriMed system for use in medical applications in the United States.

For information relating to the risks associated with our implantable segment, see “Item 1A. Risk Factors—Risks Related to Our Businesses Which Utilize the Implantable Microchip.”

VeriMed Patient Identification System

Through December 31, 2006, we have generated less than $0.1 million in revenue from our VeriMed system, primarily from the sale of the implantable microchip inserter kits.

Currently, we are providing scanners to hospitals and third party emergency room management companies at no charge in order to build out the geographic footprint of the healthcare facilities that can and will use our VeriMed system as part of their standard protocol. The cost of the scanners, which was approximately $7,000 in 2005 and approximately $57,000 in 2006, is included as selling, general and administrative expense in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K. We expect to continue this “seeding” process for the foreseeable future as we endeavor to build out our network across the United States and overseas. Ultimately, we intend to sell our scanners directly to hospitals, third-party emergency room management companies and other potential users of our VeriMed system, such as emergency medical technicians and other emergency personnel outside the hospital emergency room setting, and to sell our implantable microchips and scanners to doctors, primarily through distributors. At the time that we begin selling scanners, the cost of the scanners will be reflected in cost of products sold in our consolidated statements of operations.

There are a number of risks associated with our VeriMed business including:

•	uncertainty as to whether a market for the VeriMed system will develop and whether we will be able to generate more than a nominal level of revenue from the sale of such systems;

•	uncertainty as to the future availability of insurance reimbursement for the microchip implant procedure from government and private insurers;

•

a potential disruption in our operations, loss of sales and higher expense in the event we are unable to obtain the implantable microchip from Digital Angel, our sole supplier of the microchip, or have to make alternative arrangements for the manufacture of the microchip;

•

our obligation to meet annual minimum purchase requirements beginning in 2007 under our supply agreement with Digital Angel, as a condition to maintaining the exclusivity of our supply arrangement, that may exceed our sales of the microchip; and

•

possible third-party claims asserting that we hold no rights for the use of the implantable microchip technology and are violating the third party’s intellectual property rights. If such a claim were successful, we could be enjoined from marketing this technology and could be required to pay substantial damages.

Systems Incorporating the Implantable Microchip for Other Applications

Through March 23, 2007, we have derived limited revenue from sales of our VeriGuard system, which uses our implantable microchip and/or active RFID tags to provide secure access control into restricted areas, map/track visitors throughout a facility, and track assets, in part reflecting our recent focus on commercializing our VeriMed system. We have recently began to market our VeriTrace system which uses our implantable microchip and wirelessly integrates with a Ricoh® digital camera for accurate tagging and identification of human remains and associated evidentiary items. Currently, we are not actively marketing our VeriGuard system.

Since our VeriGuard and VeriTrace systems, like our VeriMed system, incorporate our implantable microchip, many of the risks associated with the VeriMed system apply to the VeriGuard and VeriTrace systems, including the risk of possible third-party claims asserting we are violating rights with respect to certain patented intellectual property underlying each of these systems. We do not anticipate generating more than nominal revenues from the sale of the VeriGuard and VeriTrace systems prior to the expiration of the patent in April 2008.

Industrial Segment

Our industrial segment encompasses the sale of:

•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity; and

•	asset management systems used by industrial companies to manage and track their mobile equipment and tools.

Vibration Monitoring Instruments

Sales of vibration monitoring instruments currently represent the primary source of revenue in our industrial segment. We sell our vibration monitoring instruments through an independent network of approximately 75 dealers, approximately half of which operate in North America. The average sales price of our vibration monitoring instruments ranges from $4,500 to $5,000. We also generate revenues from rendering post-sale calibration services. On a historical basis, revenues from these services have represented approximately 20% of our instrument sales.

Our vibration monitoring business is currently the most international of our business activities. We have a strong market presence in North America, Southeast Asia, India and Scandinavia, and a growing market presence in South Africa, Europe and Australia. We believe the greater geographical diversity of this business serves as a buffer against declines in construction and mining activity in any one geographic area or region, though this business continues to be influenced by changes in global economic activity.

We are in the process of developing and introducing a new instrumentation platform. The new platform will replace our existing platforms for our vibration monitoring instruments, for which we are facing certain manufacturing challenges due to the discontinuation and unavailability of key components. We believe the new platform, when completed, will better integrate with contemporary data communications protocols so as to improve our products’ remote monitoring capabilities. In addition, we expect the new platform will entail the addition of several sensors and peripherals that will enhance the ability to monitor additional environmental and structural parameters related to vibration and overpressure monitoring.

Asset Management Systems

We sell our entry-level asset management systems through our direct sales force at price points that vary widely based on the size and scope of the system. We are currently in the process of seeking to sell our ToolHound systems through an indirect distribution channels. We believe that creating indirect distribution channels for these systems will provide a basis for increased sales and operating profit for these systems through at a lower overall gross margin which will reflect the cost of the dealer discounts.

Based on feedback from our customers obtained in connection with the studies we commissioned by Fletcher Spaght, Inc., we believe that the return on investment from deployment of industrial asset tracking solutions, such as our ToolHound asset management system, can be attractive (reflecting the significant savings associated with reducing the amount of theft of tracked assets), but implementation of such solutions is often a low priority for our target customers: companies in asset-intensive industries (e.g., construction, mining, utilities) which tend to have higher-value mobile assets and are thus more likely to invest in more comprehensive solutions such as our ToolHound system. These customers are generally affected by the same macroeconomic drivers, making this business vulnerable to changes in those drivers.

Basis of Presentation

For the reasons discussed below, our historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and those of the Canadian-based businesses acquired in the first half of 2005, are not necessarily indicative of our future operating results or financial condition. You should not rely upon such financial statements as an indicator of our future financial performance.

Our Acquisition of the Canadian-Based Businesses

On March 31, 2005 and June 10, 2005, we acquired two Canadian-based businesses that were primarily engaged in the development, marketing and sale of healthcare security systems utilizing RFID technology. Prior to that time, our operations were comprised of efforts to create markets for our human-implantable microchip. As a result of these acquisitions, we acquired approximately $21.5 million of intangible assets and recorded approximately $16.0 million of goodwill. Of the intangible assets acquired, approximately $5.4 million represents patented and non-patented proprietary technology that is being amortized in cost of products sold on a straight line basis over finite lives ranging from 11.8 to 12.3 years. Approximately $11.1 million represents customer relationships and distribution networks with finite lives ranging from 4-10 years. These intangible assets are being amortized on a straight line basis as selling, general and administrative expense. The remaining $4.9 million of intangible assets acquired represents trademarks with indefinite lives.

Efforts to Create Markets for Our Systems that Utilize the Implantable Microchip

For the next several years, we expect that we will generate significant operating losses in connection with our efforts to create markets for our VeriMed system. Our expectations in this regard reflect our belief that revenue derived from sales of our VeriMed system will remain at a nominal level or show only modest growth in revenue from the sale of the system prior to government and private insurers’ determinations to reimburse the cost of the microchip implant procedure. However, we can provide no assurance as to when or if government or private insurers will decide to take such action The expected significant operating losses from our systems which utilize the implantable microchip, and in particular, the VeriMed system, also reflect an anticipated increase in our selling, general and administrative expenses as we augment our direct sales force, seek to develop a distribution network for the VeriMed system, enhance our marketing efforts directed toward physicians and patients, and fund or otherwise facilitate clinical studies of the VeriMed system that we hope prove successful in demonstrating the efficacy of the system to fulfill its intended functions. While we anticipate that we will continue to generate operating profits from our Canadian-based businesses, on a consolidated basis we expect to incur operating losses for at least the next 12-24 months.

Transition Services Agreement with Applied Digital

Applied Digital currently provides certain general and administrative support to us. We and Applied Digital entered into an amended and restated transition services agreement, which became effective upon the consummation of our initial public offering in February 2007, under which Applied Digital has agreed to provide this support through February 14, 2009, subject to earlier termination of the agreement. Under the agreement, we are obligated to reimburse Applied Digital for providing us with certain administrative transition services and related expenses, including payroll, legal, finance, accounting, information technology, and tax services, and services related to our initial public offering. We anticipate that the aggregate cost of such services in 2007 and subsequent years during the term of the agreement will be approximately $0.9 million per year for fixed costs, such as insurance, rent, payroll services, legal and accounting services. On or, if we elect, prior to the end of the term of the agreement, we will be responsible for providing these services internally or engaging third parties, which may result in an increase in selling, general and administrative expense. We believe that the cost of these services reflects an amount consistent with what we would have to pay to independent parties.

Additional Expenses Associated with Being a Public Company; Compensation Expenses

We anticipate that expenses related to our being a public company will add approximately $0.8 million to our selling, general and administrative expense in 2007. The expenses relate to costs for directors and officers’ insurance, independent directors’ fees, professional fees, external reporting requirements, Sarbanes Oxley compliance, investor relations and other costs associated with operating as a publicly traded company. As a result of stock based compensation granted in late 2006 and through March 23, 2007, we expect to record between $2.5 million and $3.0 million in stock-based compensation expense in 2007.

Research and Development

Our research and development expenses primarily relate to research staff associated with our healthcare security and industrial operations that we acquired during the first half of 2005, our efforts to complete the integration of our software and hardware platforms underlying our RFID systems during 2006 and early 2007, and development efforts related to potential new applications for our implantable microchip. Our research and development expenses for the year ended December 31, 2006 were approximately 93.4% higher than our research and development expenses for the year ended December 31, 2005, and we expect it to remain consistent with 2006 levels in 2007.

Critical Accounting Policies and Estimates

The following is a description of the accounting policies that our management believes involve a high degree of judgment and complexity, and that, in turn, could materially affect our consolidated financial statements if various estimates and assumptions made in connection with the application of such policies were changed significantly. The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect the amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more detailed information on our significant accounting policies, see Note 1 to our audited consolidated financial statements as of and for the year ended December 31, 2006, included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

Our revenue recognition policies provide very specific and detailed guidelines in measuring revenue; however, certain estimates and judgments affect the application of our revenue recognition policies. The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent in our revenue recognition policies affect the amounts reported in our financial statements. A number of internal and external factors affect the timing of our revenue recognition, including estimates of customer returns and the timing of customer acceptance.

Revenue Recognition Policy for Our Healthcare Security Systems and Industrial Systems

We recognize revenue from the sale of the hardware and software components of our healthcare security and asset management systems, as well as our vibration monitoring instruments, when the following criteria are met:

•	persuasive evidence of an arrangement exists (e.g., a purchase order has been received or a contract has been executed);

•	the system components are shipped;

•	title has transferred;

•	the price is fixed or determinable; and

•	collection of the sales proceeds is reasonably assured.

Revenue from software implementation and consulting services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the service agreement.

When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence, or VSOE, of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue associated with the entire agreement is deferred until the earlier of VSOE being established or all of the undelivered elements are delivered or performed with the following exceptions:

•	If the only undelivered element is post-contract support, the deferred amount is recognized ratably over the post-contract support period.

•	If the only undelivered element is services that do not require significant production, modification or customization of the software, the deferred amount is recognized as the services are performed.

Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements.

Revenue Recognition Policy for Systems Using Our Implantable Microchip

Revenue from the sale of systems using our implantable microchip are recorded at gross amounts. As we are in the initial process of commercializing these systems, the level of distributor or physician returns cannot yet be reasonably estimated. Accordingly, we do not recognize revenues until the following criteria are met:

•	a purchase order has been received or a contract has been executed;

•	the system is shipped;

•	title has transferred;

•	the price is fixed or determinable;

•	there are no uncertainties regarding customer acceptance;

•	collection of the sales proceeds is reasonably assured; and

•	the period during which the distributor or physician has a right to return the product has elapsed.

We intend to recognize revenue from consignment sales, if any, when all of the criteria listed above have been met and after the receipt of notification of such product sales from the distributor’s customers (e.g., physicians). Once the level of returns can be reasonably estimated, revenues (net of expected returns) will be recognized when all of the criteria above are met for either direct or consignment sales.

Revenue Recognition Policy for VeriMed Services

The services for maintaining subscriber information on our VeriMed database will be sold on a stand-alone contract basis, separate and apart from the implant procedure itself, and treated according to the terms of the contractual arrangements then in effect. Revenue from the database service will be recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.

The above revenue recognition policies notwithstanding, with respect to the sales of products and services sold in tandem, the revenue recognition policy will follow the ultimate arrangements to be negotiated between independent third parties or related parties, subject to the aforementioned revenue recognition criteria and determining whether there is VSOE.

Inventory

Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at the lower of cost or market, determined by the first-in, first-out method, net of any reserves for obsolete or slow-moving inventory. As of December 31, 2006, 2005 and 2004, inventory reserves were $0.2 million, $0.1 million and $0.1 million, respectively. The estimated market value of our inventory is based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material effect on our financial condition and results of operations.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, or FAS 142. FAS 142 eliminated the amortization of goodwill and other intangible assets with indefinite lives and instead requires that goodwill and other intangible assets with indefinite lives be tested for impairment at least annually. Intangible assets with finite lives are amortized over their useful lives.

In accordance with FAS 142, we are required to test our goodwill and intangible assets with indefinite lives for impairment annually. We test our goodwill and intangible assists with indefinite lives annually as part of our business planning cycle during the fourth quarter of each fiscal year. The determination of the value of our intangible assets requires management to make estimates and assumptions about the future operating results of our “reporting units,” as that term is defined in FAS 142. Our reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. As of December 31, 2006, we operated in two reporting segments: healthcare, and security and industrial. In early 2007, we realigned our business into three business segments: healthcare security, implantable, and industrial. This change was made to align our financial reporting with our new operational management structure. All segment information in this Annual Report on 10-K has been reclassified to reflect the segment realignment. As of December 31, 2004, we did not have goodwill or other intangible assets. As a result of the acquisitions of the two Canadian-based businesses during the first half of 2005, as of December 31, 2006, our consolidated goodwill was $16.0 million and the value of our intangible assets with indefinite lives totaled $4.9 million.

In the fourth quarter of 2006, we tested its goodwill and other intangible assets at each reporting unit level in accordance with FAS 142. The fair value of our reporting units, substantially all of the operations of which were acquired during 2005, was based on valuations prepared by management. Based on these assessments, there was no impairment of goodwill and other intangible assets at December 31, 2006.

Acquisition Date Valuation of Trademarks

Our intangible assets with indefinite lives consist of trademarks, acquired in connection with the acquisition of our Canadian-based businesses. In determining the value of these trademarks at the time of the acquisitions, we employed the income approach. We used the discounted cash flow method to calculate the present value of the projected income from the product lines to which the EXI Wireless and Instantel trademarks relate. In our valuation model, we considered the “relief from royalty” concept, which assumes that if a company owns a trademark it does not have to “rent” one and therefore is “relieved” from paying a royalty. The amount of the phantom payment (after-tax) is used as a surrogate for income attributable to the trademark.

In valuing these trademarks, at the time of the acquisitions, we applied a market-based royalty rate to projections of revenue for the various product lines to which the trademarks relate. The projected royalty cash flows, on an after-tax basis, were discounted to present value using a discount rate that adequately reflected the inherent risks of such cash flows. We applied what we believe to be appropriate discount rates, ranging from 17.0% to 23.7%, and used a terminal revenue growth rate of 5%.

Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that impairment exists relating to our goodwill and trademarks. In such event, we would record impairment charges, which could have a material impact on our financial condition and results of operations. Specifically, our annual test of the estimated fair value of our trademarks is subject to assumptions regarding:

•	the future level of royalty cash flows related to the trademarks;

•	the “relief from royalty” rate applied to the future revenue;

•	the discount rate used to bring the future cash flows to present value; and

•	any changes in our determination regarding the estimated useful life of the trademarks.

The acquisition date valuations for the EXI Wireless and Instantel trademarks were $1,131,000 and $3,790,000, respectively. We evaluated the sensitivity of our trademark valuations to variations in our estimated useful life assumptions for these trademarks. We concluded that our valuations would not change significantly due to variations in the estimated useful life assumptions. Approximately 86.0% of the present value of the trademark cash flows is contributed by the cash flows generated between year 1 (2005) and year 20 (2025). Therefore, a sensitivity analysis based on variations of the estimated useful lives of the trademarks would not significantly change our valuations.

We evaluated the sensitivity of the trademark valuations to variations in the projected revenue estimates for fiscal years 2005 through 2009 and variations in the 5.0% terminal revenue growth rate for fiscal years 2010 and beyond. A summary of the valuation scenarios is as follows:

Scenario 1: A 10.0% increase in the projected annual revenue for 2005 through 2009 and a 10.0% increase in the terminal revenue growth rate from 5.0% to 5.5%. The Scenario 1 assumptions result in the following valuations:

EXI Wireless Trademarks:	$1,266,000 (11.9% greater than acquisition date valuation)
Instantel Trademarks:	$4,290,000 (13.2% greater than acquisition date valuation)

Scenario 2: A 10.0% decrease in the projected annual revenue for 2005 through 2009 and a 10.0% decrease in the terminal revenue growth rate from 5.0% to 4.5%. The Scenario 2 assumptions result in the following valuations:

EXI Wireless Trademarks:	$1,001,000 (11.5% less than acquisition date valuation)
Instantel Trademarks:	$3,310,000 (12.7% less than acquisition date valuation)

Based on our analysis of the uncertainties associated with the assumptions used in our trademark valuations, we concluded that, when performing our annual tests for impairment, variations in the level of projected revenue represent the most significant variable affecting the future estimated fair value of our trademarks.

Stock-Based Compensation

Effective January 1, 2006, we adopted Financial Auditing Standard, or FAS, 123R, using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for new awards granted after January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options.

Prior to the adoption of FAS 123R, we used the intrinsic value method under APB 25 and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25, and provided the pro forma and disclosure information required by FAS 123. Under the intrinsic value method, no stock-based compensation was recognized in our consolidated statements of operations for options granted to our employees and directors because the exercise price of such stock options granted to employees and directors equaled or exceeded the fair value of the underlying stock on the dates of grant.

FAS 123R requires forfeitures of stock-based grants to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under FAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

In the year ended December 31, 2006, we incurred stock-based compensation expense of approximately $0.1 million as a result of our adoption of FAS 123R on January 1, 2006. This expense resulted from the issuance of 52,012 stock options during the year ended December 31, 2006, which were granted with a weighted average exercise price of $9.88 per share. The weighted-average fair market value of the options was determined to be $5.96 per share.

In 2006, as a result of the termination of certain employees whose options were in-the-money at the time their options were accelerated, we incurred additional equity based compensation of approximately $0.4 million.

In December 2006, we issued 0.5 million shares of our restricted common stock to our chairman and chief executive officer, which shares will vest on December 31, 2008. We determined the value of the stock to be $4.5 million based on the estimated value of our common stock of $9.00 per share on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. We recorded compensation expense of approximately $0.2 million in 2006 related to this restricted stock. The 0.5 million restricted shares have been considered outstanding as the chairman and chief executive officer is entitled to voting rights, however, they are excluded in calculating the basic loss per share.

Stock-based compensation expense is reflected in the condensed consolidated statement of operations in selling, general and administrative expense.

During the period January 1, 2005 to August 11, 2005, we granted to certain of our employees and directors options exercisable for approximately 0.3 million shares of our common stock. These options have exercise prices ranging from $6.93 to $8.55 per share. These exercise prices were equal to or greater than the estimated fair value, as determined by our management, of the underlying common stock on the date of each grant. We did not grant any options to employees from August 12, 2005 through December 31, 2005.

Prior to our initial public offering, our management determined the value of our common stock principally based upon internal valuation estimates, as well as arm’s-length transactions involving the fair value of the businesses we acquired. Due to management’s familiarity with discounted cash flow analyses and the readily available values of the businesses we acquired during the first half of 2005, management chose not to obtain contemporaneous valuations by an unrelated valuation specialist. The assumptions used by management during this period related to:

•	our projected operating performance;

•	risk of non-achievement of projected operating performance;

•	the purchase prices of the two businesses acquired during the first half of 2005, including the risk that the acquisitions might not have been completed at certain interim valuation dates; and

•	trends and comparable valuations in the broad market for privately-held and publicly-traded technology and medical device companies.

Management’s valuation methodology, including terminal and enterprise values, was based on the following factors:

•	Unlevered free cash flows for the Company’s implantable microchip business were projected for five years, which was deemed to be the appropriate valuation period.

•	Earnings before interest, taxes, depreciation and amortization, or EBITDA, was used to estimate terminal value.

•	Management considered the relevant multiples for RFID and medical device companies to determine the appropriate terminal value multiple.

•

A discount rate was applied to the net free cash flows and terminal value. The rate was determined based on the risk-free rate of the 10-year U.S. Treasury Bond plus an applicable market risk premium and the specific risk premium associated with our facts and circumstances. The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks.

•

The purchase prices of the acquired businesses, adjusted for the risk that the acquisitions might not have been completed at certain interim valuation dates, were added to the value of the implantable microchip business to determine enterprise value.

•	Management computed the fully diluted value of each share of our common stock in order to factor in the dilutive effect of reflecting in-the-money stock options and warrants at each valuation date.

There are inherent uncertainties in forecasting future operating results and identifying comparable companies and transactions that may be indicative of the fair value of our common stock. We believe that the estimates of the fair value of our common stock at each option grant date occurring prior to our initial public offering were reasonable under the circumstances.

During 2005, we granted to consultants and employees of Applied Digital and Digital Angel options exercisable for approximately 0.1 million shares of our common stock. In accordance with FAS 123, we recorded compensation expense associated with these options based on an estimate of the fair value, as determined by our management (using the methodology discussed above), of our common stock on each date of grant and using the Black-Scholes valuation model. We were required to re-measure the stock-based compensation expense associated with these options on December 30, 2005, the date of acceleration of the vesting of all of these options, as more fully discussed below. This re-measurement was based on the estimated fair value of our common stock on December 30, 2005, which was assumed to be the then estimated initial public offering price, and using the Black-Scholes valuation model. This re-measurement resulted in stock-based compensation expense being recorded in 2005 based upon the fair value of these stock options on the accelerated vesting date.

During 2005 and 2004, we granted to employees of Applied Digital, and other non-employees who had provided services to us, options exercisable for approximately 1.1 million shares of our common stock. We recognized compensation expense related to these option grants using the same methodology as was used for the 2005 option grants, as discussed above. We recorded aggregate compensation expense of approximately $2.3 million, and $0.3 million during the years ended December 31, 2005, and 2004, respectively, in connection with these stock options.

The Black-Scholes option pricing model, which we use to value our stock options, requires us to make several key judgments including:

•	the estimated value of our common stock;

•	the expected life of issued stock options;

•	the expected volatility of our stock price;

•	the expected dividend yield to be realized over the life of the stock options; and

•	the risk-free interest rate over the expected life of the stock options.

Our computation of the expected life of issued stock options was determined based on historical experience of similar awards giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations about employees’ future length of service. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Historically, our computation of expected volatility was based on the historical volatility of Applied Digital’s common stock. Now that we are a public company, our computation of expected volatility will be based on the historical volatility of our common stock, or comparable public companies in our industry.

The significant factors contributing to the difference between the fair value of the stock options granted during the period January 1, 2005 to August 11, 2005 and the estimated initial public offering price of shares of our common stock as of December 30, 2005, included, among others:

•

Certain hospital emergency rooms adopted our VeriMed system beginning in the latter part of the third quarter of 2005. Specifically, as of August 1, 2005, five hospitals had agreed to adopt our VeriMed system in their emergency departments and we had a goal of having 20 to 25 hospitals agree to adopt our VeriMed system by December 31, 2005. Having an infrastructure of hospitals that have adopted the VeriMed system as part of their standard protocol is considered a necessary step in the commercialization of the VeriMed system, because, without that infrastructure, those persons who fit the profile for which the VeriMed system was designed have little or no reason to undergo the microchip implant procedure. After our attendance at the American College of Emergency Physicians’ Scientific Assembly, which took place in Washington D.C. from September 26 to 29, 2005, 49 hospitals had agreed to adopt our VeriMed system in their emergency rooms. As of December 15, 2005, 66 hospitals had agreed to do so.

•

During the latter part of 2005, we began the groundwork for the integration of all of our RFID healthcare security systems onto a single technology platform, which we expected to have completed by late 2006. We believe that an integrated platform and infrastructure for our portfolio of RFID healthcare security systems will provide us with a significant competitive advantage.

•

We came to the view that there is a significant market opportunity for our asset/staff location and identification system. Today, our asset/staff location and identification system is essentially a new product. It was the first healthcare security application adapted to our technology platform. The new platform has expanded the deployment options for our asset/staff location and identification system, which can range from a portal-based system to a full, real-time location system.

•

We identified additional strategic markets for the implantable microchip. For example, during the second half of 2005 and specifically in the wake of Hurricane Katrina, we donated implantable microchips to FEMA’s Department of Mortuary Services in Mississippi and Louisiana to help with FEMA’s efforts to identify corpses. The acceptance of this new use for the implantable microchip has led to the development of VeriTrace, the only end-to-end implantable tagging solution for the accurate tracking and identification of human remains and associated evidentiary items.

•

We expanded our sales of certain of our healthcare security systems into international markets. On October 19, 2005, we shipped our first Hugs infant protection system for use in the United Kingdom, and in early January 2006 we completed the negotiations of an agreement with Ingersoll Rand Security Technologies, a sector of Ingersoll-Rand Company Limited. Under the terms of the agreement, Ingersoll Rand Security Technologies has the non-exclusive right to promote, sell, install and maintain certain of our infant protection, wander prevention and asset/staff location and identification systems, as well as the related technology platform and application development interface, in healthcare, commercial and industrial markets in North and South America, including the Caribbean and Hawaii.

•

We used the enterprise value to forward-looking revenue valuation approach to determine the estimated IPO value on December 30, 2005. Under this approach, fair value was determined based upon a range of multiples of projected future revenue. The multiples used represented those multiples of revenue that our peers’ common stock were trading for in the public markets. This approach was deemed appropriate because revenue multiples for publicly traded companies provide the highest correlation of public company trading values. Specifically, publicly-traded companies in comparable industries tend to have similar revenue multiples, whereas their EBITDA and net income multiples are not deemed to be as consistent in part because certain companies in comparable industries are not EBITDA positive or do not earn net income.

On December 12, 2005, our board of directors approved a proposal which provided for vesting on December 30, 2005 of all of our then outstanding and unvested stock options previously awarded to employees, directors, one employee of Applied Digital, one employee of Digital Angel and consultants. In connection with the acceleration of these options, we stipulated that a grantee that acquires any shares through exercise of any of such options shall not be permitted to sell such shares until the earlier of (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason.

The purpose of accelerating the vesting of the options granted to our directors and employees was to enable us to avoid recognizing in future periods non-cash compensation expense associated with such options in our consolidated statements of operations, which would have otherwise been required upon our adoption of FAS 123R on January 1, 2006. As a result of the acceleration, we avoided recognition of up to approximately $0.6 million of compensation expense in our consolidated statements of operations over the course of the original vesting period, substantially all of which was avoided in 2006. Such expense is included in our pro forma stock-based compensation footnote disclosure for the year ended December 31, 2005. FASB Financial Interpretation No. 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when the options whose vesting schedule was changed are in-the-money on the date of change, which would allow an employee to vest in an option that would have otherwise been forfeited based on the award’s original terms. We would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested during the first half of 2006, with a smaller percentage vesting over 30 months from December 31, 2006. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of options exercisable for approximately 0.3 million shares of our common stock that were affected by the acceleration of vesting, substantially all of the $4.4 million of intrinsic value of these options is attributable to our executive officers and directors at that time. We are unable to estimate the number of options that our employees and directors will ultimately retain that otherwise would have been forfeited, absent our acceleration of the vesting of these options. Based on the then current circumstances, the high concentration of such options awarded to officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us upon acceleration of vesting on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive. During the year ended December 31, 2006, we recognized approximately $0.4 million of compensation expense as a result of three terminated employees receiving a benefit related to the accelerated vesting of their options that they would not otherwise have received. If we are required to recognize additional compensation expense in connection with the accelerated vesting of in-the-money stock options, it could have a material impact on our future results of operations.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our net deferred tax assets in each tax jurisdiction will be recovered from future taxable income in the applicable jurisdiction and, to the extent we believe that recovery is not more likely than not or is unknown, we must establish a valuation allowance.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. As of December 31, 2006, we had $4.9 million in net deferred tax liabilities, associated with our Canadian-based operations. As of December 31, 2006, 2005 and 2004, we had recorded a full valuation allowance against our U.S. net deferred tax assets due to uncertainties related to our ability to utilize these deferred tax assets, primarily consisting of net operating loss carryforwards. The valuation allowance was based on our historical operating performance and estimates of taxable income in the United States and the period over which our deferred tax assets will be recoverable. As of December 31, 2006, we have provided a valuation allowance of $0.1 million against our Canadian deferred tax assets, based on management’s analysis of the amount of deferred tax assets that are not expected to be realized over their respective lives.

If we continue to incur U.S. operating losses we will continue to provide a full valuation allowance against our U.S. net deferred tax assets. Conversely, if our U.S. operations become profitable in the future, we may reduce some or all of our valuation allowance, which could result in a significant tax benefit and a favorable impact on our financial condition and operating results.

If for Canadian tax purposes we incur operating losses in the future or if we are unable to generate sufficient future Canadian taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, and we were to establish a valuation allowance against all or a significant portion of our Canadian deferred tax assets, it could result in a material adverse impact on our operating results.

Results of Operations

The table below sets forth data from our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, expressed as a percentage of total revenue. To date, substantially all of our revenue consists of revenue from our Canadian-based healthcare security and industrial businesses, which were acquired in the first half of 2005. Prior to the acquisitions of these businesses, we had minimal revenue and, therefore, period-to-period results are not comparable. Accordingly, our historical results are not necessarily indicative of our future results.

Through December 31, 2006, we have recorded nominal revenue from sales of our VeriMed system. Over time, we expect that sales of our VeriMed system will become a significant part of our revenue, although there can be no assurance that they will.

All pro forma revenue information discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations concerning our 2005 fiscal year assumes that the acquisitions of EXI Wireless and Instantel occurred on January 1, 2005. The discussion also assumes that these companies’ segment reporting was consistent with our current segment reporting. Such pro forma information is not necessarily indicative of what our results of operations would have been had EXI Wireless and Instantel been owned and operated by us as of January 1, 2005, nor does it purport to represent our results of operations for future periods.

	Year Ended December 31,
	2006	2005	2004
Product revenue	93.9%	91.5%	100.0%
Service revenue	6.1%	8.5%	—

Total revenue	100.0%	100.0%	100.0%

Cost of products sold	40.0%	34.4%	80.6%
Cost of services sold	3.1%	5.9%	—

Gross profit	56.9%	59.7%	19.4%
Selling, general and administrative expense	64.5%	78.4%	781.4%
Research and development	13.9%	12.3%	—
Other income	(0.2)%	(0.4)%	(6.1)%
Interest expense	3.1%	2.2%	58.3%

Loss before provision for income taxes	(24.5)%	(32.8)%	(814.2)%
Benefit (provision) for income taxes	(0.1)%	(0.4)%	—

Net loss attributable to common stockholder	(24.6)%	(33.2)%	(814.2)%

Years Ended December 31, 2006 Compared to Year Ended December 31, 2005

The table below presents statement of operations data by segment and in total for the years ended December 31, 2006 and 2005.

	2006
	Healthcare Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$20,035	$116	$5,480	$—	$25,631
Service revenue	380	—	1,293	—	1,673

Total revenue	20,415	116	6,773	—	27,304
Gross profit (loss)	11,717	(340)	4,148	—	15,525
Selling, general and administrative	8,328	3,933	2,312	3,047	17,620
Research and development	2,609	—	1,177	—	3,786

Total operating expenses	10,937	3,933	3,489	3,047	21,406

Operating income (loss)	$780	$(4,273)	$659	$(3,047)	$(5,881)

	2005
	Healthcare Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$11,200	$68	$3,252	$—	$14,520
Service revenue	849	—	500	—	1,349

Total revenue	12,049	68	3,752	—	15,869
Gross profit	7,115	33	2,326	—	9,474
Selling, general and administrative	4,855	3,637	1,195	2,757	12,444
Research and development	1,313	—	643	—	1,956

Total operating expenses	6,168	3,637	1,838	2,757	14,400

Operating income (loss)	$947	$(3,604)	$488	$(2,757)	$(4,926)

Revenue

Revenue for the year ended December 31, 2006 was $27.3 million, an increase of $11.4 million compared to the comparable period of the prior year. Revenue for the year ended December 31, 2005 includes only nine months of revenue from EXI Wireless, which we acquired on March 31, 2005, and revenue from Instantel for the period from June 10, 2005 (the date of acquisition) to December 31, 2005.

On a pro forma basis, revenue for the year ended December 31, 2006 increased $2.8 million, or 11.2%, to $27.3 million compared to pro forma revenue of $24.6 million for the year ended December 31, 2005.

Our healthcare security segment’s revenue was $20.4 million for the year ended December 31, 2006 compared to $12.0 million for the year ended December 31, 2005. The $8.4 million increase in revenue in our healthcare security segment reflects a full year of revenue from our acquisitions of Instantel and EXI Wireless in 2006 compared to only a portion of the 2005 period.

On a pro forma basis, our healthcare security segment’s revenue increased $2.1 million, or 11.6%, to $20.4 million for the year ended December 31, 2006 compared to pro forma revenue of $18.3 million for the year ended December 31, 2005. This increase is the result of a $2.2 million increase in sales to the hospital market, principally relating to sales of our infant protection and asset/staff location and identification systems. The year over year increase is attributable to increased sales of infant protection systems primarily reflecting our efforts in 2006 to consolidate and rationalize our dealer network so as to increase our sales volumes generated by our key dealers. Additionally, we experienced revenue growth associated with our sale of RFID tags and other consumables relating to our infant protection system. This increase in consumable sales was driven by our installed base of healthcare facilities. In 2005 and 2006, we continued the development of our new asset/staff location and identification RFID system, and sold three of these systems in 2005 and two systems in 2006. Revenue from asset/staff location and identification systems decreased in 2006 as compared to 2005 as the initial systems sold in 2005 and early 2006 were installed during 2006. Two of the five initial systems sold are expected to be installed during the third quarter of 2007. We launched our asset/staff location and identification system through the dealer channel for this system on a limited basis in the first quarter of 2007. On a pro forma basis, revenue from the sale of our wander protection systems was consistent from 2005 to 2006. The lack of year over year growth was the result of our efforts in 2006 to consolidate the product lines from EXI and Instantel, which was accomplished in 2006, as well as the two separate distribution channels, which was accomplished in the first quarter of 2007.

Our industrial segment’s revenue was $6.8 million for the year ended December 31, 2006 compared to $3.8 million for the year ended December 31, 2005. The $3.0 million increase in revenue in our industrial segment reflects a full year of revenue from our Canadian-based businesses in 2006 compared to only a portion of the 2005 period. Segment sales consist principally of sales of our vibration monitoring instruments.

On a pro forma basis, our industrial segment’s revenue increased $0.6 million, or 9.4%, to $6.8 million for the year ended December 31, 2006 compared to $6.2 million for the year ended December 31, 2005. The increase was primarily the result of a $0.7 million increase in revenue from our vibration monitoring instruments due to continued strong demand in the worldwide construction market. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.

Our implantable segment’s revenue was $116,000 for the year ended December 31, 2006 compared to $68,000 for the year ended December 31, 2005. This increase is attributable to increased sales of VeriMed and VeriTrace systems.

Gross Profit and Gross Profit Margin

Our cost of products consists of component parts, direct labor and finished goods. Component parts and finished goods are purchased from contract manufacturers, including our implantable microchip and scanners used in our VeriMed system, which are purchased as finished goods under the terms of our agreement with Digital Angel. Moreover, included in our cost of products is amortization of intangible assets acquired in the acquisitions of our Canadian-based businesses during the first half of 2005. Such amortization amounted to $0.4 million and $0.2 million in the years ended December 31, 2006 and 2005, respectively.

Cost of services consists primarily of third-party installation services in connection with direct sales to healthcare customers. In addition, cost of services sold in our industrial segment consists of servicing our existing systems, principally the calibration services we provide with respect to our vibration monitoring instruments.

Gross profit for the year ended December 31, 2006 was $15.5 million compared to $9.5 million for the year ended December 31, 2005. As a percentage of revenue, our gross profit margin was 56.9% and 59.7% for the years ended December 31, 2006 and 2005, respectively.

Our healthcare security segment’s gross profit for the year ended December 31, 2006 was $11.7 million compared to $7.1 million for the year ended December 31, 2005. The increase in gross profit of $4.6 million was primarily the result of the 2006 period including a full year of operations from our Canadian-based businesses as compared to only a portion of the 2005 period. Our healthcare security segment’s gross profit margin decreased to 57.4% in the year ended December 31, 2006 compared to 59.1% in the year ended December 31, 2005. The decline in gross profit margin reflected an increase in excess inventory and warranty reserves of $0.5 million resulting from the consolidation of the operations of our Canadian-based businesses and changes in product mix.

Our industrial segment’s gross profit for the year ended December 31, 2006 was $4.1 million compared to $2.3 million for the year ended December 31, 2005. The increase in gross profit of $1.8 million was attributable to sales of our vibration monitoring instruments as a result of our acquisition of Instantel on June 10, 2005. Our industrial segment’s gross profit margin was 61.2% and 62.0% for the years ended December 31, 2006 and 2005, respectively.

Our implantable segment’s gross profit decreased from $33,000 in 2005 to a loss of $(340,000) in 2006. The $373,000 decrease was almost entirely the result of a charge recorded to reduce the carrying amount of our VeriMed inventory to the lower of cost or market.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation for employees in executive, sales, marketing and operational functions, including finance and accounting, and corporate development. Other significant costs include depreciation and amortization, professional fees for accounting and legal services, consulting fees and facilities costs.

Selling, general and administrative expense increased $5.2 million to $17.6 million for the year ended December 31, 2006 as compared to $12.4 million for the years ended December 31, 2005. As a percentage of revenue, selling, general and administrative expense was 64.5% and 78.4% for the years ended December 31, 2006 and 2005, respectively. Included in selling, general and administrative expense for the year ended December 31, 2006 was $0.9 million (of which $0.6 million are non-cash charges) for exit costs in Vancouver, British Columbia related to the consolidation of the operations of our Canadian-based businesses in Ottawa, Ontario. The charges resulted from severance payments and related charges, fixed asset write-offs and a valuation allowance for certain Canadian tax assets. We expect to record additional charges during the first quarter of 2007 of approximately $0.3 million, consisting of charges relating to termination benefits.

Included in selling, general and administrative expense for the years ended December 31, 2006 and 2005 was $0.8 million and $0.5 million, respectively, of certain general and administrative services provided to us by Applied Digital, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items. We expect the annual cost of the services being provided by Applied Digital under the terms of the amended and restated transition services agreement will be approximately $0.9 million in 2007 and thereafter, reflecting that the scope of the services provided by Applied Digital under the agreement was expanded at the end of 2005.

Selling, general and administrative expense for the years ended December 31, 2006 and 2005 included approximately $2.0 million and $1.1 million, respectively, of depreciation and amortization expense. The increase was due to increased amortization of intangible assets as a result of the acquisition of the Canadian-based businesses in the first half of 2005.

Included in selling, general and administrative expense for the years ended December 31, 2005 was $2.3 million of compensation expense associated with stock options granted to employees of Applied Digital and consultants. Our board of directors accelerated the vesting of all of our then unvested employee and director stock options on December 30, 2005. During the year ended December 31, 2006, we incurred compensation expense associated with granting 52,012 stock options to employees of $0.1 million. Moreover, as a result of the termination of certain employees whose options were in-the-money at the time their options were accelerated, we incurred equity based compensation of approximately $0.4 million during the year ended December 31, 2006. Also, effective December 18, 2006, we granted our chief executive officer 500,000 restricted shares and incurred equity based compensation of $0.2 million relating to this grant, which is also included in selling, general and administrative expense for 2006.

Our healthcare security segment’s selling, general and administrative expense was $8.3 million in the year ended December 31, 2006, an increase of $3.5 million compared to the prior year. The increase was primarily a result of a full year of operations from our Canadian-based businesses as compared to the 2005 period. As a percentage of our healthcare security segment’s revenue, selling, general and administrative expense was 40.8% and 40.3% for the years ended December 31, 2006 and 2005, respectively. We attribute the increase in selling, general, and administrative expense as a percentage of revenue primarily to the charges related to the exit of our facility in Vancouver, British Columbia.

Our industrial segment’s selling, general and administrative expense increased $1.1 million to $2.3 million for the years ended December 31, 2006 compared to the prior year. The increase was primarily the result of our acquisition of Instantel in June 2005. As a percentage of our industrial segment’s revenue, selling, general and administrative expense was 34.1% and 31.8% for the years ended December 31, 2006 and 2005, respectively. We attribute the increase in selling, general, and administrative expense as a percentage of segment revenue primarily to the inclusion of the results of Instantel for the full year in 2006.

Our implantable segment’s selling, general and administrative expense increased $0.3 million to $3.9 million for the year ended December 31, 2006 compared to the prior year. The increase was due to our increased staffing and associated costs related to the build out of our VeriMed infrastructure.

Our corporate segment’s selling, general and administrative expense increased $0.2 million to $3.0 million in 2006 compared to the prior year. This 10.5% increase was due to increased legal and accounting fees related to our preparation for becoming a public company.

We expect selling, general and administrative expense to increase in the future due to contemplated additions of sales and marketing staff related to our marketing and sale of our VeriMed system and database services, increased compensation expense, as well as the additional costs resulting from equity based compensation and from our being a publicly held company effective February 9, 2007.

Research and Development

Our research and development expense consists primarily of payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expenses are incurred only in our healthcare security and industrial segments.

Research and development expense was $3.8 million for the year ended December 31, 2006 compared to $2.0 million for the year ended December 31, 2005. As a percentage of revenue, research and development expense was 13.9% and 12.3% for the years ended December 31, 2006 and 2005, respectively.

Our healthcare security segment’s research and development expense increased $1.3 million to approximately $2.6 million for the year ended December 31, 2006 compared to the prior year. The increase in our healthcare security segment’s research and development expense was primarily due to the acquisitions of our Canadian-based businesses during the first half of 2005, the continued development of our asset/staff location and identification system, and our initiative to integrate virtually all of our healthcare security systems on to a common technology platform.

Our industrial segment’s research and development expense increased $0.6 million to approximately $1.2 million for the year ended December 31, 2006 compared to the prior year. The increase in our industrial segment’s research and development expense was primarily due to the acquisition of Instantel on June 10, 2005. The period-over-period increase also reflected costs associated with the development efforts for our next generation vibration monitoring instruments.

Interest Expense

Interest expense was $0.9 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in interest expense was primarily due to our increased level of outstanding borrowings owed to Applied Digital and our increased borrowings under our revolving credit facility with the Royal Bank of Canada. We used a portion of the proceeds from our initial public offering to repay $3.5 million of outstanding indebtedness owed to Applied Digital at the closing of our initial public offering. Through October 5, 2006, the interest rate under our loan agreement with Applied Digital was based upon the prevailing prime rate as published by The Wall Street Journal in effect during the applicable periods. Since that date, the interest rate on our loan was fixed at 12% per annum.

Income Taxes

We had an effective tax rate of 0.1% and 0.4% for the years ended December 31, 2006 and 2005, respectively, related to our Canadian-based businesses. We incurred consolidated losses before taxes for the years ended December 31, 2006 and 2005. However, we have not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a valuation allowance against our net U.S. deferred tax assets was appropriate based primarily on our historical operating results.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The tables below present statement of operations data by segment and in total for the years ended December 31, 2005 and 2004.

	2005
	Healthcare Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$11,200	$68	$3,252	$—	$14,520
Service revenue	849	—	500	—	1,349

Total revenue	12,049	68	3,752	—	15,869
Gross profit	7,115	33	2,326	—	9,474
Selling, general and administrative	4,855	3,637	1,195	2,757	12,444
Research and development	1,313	—	643	—	1,956

Total operating expenses	6,168	3,637	1,838	2,757	14,400

Operating income (loss)	$947	$(3,604)	$488	$(2,757)	$(4,926)

	2004
	Healthcare Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$—	$247	$—	$—	$247
Service revenue	—	—	—	—	—

Total revenue	—	247	—	—	247
Gross profit	—	48	—	—	48
Selling, general and administrative	—	1,110	—	820	1,930
Research and development	—	—	—	—	—

Total operating expenses	—	1,110	—	820	1,930

Operating loss	$—	$(1,062)	$—	$(820)	$(1,882)

Revenue

Revenue for the year ended December 31, 2005 increased $15.7 million to $15.9 million compared to the prior year. The increase was attributable to the acquisition of our Canadian-based businesses in the first half of 2005. On a pro forma basis, our revenues were $24.6 million for the year ended December 31, 2005.

Our healthcare security segment’s revenue was $12.0 million for the year ended December 31, 2005, reflecting sales of our healthcare security systems following the acquisition of our Canadian-based businesses in the first half of 2005. Our healthcare security segment did not generate any revenue during the year ended December 31, 2004.

Our industrial segment’s revenue was $3.8 million for the year ended December 31, 2005, reflecting sales of our asset management systems and vibration monitoring instruments following the acquisition of our Canadian-based businesses during the first half of 2005.

Our implantable segment’s revenue was $0.1 million for the year ended December 31, 2005 compared to $0.2 million for the year ended December 31, 2004. The decrease of $0.1 million was primarily due to a decrease in sales of our VeriGuard system. In October 2004, the FDA cleared our VeriMed system as a Class II medical device, which has allowed us to focus our marketing efforts on the VeriMed system.

Gross Profit and Gross Profit Margin

Our cost of products consists of component parts, direct labor and finished goods. Component parts and finished goods are purchased from contract manufacturers, including our implantable microchip and scanners used in our VeriMed system, which are purchased as finished goods under the terms of our agreement with Digital Angel. Moreover, included in our cost of products is amortization of intangible assets acquired in the acquisitions of our Canadian-based businesses during the first half of 2005. Such amortization amounted to $0.2 million in the year ended December 31, 2005.

Cost of services consists primarily of third-party installation services in connection with direct sales to healthcare customers. In addition, cost of services sold in our healthcare security and industrial segments consists of servicing our existing systems, principally the calibration services we provide with respect to our vibration monitoring instruments.

Gross profit for the year ended December 31, 2005 was $9.5 million, an increase of $9.4 million compared to the prior year. As a percentage of revenue, our gross profit margin increased to 59.7% for the year ended December 31, 2005, compared to 19.4% in the prior year.

During the year ended December 31, 2005, our healthcare security segment’s gross profit was $7.1 million and its gross profit margin was 59.0%. Our healthcare security segment did not generate any revenue or gross profit margin during the year ended December 31, 2004. The gross profit of $7.1 million was due to the acquisition of our Canadian-based businesses in the first half of 2005 and, specifically, sales of our healthcare security systems.

In the year ended December 31, 2005, our industrial segment’s gross profit was $2.3 million and our gross profit margin was 62.0%. Our industrial segment did not generate any revenue or gross profit margin during the year ended December 31, 2004. The gross profit of $2.3 million was attributable to sales of our asset management systems and vibration monitoring instruments to our customers.

Our implantable segment’s gross profit remained relatively constant for the years ended December 31, 2005 and 2004, respectively. This decrease in gross profit margin from December 31, 2005 and 2004, respectively, was attributable to a writedown of inventory of approximately $79,000 in 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $10.5 million to $12.4 million in the year ended December 31, 2005 as compared to $1.9 million in the year ended December 31, 2004. As a percentage of revenue, selling, general and administrative expense was 78.4% for the year ended December 31, 2005. As we generated nominal revenue in 2004, the comparative 2004 percentage is not meaningful.

Included in selling, general and administrative expense for the years ended December 31, 2005 and 2004 was:

•

$0.5 million and $0.4 million, respectively, of certain general and administrative services provided to us by Applied Digital, including accounting, finance and legal services, telephone, rent and other miscellaneous items;

•	$2.3 million and $0.3 million, respectively, of compensation expense associated with stock options granted to employees of Applied Digital and consultants; and

•

approximately $1.1 million and $48,000, respectively, of depreciation and amortization expense, with the increase in 2005 resulting from the amortization of intangible assets acquired in connection with the acquisition of our Canadian-based businesses during the first half of 2005.

Our healthcare security segment’s selling, general and administrative expense was $4.9 million in the year ended December 31, 2005. As a percentage of the healthcare security segment’s revenue, segment selling, general and administrative expense was 40.3% in the year ended December 31, 2005. Our healthcare security segment’s selling, general and administrative expense related primarily to salaries and other employee expenses incurred in the selling and marketing of our infant protection systems and our asset/staff location and identification systems.

Our industrial segment’s selling, general and administrative expense was $1.2 million in the year ended December 31, 2005. As a percentage of the industrial segment’s revenue, segment selling, general and administrative expense was 31.8% in the year ended December 31, 2005. Our industrial segment’s selling, general and administrative expense related primarily to salaries and other employee expenses incurred in the selling and marketing of our vibration monitoring systems.

Our implantable segment’s selling, general and administrative expense increased $2.5 million to $3.6 million in the year ended December 31, 2005 from $1.1 million in the year ended December 31, 2004. We received FDA clearance for use of our VeriMed system for patient identification and health information purposes in October 2004. Prior to that time, we had undertaken only a limited degree of sales and marketing efforts to create a market for our VeriMed system. Subsequent to receiving FDA clearance, in 2005, we increased our sales and marketing efforts for our VeriMed system, specifically through additions of sales and marketing employees and consultants, and other associated market development costs.

Our corporate segment’s selling, general and administrative expense increased $2.0 million to $2.8 million in the year ended December 31, 2005 from $0.8 million in the year ended December 31, 2004. The increase was primarily a result of the addition of staff due to the acquisition of our Canadian-based businesses in 2005 and the build out of our corporate infrastructure including accounting, legal, insurance and other costs.

Research and Development

Research and development expense was approximately $2.0 million in the year ended December 31, 2005. We did not incur any research and development expense during the year ended December 31, 2004. As a percentage of revenue, research and development expense was 12.3% for the year ended December 31, 2005.

During the year ended December 31, 2005, research and development expense was approximately $1.3 million for our healthcare security segment and approximately $0.6 million for our industrial segment. Our research and development expense related primarily to salaries and other employee expenses incurred in the development of our asset/staff location and identification system and the development of our common healthcare security technology platform.

Interest Expense

Interest expense was $0.3 million and $0.1 million for the years ended December 31, 2005 and 2004, respectively. The interest expense was due to our level of outstanding borrowings owed to Applied Digital. The interest rate used to compute such interest was based upon the prevailing prime rate as published by The Wall Street Journal in effect during the applicable periods.

Income Taxes

We had an effective income tax expense rate of 1.1% for the year ended December 31, 2005 related to our Canadian operations. We incurred a consolidated loss before taxes for the years ended December 31, 2005 and 2004. We have not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a valuation allowance against our net U.S. deferred tax assets was appropriate based primarily on our historical operating results.

EXI Wireless Inc.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004 (unaudited)

Revenue

Revenue for the three-month period ended March 31, 2005 increased $0.5 million, to $2.0 million, from $1.5 million for the three-month period ended March 31, 2004.

The healthcare security segment’s revenue was $1.7 million for the three-month period ended March 31, 2005, compared to $1.4 million for the three-month period ended March 31, 2004. The increase was due to increased sales of EXI Wireless’ asset location, infant protection and wander prevention products to new and existing customers.

The industrial segment’s revenue was $0.3 million for the three-month period ended March 31, 2005, compared to $0.1 million for the three-month period ended March 31, 2004. The increase was due to increased sales of asset management systems.

Gross Profit and Gross Profit Margin

Gross profit for the three-month period ended March 31, 2005 was $1.4 million, an increase of $0.3 million from $1.1 million for the three-month period ended March 31, 2004. As a percentage of revenue, the gross profit margin decreased slightly to 71.1% for the three-month period ended March 31, 2005 from 72.3% for the three-month period ended March 31, 2004. The decrease in percentage was due to differences in the product mix with less of the revenue generated by higher margin software sales in 2005 than the same period in 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three-month period ended March 31, 2005 was $1.4 million, an increase of $0.6 million, or 69.4%, from $0.8 million for the three-month period ended March 31, 2004. Selling, general and administrative expense, as a percentage of revenue, increased to 68.3% in the three-month period ended March 31, 2005, compared to 52.2% in the three-month period ended March 31, 2004. The increase was due to increased sales and marketing initiatives related to EXI Wireless’ asset/staff location and identification systems.

Included in EXI Wireless’ selling, general and administrative expense for the three-month period ended March 31, 2005 was $0.1 million of depreciation and amortization expense, compared to $0.1 million for the three-month period ended March 31, 2004. Such amounts are based on EXI Wireless’ historical cost basis and do not reflect the amount of our depreciation and amortization expense following our acquisition of EXI Wireless as a result of purchase accounting treatment for its amortizable and depreciable assets.

Research and Development

Research and development expense was approximately $0.3 million in the three-month period ended March 31, 2005, compared to $0.2 million the three-month period ended March 31, 2004. Research and development expenditures primarily consisted of salaries for technical personnel, cost of related engineering materials, information technology infrastructure support, and subcontracted costs. As a percentage of revenue, research and development expense was 13.2% for the three-month period ended March 31, 2005 compared to 14.6% for the three-month period ended March 31, 2004. The increase for the period was primarily due to salaries and other employee expenses related to the development of EXI Wireless’ asset/staff location and identification systems.

Income Taxes

Income tax recovery was $0 for the three months ended March 31, 2005 and 2004. EXI Wireless utilized $0.1 million of investment tax credits during the three-month period ended March 31, 2005 compared to $0 during the three-month period ended March 31, 2004 to reduce its current taxes payable. After utilizing the credits, EXI Wireless continued to have federal and provincial investment tax credits totaling $1.1 million at March 31, 2005 that may be applied to taxes payable in the future.

Instantel Inc.

January 1, 2005 to June 9, 2005 Compared to January 1, 2004 to June 9, 2004 (unaudited)

Revenue

Revenue for the period ended June 9, 2005 increased $1.3 million to $6.8 million from $5.5 million for the period ended June 9, 2004. The increase was primarily a result of increased revenues derived from the sale of Instantel’s infant protection systems. During the period ended June 9, 2005, Instantel introduced new products into the market that helped increase revenues.

Gross Profit and Gross Profit Margin

Gross profit for the period ended June 9, 2005 was $3.5 million, an increase of $0.3 million, from $3.2 million for the period ended June 9, 2004. As a percentage of revenue, gross profit margin decreased to 52.3% for the period ended June 9, 2005 from 58.2% for the period ended June 9, 2004. The decrease in gross profit margin was due to a $0.2 million bonus paid out as a result of our acquisition of Instantel on June 10, 2005. The decrease in the gross margin percentage was also due to differences in the product mix, with less high margin software sales in 2005 compared to 2004.

Selling, Marketing, General and Administrative Expense

Selling, marketing, general and administrative expense increased $1.3 million, to $4.2 million in the period ended June 9, 2005 as compared to $2.9 million in the period ended June 9, 2004. Selling, marketing, general and administrative expense, as a percentage of revenue, increased to 62.2% in 2005, compared to 51.8% in 2004. The increase was primarily due to a $0.7 million bonus paid out as a result of our acquisition of Instantel on June 10, 2005. The remaining increase was due to increased sales and marketing initiatives related to Instantel’s infant protection and wander prevention systems, and vibration monitoring instruments.

Included in selling, marketing, general and administrative expense for the periods ended June 9, 2005 and 2004 was approximately $1.5 million of depreciation and amortization expense. Such amounts are based on Instantel’s historical cost basis and do not reflect the amount of our depreciation and amortization expense following our acquisition of Instantel as a result of purchase accounting treatment for Instantel’s amortizable and depreciable assets.

Research and Development

Research and development expenses were approximately $1.0 million in the period ended June 9, 2005, compared to $0.7 million in the period ended June 9, 2004. Research and development expenditures primarily consisted of salaries for technical personnel, cost of related engineering materials, information technology infrastructure support, and subcontracted costs. As a percentage of revenue, research and development expense was 15.4% for the period ended June 9, 2005 compared to 12.2% for the period ended June 9, 2004. The increase for the period was primarily due to a $0.3 million bonus paid out as a result of our acquisition of Instantel on June 10, 2005.

Interest expense

Interest expense was $0.4 million in each of the periods ended June 9, 2005 and 2004. The interest expense was due to Instantel’s level of debt outstanding.

Income Taxes

Income tax recovery was $1.2 million in the period ended June 9, 2005, compared to a recovery of $0.4 million in the period ended June 9, 2004. The increase in the income tax recovery was primarily due to reversal of temporary differences related to intangible assets as the amortization for accounting purposes was higher than the tax basis resulting in a reduction of the deferred income tax liability.

Liquidity and Capital Resources

As of December 31, 2006, cash totaled $1.0 million compared to cash of approximately $1.4 million at December 31, 2005.

Cash Flows Used in Operating Activities

Net cash used in operating activities totaled $2.2 million, $2.3 million and $1.6 million during the years ended December 31, 2006, 2005 and 2004, respectively. For each of the periods presented, cash was used primarily to fund operating losses, accounts receivable and for purchases of inventory, partially offset by an increase in accounts payable and accrued expenses.

Since our acquisitions of our Canadian-based businesses in the first half of 2005, we have generated operating cash flows from such operations that have partially funded our efforts to create a market for our VeriMed system. We expect to continue to generate significant net cash operating outflows for the foreseeable future in our VeriMed business as a result of our continuing investment in marketing and sales efforts related to our VeriMed business. We expect that these net cash operating outflows will continue to be funded through cash flows generated by our Canadian-based operations, as well as from the net proceeds of our initial public offering. As a result, we expect that our consolidated statements of cash flows will reflect significant cash flows used in operating activities for at least the next 12-24 months.

The components of our VeriMed system (i.e., scanners, insertion kits and the implantable microchips) are purchased as finished goods under the terms of our agreement with Digital Angel. The agreement imposes minimum purchase requirements as follows: $0 in 2006; $875,000 in 2007; $1,750,000 in 2008; $2,500,000 in 2009; $3,750,000 in 2010; and $3,750,000 in each year thereafter, subject to the parties reaching agreement on a different amount. Under the terms of the agreement, Digital Angel may not supply human implantable microchips to other parties if we meet the minimum purchase requirements. If sales of the implantable microchip do not materialize or do not reach the level of the applicable minimum purchase requirement in any year, we intend to satisfy the minimum purchase requirements nonetheless. In such event, our inventory of implantable microchips will increase. We believe that we will have sufficient liquidity to meet the minimum purchase requirements under the agreement for the next few years.

Cash Flows from Investing Activities

Investing activities (used) provided cash of $(2.9) million, $1.4 million and $(32,000) during the years ended December 31, 2006, 2005 and 2004, respectively. In the year ended December 31, 2006, $0.8 million was used to purchase equipment. In the year ended December 31, 2005, $0.4 million was used to purchase equipment. In the year ended December 31, 2005, net cash acquired in business acquisitions contributed by Applied Digital was $1.8 million. During the year ended December 31, 2004, $0.4 million was used to purchase equipment. In October 2006, the Company paid the second installment of the purchase price for the acquisition of Instantel of $2.1 million.

Cash Flows from Financing Activities

Financing activities provided cash of $2.5 million, $2.2 million and $1.4 million during the years ended December 31, 2006, 2005 and 2004, respectively. In the year ended December 31, 2006, cash of $0.8 million was provided from net borrowings under our credit agreement with the Royal Bank of Canada and cash of $6.8 million was provided by borrowings from Applied Digital. In each of the other periods presented, cash was provided primarily by borrowings from Applied Digital. In the year ended December 31, 2006, cash of $2.9 million was used to pay professional fees related to our initial public offering.

Applied Digital contributed to us the shares of EXI Wireless that it acquired in exchange for approximately 1.1 million shares of our common stock. It also funded the initial purchase price of our acquisition of Instantel in the amount of $22.3 million which was treated as a capital contribution to us under generally accepted accounting principles.

Credit Facilities

Prior to the date of our initial public offering, which was consummated on February 14, 2007, we financed a significant portion of our operations and investing activities primarily through funds provided by Applied Digital. As of December 31, 2006, we were indebted to Applied Digital in the amount of $13.6 million, including $0.8 million of accrued interest. Through October 5, 2006, our loan with Applied Digital bore interest at the prevailing prime rate of interest as published by The Wall Street Journal, which as of September 30, 2006 was 8.25% per annum. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and we borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to our acquisition of Instantel. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. Previously, our indebtedness to Applied Digital bore interest at the prevailing prime rate of interest as published from time to time by The Wall Street Journal. That amendment further provided that the loan matured on July 1, 2008, but could be extended at the option of Applied Digital through December 27, 2010.

On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the loan documents which increased the maximum principal amount of indebtedness that we may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to us by Applied Digital during the first week of January 2007. Upon the consummation of our initial public offering in February 2007, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of our initial public offering, we were indebted to Applied Digital in the amount of $15.1 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, we used $3.5 million of the net proceeds of our initial public offering to repay a portion of our indebtedness to Applied Digital upon consummation of our initial public offering. We are not obligated to repay an additional amount of our indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which accrues on the loan as of the last day of each month, commencing with February 2007, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, we are obligated to repay $300,000 on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. We amended the repayment terms of the loan to allow us to retain a greater portion of the net proceeds of our initial public offering for use in our business, thereby improving our liquidity for at least the next 12 to 18 months.

Our subsidiary, VHI, has entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately $1.3 million based on the exchange rate as of December 31, 2006, of revolving credit loans, provided that outstanding borrowings under the facility may not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement, of VHI, or CDN$3.8 million at December 31, 2006. At December 31, 2006, $0.9 million was outstanding under the facility. The facility is not a committed facility as it provides that loans are made available to VHI at the sole discretion of RBC and that RBC may cancel or restrict the availability or any unutilized portion thereof at any time or from time to time. Borrowings may be made in either Canadian or U.S. dollars, are repayable on demand, as a result of which outstanding borrowings under the facility are reflected as current liabilities in our consolidated financial statements, and bear interest at a floating rate per annum equal to the Canadian or U.S. dollar prime rate, as applicable, announced by RBC from time to time, plus in each case 1%. The facility also provides for letters of credit and letters of guarantee denominated in Canadian dollars. Borrowings, letters of credit and letters of guarantee under the facility are secured by all of the assets of VHI and its subsidiary, and is guaranteed by VHI’s subsidiary in the amount of CDN$2.0 million. The loan agreements contain customary representations and warranties and events of default for loan arrangements of this type. In addition, the loan agreements contain customary covenants restricting VHI’s ability to, among other things, merge or enter into business combinations, create liens, or sell or otherwise transfer assets. The foregoing is a summary of the material terms of the credit facility and related agreements, and is qualified in its entirety by reference to the terms and provisions of those agreements.

In order to support the expected growth in our working capital requirements as our business expands, we will seek to obtain a larger, committed bank credit facility. However, no assurance can be given that we will be successful in this regard.

Financial Condition

As of December 31, 2006, we had working capital of approximately $0.8 million and an accumulated deficit of $17.0 million.

After giving effect to the repayment of borrowings under our loan agreement with Applied Digital from the proceeds of our initial public offering, we believe that with the remaining net proceeds our initial public offering, together with the cash we have on hand, our expected borrowing capacity under current and new bank facilities and operating cash flows we expect to generate, we will have sufficient funds available to cover our cash requirements, including capital expenditures, debt service requirements and the minimum purchase obligations under our supply agreement with Digital Angel, through at least the end of 2008. However, a decrease in operating cash flows from our healthcare security and industrial businesses, or our inability to enter into a larger, committed bank credit facility, or failure to control or, as necessary, reduce costs related to our continuing investment in our VeriMed business, would have a material adverse effect on our planned business operations, financial condition, results of operations and liquidity.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	2007	2008 - 2009	2010 - 2011	After 2011
Contractual Obligations
Amount due Applied Digital(1)	$13,635	$3,500	$7,200	$2,935	$—
Other debt(2)	853	853	—	—	—
Employment related contract	2,406	420	970	1,016	—
Operating lease obligations	1,789	621	1,168	—	—
Purchase commitments(3)	54,601	1,569	5,875	9,288	37,869

Total	$73,284	$6,963	$15,213	$13,239	$37,869

(1)	The approximately $13.6 million reflected in the table represents the amount owed to Applied Digital as of December 31, 2006, including accrued interest. Since that date, the total principal amount available under the loan agreement was increased to $14.5 million, and we borrowed additional amounts to fund our operations through the consummation of our initial public offering, which occurred on February 14, 2007. On that date, approximately $15.1 million was outstanding under the loan, including accrued interest. Under the terms of the loan agreement, as most recently amended on February 13, 2007, we paid $3.5 million of our indebtedness to Applied Digital upon consummation of our initial public offering, which amount is reflected in the table under the 2007 column. We are not required to make any additional payments of our indebtedness in 2007 and interest on the outstanding principal amount of the loan will continue to accrue at the rate of 12% per annum. Commencing on January 1, 2008 through January 1, 2010, we must repay $300,000 on the first day of each month. On February 1, 2010, a balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest is due. Accordingly, the amount to be due during the 2008-2009 period, will be approximately $7.2 million and the amount to be due during the 2010-2011 period, including the balloon payment, will be approximately $4.4 million. For a description of the material terms of the loan agreement with Applied Digital, see “Credit Facilities” above.

(2)	Represents borrowings under our revolving credit facility with Royal Bank of Canada. Such borrowings are repayable on demand and are thus reflected as a current liability in the above table and in our consolidated financial statements. The table assumes the accrual of interest through December 31, 2006. For a description of the terms of the loan agreement with Royal Bank of Canada, see “Credit Facilities” above.

(3)	Includes the minimum purchase requirements for our implantable microchips under our supply agreement with Digital Angel and for our custom straps under our supply agreement with Emerson & Cuming Microwave Products. Our exclusivity rights under the supply agreement with Digital Angel can be terminated if we do not purchase the prescribed minimum quantities. Under the agreement with Digital Angel, if during any year we purchase in excess of the minimum purchase requirement for that year, the excess will be credited against the minimum purchase requirement for the following year or years. The agreement with Digital Angel ends in 2013, subject to earlier termination in the event of either party’s default or bankruptcy, except that, so long as we meet the minimum purchase obligations under the agreement, the term is automatically renewed on an annual basis until the expiration of the last patents covering any of the supplied products (currently in 2021). Accordingly, the amount shown in the After 2011 column includes the annual purchase commitment of $3,750,000 through 2021. See “Item 1. Business – Manufacturing; Supply Arrangements.”

Impact of Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes. Previously, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that had resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of FIN 48 on consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 – Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact of FAS 157 on consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, that requires public companies to utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not expect that SAB 108 will have a material effect on results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standard 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or FAS 158. FAS 158 amends of FASB Statements No. 87, 88, 106, and 132(R), or FAS 158. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under FAS 158, the requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective for us as of the end of our first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us for our first fiscal year ending after December 15, 2008. The adoption of FAS 158 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007with early adoption permitted. We are currently assessing the impact that the adoption of FAS 159 could have on results of operations or financial position, if any.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices or other market risks, nor do we invest in speculative financial instruments. Our line of credit with the Royal Bank of Canada bears interest at the Bank of Canada prime rate plus 1%. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are short-term.

Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required. Due to the minimal amounts of foreign currency exchange gains and losses and translation adjustments during the year ended December 31, 2006, a sensitivity analysis of fluctuations in foreign currency exchange rates is not required.

The table below presents the principal amount, including accrued interest, and weighted-average interest rate for our debt portfolio:

December 31, 2006
(dollars in thousands)
Loan due Applied Digital	$13,635
Credit agreement with Royal Bank of Canada	$853
Weighted-average interest rate for the year ended December 31, 2006	9.32%

Based upon the average variable rate debt outstanding during 2006 and 2005, a 1% change in our variable interest rates would have affected our loss before income taxes by approximately $0.1 million and $0.1 million, respectively.

The estimated fair value of our indebtedness to Applied Digital is not reasonably determinable due to the related party nature of the instrument.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including supplementary data and the accompanying report of independent registered public accounting firm filed as part of this Annual Report on Form 10-K, are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2006 based on the disclosure controls evaluation.

Objective of Controls. Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

As described above, we reviewed our internal controls over financial reporting and there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the fourth quarter of our last fiscal year and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. We will have to include a report of management’s assessment regarding internal control over financial reporting, beginning with our annual report on Form 10-K for our fiscal year ending December 31, 2007. Assuming we do not become an accelerated filer by the time we file our annual report on Form 10-K for our fiscal year ending December 31, 2007, our independent registered public accounting firm will not be engaged to attest to management’s assessment of our internal control over financial reporting until our annual report on Form 10-K for our fiscal year ending December 31, 2008.

ITEM 9B.	OTHER INFORMATION

On April 2, 2007, our board of directors approved the 2007 VeriChip Corporation Executive Management Incentive Plan. The plan is designed to recognize and reward the contributions of management that result in the achievement of goals and objectives. The persons eligible to participate are Scott R. Silverman, Chairman of the Board, Chief Executive Officer and Acting President, William J. Caragol, Vice President and Chief Financial Officer, and Michael Feder, Senior Vice President of Implantable Operations and Strategic Initiatives (collectively, the “Participants”). Under the plan, each Participant earns points for meeting or exceeding enumerated goals, such as revenue, total cash, common stock price, strategic partnerships and distribution agreements and analyst coverage for common stock. Under the plan, Messrs. Silverman, Caragol and Feder may earn up to $1,550,000, $875,000 and $525,000, respectively. The 2007 VeriChip Corporation Executive Management Incentive Plan is filed as an exhibit to this Annual Report on Form 10-K.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Managers and Equity Compensation Plan Information), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)(1)	List of Financial Statements Filed as Part of this Annual Report on Form 10-K:

A list of the consolidated financial statements, notes to consolidated financial statements, and accompanying report of independent registered public accounting firm appears on page F-1 of the Index to Consolidated Financial Statements and Financial Statement Schedules, which is filed as part of this Annual Report on Form 10-K.

(a)(2)	Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts, for each of the fiscal years ended December 31, 2006, 2005 and 2004, which appears on page F-37, is filed as part of this Annual Report on Form 10-K.

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in our consolidated financial statements or the notes thereto.

(a)(3)	Exhibits:

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERICHIP CORPORATION

Date: April 2, 2007	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chairman of the Board, Chief Executive Officer and Acting President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SCOTT R. SILVERMAN Scott R. Silverman	Chairman of the Board, Chief Executive Officer (Principal Executive Officer) and Acting President	April 2, 2007

/S/ WILLIAM J. CARAGOL William J. Caragol	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2007

/S/ PAUL C. GREEN* Paul C. Green	Director	April 2, 2007

/S/ DANIEL E. PENNI* Daniel E. Penni	Director	April 2, 2007

/S/ JEFFREY COBB* Jeffrey Cobb	Director	April 2, 2007

/S/ CONSTANCE K. WEAVER* Constance K. Weaver	Director	April 2, 2007

*By:	/s/ William J. Caragol
William J. Caragol
(Attorney-in-Fact)

INDEX TO FINANCIAL STATEMENTS

Page

Statements of Operations for the periods beginning January 1, 2005 and ending June 9, 2005 (audited) and beginning January 1, 2004 and ending June 9, 2004 (unaudited)	F-78

Statements of Shareholder’s Equity (Deficit) for the period ended June 9, 2005 and the year December 31, 2004	F-79

Statements of Cash Flows for the periods beginning January 1, 2005 and ending June 9, 2005 (audited) and beginning January 1, 2004 and ending June 9, 2004 (unaudited)	F-80

Notes to Financial Statements	F-81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VeriChip Corporation

We have audited the accompanying consolidated balance sheets of VeriChip Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. Our audits also included the financial statement schedule - Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of VeriChip Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” applying the modified - prospective method.

As more fully described in Note 14, the Company sells, markets and distributes human-implantable passive radio frequency identification microchips which it obtains from an affiliate. These microchips depend on a key technology for which the Company may have insufficient rights to support its use of or to protect such intellectual property.

/s/ Eisner LLP

New York, New York

March 14, 2007

VERICHIP CORPORATION

Consolidated Balance Sheets

(In thousands, except par value)

	December 31, 2006	December 31, 2005
Assets
Current Assets:
Cash	$996	$1,440
Accounts receivable, net of allowance for doubtful accounts of $146 (2005 - $12)	4,486	5,264
Inventories, net of allowance	3,698	2,477
Prepaid expenses and other current assets	567	263
Deferred tax asset	520	227

Total Current Assets	10,267	9,671

Equipment, net of accumulated depreciation and amortization	950	890
Intangible assets, net of accumulated amortization	18,567	19,755
Goodwill	16,025	16,982
Deferred offering costs	5,079	1,140

	$50,888	$48,438

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank indebtedness	$853	$94
Accounts payable	3,671	1,635
Accrued expenses and other current liabilities	4,968	6,237
Note payable to Parent	—	6,881

Total Current Liabilities	9,492	14,847
Deferred tax liability	5,415	5,064
Note payable to Parent	13,635	—

Total Liabilities	28,542	19,911

Stockholders’ Equity:
Capital stock:
Preferred stock:
Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	—	—
Common stock:
Authorized 40,000 shares, of $.01 par value; 6,056 and 5,556 shares issued and outstanding at December 31, 2006 and 2005, respectively	61	55
Additional paid-in capital	39,371	38,833
Accumulated deficit	(17,049)	(10,324)
Accumulated other comprehensive loss – foreign currency translation adjustment	(37)	(37)

Total Stockholders’ Equity	22,346	28,527

	$50,888	$48,438

See accompanying notes to consolidated financial statements.

VERICHIP CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Product revenue	$25,631	$14,520	$247
Service revenue	1,673	1,349	—

Total revenue	27,304	15,869	247

Cost of product	10,918	5,455	199
Cost of services	861	940	—

Total cost of products and services	11,779	6,395	199

Gross profit	15,525	9,474	48

Operating expenses:
Selling, general and administrative	17,620	12,442	1,930
Research and development	3,786	1,958	—

Total operating expenses	21,406	14,400	1,930

Operating loss	(5,881)	(4,926)	(1,882)

Other income	(57)	(63)	(15)
Interest expense	868	343	144

Total other expense	811	280	129

Loss before income tax provision	(6,692)	(5,206)	(2,011)
Provision for income taxes	33	56	—

Net loss	$(6,725)	$(5,262)	$(2,011)
Deemed dividend	—	(1)	—

Net loss attributable to common stockholders	$(6,725)	$(5,263)	$(2,011)

Net loss per share attributable to common stockholders – basic and diluted	$(1.21)	$(1.00)	$(0.45)

Weighted average number of shares outstanding – basic and diluted	5,556	5,279	4,444

See accompanying notes to consolidated financial statements.

VERICHIP CORPORATION

Consolidated Statement of Stockholders’ Equity

(In thousands)

For the Years Ended December 31, 2006, 2005 and 2004

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Number	Amount
Balance December 31, 2003	4,444	$44	$749	$(3,051)	$—	$(2,258)
Net loss	—	—	—	(2,011)	—	(2,011)
Stock based compensation	—	—	257	—	—	257

Balance December 31, 2004	4,444	$44	$1,006	$(5,062)	$—	$(4,012)
Net loss	—	—	—	(5,262)	—	(5,262)
Comprehensive loss - Foreign currency translation				—	(37)	(37)

Total comprehensive loss	—	—	—	(5,262)	(37)	(5,299)
Issuance of common shares to the Parent Company for the contribution of VeriChip Holdings Inc. to the Company	1,111	11	13,272	—	—	13,283
Contribution of Instantel Inc. to VeriChip Inc. by Parent Company (1)	—	—	22,272	—	—	22,272
Issuance of warrants to investors	—	—	1	—	—	1
Deemed dividend (value of warrants issued to investors)	—	—	(1)	—	—	(1)
Issuance of options at fair value for services	—	—	2,283	—	—	2,283

Balance December 31, 2005	5,556	$55	$38,833	$(10,324)	$(37)	$28,527
Net loss	—	—	—	(6,725)	—	(6,725)
Stock based compensation	—	—	579	—	—	579
Adjustment to Instantel purchase price	—	—	(35)	—	—	(35)
Issuance of restricted stock	500	6	(6)	—	—	—

Balance December 31, 2006	6,056	$61	$39,371	$(17,049)	$(37)	$22,346

See accompanying notes to consolidated financial statements.

VERICHIP CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(6,725)	$(5,262)	$(2,011)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,428	1,383	48
Stock based compensation	579	2,283	257
Deferred income taxes	(160)	(71)	—
Allowance for doubtful accounts	134	12	—
Allowance for excess inventory	69	17	79
Equipment impairment	150	22	—
Changes in operating assets and liabilities, net of effects of acquired businesses
Decrease (increase) in accounts receivable	644	(877)	(33)
(Increase) decrease in inventories	(1,290)	(137)	124
(Increase) decrease in prepaid expenses and other current assets	(304)	119	1
Decrease in income tax payable, net	(61)	(86)	—
Increase (decrease) in accounts payable and accrued expenses	2,258	342	(74)
Increase (decrease) in deferred revenue	113	(14)	(28)

Net cash used in operating activities	(2,165)	(2,269)	(1,571)

Cash flows from investing activities:
Payments for equipment	(810)	(424)	(32)
Cash acquired in businesses contributed by Parent	—	1,783	—
Payment of purchase price installment	(2,058)	—	—

Net cash (used in) provided by investing activities	(2,868)	1,359	(32)

Cash flows from financing activities:
Short term borrowings, net	759	94	—
Borrowings from Parent, net of repayments	6,754	2,659	1,357
Offering costs	(2,924)	(426)	—

Net cash provided by financing activities	4,589	2,327	1,357

Net (decrease) increase in cash	(444)	1,417	(246)
Cash, beginning of year	1,440	23	269

Cash, end of year	$996	$1,440	$23

Supplementary disclosures of cash flow information is presented in Note 17.

See accompanying notes to consolidated financial statements.

VERICHIP CORPORATION

Notes to Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

1.	Basis of Presentation

VeriChip Corporation (the “Company”) is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002. As of December 31, 2006, Applied Digital Solutions, Inc., or Applied Digital or Parent, owned over 90% of the Company’s stock.

On February 14, 2007, the Company completed an initial public offering of common stock. In connection with the initial public offering, the Company sold 3,100,000 shares of its common stock at a price of $6.50 per share. As a result, Applied Digital owned 5,555,556 shares or approximately 60.7% of the Company’s outstanding stock as of February 14, 2007.

The Company develops markets and sells radio frequency identification, frequently referred to as RFID, systems used for the identification, location and protection of people and assets in the healthcare market. The Company’s healthcare security systems utilize external, active RFID tags to locate and protect people and assets. The Company’s VeriMed system uses the implantable microchip, a human-implantable passive RFID microchip that can be used in patient identification and security applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed system for use in medical applications in the United States.

The Company obtains the implantable microchip from Digital Angel Corporation, or Digital Angel, under the terms of an amended and restated supply agreement. The supply agreement is discussed in Note 16. Digital Angel is a majority-owned subsidiary of Applied Digital. Digital Angel, in turn, obtains the implantable microchip, a component of the VeriChip, from a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129 “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and the Company does not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. The Company sources the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, the Company has no documentation that establishes its right to use the patented technology for human identification or security applications. Through December 31, 2006, no intellectual property claims against the Company have been asserted. (See Note 14 “Unasserted Claim – Potential Intellectual Property Conflict” and Note 16 “Related Party Transactions”).

Through December 31, 2005, all research and development efforts related to the implantable microchip were performed by Digital Angel and its predecessors. Subsequent to that time, research and development efforts related to the implantable microchip were performed by both the Company and Digital Angel.

Effective March 31, 2005, Applied Digital acquired VeriChip Holdings Inc., formerly eXI Wireless, Inc., (“EXI”) and contributed EXI to the Company under the terms of an exchange agreement as more fully discussed in Note 4. In addition, on June 10, 2005, Instantel Inc., or Instantel, became a wholly-owned subsidiary of the Company under the terms of a share purchase agreement as more fully discussed in Note 4. EXI and Instantel offered infant protection, wander prevention, asset/staff location and identification systems and vibration monitoring systems.

In December 2005, a 2-for-3 reverse stock split was approved. In addition, in December 2005, the Company’s board of directors proposed and the Company’s stockholder approved the authorization of 5 million shares of blank check preferred stock and an increase in the authorized shares of the Company’s common stock from 50 million to 70 million. In December 2006, the Company effectuated a 1-for-3 reverse stock split. All share amounts reflected in these statements have been retroactively adjusted for the reverse stock split for all periods presented. In addition, the Company amended and restated it certificate of incorporation to decrease the authorized number of shares of its common stock from 70 million to 40 million shares and to change the par value of its common stock to $0.01 per share.

Certain items in the consolidated financial statements for the 2005 and 2004 periods have been reclassified to conform to the current period presentation.

Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries, VeriChip Holdings Inc. and VeriChip Corporation, a Canadian corporation (formerly EXI and Instantel respectively) from their respective date of acquisition. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S., requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for excess inventory, bad debt reserves, lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, the determination of whether any impairment is to be recognized on goodwill or intangibles, among others.

Foreign Currency

Effective March 31, 2005, Applied Digital contributed EXI to the Company. From April 1, 2005 until June 30, 2005, the subsidiary used its local currency, the Canadian dollar, as is functional currency. Results of operations and cash flow were translated to U.S. dollars at average exchange rates during the period, and assets and liabilities were translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the statement of stockholders’ equity.

On July 1, 2005, the functional currency changed from the local currency to the reporting currency. This was done as a result of a functional currency determination test that showed that the majority of EXI’s business operations were transacted in the reporting currency. Translation adjustments for the period April 1 to June 30, 2005 were not removed from equity, and will remain in equity until a sale or substantially complete liquidation of the investment in EXI. The translated amounts for non-monetary assets at the end of the period became the accounting basis for those assets in the period of the change and subsequent periods.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

Inventories

Inventories consist of raw materials, work in process, and finished goods. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. The Company monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as slow moving are reduced to net realizable value. Inventory items designated as obsolete are written off. The allowance for excess inventory and obsolescence was approximately $0.2 million and $0.1 million as of December 31, 2006 and 2005, respectively.

Equipment

Equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the useful life or life of the lease, software is depreciated over 2 years, and equipment is depreciated over periods ranging from 3 to 5 years. Repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the consolidated statements of operations.

Advertising Costs

The Company expenses production costs of print advertisements on the first date the advertisements take place. Advertising expense included in selling, general and administrative expense was approximately $0.6 million, $0.2 million and $0.1 million in 2006, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

The Company follows Statement of Financial Accounting Standards, or FAS, No. 142, Goodwill and Intangible Assets, or FAS 142. Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. FAS 142 requires that goodwill and other indefinite-lived intangible assets be tested for impairment on an annual basis. In assessing the recoverability of goodwill and other indefinite-lived intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in the future, the Company may be required to record impairment charges for these assets.

FAS 142 requires the Company to compare the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized. Fair values for goodwill and other indefinite-lived intangible assets are determined based on discounted cash flows, market multiples, or appraised values as appropriate.

The Company assesses the fair value of our goodwill annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the Company determines that significant impairment has occurred, it would be required to write off the impaired portion of goodwill. Impairment charges could have a material adverse effect on our financial condition and results of operations.

The Company’s trademarks are indefinite lived-assets, and accordingly are not amortized. The Company tests its trademarks for impairment or a change from indefinite lived assets to definite lived assets at least once a year in the fourth quarter, or between testing dates if an impairment condition or event is determined to have occurred.

The Company has other intangible assets consisting of patented and non-patented technologies, customer relationships and distribution networks. These intangible assets are amortized over their expected economic lives ranging from 4 to 12.3 years. The lives were determined based upon the expected use of the asset, the estimated average life of the replacement parts of the reporting units products, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate.

In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates quarterly whether events or circumstances have occurred that indicate the remaining estimated useful lives of their definite-lives intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment of definite-lived intangible or other long-lived assets during 2006 and 2005.

Revenue Recognition

The Company follows the revenue recognition guidance in Staff Accounting Bulletin, or SAB, 101 and SAB 104. The Company’s revenue recognition policies by product type are as follows:

Revenue Recognition Policy for Wander Prevention, Infant Protection, Asset/Staff Location and Identification, and Vibration Monitoring Systems

Hardware and software revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from the sale of software implementation services and consulting services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the agreement. When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence, or VSOE, of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue on the completed arrangement is deferred until the earlier of VSOE being established or all of the undelivered elements are delivered or performed with the following exceptions: if the only undelivered element is post contract support, the deferred amount is recognized ratably over the post contract support period, and if the only undelivered element is services that do not require significant production, modification or customization of the software, the deferred amount is recognized as the services are performed. Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements.

Revenue Recognition Policy for VeriMed and Other Implantable Systems and Services

The Company markets the implantable microchip, insertion kits and scanners under the name VeriMed. The Company’s distributors are separate legal and economic entities, and the Company does not have any ownership interest in any of these entities. Additionally, the Company has hired sales staff to market VeriMed directly to hospitals, and physicians.

The sale of the VeriMed patient identification system will include the implantable microchip, scanners, insertion kits and patient registration forms. These items will be sold directly and through distributors with a limited warranty period. The Company also generally indemnifies its distributors against third party claims of intellectual property infringement. Following the implantation of a microchip, the patient is given the option of completing a registration form and subscribing to the VeriMed Patient Registry. It is the Company’s intention to charge an annual fee for this registration service and subscription to the VeriMed Patient Registry. Currently, the Company does not pay a database fee to any third party providers.

Product Revenue — Implantable Systems

Revenue from the sale of the implantable microchip kits and scanners are recorded at gross amounts. Until the amount of returns can be reasonably estimated, the Company does not recognize revenue until after the products are shipped to customers and title has transferred, provided that a purchase order has been received or a contract has been executed, the price is fixed or determinable, there are no uncertainties regarding customer acceptance, the period of time in which the distributor or physician has to return the product has elapsed and collection of the sales proceeds is reasonably assured. Once the level of returns can be reasonably estimated, revenue (net of expected returns) will be recognized at the time of shipment and the passage of title, assuming there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue will not be recognized until such uncertainties are resolved. The Company has one distribution arrangement that provides for sales on a consignment basis. The Company intends to recognize revenue from consignment sales to this distributor after receipt of notification from the distributor of product sales to the distributor’s customers provided that a purchase order has been received or a contract has been executed with the distributor, the sales price is fixed or determinable, the period of time the distributor has to return the product as provided in its distributor agreement has elapsed and collectability is reasonably assured.

Management believes the product sales are multiple deliverables that can be divided into separate units of accounting under the guidance provided in EITF 00-21 and SOP 97-2. The sale of the scanners, one of the deliverables, is considered a separate product sale (separate unit of accounting). Software is included in this product. The software is bundled with the scanner which allows the number on the implantable microchip to be read. This software is not sold separately, the scanner has no value without it, there are no post contract support agreements or after sale services, upgrades, customization or training services. Management believes that within this product the scanner and software are not separate deliverables as defined in EITF 00-21 because as separate units they have no value to the customer on a stand-alone basis, there is no objective and reliable evidence of fair value of undelivered elements since they are never delivered independently and the arrangement does not include a general right of return.

Management also believes that SOP 97-2 is not relevant for these same reasons. The implantable microchip and insertion kits are another deliverable and are accounted for as a separate unit of accounting because they also have value to customers on a stand-alone basis if the service fee for subscription information maintained by the Company is objectively determinable. The microchips, which are a component of the insertion kits, are sold separately from the scanners and have independent usefulness.

Services Revenue — Implantable Systems

The services for maintaining subscriber information on a database maintained by the Company will be sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service will generally be recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.

The above revenue recognition policies notwithstanding, with respect to the sales of products and services sold in tandem, the revenue recognition policy will follow the ultimate arrangements to be negotiated between independent third parties or related parties, subject to the aforementioned revenue recognition criteria and determining whether there is VSOE.

Warranties

The Company provides certain warranties on all of its products. Provisions for future warranty costs are based on management’s best estimates and are recorded when revenue on product sales is recognized. The warranty periods for the Company’s implantable microchip products range from 15 to 60 days. The warranty periods for the Company’s other products range from one to three years. Management determines the warranty provision based on known product failures, historical experience, and other currently available evidence.

Warranty expense was approximately $0.6 million and $0.2 million during 2006 and 2005. The Company did not incur warranty expense in 2004. The following is an analysis of the changes in product liability:

Balance, January 1, 2005	$—
Balances acquired	251
Provision for warranty	187
Costs charged to accruals	(119)

Balance, December 31, 2005	319
Provision for warranty	623
Costs charged to accruals	(455)

Balance, December 31, 2006	$487

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) FAS 123 (revised 2004), Share Based Payment, or FAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for new awards granted after January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options. Prior to adoption, the Company used the intrinsic value method under Accounting Principles Board (“APB”) 25, and related interpretations and provided the disclosure-only provisions of FAS 123. Under the intrinsic value method, no stock-based compensation had been recognized in our consolidated statement of operations for options granted to the Company’s employees and directors because the exercise price of such stock options equaled or exceeded the fair market value of the underlying stock on the dates of grant.

FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under FAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

Compensation expense of approximately $0.1 million was recorded as 52,012 options were granted with a weighted-average fair market value of $5.96 during 2006.

In December 2006, the Company issued 0.5 million shares of restricted common stock to its chairman and chief executive officer, which will vest on December 31, 2008. The Company determined the value of the stock to be $4.5 million based on the estimated value of its common stock of $9.00 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.2 million in 2006 associated with the restricted stock. The 0.5 million restricted shares have been considered outstanding as the chairman and chief executive officer is entitled to voting rights, however, they are excluded in calculating the basic loss per share.

Stock-based compensation expense is reflected in the consolidated statement of operations in selling, general and administrative expense.

Through December 31, 2005, the Company followed the guidance of Accounting Principles Board, or (APB,) Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25, or FIN 44, in accounting for its stock-based compensation arrangements. Accordingly, prior to January 1, 2006, no compensation cost was recognized for any of the stock options granted to directors and employees when the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option. The Company has not granted any options to directors and employees at a price less than estimated fair value on the date of grant.

Changes in the terms of stock option grants, such as extending the expiration of the option or changes in the exercise price, generally have had accounting consequence. Accordingly, compensation expense was measured in accordance with APB 25 and recognized over the vesting period. If the modified grant was fully vested, any additional compensation cost was recognized immediately.

The Company accounts for equity instruments issued to non-employees in accordance with Statement of Financial Accounting Standard, or FAS 123, Accounting for Stock-based Compensation and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees or Acquiring, or in Conjunction with Selling, Goods or Services,” which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered. During 2005 and 2004, the Company recorded $2.3 million and $0.3 million of expense, respectively, associated with such options.

On December 12, 2005, the Company’s board of directors approved accelerating the vesting on December 30, 2005 of all of the Company’s outstanding and unvested stock options previously awarded to employees, directors and consultants and to one employee of Applied Digital and one employee of Digital Angel (to the extent not already vested on that date), provided, however, that the grantee that acquires any shares pursuant to such an option (the vesting of which has been accelerated) shall not be permitted to sell such shares until the earlier of: (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason.

The purpose of accelerating the vesting of the employees’ and directors’ options was to enable the Company to avoid recognizing in its statement of operations compensation expense associated with the options in future periods. (In accordance with FAS 123(R) the Company would have been required to record compensation expense associated with these options beginning January 1, 2006, as more fully discussed below.) As a result of the acceleration, the Company avoided recognition of up to approximately $0.6 million of compensation expense in its statement of operations over the course of the original vesting period, substantially all of which was avoided in 2006. Such expense is included in the Company’s pro forma stock-based compensation footnote disclosure for 2005 presented below. FIN 44 requires the Company to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when such options are in the money on the date of the change, that would allow an employee to vest in an option that would have otherwise been forfeited based on the award’s original terms. The Company would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have been vested during the first half of 2006, with a smaller percentage vesting over the next 30 months from December 31, 2006. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of the stock options exercisable for approximately 0.3 million shares that were affected by the acceleration of vesting, substantially all of the $4.4 million of intrinsic value of the newly vested options was attributable to the Company’s executive officers and directors. In 2006, as a result of the termination of certain employees whose options were in-the-money at the time their options were accelerated and would have otherwise forfeited such options, the Company incurred additional equity based compensation of approximately $0.4 million.

The Company is unable to estimate the number of options that its employees and directors will ultimately retain that otherwise would have been forfeited, absent the acceleration. Based on the current circumstance, the high concentration of options awarded to officers and directors and the Company’s historical turnover rates, no compensation expense resulting from the new measurement date was recognized by the Company upon accelerating of the vesting on December 30, 2005. The Company will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive.

The following table illustrates the effect on net loss and net loss per share attributable to common stockholders if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for options granted under its plans:

	2005	2004
Net loss attributable to common stockholder:
As reported	$(5,263)	$(2,011)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,178)	(134)

Pro forma	$(6,441)	$(2,145)

Basic and diluted loss per share:
As reported	$(1.00)	$(0.45)
Pro forma	$(1.22)	$(0.48)

The Company’s computation of expected life was determined based on historical experience of similar awards giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations about future employee behavior. The interest rate was based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility was based on the historical volatility of Applied Digital’s common stock. Effective February 9, 2007, the Company’s computation of expected volatility will be based on the historical volatility of the Company’s common stock.

Income Taxes

The Company accounts for income taxes under the asset and liability approach for the financial accounting and reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not. The Company is part of the consolidated U.S. federal income tax group with Applied Digital Solutions. Effective February 14, 2007, upon completion of the Company’s initial public offering, Applied Digital’s ownership was reduced to 60.7% and the Company will be required to file a separate federal income tax return in 2007. Income taxes are more fully discussed in Note 11.

Basic and Diluted Loss Per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share attributable to common stockholders is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the options and warrants, except where there is a loss attributable to the common stockholder. As of December 31, 2006 and 2005, stock options and warrants exercisable for approximately 2.5 million common shares were outstanding. In addition, 0.5 million shares of restricted stock were outstanding at December 31, 2006. The 3.0 million stock options, warrants, and restricted common shares were excluded from the calculation of diluted net loss per share attributable to common stockholders (even if they were in-the-money) since their inclusion would have been anti-dilutive.

Impact of Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes. Previously, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that had resulted in diverse and inconsistent accounting practices and measurements. Addressing such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of FIN 48 on consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 – Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of FAS 157 on consolidated financial position, results of operations, cash flows or financial statement disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, that requires public companies to utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company does not expect that SAB 108 will have a material effect on results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standard 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or FAS 158. FAS 158 amends of FASB Statements No. 87, 88, 106, and 132(R), or FAS 158. FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. It also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under FAS 158, the requirement to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures is effective for us as of the end of our first fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us for our first fiscal year ending after December 15, 2008. The adoption of FAS 158 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently assessing the impact that the adoption of FAS 159 could have on results of operations or financial position, if any.

Research and Development

Research and development costs are expensed as incurred and consist of development work associated with the Company’s existing and potential products. The Company’s research and development expenses relate primarily to payroll costs for engineering personnel, costs associated with various projects, including testing, developing prototypes and related expenses.

Deferred Offering Costs

At December 31, 2006, the Company had approximately $5.1 million in deferred offering costs. These costs are associated with the Company’s initial public offering, which was completed on February 14, 2007. As a result, these costs will be recorded against the offering proceeds in additional paid in capital in the first quarter of 2007.

2.	Inventories

	December 31, 2006	December 31, 2005
Raw materials	$1,489	$726
Work in process	1,255	445
Finished goods	1,119	1,402

	3,863	2,573
Allowance for excess inventory	(165)	(96)

	$3,698	$2,477

3.	Equipment

	December 31, 2006	December 31, 2005
Leasehold improvements	$128	$15
Equipment	1,639	1,186
Software	227	133

	1,994	1,344
Less accumulated depreciation	(1,044)	(444)

	$950	$890

Depreciation and amortization expense amounted to approximately $0.6 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, the Company recorded an equipment impairment charge of $0.2 million relating to the closing of operations in Vancouver, British Columbia (see note 18).

4.	Acquisitions

Company acquired	Date Acquired	Acquisition Price	Goodwill and other intangible assets	Other net assets and liabilities
VHI, formerly EXI Wireless Inc.	3/31/05	$13,283	$11,541	$1,742
Instantel Inc.	6/10/05	$24,737	$25,936	$(1,199)

VeriChip Holdings Inc.

On March 31, 2005, Applied Digital acquired EXI paying CDN$1.60 for each outstanding share of EXI (a total of 10,265,178 EXI common shares were outstanding on March 31, 2005) payable in shares of Applied Digital’s common stock based on the daily weighted-average closing price of its common stock quoted for the ten consecutive trading days that ended three trading days before the closing. The resulting exchange ratio was 3.0295 shares of EXI’s common stock for each share of Applied Digital’s common stock. Accordingly, Applied Digital issued 3,388,407 shares of its common stock valued at approximately $11.7 million to EXI’s shareholders. In addition, all existing EXI options and warrants outstanding were converted pro rata, based upon the exchange ratio, into options or warrants exercisable into shares of Applied Digital’ common stock. The value of the options and warrants exchanged was approximately $0.7 million. Included in the purchase price was approximately $0.9 million in acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were direct costs of the acquisition. The total cost of the acquisition was approximately $13.3 million.

Effective March 31, 2005, Applied Digital contributed EXI to the Company, under the terms of an exchange agreement between Applied Digital and the Company dated June 9, 2005, in consideration for approximately 1.1 million shares of the Company’s common stock.

EXI, has developed patient wandering, maternity ward infant protection and asset location and identification systems combining automated identification and real-time location technologies.

The acquisition of EXI was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of EXI was recorded as goodwill of approximately $5.0 million. The intangible assets with a value of approximately $6.5 million are comprised of patents, trademarks, customer relationships and distribution networks. These intangibles assets are being amortized over periods ranging from 4 to 12.3 years. The trademarks have indefinite lives. The Company recorded amortization expense of approximately $0.6 million and $0.5 million in 2006 and 2005, respectively, associated with these intangible assets.

Instantel Inc.

On June 10, 2005, the Company’s subsidiary, VHI, entered into a share purchase agreement by and among Instantel, Instantel Holding Company s.ar.l., Perceptis, L.P., VHI, the Company and Applied Digital to acquire 100% of the common stock of Instantel. Applied Digital funded the acquisition, with such funding being recorded as a capital contribution to the Company. Under the terms of the agreement, Instantel became a wholly-owned subsidiary of the VHI.

The purchase price for Instantel was $24.5 million. The first payment of $22.0 million was paid in cash at the closing of the transaction. The second payment was required to be made on the earlier of (i) the closing of the Company’s initial public offering or (ii) September 30, 2006. Prior to September 30, 2006, in accordance with the share purchase agreement, the Company was notified by Perceptis that it would exercise its right to receive the second payment of the purchase price in the form of a cash payment of $2.5 million. In 2006, the Company paid Perceptis $2.1 million, which amount reflected a holdback of the amount due to Perceptis resulting from a pending $0.4 million indemnification claim resulting from certain tax obligations. A final payment may be due upon resolution of this pending indemnification claim. In addition, the Company incurred approximately $0.3 million in acquisition costs consisting primarily of legal and accounting related services that are direct costs of the acquisition.

Instantel, based in Ottawa, Canada, manufactures and sells healthcare security systems for the hospital and long term care markets and vibration monitoring for the commercial construction market.

The Instantel acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the estimated fair value of the assets acquired and liabilities assumed of Instantel was recorded as goodwill of $11.0 million. In addition, the Company has recorded intangible assets of $14.9 million comprised of patents, trademarks, customer relationships and distribution networks. These intangibles assets are being amortized over periods ranging from 8.4 to 11.8 years. The trademarks have indefinite lives. The Company recorded amortization expense of approximately $1.2 million and $0.6 million in 2006 and 2005, respectively, associated with these intangibles.

During the year ended December 31, 2006, the Company completed its purchase price allocations related to both the EXI and Instantel acquisitions. The finalization of the purchase price allocation resulted in a decrease in stockholder’s equity of $35,000 from the finalization of certain transaction related costs, resulting in an adjustment to Applied Digital’s contributions.

In considering the benefits of the EXI and Instantel acquisitions, management recognized the strategic complement of these businesses’ technologies and customer bases with the Company’s existing RFID implantable microchip business. The estimated fair value of the acquired intangible assets of EXI and Instantel were determined on the basis of customer relationships, patents and other proprietary rights for technologies, contract lives and revenue, distributor relationships and other factors related to distribution networks, and using discounted cash flow methodology. Under this method, the Company estimated the cash flows that each of these intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates. The expected economic lives of these intangible assets were determined based upon the expected use of the asset, the ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in and replacement value of distribution networks, and other factors deemed appropriate.

In performing the expected life analysis, the Company determined that the acquired trademarks had indefinite lives. In making this assessment, the Company evaluated whether there were any legal, regulatory, or contractual factors limiting the useful lives of the acquired trademarks and the Company concluded that these factors did not limit the useful lives of the acquired trademarks as of the dates of their acquisition. In addition, the Company evaluated and determined that there were no competitive or economic factors, including technological advances or obsolescence of the related products, that limited the useful lives of the acquired trademarks. Given the Company’s market share, the proprietary nature of the Company’s RFID products, and the current competitive environment, the Company is not aware of any significant risk that the Company’s technology will be rendered obsolete in the foreseeable future. Therefore, the Company concluded that based on (i) the current market positions for the acquired products; (ii) the overall expected growth of the RFID technology in the Company’s market; (iii) the market presence provided by the established distribution networks of EXI and Instantel; (iv) the lack of legal, contractual or competitive factors limiting the useful lives of the acquired trademarks; and (v) the conclusion that the trademarks will have value for the foreseeable future, the Company had reasonable support to conclude that the acquired EXI and Instantel trademarks had indefinite lives.

The total purchase prices of EXI and Instantel were allocated as follows:

	EXI	Instantel
Current assets	$3,112	$5,678
Equipment	191	493
Intangibles:
Patented and non-patented proprietary technology	3,710	1,720
Trademarks	1,131	3,790
Customer relationships	895	3,390
Distribution network	816	6,000
Goodwill	4,989	11,036
Current liabilities	(1,057)	(2,748)
Deferred tax liability	(504)	(4,622)

	$13,283	$24,737

In determining the purchase prices for EXI and Instantel, the Company considered various factors including: (i) historical and projected revenue streams and operating cash flows of each company; (ii) their management teams; (iii) the potential to expand the market for the Company’s existing human implantable microchip business through their existing distribution channels; (iv) the complementary nature of each of the Company’s product offerings as an extension of the offerings of the other company and of the Company’s existing business; (v) similarities in corporate culture; and (vi) the opportunity for expanded research and development of the combined product offerings and the potential for new product offerings. Based on the Company’s assessments, it determined that it was appropriate to offer purchase prices for EXI and Instantel that resulted in the recognition of goodwill. Specifically, the Company’s management believed that EXI’s business would grow, in large part because of its industry standing and because its asset/staff location and identification business, infant protection business, and wander prevention business are, in the Company’s view, poised for growth. The Company’s management believed that the growth would ultimately result in a favorable return on its investment notwithstanding the amount of the purchase price that included amounts for goodwill. Moreover, the Company’s management saw EXI’s customer base, sales force, research and development teams and management as useful in developing its VeriMed system. The same analysis was undertaken with Instantel, giving recognition that Instantel and EXI were competitors and that future results could be augmented by eliminating that competition, better serving customers with the best of both companies and eliminating redundancies. Based on such assessments, the Company determined that the purchase prices offered were appropriate for the businesses acquired.

The results of EXI and Instantel have been included in the statement of operations from their respective effective dates of acquisition. Unaudited pro forma results of operations for the year ended December 31, 2005 are included below. The pro forma information assumes that the above acquisitions had occurred as of January 1, 2005, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the Company’s results of operations would have been had EXI and Instantel been owned and operated by the Company during the period, nor does it purport to represent results of operations for any future periods.

Unaudited Pro Forma for the Year Ended December 31, 2005
Net revenue	$24,554
Net loss attributable to common stockholder – basic and diluted	(5,568)
Net loss per share– basic and diluted	(0.99)

5.	Intangible Assets

The information set for the below about the Company’s acquired intangible assets as of December 31, 2006 is based upon purchase price allocations related to the acquisitions of Instantel and EXI in 2005. The estimated fair values of the acquired intangible assets were determined on the basis of customer relationships, patents and other proprietary rights for technologies, contract lives and revenue, distributor relationships and other factors associated with distribution networks, and using cash flow methodology. Under this method, the Company estimated the cash flows that each of the intangible assets are expected to generate over the course of their expected economic lives. Actual cash flows may differ significantly from these estimates.

The expected economic lives of these intangible assets were determined based upon an analysis of the expected use of the asset, the Company’s ability to extend or renew patents and other contractual provisions associated with the asset, the estimated average life of the associated products, the stability of the industry, expected changes in or the costs the Company is likely to incur in finding alternative distribution networks or channels, and other factors deemed appropriate. In performing the expected life analysis, the Company determined that its trademarks had indefinite lives. In making this assessment, the Company evaluated whether there were any legal, regulatory, or contractual factors limiting the useful lives of the acquired trademarks and it concluded that these factors did not limit the useful lives of the acquired trademarks as of the dates of their acquisition.

Intangible assets consist of the following:

	December 31, 2006	December 31, 2005	Weighted average lives (in years)
Trademarks	$4,921	$4,921	Indefinite

Patented and non-patented proprietary technology	5,430	5,430	12.11
Customer relationships	4,288	4,288	8.75
Distribution networks	6,816	6,176	8.14

	$16,534	$15,894

Accumulated amortization
Patented and non-patented proprietary technology	$671	$225
Customer relationships	980	415
Distribution networks	1,237	420

	$2,888	$1,060

Net intangible assets	$18,567	$19,755

Estimated amortization expense for definite lived assets for the years ending December 31, is as follows:

2007	$1,816
2008	1,790
2009	1,781
2010	1,781
2011	1,781
Thereafter	4,697

$13,646

6.	Goodwill

Goodwill consists of the excess of cost over fair value of net tangible and identifiable intangible assets of companies purchased. The Company applies the principles of SFAS No. 141, Business Combinations or FAS 141, and uses the purchase method of accounting for acquisitions of subsidiaries.

The carrying amount of Company’s goodwill by reporting unit (reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions) is as follows:

	Healthcare Security	Industrial	Implantable	Consolidated
Balance, December 31, 2005	$13,131	$3,851	$—	$16,982
Adjustment to purchase price allocation	(789)	(168)	—	(957)

Balance, December 31, 2006	$12,342	$3,683	$—	$16,025

The Company’s goodwill, which resulted from the acquisitions of EXI and Instantel, is not deductible for income tax purposes.

The goodwill allocated to the Company’s Healthcare and Security and Industrial reporting units resulted from the acquisitions of EXI and Instantel during the first half of 2005. Accordingly, the Company was required to allocate the acquired goodwill to each of these reporting units. The Company allocated the goodwill based on the relative percentage of the allocation of the acquired intellectual property.

In the fourth quarters of 2006, and 2005, the Company tested goodwill at each reporting unit level. The reporting units are those businesses, for which discrete financial information is available and upon which segment management makes operating decisions. Healthcare and Security and Industrial reporting units did not have goodwill or intangible assets in as of December 31, 2004. The business operations of the Company’s current reporting units are described in Note 1.

The Company tests goodwill for impairment during the fourth quarter of every year. If the fair value of a reporting unit exceeds its carrying value, then no further testing is required. However, if the carrying value of a reporting unit exceeds its fair value, then an impairment charge would be recorded. The fair value of the Company’s reporting units, substantially all of the operations of which were acquired during 2005, was based on valuations prepared by management. Based on these assessments, there was no impairment of goodwill and other intangible assets at December 31, 2006.

Cash flow forecasts, growth rates, gross margin, fixed and variable cost structure, depreciation and amortization expenses, corporate overhead, tax rates, and capital expenditures, among other data and assumptions related to the financial projections upon which the valuation were based. The methodology used to determine the residual or terminal enterprise values included the following factors: current leverage (E/V); leveraged beta - Bloomberg; unleveraged beta; risk premium; cost of equity; after-tax cost of debt; and weighted average cost of capital.

7.	Accrued Expenses and Other Current Liabilities:

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2006	2005
Accrued wages and payroll expenses	$527	$1,116
Accrued severance	390	—
Accrued incentive compensation	744	—
Accrued purchases	353	—
Accrued professional fees	1,079	798
Warranty liability	487	319
Other accrued expenses	260	370
Income taxes payable	220	281
Deferred revenue	466	353
Deferred purchase price obligation	442	3,000

	$4,968	$6,237

8.	Financing Agreements and Liquidity:

VHI, the Company’s wholly owned Canadian subsidiary, is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to CDN $1.5 million, or approximately U.S. $1.3 million at December 31, 2006. Approximately $0.9 million was outstanding under the credit facility as of December 31, 2006. The annual interest rate on the facility is the Royal Bank of Canada prime rate of interest plus 1%. The borrowing limit is up to 85% of eligible accounts receivable and up to 25% of eligible inventory. Under the terms of the agreement, the Company must comply with certain reporting covenants and requirements. The loan is collateralized by all of the assets of VHI. At December 31, 2006, VHI had aggregate net assets of approximately $10.1 million.

On October 6, 2006, January 19, 2007, February 8, 2007 and February 13, 2007, the Company amended its loan agreement with Applied Digital as more fully described in Note 16.

9.	Stockholders’ Equity

Warrants

On August 21, 2002, the Company issued to IBM Credit LLC a warrant to acquire 410,889 shares of the Company’s common stock at an exercise price of $0.225 per share, which represented management’s estimate of fair value at the time of grant. The warrant was issued in connection with an amendment to a credit agreement between Applied Digital, certain of its subsidiaries and IBM Credit LLC. The warrant was exercisable on the date of grant and expires on August 21, 2007. The fair value of the warrant of approximately $44,000 was reflected as a deemed dividend to Applied Digital. The fair value of the warrant was determined using the Black-Scholes valuation model and the following assumptions:

Warrant life	5 years
Expected dividend yield	0.00%
Expected stock price volatility	50%
Risk-free interest rate	3.31%

In connection with the acquisition of Instantel, the Company issued warrants to Satellite Strategic Finance Partners, Ltd. and Satellite Strategic Finance Associates, LLC exercisable into 20,960 and 12,373 shares of the Company’s common stock, respectively. The warrants are exercisable at an exercise price of $36.00 per share, subject to certain anti-dilution provisions, from June 10, 2005 through June 10, 2007. The warrants were valued at approximately $1,000 using the Black-Scholes valuation model and the value of the warrants has been recorded as a deemed dividend to Applied Digital.

Stock Option Plans

In April 2002, the Company’s board of directors approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 2.0 million. As of December 31, 2006 approximately 1.7 million options, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan, and all of the options granted were outstanding as of December 31, 2006. Approximately 1.7 million options are fully vested and expire up to nine years from the vesting date and 50,000 options vest ratably over three years. As of December 31, 2006, no SARs have been granted under the VeriChip 2002 Plan.

On April 27, 2005, Applied Digital’s board of directors approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of December 31, 2006, no options have been granted under the VeriChip 2005 Plan.

Under the Company’s stock option plans, including the VeriChip 2002 Plan, as amended in December 2006, unless otherwise provided, no holder of an option award may exercise such option award if the Company’s common stock is not then traded publicly on the bulletin board or on a stock exchange or other such market, except: (i) in connection with a sale of all or part of the Company’s common stock, or (ii) within two months prior to the expiration date of the option as provided in the stock option award (or as may be extended by the committee that administers such plan).

In addition, as of December 31, 2006, options exercisable for approximately 0.4 million shares of the Company’s common stock have been granted outside of the Company’s plans. These options were granted at exercise prices ranging from $0.25 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.

A summary of stock options for 2006, 2005, and 2004 is as follows:

	2006		2005		2004
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	2,055	$1.91	1,826	$0.54	1,387	$0.35
Granted (1)	52	9.88	428	7.11	674	1.72
Exercised	—	—	—	—	—	—
Forfeited	(8)	2.61	(199)	0.51	(236)	2.82

Outstanding on December 31	2,099	2.10	2,055	1.92	1,826	0.54

Exercisable on December 31 (2)	2,049	1.91	2,055	1.92	1,351	0.33

Shares available on December 31 for options that may be granted	503		545		152

(1)

The total compensation expense associated with the options granted in 2006 was $0.1 million. The remaining amount of the compensation expense to be recorded over the remaining vesting period of the options is approximately $0.2 million.

(2)

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of the Company’s common stock was estimated to be $6.50 at December 31, 2006 based upon its initial public offering price. As of December 31, 2006 the aggregate intrinsic value of all options outstanding was $11.3 million.

The following table summarizes information about stock options at December 31, 2006 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.0000 to $2.0250	1,622	3.6	$0.55	1,622	$0.55
$4.0501 to $6.0750	67	7.2	5.11	67	5.11
$6.0751 to $8.1000	298	6.6	7.04	298	7.04
$8.1001 to $10.1250	106	7.0	9.23	56	8.55
$18.2251 to $20.2500	6	6.0	20.25	6	20.25

	2,099	4.3	$2.10	2,049	$1.91

The weighted average per share fair values of grants made in 2006, 2005 and 2004 for the Company’s incentive plans were $5.97, $9.60 and $1.98, respectively.

The Company granted to certain of its employees and directors options to purchase approximately 0.3 million shares of its common stock during the period January 1, 2005 to August 11, 2005 that were granted at exercise prices ranging from $6.93 to $8.55 per share and were equal to or greater than the estimated fair value of the underlying common stock on the date of each grant, as determined by the Company’s management. Options exercisable for approximately 0.2 million shares were granted with an exercise price of $6.93, which was the estimated fair value of the Company’s common stock on the date of grant, and options exercisable for approximately 0.1 million shares were granted at exercise prices greater than the estimated fair value on the dates of grant. The Company’s management determined these values principally based upon internal valuation estimates as well as arm’s-length transactions involving the fair value of the businesses it acquired. The assumptions used by management, include:

•	The Company’s projected operating performance;

•	risk of non-achievement of projected operating performance;

•	the purchase prices of the two businesses acquired during 2005, including the risk that the acquisitions may not have been completed at certain interim valuation dates; and

•	trends and comparable valuations in the broad market for privately-held and publicly-traded technology and medical device companies.

Management’s valuation methodology, including terminal and enterprise value, was based on the following factors:

•	Unlevered free cash flows for the Company’s implantable microchip business were projected for five years, which was deemed to be the appropriate valuation period;

•	Earnings before interest, taxes, depreciation and amortization, or EBITDA, was used to estimate terminal value;

•	Management considered the relevant multiples for RFID and medical device companies in determining the appropriate terminal value multiple;

•

A discount rate was applied to the net free cash flows and terminal value. The rate was determined based on the risk free rate of the 10-year U.S. Treasury Bond plus an applicable market risk premium and the specific risk premium associated with the Company’s facts and circumstances. (The discount rate utilized by the Company was the rate of return expected from the market or the rate of return for a similar investment with similar risks);

•

The purchase prices of EXI and Instantel, adjusted for the risk that the acquisitions may not have been completed at certain interim valuation dates, were added to the value of the implantable microchip business to determine enterprise value; and

•

Management computed the fully diluted value of each share of the Company’s common stock in order to factor in the dilutive effect of reflecting in the money stock options and warrants at each valuation date.

In addition, the Company granted options exercisable for approximately 0.1 million shares of common stock during 2005 to consultants and employees of Applied Digital and one employee of Digital Angel. In accordance with FAS 123, the Company recorded an expense associated with these options based on an estimate of the fair value on each date of grant (with the fair value of the Company’s common stock for grants from January 1, 2005 to August 11, 2005 being determined by management as discussed above) and using the Black-Scholes valuation model. The Company was required to re-measure the compensation expense associated with these options on December 30, 2005, the date of acceleration of the vesting of these options. (The Company accelerated the vesting of these options as more fully discussed in Note 1.) This re-measurement was based on the estimated fair value of the Company’s common stock on December 30, 2005, which was assumed to be the then estimated IPO value, and using the Black-Scholes valuation model. This re-measurement resulted in compensation expense being recorded in 2005 based upon the fair value of these stock options on the vesting date. In addition, during 2005 and 2004, the Company granted stock options to employees of Applied Digital and other non-employees who had provided services to the Company. For these options, the Company recognized compensation expense using the same methodology as was used for the comparable 2005 grants discussed above. The Company recorded aggregate compensation expense of approximately $2.3 million and $0.3 million during the years ended December 31, 2005 and 2004, respectively, in connection with these stock options.

There are inherent uncertainties in making estimates about forecasts of future operating results and identifying comparable companies and transactions that may be indicative of the fair value of the Company’s securities. The Company believes that the estimates of the fair value of its common stock at each option grant date were reasonable under the circumstances.

The Black-Scholes model, which the Company used to determine compensation expense, required the Company to make several key judgments including:

•	the estimated value of the Company’s common stock;

•	the expected life of issued stock options;

•	the expected volatility of the Company’s stock price;

•	the expected dividend yield to be realized over the life of the stock option; and

•	the risk-free interest rate over the expected life of the stock options.

The Company prepared these estimates based upon its historical experience, the stock price volatility of comparable publicly-traded companies, including Applied Digital, and its best estimation of future conditions.

The weighted average per share fair value of grants made in 2006, 2005 and 2004 for the Company’s stock options was $5.97, $9.60 and $1.98 respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2006	2005	2004
Expected dividend yield	—	—	—
Expected stock price volatility	60%	50%	69%
Risk-free interest rate	4.29%	3.84%	3.88%
Expected term (in years)	5.0	5.5	5.5

10.	Selling, general and administrative expense:

	For the Years Ended December 31,
	2006	2005	2004
Salaries and benefits (1)	$7,631	$6,631	$866
Depreciation and amortization	1,982	1,159	48
Legal and accounting	956	1,059	373
Sales and marketing	2,198	700	194
Travel and entertainment	1,078	743	107
Insurance	448	203	97
Consulting	2,802	907	62
Other	525	1,040	183

	$17,620	$12,442	$1,930

(1)	Included in salaries and benefits is $0.6 million, $2.3 million and $0.3 million of equity compensation expense, inclusive of restricted stock, for the years 2006, 2005 and 2004, respectively, associated with stock options.

11.	Income taxes:

The Company’s income taxes as presented are calculated on a separate tax return basis, although for 2006, 2005 and 2004, the Company’s U.S. operations are included in the consolidated federal income tax return filed by Applied Digital. The Canadian operations are subject to Canadian taxes. The Company accounts for income taxes under the asset and liability approach. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not.

The provision for income taxes consists of:

	For the Years Ended December 31,
	2006	2005	2004
Current:
United States	$—	$—	$—
Canada	193	127	—

Current income tax provision	193	127	—

	2006	2005	2004
Deferred:
United States	$—	$—	$—
Canada	(160)	(71)	—

Deferred income tax benefit	(160)	(71)	—

	$33	$56	$—

VeriChip Corporation (Canada), formerly Instantel and EXI, file income tax returns in Canada. At December 31, 2006, the Company considers earnings from its Canadian subsidiaries to be permanently reinvested and, accordingly, no provision for U.S. federal and state taxes has been made for these earnings. Upon distribution of foreign subsidiary earnings, the Company may be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2006	2005
Deferred tax assets:
Liabilities and reserves	$547	$194
Stock-based compensation	1,557	1,309
Prepaid expenses	—	33
Property and equipment	96	14
Research and development tax credit	397	1,361
Net operating loss carryforwards	6,486	3,458

Gross deferred tax assets	9,083	6,369
Valuation allowance	(7,930)	(4,385)

	1,153	1,984
Deferred tax liabilities:
Intangible assets	6,044	6,821
Property and equipment	4	—

	6,048	6,821

Net deferred tax liability	$4,895	$4,837

The deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31,
	2006	2005
Current deferred tax asset	$520	$227
Long-term deferred tax liability	5,415	5,064

	$4,895	$4,837

The deferred tax liability related primarily to taxable temporary differences resulting from allocation of the purchase price for EXI and Instantel.

The valuation allowance for U.S. deferred tax assets increased by approximately $3.5 million and $2.5 million in 2006 and 2005, respectively, due mainly to the generation of net operating losses. The valuation allowance was provided for U.S. net deferred tax assets that exceeded the level of existing U.S. deferred tax liabilities.

Approximate domestic and international (loss) income before provision for income taxes consists of:

	For the Years Ended December 31,
	2006	2005	2004
Domestic	$(7,908)	$(6,621)	$(2,011)
International	1,216	1,415	—

	$(6,692)	$(5,206)	$(2,011)

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2006	2005	2004
	%	%	%
Statutory tax (benefit) rate	(34)	(34)	(34)
State income taxes, net of federal benefits	(7)	(4)	(5)
Foreign income tax rate differential	(7)	(8)	-
Change in deferred tax asset valuation allowance	48	48	38

	—	1	—

Currently, the Company (exclusive of its Canadian subsidiaries) files a consolidated federal income tax return with Applied Digital. On February 14, 2007, the Company completed an initial public offering of its common stock, which reduced Applied Digital’s ownership to less than 80%. Therefore, in 2007, the Company will be required to file a separate federal income tax return. At December 31, 2006, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $15.6 million for income tax purposes that expire in various amounts through 2026. The NOLs will be allocated in accordance with Treasury Regulation § 1.1502-21T(b)(2)(iv), at the point that the Company ceases to be a part of the consolidated tax return of Applied Digital. Based on the 2006 Tax Allocation Agreement with Applied Digital, the Company will retain the NOLs described above subject to the future limitations as described above (see Note 16 for a further description of the 2006 Tax Allocation Agreement).

Based on the change of ownership rules under IRC Section 382, if in the future the Company issues common stock or additional equity instruments convertible into shares of the Company’s common stock, which result in the Company’s ownership change exceeding the 50% limitation threshold imposed by that section, all of the Company’s net operating loss carryforwards may be significantly limited as to the amount of use in any particular year.

The Canadian subsidiaries file separate income tax returns in Canada. Effective, January 1, 2006, two of the VHI subsidiaries have been amalgamated with Instantel. The combined tax attributes, including research and development tax credit carryforwards, will be available to offset future taxable income of the amalgamated entity. In addition, as of December 31, 2006, VHI had Canadian non-capital loss carryforwards of $0.7 million that expire in 2012. These loss carryforwards are anticipated to be used during 2007 and 2008. As of December 31, 2006, the Company provided a valuation allowance of $0.1 million against their Canadian deferred tax assets as a result of the closing of operations in Vancouver, British Columbia.

The Company’s goodwill, which resulted from the acquisitions of EXI and Instantel, is not deductible for income tax purposes.

12.	Loss per Share

A reconciliation of the numerator and denominator of basic and diluted net loss per share attributable to common stockholders is provided as follows:

	For the Years Ended December 31,
	2006	2005	2004
Numerator:
Numerator for basic loss per share:
Net loss	$(6,725)	$(5,262)	$(2,011)
Deemed dividend	—	(1)	—

Net loss attributable to common stockholders	$(6,725)	$(5,263)	$(2,011)

Denominator:
Denominator for basic and diluted loss per share:
Weighted average shares outstanding basic and diluted	5,556	5,279	4,444

Basic and diluted loss per share attributable to common stockholders	$(1,21)	$(1.00)	$(0.45)

The following stock options and warrants outstanding as of December 31, 2006, 2005, 2004 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	For the Years Ended December 31,
	2006	2005	2004
Stock options	2,099	2,055	1,826
Warrants	444	444	411
Restricted common stock	500	—	—

	3,043	2,499	2,237

13.	Segmented information:

The Company operates in three business segments: Healthcare Security, Implantable and Industrial.

Healthcare Security

Utilizing RFID technology, the Company’s Healthcare Security segment currently engages in marketing, selling and developing the following products:

•	infant protection systems used in hospital maternity wards and birthing centers to prevent infant abduction and mother-baby mismatching;

•	wander prevention systems used by long-term care facilities to locate and protect their residents; and

•	an asset/staff location and identification system used by hospitals and other healthcare facilities to identify, locate and protect medical staff, patients, visitors and medical equipment.

Implantable

The Company’s Implantable segment includes its VeriMed system using the implantable microchip, a human-implantable RFID microchip that can be used in a variety of patient identification and security applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed system for use in medical applications in the United States.

Industrial

The Company’s Industrial segment engages in marketing, selling and developing the following products:

•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity; and

•	asset management systems used by industrial companies to manage and track their mobile equipment and tools.

The following is the selected segment data as of and for the years ended December 31:

2006	Healthcare Security	Implantable	Industrial	Corporate	Total
Product revenue	$20,035	$116	$5,480	$—	$25,631
Services revenue	380	—	1,293	—	1,673

	$20,415	$116	$6,773	$—	$27,304

Operating income (loss)	780	(4,273)	659	(3,047)	(5,881)
Depreciation and amortization	1,705	42	640	$41	2,428
Interest and other income	(49)	—	(8)	—	(57)
Interest expense	78	—	—	790	868
Income (loss) before provision for income taxes	751	(4,273)	667	(3,837)	(6,692)
Goodwill	12,342	—	3,683	—	16,025
Segmented assets	34,641	680	10,632	4,935	50,888
Expenditures for property and equipment	581	27	175	27	810

2005	Healthcare Security	Implantable	Industrial	Corporate	Total
Product revenue	$11,200	$68	$3,252	$—	$14,520
Services revenue	849	—	500	—	1,349

	$12,049	$68	$3,752	$—	$15,869

Operating income (loss)	947	(3,604)	488	(2,757)	(4,926)
Depreciation and amortization	971	28	971	$28	1,383
Interest and other income	(49)	—	(14)	—	(63)
Interest expense	—	—	—	343	343
Income (loss) before provision for income taxes	996	(3,604)	502	(3,100)	(5,206)
Goodwill	13,131	—	3,851	—	16,982
Segmented assets	36,257	741	10,238	1,202	48,438
Expenditures for property and equipment	285	40	59	40	424

2004	Healthcare Security	Implantable	Industrial	Corporate	Total
Product revenue	$—	$247	$—	$—	$247
Services revenue	—	—	—	—	—

	$—	$247	$—	$—	$247

Operating loss	—	(1,062)	—	(820)	(1,882)
Depreciation and amortization	—	24	—	$24	48
Interest and other income	—	(15)	—	—	(15)
Interest expense	—	—	—	144	144
Loss before provision for income taxes	—	(1,047)	—	(964)	(2,011)
Goodwill	—	—	—	—	—
Segmented assets	—	226	—	57	283
Expenditures for property and equipment	—	16	—	16	32

Revenues are attributed to geographic areas based on the location of the assets producing the revenue. Information concerning principal geographic areas for the year ended December 31 were as follows (in thousands):

	United States	Canada	Consolidated
Year ended December 31, 2006:
Net revenue	$116	$27,188	$27,304
Long-lived tangible assets	126	824	950
Deferred tax liabilities	—	$5,415	$5,415

	United States	Canada	Consolidated
Year ended December 31, 2005:
Net revenue	$68	$15,801	$15,869
Long-lived tangible assets	132	758	890
Deferred tax liabilities	—	$5,064	$5,064

	United States	Canada	Consolidated
Year ended December 31, 2004:
Net revenue	$247	$—	$247
Long-lived tangible assets	131	—	131
Deferred tax liabilities	—	—	$—

14.	Unasserted Claim—Potential Intellectual Property Conflict

Hughes, HID, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned its rights under the 1994 license agreement (see Note 1) may commence a claim against the Company asserting that the Company is violating its rights. If such a claim is successful, sales of the Company’s implantable microchip could be enjoined and the Company could be required to cease its efforts to create a market for it implantable microchip until the patent expires in April 2008. In addition, the Company could be required to pay damages, which may be substantial.

If the Company or Digital Angel is denied use of the patented technology in applications involving the identification of human beings and security applications, the Company will not be able to purchase or sell any of its products that incorporate the implantable microchip before the patent expires. The Company may be required to pay royalties and other damages to third parties on products it has already purchased or will purchase from Digital Angel.

The Company has been publicly marketing and selling the implantable microchip for human identification and security applications for approximately five years. Through December 31, 2006, there have been and are no pending or threatened intellectual property claims challenging the Company’s marketing or selling activities. The Company’s supply and development agreement with Digital Angel contains an indemnification provision. To the extent that such an infringement claim is made, the Company believes it is entitled to indemnification pursuant to the supply and development agreement with Digital Angel.

Under the circumstances, the accompanying financial statements make no provision with respect to the unasserted claim described above.

15.	Commitments and Contingencies

Operating Lease Commitments

The Company has entered into operating leases for office space with remaining terms through 2009 in Richmond, British Columbia and Ottawa, Ontario. Minimum lease payments due under the operating leases for the next five years and thereafter are presented in the table below. Rent accrued under the Company’s office lease differs from the rent paid because of the effect of escalation payments for certain operating expenses. Accrued rent is calculated by allocating total fixed minimum rent payments, provided for in the lease on a straight-line basis over the lease term.

Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $2.0 million, $1.9 million and $0.5 million, primarily attributable to office space, for the years ended December 31, 2006, 2005 and 2004, respectively.

Purchase Commitments

On March 4, 2002, the Company entered into a supply agreement with Digital Angel, an affiliate, to supply the Company’s human-implantable microchip and RFID technology. Digital Angel is the Company’s sole supplier of the implantable microchips relating to the Company’s business. Digital Angel may sell the human-implantable microchips and RFID technology to third parties if the Company does not purchase certain prescribed minimum quantities or the Company defaults in any obligation under the agreement, including the payment of money, and the default is not cured within 90 days after receipt of written notice. On December 28, 2005, the agreement was amended and restated. The amended and restated agreement is more fully discussed in Note 16.

The approximate minimum payments required under operating leases, purchase commitments and employment contracts that have initial or remaining terms in excess of one year at December 31, 2006, are as follows (in thousands):

Year	Operating lease commitments	Purchase commitments	Employment Contracts
2007	$621	$1,569	$420
2008	21	2,542	462
2009	6	3,333	508
2010	—	4,623	508
2011	—	4,664	508
Thereafter	—	37,689	—

	$648	$54,420	$2,406

Employment Contract

Effective December 5, 2006, the Company and its new CEO entered into an employment and non-compete agreement. The agreement terminates five years from the effective date. The agreement provides for an annual base salary of $420,000 with minimum annual increases for the first two years of 10% of the base salary and a discretionary annual increase thereafter. Mr. Silverman is also entitled to a discretionary annual bonus and other fringe benefits. In addition, it provides for the grant of 500,000 shares of restricted stock of the Company. The Company is required to register the shares as soon as practicable. The stock is restricted and is accordingly subject to substantial risk of forfeiture in the event that the CEO terminates his employment or the Company terminates his employment for cause on or before December 31, 2008. If the CEO’s employment is terminated prior to the expiration of the term of the agreement, certain significant payments become due to the CEO. The amount of such significant payments depends on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to the CEO for the three full calendar years immediately prior to the change of control, or the number of years that were completed commencing on the effective date of the agreement and ending on the date of the change of control if less than three calendar years. For all purposes of this agreement, a change in control shall be deemed to occur if any person or entity (or persons or entities acting as a group) acquires stock of the Company that, together with stock then held by such person, entity or group, results in such person, entity or group holding more than fifty (50%) percent of the fair market value or total voting power of the Company as well as the board of director members prior to the transaction no longer constituting a majority of the board of director members following such transaction. Notwithstanding the foregoing, the following shall not be deemed a change in control: (1) the acquisition of stock by Applied Digital or its affiliates; (2) a public offering or sale to the public of the Company’s stock; (3) a merger with another company, unless such merger also results in the board of director members prior to such transaction not constituting a majority of the board members following such transaction. Any outstanding stock options held by the CEO as of the date of his termination or a change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the agreement must be paid in cash, except for a termination due to the CEO’s total disability, death, a constructive termination, or termination without cause, which may be paid in shares of the Company’s common stock, subject to necessary approvals, or in cash at the CEO’s option.

Legal proceedings

The Company is engaged in certain legal actions in the ordinary course of business and the Company believes that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position.

Metro Risk

On January 10, 2005, the Company commenced an action in the Circuit Court for Palm Beach County, Florida, against Metro Risk Management Group, LLC, or Metro Risk. In this suit, the Company has claimed that Metro Risk breached the parties’ three international distribution agreements by failing to meet required minimum purchase obligations. On July 1, 2005, Metro Risk asserted a counterclaim against the Company for breach of contract and fraud in the inducement. Specifically, in its claim for breach of contract, Metro Risk alleged that the Company breached the exclusivity provision of the parties’ distribution agreements by later signing a different distribution agreement with a large distributor of medical supplies. Metro Risk asserted that the distribution agreement with this other distributor included areas in Europe. Moreover, regarding its claim for fraud in the inducement, Metro Risk alleged that the Company fraudulently induced Metro Risk into signing the distribution agreements by promising millions of dollars in profits. By virtue of its counterclaim, Metro Risk seeks reliance damages in the amount of $155,000, which represents the amount of money advanced by Metro Risk for the project, lost profits, and attorneys’ fees. Given the early stage of the matter and because discovery has recently begun, counsel is currently unable to assess the Company’s risk.

The Company is a party to various legal actions, as either plaintiff or defendant, including the matter identified above, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against us relating to us or to our intellectual property rights and intellectual property licenses could have a material adverse effect on our business, financial condition and operating results.

16.	Related Party Transactions

During the year ended December 31, 2005, Applied Digital provided certain general and administrative services to the Company including, accounting, finance, payroll and legal services, telephone, rent and other miscellaneous items. The costs of these services, which are included in the Company’s statement of operations in selling, general and administrative expense, was determined based on the Company’s use of such services. In determining the estimated use by the Company, Applied Digital determined the actual cost incurred for each of the services provided and determined the allocation of each of such costs that were attributable to the Company’s operations.

The services provided and the basis of allocation were as follows:

•

Accounting, finance and payroll services – these costs were allocated based upon a percentage of the total labor dollars incurred by Applied Digital’s accounting, finance and payroll staff in performing such functions for the Company;

•

Legal services – the costs were allocated based upon a percentage of Applied Digital’s general counsel’s salary and benefits based upon the estimated time spent by its general counsel on the Company’s legal issues;

•

Accounting fees – these costs were allocated based upon a percentage of the total fees charged by third party accountants and considering the amount of such accounting fees that the Company would have incurred if it was a stand-along entity until December 27, 2005. Subsequent to December 27, 2005, the Company paid actual costs incurred;

•	Rent – the cost was determined based upon the amount of office space square footage used by the Company’s employees; and

•	Telephone, office supplies and other costs – these costs were allocated based upon a percentage of the services or supplies that were deemed to be incurred by the Company.

On December 27, 2005, the Company entered into a transition services agreement with Applied Digital under which Applied Digital agreed to provide the Company with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to this offering. As compensation for these services, the Company agreed to pay Applied Digital (i) approximately $62,000 per month for fixed costs allocable to these services, (ii) Applied Digital’s reasonable out-of-pocket direct expenses incurred in connection with providing these services that are not included in the agreement as a monthly fixed cost, (iii) Applied Digital’s expenses incurred in connection with services provided to the Company in connection with the initial public offering of the Company’s common stock, and (iv) any charges by third party service providers that may or may not be incurred as part of the offering and that are attributable to transition services provided to or for the Company.

On December 21, 2006, the Company and Applied Digital entered into an amended and restated transition services agreement, which became effective on February 14, 2007, the date of completion of the Company’s initial public offering of the Company’s common stock. Prior to that time, the initial transition services agreement remained in effect. The term of the amended and restated agreement will continue until such time as the Company requests Applied Digital to cease performing transition services, provided that Applied Digital is not obligated to continue to provide the transition services for more than twenty-four months following the effective date. Except for any request by the Company that Applied Digital cease to perform transition services, subject to certain notice provisions, the agreement may not be terminated by either party except in the event of a material default in Applied Digital’s delivery of the transition services or in the Company’s payment for those services. The services to be provided by Applied Digital under the amended and restated transition services agreement are the same as those provided under the initial agreement. The estimated monthly charge for the fixed costs allocable to these services has been increased to approximately $72,000 per month, primarily as the result of an increased allocation for office space.

The terms of the transition services agreement and the amendment and restatement of the agreement were negotiated between certain of the Company’s former executive officers and certain executive officers of Applied Digital. The Company’s and Applied Digital’s executive officers were independent of one another and the terms of the agreement were based upon historical amounts incurred by Applied Digital for payment of such services to third parties. Accordingly, the Company believes that it negotiated the best terms and conditions under the circumstances, however, these costs are not necessarily indicative of the costs which would be incurred by the Company as an independent stand alone entity.

Management believes that the fees charged for these services are reasonable and consistent with what the expenses would have been on a stand-alone basis. The costs of these services to the Company were $0.8 million, $0.5 million and $0.4 million in 2006, 2005, and 2004, respectively, and are included in selling, general and administrative expense on the consolidated statement of operations.

Loan Agreement with Applied Digital

Applied Digital has funded and financed the Company’s operations since inception, which has resulted in an amount due to Applied Digital totaling $13.6 million (which included $0.8 million of accrued interest) and $8.9 million at December 31, 2006 and 2005, respectively. On December 27, 2005, the Company and Applied Digital converted the amounts due to Applied Digital, including interest accrued, into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note.

On October 6, 2006, the Company entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million, and the Company borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to its acquisition of Instantel. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. Previously, our indebtedness to Applied Digital bore interest at the prevailing prime rate of interest as published from time to time by The Wall Street Journal. That amendment further provided that the loan matured in July 2008, but could be extended at the option of Applied Digital through December 27, 2010.

On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the loan documents which increased the maximum principal amount of indebtedness that we may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to us by Applied Digital during the first week of January 2007. Upon the consummation of our initial public offering in February 2007, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness to Applied Digital under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of our initial public offering, we were indebted to Applied Digital in the amount of $15.2 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, we repaid $3.5 million of our indebtedness to Applied Digital upon consummation of our initial public offering. Effective with the payment of the $3.5 million, all interest which accrues on the loan as of the last day of each month, commencing with February 2007, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, we are obligated to repay $300,000 on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010.

The loan is collateralized by interests in all property and assets of the Company, including the stock of the Company’s subsidiaries, but not by any of the property or assets of the Company’s subsidiaries.

Interest expense incurred under the loan for the year ended December 31, 2006, 2005, and 2004 was $0.9 million, $0.3 million and $0.1 million, respectively. The previously floating rate of interest was negotiated between Applied Digital and the Company. On October 6, 2006, the interest rate was modified as discussed above. The modified interest rate was negotiated between the parties. Depending upon the Company’s future operating performance, this interest rate may not be comparable to the terms that the Company could obtain from independent third parties.

2006 Tax Allocation Agreement

From the Company’s inception and through February 14, 2007, the date of completion of the Company’s initial public offering, the Company has been included in Applied Digital’s federal consolidated income tax group, and the Company’s federal income tax liability, if any, has been included in the consolidated federal income tax liability of Applied Digital and its subsidiaries. Effective February 14, 2007, the Company is no longer part of the Applied Digital consolidated income tax group under applicable provisions of the Internal Revenue Code of 1986, as amended, and regulations thereunder, and will file a separate tax return.

The Company has entered into a tax allocation agreement with Applied Digital providing for each of the parties’ obligations concerning various tax liabilities. Under the agreement, effective February 14, 2007, the Company is generally liable for, and will indemnify Applied Digital if necessary, with respect to federal income taxes and any state taxes measured by net income, and any interest or penalties thereon or additions to such tax that are either (i) imposed on or incurred by the Company for any taxable period ending prior to February 14, 2007 or (ii) equitably apportioned to the Company by Applied Digital for all tax periods beginning before and ending on or after February 14, 2007. The Company is also liable for any other taxes (and any interest or penalties thereon or additions to such taxes) attributable to the Company or the Company’s subsidiaries for any period. Likewise, Applied Digital will remain responsible for all prior period taxes attributable to the other members of the consolidated group and will indemnify the Company with respect to such liabilities.

Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax allocation agreement has allocated tax liabilities between Applied Digital and the Company, for any period in which the Company was included in Applied Digital’s consolidated group, the Company could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the group. Applied Digital will indemnify the Company for such liability, to the extent that such liability is not attributable to the Company, as described above.

Certain states may require that the Company be included in a unitary or other combined tax return with Applied Digital after February 14, 2007. If that occurs, Applied Digital will file such returns and our share of the actual tax liability will be allocated to the Company in a manner consistent with the methodology historically followed by Applied Digital and the Company.

Funding of Instantel Acquisition

As more fully discussed in Note 4, Applied Digital agreed to fund the cost of the Instantel acquisition in order for the Company to affect the acquisition. Given that the Company did not provide Applied Digital with any specific consideration for the transaction, the Company does not believe that the terms are comparable to terms that could be obtained in transaction with independent third parties.

Supply Agreement

The Company executed a supply and development agreement dated March 4, 2002 with Digital Angel covering the manufacture and supply of its implantable microchip.

On December 27, 2005, the Company entered into an amended and restated supply and development agreement with Digital Angel. Under this agreement, Digital Angel is the Company’s sole supplier of human-implantable microchips.

The Company’s purchases of product under the supply and development agreement were approximately $0.4 million, $0.7 million, $0.1 million for years ended December 31, 2006, 2005 and 2004 respectively. The supply and development agreement with Digital Angel continues until March 2013, and, as long as the Company continues to meet minimum purchase requirements (the minimum purchase requirements are $0.0 million in 2006 and approximately $0.9 million in 2007, respectively), the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if the Company does not take delivery and pay for a minimum number of microchips as specified in the agreement. Further, the agreement provides that Digital Angel shall, at the Company’s option, furnish and operate a computer database to provide data collection, storage and related services for the Company’s customers for a fee as provided. The Company does not currently utilize this service. A termination of the Company’s supply and development agreement or the ability of Digital Angel to supply third parties due to failure by the Company to meet its minimum purchase requirements or for any other reason would have a material adverse effect on the Company’s business prospects.

The terms of the predecessor supply and development agreement and the amended and restated supply and development agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.

Digital Angel relies solely on a production agreement with a subsidiary of Raytheon Company for the manufacture of the human-implantable microchip products. The subsidiary utilizes Digital Angel’s equipment in the production of the microchips. On April 28, 2006, Digital Angel entered into a new production agreement with the subsidiary related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by the Company. This new agreement expires on June 30, 2010. (See Notes 1 and 13.)

Legal Services

During the years ended December 31, 2006 and 2005, the Company incurred legal fees, attributable to the Company’s initial public offering, of $1.1 million and $0.1 million, respectively, to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, or Akin Gump. Tommy G. Thompson, a partner with Akin Gump, was a member of the Company’s board of directors from July 2005 to March 8, 2007, and, as a result of his directorship services, holds fully vested options to purchase 55,556 shares of the Company’s common stock.

Pledge Agreement

On August 24, 2006, Applied Digital pledged 65% of its ownership in the Company’s common stock to its lender under the terms of a note and pledge agreement. The note is due in August 2009. This note replaced a previous note issued by Applied Digital which was due in June 2007.

17.	Supplementary Cash Flow Information

	For the Years Ended December 31,
	2006	2005	2004
Income taxes paid	$437	$143	$—
Interest paid	46	2	—

	$483	$145	$—

In 2006 and 2005, the Company had the following non-cash investing and financing activities (the Company did not have any non-cash investing and financing activities in 2004):

	Year Ended December 31,
	2006	2005
Non-cash investing and financing activities:
Deferred purchase obligation	$(500)	$3,000
Offering costs	1,015	714
Issuance of common shares to Applied Digital for the contribution of VeriChip Holdings Inc. to VeriChip Corporation	—	12,719
Applied Digital contribution of Instantel Inc. to VeriChip Inc.	—	21,043
Issuance of warrants	—	1

18.	Exit and Disposal Activity

In November 2006, the Company made the decision to consolidate its healthcare security operations into an existing facility located in Ottawa, Ontario, Canada to eliminate duplicative functions and to improve operating efficiencies. The consolidation entailed the closing of operations in Vancouver, British Columbia. The Company expects to complete the consolidation in the first quarter of 2007. As a result of the consolidation, through December 31, 2006, the Company has recorded charges of $0.9 million, resulting from severance payments and related charges, fixed asset impairment and valuation allowance for certain Canadian tax assets. The Company expects to record additional charges during the first quarter of 2007 of approximately $0.3 million, consisting of charges relating to termination benefits.

Exit charges of $0.9 million recorded during the year ended December 31, 2006 resulting from the closing of operations in Vancouver, British Columbia is reflected in the consolidated statement of operations in selling, general and administrative expense.

19.	Subsequent Events

The Company and Merriman Curhan Ford & Co., as representative of the several underwriters named in an underwriting agreement, (the “Underwriting Agreement”), entered into the Underwriting Agreement dated February 9, 2007. The Underwriting Agreement was entered into with respect to the common stock offered by the Company in connection with its initial public offering, which commenced on February 9, 2007 and was completed on February 14, 2007. In connection with the offering, the Company agreed to issue and sell to the underwriters 3,100,000 newly issued shares of the Company’s common stock. The initial public offering price was $6.50 per share and the underwriting discounts and commissions were $0.455 per share.

We and Applied Digital had granted to the underwriters an option, exercisable as provided in the Underwriting Agreement to purchase up to an additional 465,000 shares of the Company’s common stock, such shares being shares currently owned by Applied Digital, at the initial public offering price of $6.50 per share, less underwriting discounts and commissions. The option expired unexercised on March 11, 2007.

The Underwriting Agreement required that the Company reimburse the representatives for their expenses on a non-accountable basis in the amount equal to 1.3% of the aggregate public offering price of the offered shares of common stock, which was paid at closing. In addition, the Company agreed to reimburse the underwriters $150,000 of their legal fees incurred in connection with the offering.

The following table presents the unaudited pro forma consolidated balance sheet data at December 31, 2006, as adjusted, to give effect to the Company’s receipt of the net proceeds from the sale of 3.1 million shares of common stock at the initial public offering price of $6.50 per share, after deducting $1.8 million for underwriters discounts, commissions and expenses, $2.5 million for the Company’s offering expenses not paid as of February 14, 2007 and $3.5 million for repayment of Note payable to Parent.

Pro Forma Consolidated Balance Sheet Data:
Cash	$13,322
Working capital	13,101
Total assets	67,019
Total debt	10,988
Total stockholders’ equity	34,488

The following table presents the unaudited pro forma capitalization of the Company’s as of December 31, 2006, adjusted to give effect to the Company’s receipt of the net proceeds from the sale of 3.1 million shares of the Company’s common stock at an initial public offering price of $6.50 per share, after deducting $1.8 million for underwriters discounts and commissions, $6.2 million of offering expenses (inclusive of $5.1 million in deferred offering costs in December 31, 2006) as of February 14, 2007 and $3.5 million for repayment of Note payable to Parent.

As Adjusted
(unaudited)
Debt, including current portion	$10,988
Stockholders’ equity:
Preferred stock	—
Common stock	92
Additional paid – in capital	51,482
Accumulated other comprehensive loss	(37)
Accumulated deficit	(17,049)

Total stockholders’ equity	34,488

Total capitalization	$45,476

20.	Summarized Quarterly Data (unaudited)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$6,550	$6,976	$6,818	$6,960	$27,304
Gross profit	3,981	4,101	3,768	3,675	15,525
Net loss	(1,021)	(1,169)	(1,261)	(3,274)	(6,725)
Basic and diluted net loss per share (1)	$(0.18)	$(0.21)	$(0.23)	$(0.59)	$(1.21)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Total revenue	$15	$3,022	$6,078	$6,754	$15,869
Gross profit	5	2,050	3,593	3,826	9,474
Net loss attributable to common stockholder	(1,075)	(1,346)	(267)	(2,575)	(5,263)
Basic and diluted net loss per share attributable to common stockholder (1)	$(0.24)	$(0.24)	$(0.06)	$(0.45)	$(1.00)

(1)	Loss per share is computed independently for each of the quarters presented.

FINANCIAL STATEMENT SCHEDULE

Valuation and Qualifying Accounts (in thousands)

Description	Balance at beginning of period	Additions charged to cost and expenses	Deductions	Balance at end of period
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2006 Allowance for doubtful accounts	$12	$134	$—	$146
2005 Allowance for doubtful accounts	—	22	10	12
2004 Allowance for doubtful accounts	13	—	13	—

Inventory:
2006 Allowance for excess and obsolescence	$96	$69	$—	$165
2005 Allowance for excess and obsolescence	79	17	—	96
2004 Allowance for excess and obsolescence	—	79	—	79

Deferred taxes:
2006 Valuation reserve	$4,385	$3,545	$—	$7,930
2005 Valuation reserve	1,899	2,486	—	4,385
2004 Valuation reserve	1,148	751	—	1,899

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

EXI Wireless lnc.:

We have audited the accompanying consolidated balance sheets of EXI Wireless Inc. and subsidiaries as of December 31, 2004 and 2003 and the consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the EXI Wireless Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in accordance with United States generally accepted accounting principles.

On February 22, 2005, we reported separately to the shareholders of the Company on the consolidated financial statements as at and for the years ended December 31, 2004 and 2003, which consolidated financial statements were prepared in accordance with Canadian generally accepted accounting principles.

KPMG LLP (Signed)

Chartered Accountants

Vancouver, Canada

February 22, 2005

EXI WIRELESS INC.

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States GAAP)

December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash	$1,126,642	$1,025,292
Accounts receivable, net of allowance for doubtful accounts of $22,514 (2003 – $15,325)	1,709,173	1,759,393
Inventory (note 3)	409,731	266,402
Prepaid expenses	60,411	62,608

	3,305,957	3,113,695
Goodwill (note 4)	1,449,806	1,348,396
Property, plant and equipment (note 5)	189,455	293,670
Other intangible assets (note 6)	217,402	308,600
Deferred income taxes (note 7)	175,304	138,661

	$5,337,924	$5,203,022

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$714,666	$560,292
Accrued liabilities	393,551	313,877
Deferred revenue	204,301	258,533

	1,312,518	1,132,702
Stockholders’ equity:
Preferred stock:
Authorized unlimited shares with no par value; nil outstanding in 2004 and 2003
Common stock:
Authorized unlimited shares with no par value; 10,080,360 (2003 – 10,080,360) issued and outstanding
Share capital (note 8)	4,396,803	4,396,803
Additional paid in capital	124,363	119,571
Accumulated other comprehensive income – cumulative translation adjustment	847,098	567,819
Accumulated deficit	(1,342,858)	(1,013,873)

	4,025,406	4,070,320

	$5,337,924	$5,203,022

Commitments (note 11)

Subsequent events (note 14)

See accompanying notes to consolidated financial statements.

EXI WIRELESS INC.

Consolidated Statements of Operations

(Expressed in United States dollars)

(Prepared in accordance with United States GAAP)

Years ended December 31, 2004 and 2003

	2004	2003
Sales	$6,003,687	$6,117,844
Cost of sales	1,762,622	1,734,680

	4,241,065	4,383,164
Expenses:
Research and development	917,902	741,272
Depreciation and amortization	280,440	291,419
General and administrative	1,755,532	1,708,286
Selling and marketing	1,488,394	1,221,642

	4,442,268	3,962,619

Earnings (loss) before undernoted	(201,203)	420,545
Other earnings (expenses):
Interest	16,790	3,956
Foreign exchange loss	(168,781)	(334,498)

	(151,991)	(330,542)

Earnings (loss) before income taxes	(353,194)	90,003
Income tax expense (recovery) (note 7):
Current	—	(40,001)
Future	(24,209)	(15,131)

	(24,209)	(55,132)

Net earnings (loss)	$(328,985)	$145,135

Earnings (loss) per share:
Basic	$(0.03)	$0.01
Diluted	(0.03)	0.01

Weighted average number of common shares outstanding:
Basic	10,080,360	10,080,360
Diluted	10,080,360	10,304,376

See accompanying notes to consolidated financial statements.

EXI WIRELESS INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in United States dollars)

(Prepared in accordance with United States GAAP)

Years ended December 31, 2004 and 2003

	Common stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Additional paid in capital	Total stockholders’ equity
	Number	Amount
Balance, December 31, 2002	10,080,360	$4,396,803	$(1,159,008)	$(153,667)	$100,015	$3,184,143
Net earnings	—	—	145,135	—	—	145,135
Foreign currency translation	—	—	—	721,486	—	721,486

Comprehensive income						866,621
Stock-based compensation (note 8(a))	—	—	—	—	19,556	19,556

Balance, December 31, 2003	10,080,360	4,396,803	(1,013,873)	567,819	119,571	4,070,320
Net loss	—	—	(328,985)	—	—	(328,985)
Foreign currency translation	—	—	—	279,279	—	279,279

Comprehensive loss						(49,706)
Stock-based compensation (note 8(a))	—	—	—	—	4,792	4,792

Balance, December 31, 2004	10,080,360	$4,396,803	$(1,342,858)	$847,098	$124,363	$4,025,406

See accompanying notes to consolidated financial statements.

EXI WIRELESS INC.

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States GAAP)

Years ended December 31, 2004 and 2003

	2004	2003
Cash provided by (used in):
Cash flows from operating activities:
Net earnings (loss)	$(328,985)	$145,135
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	280,440	291,419
Loss on disposal of property, plant and equipment	935	—
Future income taxes	(24,209)	(15,131)
Stock-based compensation	4,792	19,556
Changes in non-cash working capital:
Decrease (increase) in accounts receivable	168,583	5,952
Decrease (increase) in prepaid expenses	6,377	(31,118)
Decrease in income taxes payable	—	(40,001)
Decrease (increase) in inventory	(113,866)	10,930
Increase (decrease) in accounts payable	103,654	(133,283)
Increase (decrease) in accrued liabilities	51,781	(674,964)
Increase (decrease) in deferred revenue	(68,042)	54,879

	81,460	(366,626)
Cash flows from investing activities:
Payments for property, plant and equipment	(58,842)	(99,812)
Proceeds on sale of property, plant and equipment	9,156	—
Expenditures on intellectual property	(9,387)	(12,191)

	(59,073)	(112,003)
Cash flows from financing activities:
Repayment of obligation under capital lease	—	(39,492)
Effect of exchange rate changes on cash	78,963	247,575

Increase (decrease) in cash	101,350	(270,546)
Cash, beginning of year	1,025,292	1,295,838

Cash, end of year	$1,126,642	$1,025,292

Supplementary information:
Interest expense paid	$526	$9,748

See accompanying notes to consolidated financial statements.

1. Operations:

EXI Wireless Inc. (the “Company”) was incorporated under the Alberta Business Corporation Act on July 12, 1996 and was continued under the Canada Business Corporation Act on June 2, 1999.

The Company is a radio frequency identification (RFID) based asset management and security company. The Company’s principal business activity is the development and marketing of solutions, which help organizations extract the greatest value from their assets and manage them to their highest potential and secure them from theft or loss. The Company currently derives its revenue from the sale of security-based wireless tagging solutions and inventory and asset tracking system software into healthcare, construction and energy markets.

2. Significant accounting policies:

(a) Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EXI Wireless Systems Inc. and EXI Solutions Inc. (formerly Advanced Delivery Solutions Limited (“ADSL”)) and HOUNDware Corporation. All significant inter-company transactions and balances have been eliminated.

(b) Inventory:

Raw materials inventory is valued at the lower of cost and replacement cost. Finished goods inventory is valued at the lower of cost and net realizable value. The cost of finished goods includes the cost of raw material and direct labour.

(c) Property, plant and equipment:

Property, plant and equipment are stated at cost, net of government assistance received. Depreciation of property, plant and equipment is recorded on a straight-line basis using the following estimated useful life:

Asset	Estimated useful life	Rate
Furniture, fixtures and equipment	5 years	20%
Computer equipment	3 – 5 years	20% – 33%
Computer software	2 years	50%

Leasehold improvements are amortized on a straight-line basis over the lease term or five years, whichever is shorter.

(d) Acquired technology and other intangible assets:

Acquired core technology and other intangible assets are stated at cost and are amortized by the straight-line method over their estimated useful life of three to five years. Acquired technology and intangible assets used solely for the purpose of research and development are expensed immediately in the year of acquisition.

(e) Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to the Company’s reporting units that are expected to benefit from the synergies of the business combination.

Goodwill has an indefinite use, is not amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of the reporting unit’s goodwill is determined in the same manner as the value of goodwill is determined at the time of a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the earnings statement before extraordinary items and discontinued operations.

The Company performed its annual goodwill impairment test on December 31, 2004 and concluded that no impairment charge was required for goodwill related to continuing operations. As at December 31, 2004, the Company is operating in two operating segments and reporting units (see note 10).

(f) Impairment of long-lived assets:

The Company monitors the recoverability of long-lived assets, based on estimates using factors such as expected future asset utilization, economic outlook and future cash flows expected to result from the use of the related assets or be realized on sale. The Company recognizes an impairment loss if the projected undiscounted aggregate future cash flows are less than the carrying amount. The amount of impairment charge, if any, is defined as the excess of the carrying value over its fair value.

(g) Foreign currency translation:

The Company’s functional or primary operating currency is the Canadian dollar. The Company’s financial statements are prepared in Canadian dollars before translation to the US dollar reporting currency. The Company translates transactions in currencies other than the Canadian dollar at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in a currency other than the Canadian dollar are translated at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in earnings.

Amounts reported in Canadian dollars have been translated into the US dollar reporting currency as follows: assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation into the reporting currency are accumulated in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

(h) Research and development costs:

Research and development costs are expensed as incurred.

(i) Warranty:

The Company provides certain warranties on its products. Provisions for future warranty costs based on management’s best estimates are recorded when revenue on product sales is recognized. The warranty period for the majority of the products ranges between one and three years. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence.

	2004	2003
Balance, beginning of year	$66,546	$144,993
Accruals for warranties issued	54,816	61,992
Accruals related to pre-existing warranties (including changes in estimates)	—	(120,050)
Settlements made (in cash or kind)	(54,623)	(20,389)

Balance, end of year	$66,739	$66,546

(j) Pension plan:

The Company has a defined contribution plan for its employees. The Company accrues its obligations under pension plans as the employees render the services necessary to earn the pension benefits. During the year ended December 31, 2004, the Company expensed $39,023 (2003 – $25,734) for the defined contribution plan.

(k) Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts may ultimately differ from these estimates. Significant areas requiring the use of management estimates relate to the determination of collectibility of accounts receivable, net recoverable amounts of property, plant and equipment, goodwill and other intangibles, useful lives for depreciation and amortization, investment tax credits recoverable and provisions for warranties.

(l) Revenue recognition:

Hardware and software revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title passes, the price is fixed or determinable and collection of the sales proceeds is reasonably assured.

Revenue from the sale of software implementation services and consulting services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the agreement.

When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements. Generally, the Company applies the residual method in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue on the completed arrangement is deferred until the earlier of (a) VSOE being established or (b) all of the undelivered elements are delivered or performed, with the following exceptions: if the only undelivered element is post-contract support (PCS), the entire fee is recognized ratably over the PCS period, and if the only undelivered element is service, the entire fee is recognized as the services are performed.

Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements.

(m) Stock-based compensation:

As permitted under SFAS No.123, “Accounting for Stock-based Compensation” (“FAS” 123), the Company has elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for its stock-based compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company’s equity instruments granted to directors and employees when the exercise price equals or exceeds fair value of the underlying common stocks as of the grant date for each stock option. FAS 123 uses a fair value method of calculating the cost of stock option grants. Had compensation cost for employee stock option plan been determined by the fair value method, net income (loss) and earnings (loss) per share would have been as follows:

	2004	2003
Reported net income (loss)	$(328,985)	$145,135
Stock-based employee compensation expense determined under the fair value based method	(90,450)	(75,272)

Pro forma net income (loss)	$(419,435)	$69,863

Earnings (loss) per share – basic and diluted:
As reported	$(0.03)	$0.01
Pro forma	$(0.04)	$0.01

The fair value of each option is estimated as at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield 0%, expected volatility 110%, risk-free interest rate 4.46% and expected average option term of five years. The weighted-average fair value of the value of the options granted to employees during the year ended December 31, 2004 was $0.71 per option (2003 – $0.36).

(n) Income taxes:

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statements carrying value and their respective income tax bases (temporary differences). Changes in the net deferred tax asset or liability are generally included in earnings. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is included in income in the period that includes the enactment date. Deferred income tax assets are evaluated and if their realization is not considered “more likely then not”, a valuation allowance is provided.

(o) Investment tax credits:

Investment tax credits are accounted for using the flow through method whereby such credits are accounted for as a reduction of income tax expense in the period in which the credit arises.

(p) Earnings (loss) per share:

Basic earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.

Diluted earnings per common share is calculated using the treasury stock method and reflects the potential dilution of securities by including stock options in the weighted average number of common shares outstanding for a period, if dilutive.

(q) Comprehensive Income (loss):

Comprehensive income (loss) is recognized and measured pursuant to SFAS No. 130, “Reporting Comprehensive Income”. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners. Comprehensive income is comprised of two components, net earnings (loss) and “other comprehensive income” (OCI). OCI refers to amounts that are recorded as an element of stockholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources.

(r) Comparative figures:

Certain comparative figures have been reclassified to conform with the basis of presentation adopted in the current year.

(s) Recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 (Revised 2004) entitled “Share-Based Payment” (“FAS No. 123”). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123R will be effective for the Company as of January 1, 2006.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets”, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 entitled “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). This statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. FAS No. 151 requires that these items be recognized as current period charges. The Company has adopted FAS No. 151, which had no effect on the consolidated financial statements.

3. Inventory:

	2004	2003
Finished goods	$454,149	$365,864
Reserve for obsolete inventory	(44,418)	(99,462)

	$409,731	$266,402

4. Goodwill:

	2004	2003
Cost	$2,209,825	$2,055,254
Accumulated amortization	760,019	706,858

Net book value	$1,449,806	$1,348,396

The change in goodwill and its components is solely due to foreign exchange rate fluctuations.

5. Property, plant and equipment:

December 31, 2004	Cost	Accumulated depreciation	Net book value
Furniture, fixtures and equipment	$466,106	$381,817	$84,289
Computer equipment	415,936	346,196	69,740
Computer software	272,945	250,354	22,591
Leasehold improvements	103,834	90,999	12,835

	$1,258,821	$1,069,366	$189,455

December 31, 2003	Cost	Accumulated depreciation	Net book value
Furniture, fixtures and equipment	$418,787	$298,134	$120,653
Computer equipment	400,815	291,846	108,969
Computer software	256,071	210,180	45,891
Leasehold improvements	94,830	76,673	18,157

	$1,170,503	$876,833	$293,670

6. Other intangible assets:

	2004	2003
Acquired technology and other intangible assets	$699,719	$641,323
Accumulated amortization	482,317	332,723

Net book value	$217,402	$308,600

Intangible amortization expense for the year ended December 31, 2004 was $115,045 (2003 – $104,076).

7. Income taxes:

As at December 31, 2004, the Company has non-capital losses carried forward of approximately $521,000 (2003 – $220,000), federal and provincial investment tax credits available for carry forward of approximately $1,215,000 (2003 – $987,000) and scientific research and experimental development expenditures available for carry forward of approximately $715,000 (2003 – $258,000). Non-capital losses and investment tax credits available will begin to expire in 2007 and 2009, respectively. Scientific research and development expenses can be carried forward indefinitely and deducted against future taxable income otherwise calculated.

The provision for income tax differs from the amount obtained by applying the combined federal and provincial income tax rates to the earnings before income taxes and discontinued operations. The difference relates to the following items:

	2004	2003
Combined Canadian federal and provincial income taxes at expected rates of 35.6% (2003 – 37.6%)	$(125,737)	$33,841
Non-deductible permanent and other differences	258,814	267,960
Investment tax credits	(286,843)	(233,208)
Change in valuation allowance	129,557	(123,725)

Tax expense (recovery)	$(24,209)	$(55,132)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Deferred revenue	$—	$70,407
Non-capital losses	185,540	78,283
Scientific research and experimental development expenditures	170,170	93,678
Warranty and inventory valuation reserves	39,580	59,099
Property, plant and equipment	26,204	–

Total gross deferred tax assets	421,494	301,467
Valuation allowance	(208,382)	(78,825)

Deferred tax assets	213,112	222,642

Deferred tax liabilities:
Property, plant and equipment	—	(2,944)
Intangible assets	(37,808)	(81,037)

Total gross deferred tax liabilities	(37,808)	(83,981)

Net deferred tax asset	$175,304	$138,661

The net deferred tax assets related to discontinued operations, which are not included above, as at December 31, 2004 are $60,334 (2003 – $62,591). The Company believes that realization of certain of their net deferred tax asset is more likely than not. In assessing the realization of their deferred tax assets, the Company considered whether it is more likely than not that some portion of all of their deferred tax assets will not be realized. The ultimate realization of their deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.

The Company considered projected taxable income and tax planning strategies in making their assessment.

8. Share capital:

(a) Stock options:

On October 29, 1999, the Company authorized a special granting of 900,000 options to purchase common shares. All options relating to this special grant were granted as at December 31, 2001.

Additionally, on May 30, 2000, the Company adopted a 2000 Share Option Plan (the “Plan”) which provides for a maximum of 530,593 options to purchase common shares to be allocated to directors, officers, employees, and consultants of the Company. Stock options are granted having exercise prices based on market prices at the date of grant.

For each of the periods presented, the following stock options to employees, directors and officers were outstanding:

	2004		2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of year	1,263,500	$0.81	1,744,834	$0.93
Granted	258,000	0.71	264,000	0.36
Exercised	—	—	—	—
Cancelled	(628,500)	0.83	(745,334)	0.93

Outstanding, end of year	893,000	$0.84	1,263,500	$0.81

At December 31, 2004, 617,000 (2003 – 1,097,000) of the stock options outstanding are held by officers and directors of the Company with the remainder held by consultants and key employees of the Company. During the year ended December 31, 2004, the Company expensed $4,792 (2003 – $19,556) for stock options issued to contractors. The average vesting period for all options is three years.

Details of options outstanding at December 31, 2004 are as follows:

Exercise Prices	Number of options outstanding	Weighted average remaining contractual life	Number of options exercisable
$0.00 – 0.41	258,500	3.22	86,170
$0.41 – 0.82	168,500	4.20	—
$0.82 – 1.24	322,500	2.63	172,507
$1.24 – 1.66	71,000	1.04	71,000
$1.66 – 2.07	13,000	0.62	13,000
$2.07 – 2.50	59,500	0.34	59,500

	893,000	2.80	402,177

(b) Warrants:

	2004	2003
Warrants issued and outstanding	40,000	40,000

The exercise price of the warrants is $2.08 per common share. The warrants expire on October 31, 2005.

(c) The Company has a Share Compensation Arrangement (the “Arrangement”) for non-management directors. The total compensation for the year ended December 31, 2004 is $35,113 (2003 – $29,969) which could be settled in cash or shares of the Company at the option of the Company. If settled in shares, under the Arrangement, the deemed price per share will be based upon the average closing price of the Company’s shares for fifteen days prior to issuance. The Company has accrued this compensation, in accrued liabilities, at December 31, 2004.

9. Per share amounts:

Per share amounts are based on the weighted average number of common shares issued and outstanding during the year. Fully diluted earnings per share assumes all outstanding options have been exercised at the later of the beginning of the fiscal period or the date of issuance. Where the impact of the conversion or exercise is anti-dilutive, the conversions are not included in the calculation of fully diluted per share amounts. The weighted average number of shares outstanding used in the computation of earnings (loss) per share were as follows:

	2004	2003
Weighted average shares used in computation of basic earnings (loss) per share	10,080,360	10,080,360
Weighted average shares from assumed conversion of dilutive options	—	224,016

Weighted average shares used in computation of diluted earnings (loss) per share	10,080,360	10,304,376

10. Segmented reporting:

(a) Business segments:

The Company has divided its operations into two separate business segments: “Healthcare”, which involves the research and development, design, marketing and related consulting services for radio frequency identification systems for the healthcare industry; “Industrial” which involves research and development, design, marketing, and related consulting services for industrial inventory and asset tracking software systems.

The accounting policies for each of these segments are the same as described in note 2. The following represents information used by management in assessing the performance of its operating business segments:

December 31, 2004	Healthcare	Industrial	Corporate	Total
Sales	$5,171,413	$832,274	$—	$6,003,687
Depreciation and amortization	224,384	11,844	44,212	280,440
Interest expense	313	23	190	526
Interest income	(3,733)	(10,567)	(2,489)	(16,790)
Income tax expense (recovery)	(25,259)	(1,050)	—	(24,209)
Net earnings (loss) for the year	177,392	(121,128)	(385,249)	(328,985)
Additions to property, plant and equipment	52,920	5,922	—	58,842
Segment assets	3,414,320	525,376	1,398,228	5,337,924
Goodwill	1,449,806	—	—	1,449,806

December 31, 2003	Healthcare	Industrial	Corporate	Total
Sales	$5,317,232	$800,612	$—	$6,117,844
Depreciation and amortization	241,003	10,458	39,958	291,419
Interest expense	6,560	224	2,965	9,749
Interest income	(2,193)	(293)	(1,470)	(3,956)
Income tax expense (recovery)	(71,540)	(16,408)	—	(55,132)
Net earnings (loss) for the year	155,146	(81,971)	71,960	145,135
Additions to property, plant and equipment	96,117	3,695	—	99,812
Segment assets	3,282,090	588,224	1,332,708	5,203,022
Goodwill	1,348,396	—	—	1,348,396

The segment assets noted above are net of the assets of discontinued operations of nil (2003 – $34,631).

(b) Geographic segments:

All of the Company’s assets and operations are located in Canada. The following table summarizes the Company’s sales from continuing operations by geographic area:

	2004	2003
Canada	$837,283	$863,623
United States	4,951,561	5,217,870
Other	214,843	36,351

	$6,003,687	$6,117,844

(c) Major customers:

Sales during the year to major customers included sales to one customer of $1,729,989 (2003 – $1,349,052) and to another customer of $442,408 (2003 – $806,966).

11. Commitments:

Future minimum annual rental payments for operating leases are payable over the next five years are approximately as follows:

2005	$98,482
2006	164,245
2007	146,574
2008	156,221
2009	66,767

12. Related party transactions:

During the year, the Company paid legal fees of $69,044 (2003 – $51,053) to the Company’s legal counsel, of which one of the partners is a Director of the Company. The Company paid consulting fees of nil (2003 – $18,945) to a Director. These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed by the related parties.

13. Financial instruments:

(a) Credit risk:

The Company, in its normal course of business, evaluates the financial condition of its customers on a regular basis and examines credit history for any new customer. In addition, the Company engaged the Export Development Corporation to insure its receivables as of October 2000. This coverage provides insurance for 90% of certain receivables.

(b) Fair values of financial instruments:

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate a value are as follows:

(i) Short-term financial instruments:

The carrying amounts of these financial assets and liabilities are a reasonable estimate of their fair values because of the short maturity of these instruments. Short-term financial assets comprise cash and accounts receivable. Short-term financial liabilities comprise accounts payable, accrued liabilities and income taxes payable.

(c) Foreign exchange risk:

Foreign exchange risk reflects the risk that the Company’s earnings will decline due to fluctuations in exchange rates. Contracts billed in United States dollars by the Company are collected in the short-term and, accordingly, the Company has determined there is no significant exposure to foreign currency fluctuations.

14. Subsequent events:

On January 27, 2005 the Company announced that it signed a definitive agreement with Applied Digital Solutions (“ADSX”), where ADSX will acquire all of the issued and outstanding shares of the Company.

A letter of intent for the acquisition was originally announced on November 3, 2004 and will be effected through a plan arrangement under which ADSX will pay $1.33 (CAD $1.60) for each outstanding share of the Company (approximately 10.1 million shares outstanding), payable in common shares of ADSX on the weighted daily average closing price of ADSX common shares quoted on the Nasdaq Small Cap Market for the 10 consecutive trading days that end 3 trading days before the closing.

Included in general and administrative expense for the year ended December 31, 2004 is $20,798 (2003 – nil) for acquisition costs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

EXI Wireless Inc.

We have audited the accompanying consolidated balance sheet of EXI Wireless Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three month period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EXI Wireless Inc. and subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the three month period then ended in conformity with U.S. generally accepted accounting principles.

The comparative figures for the three month period ended March 31, 2004 are unaudited.

KPMG LLP (signed)

Chartered Accountants

Vancouver, Canada

November 9, 2005

EXI WIRELESS INC.

Consolidated Balance Sheets

(Expressed in United States dollars)

(Prepared in accordance with United States GAAP)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash	$553,783	$1,126,642
Accounts receivable, net of allowance for doubtful accounts of $25,009 (2004 – $22,514)	1,981,918	1,709,173
Inventory (note 3)	413,420	409,731
Prepaid expenses	31,114	60,411

	2,980,235	3,305,957
Goodwill (note 4)	1,440,697	1,449,806
Property, plant and equipment (note 5)	190,865	189,455
Other intangible assets (note 6)	188,799	217,402
Deferred income taxes (note 7)	174,202	175,304

	$4,974,798	$5,337,924

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$618,926	$714,666
Accrued liabilities	184,842	393,551
Deferred revenue	200,490	204,301

	1,004,258	1,312,518
Stockholders’ equity:
Preferred stock:
Authorized unlimited shares with no par value; nil outstanding in 2005 and 2004
Common stock:
Authorized unlimited shares with no par value; 10,265,178 (2004 – 10,080,360) issued and outstanding
Share capital (note 8)	4,554,076	4,396,803
Additional paid in capital	124,363	124,363
Accumulated other comprehensive income – cumulative translation adjustment	821,384	847,098
Accumulated deficit	(1,529,283)	(1,342,858)

	3,970,540	4,025,406

	$4,974,798	$5,337,924

Commitments (note 11)

Subsequent events (note 14).

See accompanying notes to consolidated financial statements.

EXI WIRELESS INC.

Consolidated Statements of Operations

(Expressed in United States dollars)

(Prepared in accordance with United States GAAP)

Three month periods ended March 31, 2005 and 2004

	2005	2004
		(unaudited)
Sales	$1,985,934	$1,533,525
Cost of sales	574,504	424,098

	1,411,430	1,109,427
Expenses:
Research and development	261,881	223,450
Depreciation and amortization	61,546	66,617
General and administrative	931,565	418,743
Selling and marketing	363,233	315,410

	1,618,225	1,024,220

Earnings (loss) before undernoted	(206,795)	85,207
Other earnings (expenses):
Interest	2,405	1,084
Foreign exchange gain	17,965	13,021

	20,370	14,105

Earnings (loss) before income taxes	(186,425)	99,312
Income taxes (note 7):
Current	—	—
Future	—	—

	—	—

Net earnings (loss) for the period	$(186,425)	$99,312

Earnings (loss) per share:
Basic	$(0.02)	$0.01
Diluted	(0.02)	0.01

Weighted average number of common shares outstanding:
Basic	10,265,178	10,080,360
Diluted	10,265,178	10,117,188

See accompanying notes to consolidated financial statements.

EXI WIRELESS INC.

Consolidated Statements of Stockholders’ Equity

(Expressed in United States dollars)

(Prepared in accordance with United States GAAP)

Three month period ended March 31, 2005 and 2004

	Common stock		Accumulated	Accumulated other comprehensive	Additional paid	Total stockholders’
	Number	Amount	deficit	income (loss)	in capital	equity
Balance, December 31, 2003	10,080,360	$4,396,803	$(1,013,873)	$567,819	$119,571	$4,070,320
Net earnings (unaudited)	—	—	99,312	—	—	99,312
Foreign currency translation (unaudited)	—	—	—	(55,667)	—	(55,667)

Comprehensive income (unaudited)						43,645

Balance, March 31, 2004 (unaudited)	10,080,360	$4,396,803	$(914,561)	$512,152	$119,571	$4,113,965

Balance, December 31, 2004	10,080,360	$4,396,803	$(1,342,858)	$847,098	$124,363	$4,025,406
Net loss	—	—	(186,425)	—	—	(186,425)
Foreign currency translation	—	—	—	(25,714)	—	(25,714)

Comprehensive loss						(212,139)
Stock option exercised	120,169	85,760	—	—	—	85,760
Common shares issued in lieu of signing bonus and consulting fees	64,649	71,513	—	—	—	71,513

Balance, March 31, 2005	10,265,178	$4,554,076	$(1,529,283)	$821,384	$124,363	$3,970,540

See accompanying notes to consolidated financial statements.

EXI WIRELESS INC.

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Prepared in accordance with United States GAAP)

Three month periods ended March 31, 2005 and 2004

	2005	2004
		(unaudited)
Cash provided by (used in):
Cash flow from operating activities:
Net earnings (loss) for the period	$(186,425)	$99,312
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	61,546	66,617
Common shares issued in lieu of bonus and consulting fees	71,513	—
Changes in non-cash working capital:
Decrease in accounts receivable	(279,456)	(278,534)
Decrease (increase) in prepaid expenses	16,656	(34,274)
Decrease (increase) in inventory	5,676	(10,525)
Increase (decrease) in accounts payable	(89,954)	14,721
Increase (decrease) in accrued liabilities	(203,306)	31,848
Increase (decrease) in deferred revenue	(2,492)	(15,904)

	(606,242)	(126,739)
Cash flow from investing activities:
Payments for property, plant and equipment	(33,354)	(23,933)
Proceeds on sale of property, plant and equipment	(3,906)	(1,921)

	(37,260)	(25,854)
Cash flow from financing activities:
Common shares issued for cash	85,760	—
Effect of exchange rate changes on cash	(15,117)	(14,864)

Decrease in cash	(572,859)	(167,457)
Cash, beginning of period	1,126,642	1,025,292

Cash, end of period	$553,783	$857,835

Supplementary information:
Interest expense paid	$—	$526
Non-cash transaction:
Common shares issued in lieu of bonus and consulting fees	$71,513	$—

See accompanying notes to consolidated financial statements.

1. Operations:

EXI Wireless Inc. (the “Company”) was incorporated under the Alberta Business Corporation Act on July 12, 1996 and was continued under the Canada Business Corporation Act on June 2, 1999.

The Company is a radio frequency identification (RFID) based asset management and security company. The Company’s principal business activity is the development and marketing of solutions, which help organizations extract the greatest value from their assets and manage them to their highest potential and secure them from theft or loss. The Company currently derives its revenue from the sale of security-based wireless tagging solutions and inventory and asset tracking system software into healthcare, construction and energy markets.

2. Significant accounting policies:

(a) Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, EXI Wireless Systems Inc. and EXI Solutions Inc. (formerly Advanced Delivery Solutions Limited (“ADSL”)) and HOUNDware Corporation. All significant inter-company transactions and balances have been eliminated. These interim financial statements, in the opinion of management, reflect all adjustments (which include reclassification and normal recurring adjustments), necessary for a fair presentation of the results for the interim periods presented.

(b) Inventory:

Raw materials inventory is valued at the lower of cost and replacement cost. Finished goods inventory is valued at the lower of cost and net realizable value. The cost of finished goods includes the cost of raw material and direct labour.

(c) Property, plant and equipment:

Property, plant and equipment are stated at cost, net of government assistance received. Depreciation of property, plant and equipment is recorded on a straight-line basis using the following estimated useful life:

Asset	Estimated useful life	Rate
Furniture, fixtures and equipment	5 years	20%
Computer equipment	3 – 5 years	20% – 33%
Computer software	2 years	50%

Leasehold improvements are amortized on a straight-line basis over the lease term or five years, whichever is shorter.

(d) Acquired technology and other intangible assets:

Acquired core technology and other intangible assets are stated at cost and are amortized by the straight-line method over their estimated useful life of three to five years. Acquired technology and intangible assets used solely for the purpose of research and development are expensed immediately in the year of acquisition.

(e) Goodwill:

Goodwill is the residual amount that results when the purchase price of an acquired business exceeds the sum of the amounts allocated to the identifiable assets acquired, less liabilities assumed, based on their fair values. Goodwill is allocated as of the date of the business combination to the Company’s reporting units that are expected to benefit from the synergies of the business combination.

Goodwill has an indefinite use, is not amortized and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The impairment test is carried out in two steps. In the first step, the carrying amount of the reporting unit is compared with its fair value. When the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not to be impaired and the second step of impairment test is unnecessary. The second step is carried out when the carrying amount of a reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit’s goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. The implied fair value of the reporting unit’s goodwill is determined in the same manner as the value of goodwill is determined at the time of a business combination described in the preceding paragraph, using the fair value of the reporting unit as if it was the purchase price. When the carrying amount of goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess and is presented as a separate line item in the earnings statement before extraordinary items and discontinued operations.

The Company performed its annual goodwill impairment test on December 31, 2004 and concluded that no impairment charge was required for goodwill related to continuing operations. As at March 31, 2005, the Company is operating in two operating segments and reporting units (see note 10).

(f) Impairment of long-lived assets:

The Company monitors the recoverability of long-lived assets, based on estimates using factors such as expected future asset utilization, economic outlook and future cash flows expected to result from the use of the related assets or be realized on sale. The Company recognizes an impairment loss if the projected undiscounted aggregate future cash flows are less than the carrying amount. The amount of impairment charge, if any, is defined as the excess of the carrying value over its fair value.

(g) Foreign currency translation:

The Company’s functional or primary operating currency is the Canadian dollar. The Company’s financial statements are prepared in Canadian dollars before translation to the US dollar reporting currency. The Company translates transactions in currencies other than the Canadian dollar at the exchange rate in effect on the transaction date. Monetary assets and liabilities denominated in a currency other than the Canadian dollar are translated at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in earnings.

Amounts reported in Canadian dollars have been translated into the US dollar reporting currency as follows: assets and liabilities are translated into US dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation into the reporting currency are accumulated in accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

(h) Research and development costs:

Research and development costs are expensed as incurred.

(i) Warranty:

The Company provides certain warranties on its products. Provisions for future warranty costs based on management’s best estimates are recorded when revenue on product sales is recognized. The warranty period for the majority of the products ranges between one and three years. Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence.

	Three months ended March 31, 2005	Three months ended March 31, 2004
		(unaudited)
Balance, January 1	$66,739	$66,546
Accruals for warranties issued	16,140	49,834
Settlements made (in cash or kind)	(16,611)	(54,623)

Balance, March 31	$66,268	$61,757

(j) Pension plan:

The Company has a defined contribution plan for its employees. The Company accrues its obligations under pension plans as the employees render the services necessary to earn the pension benefits. During the three months ended March 31, 2005, the Company expensed $10,758 (Three months ended March 31, 2004 – $8,042) for the defined contribution plan.

(k) Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual amounts may ultimately differ from these estimates. Significant areas requiring the use of management estimates relate to the determination of collectibility of accounts receivable, net recoverable amounts of property, plant and equipment, goodwill and other intangibles, useful lives for depreciation and amortization, investment tax credits recoverable and provisions for warranties.

(l) Revenue recognition:

Hardware and software revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title passes, the price is fixed or determinable and collection of the sales proceeds is reasonably assured.

Revenue from the sale of software implementation services and consulting services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the agreement.

When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements. Generally, the Company applies the residual method in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue on the completed arrangement is deferred until the earlier of (a) VSOE being established or (b) all of the undelivered elements are delivered or performed, with the following exceptions: if the only undelivered element is post-contract support (PCS), the entire fee is recognized ratably over the PCS period, and if the only undelivered element is service, the entire fee is recognized as the services are performed.

Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements.

(m) Stock-based compensation:

As permitted under SFAS No.123, “Accounting for Stock-based Compensation” (“FAS” 123), the Company has elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for its stock-based compensation arrangements. Accordingly, no compensation cost is recognized for any of the Company’s equity instruments granted to directors and employees when the exercise price equals or exceeds fair value of the underlying common stocks as of the grant date for each stock option. FAS 123 uses a fair value method of calculating the cost of stock option grants. Had compensation cost for employee stock option plan been determined by the fair value method, net income (loss) and earnings (loss) per share would have been as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004
		(unaudited)
Reported net income (loss)	$(186,425)	$99,312
Stock-based employee compensation expense determined under the fair value based method	(20,578)	(15,504)

Pro forma net income (loss)	$(207,003)	$83,808

Earnings (loss) per share – basic and diluted:
As reported	$(0.02)	$0.01
Pro forma	$(0.02)	$0.01

The fair value of each option is estimated as at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield 0%, expected volatility 110%, risk-free interest rate 4.46% and expected average option term of five years. The weighted-average fair value of the value of the options granted to employees during the three month period ended March 31, 2005 was nil per option (Three months ended March 31, 2004 – $0.60).

(n) Income taxes:

Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset and liability method. Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statements carrying value and their respective income tax bases (temporary differences). Changes in the net deferred tax asset or liability are generally included in earnings. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is included in income in the period that includes the enactment date. Deferred income tax assets are evaluated and if their realization is not considered “more likely then not”, a valuation allowance is provided.

(o) Investment tax credits:

Investment tax credits are accounted for using the flow-through method whereby such credits are accounted for as a reduction of income tax expense in the period in which the credit arises.

(p) Earnings (loss) per share:

Basic earnings (loss) per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during the period.

Diluted earnings per common share is calculated using the treasury stock method and reflects the potential dilution of securities by including stock options in the weighted average number of common shares outstanding for a period, if dilutive.

(q) Comprehensive Income (loss)

Comprehensive income (loss) is recognized and measured pursuant to SFAS No. 130, “Reporting Comprehensive Income”. This standard defines comprehensive income as all changes in equity other than those resulting from investments by owners and distributions to owners. Comprehensive income is comprised of two components, net earnings (loss) and other comprehensive income (OCI). OCI refers to amounts that are recorded as an element of stockholders’ equity but are excluded from net income because these transactions or events were attributed to changes from non-owner sources.

(r) Comparative figures:

Certain comparative figures have been reclassified to conform with the basis of presentation adopted in the current year.

(s) Recent accounting pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 (Revised 2004) entitled “Share-Based Payment” (“FAS No. 123”). This revised statement addresses accounting for stock-based compensation and results in the fair value of all stock-based compensation arrangements, including options, being recognized as an expense in a company’s financial statements as opposed to supplemental disclosure in the notes to financial statements. The revised Statement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25. FAS No. 123R will be effective for the Company as of January 1, 2006.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets”, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 entitled “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). This statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. FAS No. 151 requires that these items be recognized as current period charges. The Company has adopted FAS No. 151, which had no effect on the consolidated financial statements.

3. Inventory:

	March 31, 2005	December 31, 2004
Finished goods	$462,049	$454,149
Reserve for obsolete inventory	(48,629)	(44,418)

	$413,420	$409,731

4. Goodwill:

	March 31, 2005	December 31, 2004
Cost	$2,195,941	$2,209,825
Accumulated amortization	755,244	760,019

Net book value	$1,440,697	$1,449,806

The change in goodwill and its components is solely due to foreign exchange fluctuations.

5. Property, plant and equipment:

March 31, 2005	Cost	Accumulated depreciation	Net book value
Furniture, fixtures and equipment	$464,886	$390,774	$74,112
Computer equipment	440,669	357,332	83,337
Computer software	276,009	253,749	22,260
Leasehold improvements	103,181	92,025	11,156

	$1,284,745	$1,093,880	$190,865

December 31, 2004	Cost	Accumulated depreciation	Net book value
Furniture, fixtures and equipment	$466,106	$381,817	$84,289
Computer equipment	415,936	346,196	69,740
Computer software	272,945	250,354	22,591
Leasehold improvements	103,834	90,999	12,835

	$1,258,821	$1,069,366	$189,455

6. Other intangible assets:

	March 31, 2005	December 31, 2004
Acquired technology and other intangible assets	$695,322	$699,719
Accumulated amortization	506,523	482,317

Net book value	$188,799	$217,402

Intangible amortization expense for the three month period ended March 31, 2005 was $30,707 (Three months ended March 31, 2004 – $28,326).

7. Income taxes:

As at March 31, 2005, the Company has non-capital losses carried forward of approximately $734,000, federal and provincial investment tax credits available for carry forward of approximately $1,073,000 and scientific research and experimental development expenditures available for carry forward of approximately $663,000. Non-capital losses and investment tax credits available will begin to expire in 2007 and 2009 respectively. Scientific research and development expenses can be carried forward indefinitely and deducted against future taxable income otherwise calculated.

The provision for income tax differs from the amount obtained by applying the combined federal and provincial income tax rates to the earnings before income taxes and discontinued operations. The difference relates to the following items:

	Three months ended March 31, 2005	Three months ended March 31, 2004
		(unaudited)
Combined Canadian federal and provincial income taxes at expected rates of 35.6% (March 31, 2004 – 35.6%)	$(66,367)	$35,355
Non-deductible permanent and other differences	14,579	1,217
Investment tax credits	(90,600)	—
Change in valuation allowance	142,388	(36,572)

Tax expense	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2005 and December 31, 2004 are presented below:

	Three month period ended March 31, 2005	Year ended December 31, 2004
Deferred tax assets:
Non-capital losses	$261,261	$185,540
Scientific research and experimental development expenditures	236,067	170,170
Warranty and inventory valuation reserves	40,755	39,580
Property, plant and equipment	29,679	26,204

Total gross deferred tax assets	567,762	421,494
Valuation allowance	(350,770)	(208,382)

Deferred tax assets	216,992	213,112
Deferred tax liabilities:
Intangible assets	(42,790)	(37,808)

Net deferred tax asset	$174,202	$175,304

The net deferred tax assets related to discontinued operations, which are not included above, as at March 31, 2005 are $59,953 (December 31, 2004 - $60,334). The Company believes that realization of certain of their net deferred tax asset is more likely than not. In assessing the realization of their deferred tax assets, the Company considered whether it is more likely than not that some portion of all of their deferred tax assets will not be realized. The ultimate realization of their deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.

The Company considered projected taxable income and tax planning strategies in making their assessment.

8. Share capital:

(a) Stock options:

On October 29, 1999, the Company authorized a special granting of 900,000 options to purchase common shares. All options relating to this special grant were granted as at December 31, 2001.

Additionally, on May 30, 2000, the Company adopted a 2000 Share Option Plan (the “Plan”) which provides for a maximum of 530,593 options to purchase common shares to be allocated to directors, officers, employees, and consultants of the Company. Stock options are granted having exercise prices based on market prices at the date of grant.

For each of the periods presented, the following stock options to employees, directors and officers were outstanding:

	March 31, 2005		December 31, 2004
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of year	893,000	$0.84	1,263,500	$0.81
Granted	—	—	258,000	0.71
Exercised	(120,000)	0.99	—	—
Cancelled	(15,500)	0.65	(628,500)	0.83

Outstanding, end of year	757,500	$0.85	893,000	$0.84

At March 31, 2005, 617,000 (December 31, 2004 – 617,000) of the stock options outstanding are held by officers and directors of the Company with the remainder held by consultants and key employees of the Company. The average vesting period for all options is three years.

Details of options outstanding at March 31, 2005 are as follows:

Exercise prices	Number of options outstanding	Weighted average remaining contractual life	Number of options exercisable
$ 0.00 – 0.41	231,502	2.92	144,336
$ 0.41 – 0.82	150,166	3.96	47,506
$ 0.82 – 1.24	232,332	3.36	129,171
$ 1.24 – 1.66	71,000	0.80	71,000
$ 1.66 – 2.07	13,000	0.37	13,000
$ 2.07 – 2.50	59,500	0.01	59,500

	757,500	2.58	464,513

(b) Warrants:

	March 31, 2005	December 31, 2004
Warrants issued and outstanding	40,000	40,000

The exercise price of the warrants is $2.08 per common share. The warrants expire on October 31, 2005.

(c) The Company has a Share Compensation Arrangement (the “Arrangement”) for non-management directors. The total compensation for the three month period ended March 31, 2005 is $5,501 (Three months ended March 31, 2004 – $1,317) which could be settled in cash or shares of the Company at the option of the Company. If settled in shares, under the Arrangement, the deemed price per share will be based upon the average closing price of the Company’s shares for fifteen days prior to issuance. The Company has accrued this compensation in accrued liabilities as at March 31, 2005.

9. Per share amounts:

Per share amounts are based on the weighted average number of common shares issued and outstanding during the year. Fully diluted earnings per share assumes all outstanding options have been exercised at the later of the beginning of the fiscal period or the date of issuance. Where the impact of the conversion or exercise is anti-dilutive, the conversions are not included in the calculation of fully diluted per share amounts. The weighted average number of shares outstanding used in the computation of earnings (loss) per share were as follows:

	March 31, 2005	March 31, 2004
Weighted average shares used in computation of basic earnings (loss) per share	10,265,178	10,080,360
Weighted average shares from assumed conversion of dilutive options	—	36,828

Computation of diluted earnings (loss) per share	10,265,178	10,117,188

10. Segmented reporting:

(a) Business segments:

The Company has divided its operations into two separate business segments: “Healthcare”, which involves the research and development, design, marketing and related consulting services for radio frequency identification systems for the healthcare industry; “Industrial” which involves research and development, design, marketing, and related consulting services for industrial inventory and asset tracking software systems.

The accounting policies for each of these segments are the same as described in note 2. The following represents information used by management in assessing the performance of its operating business segments:

March 31, 2005	Healthcare	Industrial	Corporate	Total
Sales	$1,726,208	$259,726	$—	$1,985,934
Depreciation and amortization	48,025	2,076	11,445	61,546
Interest expense	—	—	—	—
Interest income	(1,106)	(1,299)	—	(2,405)
Income tax expense	—	—	—	—
Net earnings (loss) for the year	43,892	44,598	(274,915)	(186,425)
Additions to property, plant and equipment	33,354	—	—	33,354
Segment assets	4,079,334	596,976	298,488	4,974,798

March 31, 2005	Healthcare	Industrial	Corporate	Total
Goodwill	1,440,697	—	—	1,440,697

March 31, 2004	Healthcare	Industrial	Corporate	Total
(Unaudited)
Sales	$1,388,725	$144,800	$—	$1,533,525
Depreciation and amortization	53,063	2,655	10,899	66,617
Interest expense	310	10	—	320
Interest income	(738)	(346)	—	(1,084)
Income tax expense	—	—	—	—
Net earnings (loss) for the year	265,575	(69,292)	(96,971)	99,312
Additions to property, plant and equipment	20,284	3,649	—	23,933
Segment assets	3,614,894	513,739	1,176,873	5,305,506
Goodwill	1,329,773	—	—	1,329,773

The segment assets noted above are net of the assets of discontinued operations of nil (March 31, 2004 – $34,131).

(b) Geographic segments:

All of the Company’s assets and operations are located in Canada. The following table summarizes the Company’s sales from continuing operations by geographic area:

	March 31, 2005	March 31, 2004
		(unaudited)
Canada	$246,169	$201,108
United States	1,730,377	1,292,232
Other	9,388	40,185

	$1,985,934	$1,533,525

(c) Major customers:

Sales during the three month period ended March 31, 2005 to major customers included sales to one customer of $563,805 (Three months ended March 31, 2004 – nil) and to another customer of $462,929 (Three months ended March 31, 2004 – $488,072).

11. Commitments:

Future minimum annual rental payments for operating leases are payable over the next four years are approximately as follows:

2005	$57,088
2006	163,255
2007	145,633
2008	155,240
2009	66,348

12. Related party transactions:

During the three month period ended March 31, 2005, the Company paid legal fees of nil (Three months ended March 31, 2004 - $9,940) to the Company’s legal counsel, of which one of the partners is a Director of the Company. This transaction is in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed by the related parties.

13. Financial instruments:

(a) Credit risk:

The Company, in its normal course of business, evaluates the financial condition of its customers on a regular basis and examines credit history for any new customer. In addition, the Company engaged the Export Development Corporation to insure its receivables as of October 2000. This coverage provides insurance for 90% of certain receivables.

(b) Fair values of financial instruments:

The methods and assumptions used to estimate the fair value of each class of financial instruments for which it is practical to estimate a value are as follows:

(i) Short-term financial instruments:

The carrying amounts of these financial assets and liabilities are a reasonable estimate of their fair values because of the short maturity of these instruments. Short-term financial assets comprise cash and accounts receivable. Short-term financial liabilities comprise accounts payable, accrued liabilities and income taxes payable.

(c) Foreign exchange risk:

Foreign exchange risk reflects the risk that the Company’s earnings will decline due to fluctuations in exchange rates. Contracts billed in United States dollars by the Company are collected in the short-term and, accordingly, the Company has determined there is no significant exposure to foreign currency fluctuations.

14. Subsequent Events

On March 31, 2005, the Company was acquired by Applied Digital Solutions (“ADSX”) where ADSX paid $1.33 (CAD$1.60) for each outstanding share of the Company (10,265,178 shares outstanding) payable in shares of ADSX’s common stock based on the daily weighted-average closing price of its common stock quoted on the Nasdaq Small Cap Market for the ten consecutive trading days that ended three trading days before the closing.

Included in general and administrative expenses for the three month period ended March 31, 2005 is $532,176 (2004–nil) for acquisition costs.

Subsequent to the acquisition, the Company was renamed VeriChip Holdings Inc.

Subsequent to March 31, 2005, all outstanding stock options of the Company were exchanged for stock options of ADSX.

Report of Independent Registered Chartered Accountants

To the Board of Directors of Instantel Inc.

We have audited the balance sheets of Instantel Inc. as at December 31, 2004 and 2003 and the statements of operations, shareholder’s equity and of cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

As described in Note 13 to the financial statements, the accompanying financial statements of Instantel Inc. as at December 31, 2004 and 2003, and for the years ended December 31, 2004 and 2003 have been restated.

On January 21, 2005, we reported separately to the shareholder of Instantel Inc. on financial statements for the same periods, audited in accordance with auditing standards generally accepted in Canada and prepared in accordance with accounting principles generally accepted in Canada.

DELOITTE & TOUCHE LLP

Chartered Accountants

Ottawa, Canada

January 21, 2005 except for notes 13 and 14 which are as of December 15, 2005

INSTANTEL INC.

Balance Sheets

as at December 31, 2004 and 2003

(in US dollars)

	2004	2003
	(Restated – Note 13)
CURRENT ASSETS
Cash and cash equivalents	$46,481	$167,451
Accounts receivable	2,273,482	1,976,153
Inventories, net of allowance of $200,000 (2003 – $215,000) (Note 3)	1,529,993	1,370,161
Other current assets	406,532	343,804

	4,256,488	3,857,569
CAPITAL ASSETS (Note 4)	474,145	277,810
INTANGIBLE ASSETS (Note 5)	6,270,000	9,690,000
GOODWILL	592,547	592,547

	$11,593,180	$14,417,926

CURRENT LIABILITIES
Bank indebtedness (Note 6)	$586,697	$—
Accounts payable	515,299	502,391
Accrued liabilities	357,495	350,490
Income taxes payable (Note 7)	328,711	5,947
Salary and benefits payable	935,965	173,150
Financial instruments (Note 10)	—	52,474
Deferred revenue	60,000	—
Current portion of long-term debt (Note 8)	—	2,633,366

	2,784,167	3,717,818
DEFERRED TAXES (Note 7)	2,674,706	3,818,000
LONG-TERM DEBT (Note 8)	5,500,000	5,500,000

	10,958,873	13,035,818

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)
SHAREHOLDER’S EQUITY
Common stock
Authorized: unlimited, issued 6,251,601 (2003 – 6,25	4,000,001	4,000,001
Accumulated deficit	(3,365,694)	(2,611,195)
Other comprehensive income (loss)	—	(6,698)

	634,307	1,382,108

	$11,593,180	$14,417,926

See accompanying notes to the financial statements.

INSTANTEL INC.

Statements of Operations

years ended December 31, 2004 and 2003

(in US dollars)

	2004	2003
	(Restated – Note 13)
Revenue	$13,594,918	$11,381,999
Cost of goods sold	5,449,457	4,644,933

Gross margin	8,145,461	6,737,066

Expenses
Research and development	1,688,208	1,396,802
Selling	942,822	661,703
Marketing	1,184,419	1,135,929
Administration	1,381,173	1,063,117
Amortization of intangible assets	3,420,000	3,420,000
Interest expense	943,016	1,055,286

	9,559,638	8,732,837

Loss before income taxes	(1,414,177)	(1,995,771)

Provision for (recovery of) income taxes
Current	483,616	(273,010)
Deferred	(1,143,294)	(522,000)

	(659,678)	(795,010)

NET LOSS	$(754,499)	$(1,200,761)

See accompanying notes to the financial statements.

INSTANTEL INC.

Statements of Shareholder’s Equity

years ended December 31, 2004 and 2003

(in US dollars)

	Common stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total shareholder’s equity
	Shares	Amount
			(Restated – Note 13)		(Restated – Note 13)
Balance at December 31, 2002	6,251,601	$4,000,001	$(1,410,434)	$(126,530)	$2,463,037
Net loss for the year	—	—	(1,200,761)	—	(1,200,761)
Change in fair value of financial instruments	—	—	—	119,832	119,832

Balance at December 31, 2003	6,251,601	4,000,001	(2,611,195)	(6,698)	1,382,108
Change in fair value of interest rate swap	—	—	—	126,530	126,530
Net loss for the year	—	—	(754,499)	—	(754,499)
Change in fair value of financial instruments	—	—	—	(119,832)	(119,832)

Balance at December 31, 2004	6,251,601	$4,000,001	$(3,365,694)	$—	$634,307

See accompanying notes to the financial statements.

INSTANTEL INC.

Statements of Cash Flows

years ended December 31, 2004 and 2003

(in US dollars)

	2004	2003
	(Restated – Note 13)
OPERATING ACTIVITIES
Net loss	$(754,499)	$(1,200,761)
Items not affecting cash:
Amortization	203,253	195,227
Amortization of intangible assets	3,420,000	3,420,000
Deferred income taxes	(1,143,294)	(522,000)

	1,725,460	1,892,466
Changes in non-cash operating working capital items
Accounts receivable	(297,329)	(480,176)
Inventories	(159,832)	166,754
Other current assets	(108,504)	(85,219)
Income taxes payable	322,764	50,920
Accounts payable	12,908	81,647
Accrued liabilities	7,005	52,421
Salary and benefits payable	762,815	(212,051)
Deferred revenue	60,000	—

Cash provided by operating activities	2,325,287	1,466,762

INVESTING ACTIVITIES
Purchase of capital assets	(399,588)	(199,557)

Cash used in investing activities	(399,588)	(199,557)

FINANCING ACTIVITIES
Proceeds from bank indebtedness	2,930,025	1,510,271
Repayments of bank indebtedness	(2,343,328)	(1,510,271)
Repayment of long-term debt	(2,633,366)	(1,758,300)

Cash used in financing activities	(2,046,669)	(1,758,300)

DECREASE IN CASH AND CASH EQUIVALENTS	(120,970)	(491,095)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	167,451	658,546

CASH AND CASH EQUIVALENTS, END OF YEAR	$46,481	$167,451

Supplementary information:
Interest paid during the year	$952,334	$1,098,312
Income taxes paid	$177,999	$280,500

See accompanying notes to the financial statements.

INSTANTEL INC.

Notes to the Financial Statements

years ended December 31, 2004 and 2003

(in US dollars)

1. DESCRIPTION OF BUSINESS

On October 22, 2001, Instantel Inc. was acquired by Instantel Acquisition Corporation (“IAC”) a newly created and wholly owned subsidiary of Instantel Holding Company SARL, a wholly owned subsidiary of Perceptis, L.P. (“Perceptis”). Instantel Inc. and IAC were then amalgamated and continued under the laws of Ontario as Instantel Inc.

The Company is engaged in the manufacture and sale of electronic monitoring and security equipment. Instantel’s quality system is certified to the ISO 9001 quality standard.

2. ACCOUNTING POLICIES

Management responsibility

The preparation of the accompanying financial statements is the responsibility of management. This responsibility includes the selection of appropriate accounting policies and the exercise of careful judgment in establishing reasonable and accurate estimates in accordance with accounting principles generally accepted in the United States of America, applied on a consistent basis and as appropriate in the circumstances.

Foreign currency translation

Effective October 21, 2001, the US dollar became the Company’s functional currency as a result of the continued growth of the Company’s business outside of Canada and the US dollar financing raised by the Company.

Monetary assets and liabilities denominated in currencies other than US dollars are translated at exchange rates in effect at the balance sheet date. Revenue and expense items are translated at average rates of exchange for the period. Translation gains or losses are included in the determination of net earnings for the period.

Inventories

All inventories are valued at the lower of cost and net realizable value, which includes a related portion of overhead. All inventories are calculated using a standard cost system.

Capital assets

Capital assets are recorded at cost less accumulated amortization. Amortization has been recorded on the straight-line basis, designed to amortize the respective assets over their estimated useful lives. Application software is amortized over twelve months, equipment over thirty-six months and leasehold improvements over the lesser of sixty months or the term of the lease.

Expenditures for additions and improvements are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of assets and related accumulated amortization are eliminated from the accounts and any resulting gain or loss is reflected in the results of operations.

Intangible assets and goodwill

Goodwill is not subject to amortization but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired.

Acquired trademarks, customer relationships and technology are being amortized on a straight-line basis over a five-year period.

Impairment of long-lived assets

Instantel Inc. tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Revenue recognition

The Company sells through distribution channels and revenue is recognized at the time of product shipment to customers and when all significant contractual obligations have been satisfied and collection is reasonably assured.

The Company does not accept purchase orders or contracts with return clauses although it may, at its sole discretion, choose to accept customer returns.

Accruals for potential warranty claims and estimated sales returns, if any, are made at the time of shipment and are based on contract terms and prior claims experience.

Guarantees

The Company has the following major type of guarantee that is subject to the accounting and disclosure requirements of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”):

Product warranties – The Company provides all customers with standard warranties on equipment for a period of twelve months. The following table details the changes in the warranty liability:

	2004	2003
Balance, beginning of period	$95,000	$150,000
Warranty costs incurred	(138,291)	(91,068)
Warranties issued	138,291	91,068
Changes to accruals related to pre-existing warranties	70,000	(55,000)

Balance, end of period	$165,000	$95,000

Deferred revenue

Revenue related to post-contract support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is deferred and recognized ratably over the PCS term.

Investment tax credits

Investment tax credits, which are earned as a result of qualifying research and development expenditures, are recorded as a reduction to the income tax expense. The benefit is recognized when the Company has complied with the terms and conditions of the applicable tax legislation or approved grant program and there is reasonable assurance of realization.

Income taxes

Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial instruments

The Company’s financial instruments, including accounts receivable, income taxes payable, accounts payable and accrued liabilities are carried at values that approximate their fair values due to their relatively short maturity period. The carrying amount of the long-term debt approximates its market value because the debt bears interest at rates consistent with market rates for similar instruments.

Derivative instruments and hedging activities

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133”) and the corresponding amendments requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the statement of operations when the hedged items affect earnings.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Estimates include the allowance for bad debts, inventory provision, valuation and amortization of capital and intangible assets, valuation of goodwill, and valuation of deferred taxes. Actual results could differ from such estimates.

Recent accounting pronouncements

In November 2004, the FASB issued Statement No. 151, Inventory Costs (“SFAS 151”). SFAS 151 amends the guidance in ARB No.43, Chapter 4, “Inventory Pricing,” to clarify the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 is effective for fiscal years beginning after June 15, 2005, or for the Company’s Fiscal 2006 year end. The Company is currently evaluating the requirements of SFAS 151 and has not yet fully determined the impact, if any, on the financial statements.

3. INVENTORIES

	2004	2003
Materials	$809,701	$778,647
Work in process	349,162	369,650
Finished goods	371,130	221,864

	$1,529,993	$1,370,161

4. CAPITAL ASSETS

	2004
	Cost	Accumulated Amortization	Net Book Value
Application software	$33,393	$23,626	$9,767
Equipment	878,877	414,499	464,378
Leasehold improvements	57,319	57,319	—

	$969,589	$495,444	$474,145

	2003
	Cost	Accumulated Amortization	Net Book Value
Application software	$27,458	$19,955	$7,503
Equipment	693,567	428,037	265,530
Leasehold improvements	57,319	52,542	4,777

	$778,344	$500,534	$277,810

5. INTANGIBLE ASSETS

Intangible assets consists of:

	2004	2003
Trademarks	$4,600,000	$4,600,000
Customer relationships	6,200,000	6,200,000
Technology	6,300,000	6,300,000

	17,100,000	17,100,000
Less accumulated amortization	10,830,000	7,410,000

	$6,270,000	$9,690,000

Amortization of intangible assets was $3,420,000 and $3,420,000 in fiscal 2004 and fiscal 2003, respectively. The remaining estimated amortization expense related to intangible assets in existence as of December 31, 2004 is as follows:

2005	$3,420,000
2006	$2,850,000

6. BANK LINE OF CREDIT

The Company has a bank line of credit up to a maximum of $2,000,000 bearing interest at prime plus 1/2% (2004 – 5.75%, 2003 – 4.5%). The line of credit expires October 1, 2005 and is secured by a general security agreement representing a first charge on all assets other than real property. Interest expense related to this line of credit in 2004 was $11,617 (2003 – $5,179).

7. INCOME TAXES

	2004	2003
	(Restated – Note 13)
Income taxes recoverable (payable) from prior period	$(5,947)	$44,973

Provision for current income taxes
Recovery of prior year investment tax credits	—	581,723
Provision for current year income taxes	(909,893)	(668,517)
Current year investment tax credits — current	392,545	339,471
Current year investment tax credits — capital	33,732	20,333

	(483,616)	273,010
Capital taxes	(15,302)	(33,300)
Installments	240,000	280,500
Payments and refunds	(66,241)	(581,723)
Adjustments	2,395	10,593

	(322,764)	(50,920)

Income taxes recoverable (payable)	$(328,711)	$(5,947)

The tax effect of components of the deferred tax liabilities are as follows:

Deferred tax liabilities:
Intangible assets	$2,389,706	$3,500,000
Long-term debt	285,000	318,000

	$2,674,706	$3,818,000

8. LONG-TERM DEBT

	2004	2003
Term loan, bearing interest at bank prime plus 1%, repayable in nine monthly installments of $70,833 beginning on January 1, 2004 with the balance due on October 1, 2004. Interest is payable monthly. The loan is secured by a general security agreement	$—	$2,633,366
Senior subordinated note, bearing interest at 14% per annum repayable in twelve equal quarterly principal installments of $458,333 beginning December 31, 2006. Interest is payable quarterly	5,500,000	5,500,000

	5,500,000	8,133,366
Current portion	—	2,633,366

	$5,500,000	$5,500,000

Principal payments required over the next five years are as follows:

2005	$—
2006	458,334
2007	1,833,333
2008	1,833,333
2009	1,375,000

$5,500,000

9. LEASE COMMITMENT

The Company rents office and manufacturing space. The Company is committed under an operating lease for office and manufacturing space to pay monthly amounts in Canadian dollars. The payment in U.S. dollars for the next five years will be approximately:

2005	$260,000
2006	267,000
2007	280,000
2008	285,000
2009	119,000

$1,211,000

10. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk

There is a risk to the Company’s earnings that arises from fluctuation in interest rates and the degree of volatility of these rates. To effectively manage this risk, the Company entered into an interest rate swap contract that expired during fiscal 2004. The contract was designated as a hedge for reporting purposes. As at December 31, 2004, the Company has no interest rate derivative contracts. The Company has established strict guidelines that are monitored regularly and does not hold or issue derivative financial instruments for trading or speculative purposes.

Foreign exchange risk

The Company’s earnings and cash flows may be negatively impacted by fluctuations in foreign exchange rates. The exposure is primarily limited to the Canadian dollar. To manage this risk, the Company regularly enters into foreign exchange forward contracts. These contracts are normally designated as a hedge for reporting purposes. As at December 31, 2004, there were no foreign exchange forward contracts outstanding.

Fair value

The fair value of the interest rate swap contract is $NIL (2003–$52,474), is recorded as a current liability and reflects the present value of the potential gain if settlement were to take place on December 31, 2004. The notional amount of the contract at December 31, 2004 is $NIL (2003 – $2,431,250).

11. CONTINGENCIES

The Company is involved in defending legal actions. In Management’s opinion these claims are without merit and no provision has been made. The outcomes, however, are undetermined as to the result or the total cost of the defense. The costs incurred are charged to the period in which they occur.

12. RELATED PARTY TRANSACTIONS

Perceptis provided a guarantee, for all payments when due, to the holder of the Senior Subordinated Promissory Note in the amount of $5,500,000. During fiscal 2004, the Company paid Perceptis $125,000 (2003 – $125,000) for management services and $80,000 (2003 – $80,000) for expenses incurred on the Company’s behalf.

13. RESTATEMENT

The financial statements for 2004 and 2003 have been restated to reflect the correction of errors in the reporting of cash, deferred revenue and income taxes.

The balance sheet for 2004 was restated to reclassify certain cash and cash equivalent balances previously recorded in bank indebtedness.

Revenue totalling $60,000 previously reported in 2004 has been deferred, reducing revenues and increasing the 2004 net loss and deficit.

The following adjustments were made to increase (decrease) income taxes compared to amounts previously reported:

	2004	2003
Current income tax expense	$111,000	$31,000
Deferred income tax expense	(33,000)	318,000

Adjustment to net loss	$78,000	$349,000

Income tax payable	$142,000	$31,000

Deferred tax liability	$285,000	$318,000

The effects of these restatements were as follows:

	2004		2003
	As previously reported	As restated	As previously reported	As restated
At December 31:
Cash	$—	$46,481	$167,451	$167,451
Income tax recoverable	—	—	25,053	—
Current assets	4,210,007	$4,256,488	3,882,622	3,857,569
Total assets	11,546,699	11,593,180	14,442,979	14,417,926
Bank indebtedness	540,216	586,697	—	—
Deferred revenue	—	60,000	—	—
Income tax payable	186,711	328,711	—	5,947
Total current liabilities	2,535,686	2,784,167	3,711,871	3,717,818
Deferred tax liability	2,389,706	2,674,706	3,500,000	3,818,000
Total liabilities	10,425,392	10,958,873	12,711,871	13,035,818
Accumulated deficit	(2,878,694)	(3,365,694)	(2,262,195)	(2,611,195)
Shareholder’s Equity	1,121,307	634,307	1,731,108	1,382,108
For the years ended December 31:
Revenue	13,654,918	13,594,918	11,381,999	11,381,999
Gross margin	8,205,461	8,145,461	6,737,066	6,737,066
Loss before income taxes	(1,354,177)	(1,414,177)	(1,995,771)	(1,995,771)
Current income tax expense (recovery)	372,616	483,616	(304,010)	(273,010)
Deferred income tax expense (recovery)	(1,110,294)	(1,143,294)	(840,000)	(522,000)
Net loss	(616,499)	(754,499)	(851,761)	(1,200,761)
Statement of Cash flows for the years ended December 31:
Net loss	(616,499)	(754,499)	(851,761)	(1,200,761)
Cash provided by operating activities	2,325,287	2,325,287	1,466,762	1,466,762
Cash used in investing activities	(399,588)	(399,588)	(199,557)	(199,557)
Cash provided used in financing activities	(2,093,150)	(2,046,669)	(1,758,300)	(1,758,300)
Cash and Cash equivalents, end of year	—	46,481	167,451	167,451

14. SUBSEQUENT EVENT

On June 10, 2005, through a sale purchase agreement, the Company became a wholly-owned subsidiary of VeriChip Inc. The purchase price of the company was approximately US$22,500,000 paid in cash and up to an additional $3.0 million to be paid in the future in some combination of cash, VeriChip Corporation common stock and Applied Digital Solutions Inc. common stock, depending on whether VeriChip Corporation completes an initial public offering of its common stock.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholder of Instantel Inc.

We have audited the accompanying balance sheet of Instantel Inc. (The “Company”) as of June 9, 2005 and the statements of operations, shareholder’s equity and cash flows for the period January 1 to June 9, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of the Company as at December 31, 2004 was audited by other auditors whose report dated January 21, 2005, except for notes 13 and 14 which were as of December 15, 2005, expressed an unqualified opinion on those statements. The comparative figures for the period of January 1, 2004 to June 9, 2004 are unaudited.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 9, 2005 and the results of its operations and its cash flows for the period then ended in accordance with accounting principles generally accepted in the United States of America.

MEYERS NORRIS PENNY LLP

Chartered Accountants

Calgary, Alberta

November 17, 2005

INSTANTEL INC.

Balance Sheets at

	June 9, 2005	December 31, 2004
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,669	$46,481
Accounts receivable	2,307,540	2,273,482
Inventories	1,710,891	1,529,993
Current portion of deferred income taxes	126,936	—
Other current assets	286,178	406,532

TOTAL CURRENT ASSETS	4,435,215	4,256,488
CAPITAL ASSETS	492,649	474,145
INTANGIBLE ASSETS	4,759,500	6,270,000
GOODWILL	592,547	592,547

	10,279,910	11,593,180

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
CURRENT LIABILITIES
Bank indebtedness	714,263	586,697
Accounts payable	81,496	515,299
Accrued liabilities	714,814	357,495
Deferred revenue	149,000	60,000
Taxes payable	122,464	328,711
Salary and benefits payable	1,682,253	935,965
Current portion of long term debt	5,500,000	—

TOTAL CURRENT LIABILITIES	8,964,290	2,784,167
DEFERRED TAXES	1,537,900	2,674,706
LONG TERM DEBT	—	5,500,000

TOTAL LIABILITIES	10,502,190	10,958,873

COMMITMENTS & CONTINGENCIES
SHAREHOLDER’S (DEFICIT) EQUITY
Preferred stock : Authorized unlimited shares in 2005 and 2004, of $0 par value; 0 shares issued and outstanding in 2005 and 2004	—	—
Common stock : Authorized unlimited shares in 2005 and 2004, of $0 par value; 6,251,601 shares issued and outstanding in 2005 and 2004	4,000,001	4,000,001
Deficit	(4,222,281)	(3,365,694)

TOTAL SHAREHOLDER’S (DEFICIT) EQUITY	(222,280)	634,307

	$10,279,910	$11,593,180

See the accompanying notes to financial statements.

INSTANTEL INC.

Statements of Operations

	For the Period Ended June 9,
	2005	2004
		(Unaudited)
Revenue	$6,759,291	$5,539,772

Cost of goods sold	3,226,520	2,315,057

Gross margin	3,532,771	3,224,715
Research & development	1,039,504	676,401
Selling	648,786	377,083
Marketing	1,091,808	509,025
Administration	952,401	472,152
Amortization of intangible assets	1,510,500	1,510,500
Interest expense	367,086	443,643

Loss from operations before income taxes	(2,077,314)	(764,089)
Current income taxes	(43,015)	(137,973)
Deferred income taxes	1,263,742	545,588

Net loss for the period	$(856,587)	$(356,474)

Net loss per share	$(0.14)	$(0.06)

Weighted average common shares outstanding	6,251,601	6,251,601

See the accompanying notes to financial statements.

INSTANTEL INC.

Statements of Shareholder’s Equity (Deficit)

For the Period Ended June 9, 2005 and the Year Ended December 31, 2004

	Common stock		Retained Earnings	Accumulated other comprehensive loss	Total Shareholders Equity
	Shares	Amount	(Deficit)
Balance – December 31, 2003	6,251,601	$4,000,001	$(2,611,195)	$(6,698)	$1,382,108
Net loss for the year	—	—	(754,499)	—	(754,499)
Change in value of interest rate swap	—	—	—	126,530	126,530
Change in fair value of financial instruments	—	—	—	(119,832)	(119,832)

Balance – December 31, 2004	6,251,601	4,000,001	(3,365,694)	—	634,307
Net loss for the period	—	—	(856,587)	—	(856,587)

Balance – June 9, 2005	6,251,601	$4,000,001	$(4,222,281)	$—	$(222,280)

See the accompanying notes to financial statements.

INSTANTEL INC.

Statements of Cash Flows

	For the Period Ended June 9,
	2005	2004
		(Unaudited)
OPERATING ACTIVITIES
Net loss	$(856,587)	$(356,474)
Items not affecting cash:
Depreciation	132,656	85,605
Provision for doubtful accounts	25,000	—
Provision for obsolete inventory	395,000	—
Amortization of intangible assets	1,510,500	1,510,500
Deferred income taxes	(1,263,742)	(545,588)

	(57,173)	694,043
Changes in non-cash operating working capital items
Accounts receivable	(59,058)	111,133
Income taxes recoverable	—	25,053
Inventories	(575,898)	(198,029)
Other current assets	120,354	166,291
Accounts payable	(433,803)	(314,170)
Accrued liabilities	357,319	95,232
Deferred revenue	89,000	—
Income taxes payable	(206,246)	79,802
Salary and benefits payable	746,288	151,588
Other	—	(45,776)

Cash (used in) provided by operating activities	(19,217)	765,167

INVESTING ACTIVITIES
Purchase of capital assets	(151,160)	(67,227)

Cash used in investing activities	(151,160)	(67,227)

FINANCING ACTIVITIES
Increase in bank indebtedness	127,565	—
Repayment of long term debt	—	(417,351)

Cash provided by (used in) financing activities	127,565	(417,351)

INCREASE IN CASH AND CASH EQUIVALENTS	(42,812)	280,589
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	46,481	167,451

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,669	$448,040

Supplementary information
Interest paid	$367,885	$476,552
Income taxes paid	$279,828	$43,055

See the accompanying notes to financial statements.

1. DESCRIPTION OF THE BUSINESS

The Company is incorporated under the laws of Ontario, Canada and is engaged in the manufacture and sale of electronic monitoring and security equipment. Instantel’s quality system is certified to the ISO 9001 quality standard. The company manufactures high-quality remote monitoring products in the areas of healthcare security and vibration monitoring for a diverse customer base. Instantel Inc.’s Xmark® division specializes in smart tag technology for protecting people and assets in healthcare environments. Its Hugs® product line is a popular RFID system for preventing the abduction of newborn infants in hospitals, while the WatchMate® system is used in long-term care facilities to protect wander-prone residents.

Instantel Inc. is a wholly owned subsidiary of Instantel s. àr. l.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management responsibility

The preparation of the accompanying financial statements is the responsibility of management. This responsibility includes the selection of appropriate accounting policies and the exercise of careful judgment in establishing reasonable and accurate estimates in accordance with accounting principles generally accepted in the United States of America, applied on a consistent basis and as appropriate in the circumstances.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to a valuation account based on its assessment of the current status of individual accounts.

Inventories

All inventories are valued at the lower of cost or net realizable value, which includes a related portion of overhead. Inventories are reviewed periodically to determine if an allowance for obsolete and slow moving inventory is required.

Capital assets

Capital assets are recorded at cost less accumulated depreciation. Depreciation and amortization are recorded on the straight-line basis, designed to amortize the respective assets over their estimated useful lives. Application software is depreciated over twelve months, equipment over thirty-six months and leasehold improvements over sixty months.

Expenditures for additions and improvements are capitalized; expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of assets and related accumulated amortization are eliminated from the accounts and any resulting gain or loss is reflected in the results of operations.

Goodwill and intangible assets

Goodwill is not subject to amortization but tested for impairment annually or more often if events or changes in circumstances indicate that it might be impaired. To date, it is management’s opinion that there has been no impairment in the carrying value of goodwill. Therefore, no amount of impairment has been charged to earnings.

Acquired trademarks, customer relationships and technology are being amortized on a straight-line basis over a five-year period.

Intellectual property costs

Patent costs and other costs such as legal opinions and licensing fees are expensed as incurred.

Revenue recognition

The Company sells through distribution channels and revenue is recognized at the time of product shipment to customers and when all significant contractual obligations have been satisfied and collection is reasonably assured.

The Company does not accept purchase orders or contracts with return clauses although it may, at its sole discretion, choose to accept customer returns.

Accruals for potential warranty claims and estimated sales returns, if any, are made at the time of shipment and are based on contract terms and prior claims experience.

Deferred Revenue Policy

Post contract support (PCS) revenue is recognized, ratably, over the term of the agreement, since the selling price of the appropriate maintenance portion of the contract price can be reasonably determined at the time of sale of the initial license.

Income taxes

Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that are not expected to be realized.

Investment tax credits

The company is entitled to investment tax credits (ITC’s) based on qualifying research and experimental development costs incurred. These credits are recognized when there is reasonable assurance of their recovery using the income tax reduction method. The ITC’s are subject to assessment and approval by the Canada Revenue Agency. Adjustments, if any, are reflected in the year when such assessments are received.

Financial instruments

The Company’s financial instruments, including cash, short-term investments, accounts receivable, income taxes receivable, accounts payable and accrued liabilities are carried at values that approximate their fair values due to their relatively short maturity period. The carrying amount of the long-term debt approximates its market value because the debt bears interest at rates consistent with market rates for similar instruments.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions, such as allowance for doubtful accounts and allowance for slow moving and obsolete inventory that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Actual results could differ from such estimates.

Derivative instruments and hedging activities

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133”) and the corresponding amendments requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the statement of operations when the hedged items affect earnings. See Note 10.

Foreign currency translation

Effective October 21, 2001, the US dollar became the Company’s functional currency as a result of the continued growth of the Company’s business outside of Canada and the US dollar financing raised by the Company.

Monetary assets and liabilities denominated in currencies other than US dollars are translated at exchange rates in effect at the balance sheet date. Revenue and expense items are translated at average rates of exchange for the period. Transaction gains or losses are included in the determination of net earnings for the period. The Company recorded a gain of $36,866 in the current period and (2004 – $nil).

Change in company estimates

During the period ended June 9, 2005, the Company revised its policy relating to the provision for obsolete and slow moving inventory from three years to one year. The result of this change in estimate increased the amount of the inventory allowance in the period ended June 9, 2005 by $188,000.

During the period ended June 9, 2005, the company changed its estimate relating to the collectibility of its accounts receivable. As a result of this review, the Company increased its allowance for doubtful accounts by $25,000.

3. INVENTORIES

	June 9, 2005	December 31, 2004
Materials	$710,320	$809,701
Work in process	539,501	349,162
Finished goods	461,070	371,130

	$1,710,891	$1,529,993

Inventories include an allowance for obsolete inventory of $395,000 (2004 – $190,000).

4. CAPITAL ASSETS

	June 9, 2005
	Cost	Accumulated Amortization	Net Book Value
Application software	$24,952	$22,522	$2,430
Equipment	860,531	400,961	459,570
Leasehold improvements	40,406	9,757	30,649

	$925,889	$433,240	$492,649

	December 31, 2004
	Cost	Accumulated Amortization	Net Book Value
Application software	$33,393	$23,626	$9,767
Equipment	878,877	414,499	464,378
Leasehold improvements	57,319	57,319	—

	$969,589	$495,444	$474,145

5. INTANGIBLE ASSETS

Intangible assets consist of:

	June 9, 2005	December 31, 2004
Trademarks	$4,600,000	$4,600,000
Customer relationships	6,200,000	6,200,000
Technology	6,300,000	6,300,000

	17,100,000	17,100,000
Less accumulated amortization	(12,340,500)	(10,830,000)

	$4,759,500	$6,270,000

During the period ended June 9, 2005, amortization of intangible assets in the amount of $1,510,500 (2004 – $3,420,000), was charged to earnings.

The estimated charge to earnings in the future will be $1,909,500 and $2,850,000 in the balance of 2005 and 2006 respectively.

6. BANK LINE OF CREDIT

The Company has a bank line of credit up to a maximum of $2,000,000 bearing interest at prime plus 1/2%. The line of credit is secured by a general security agreement representing a first charge on all assets other than real property. The company owed $714,263 as at June 9, 2005 and $586,697 as at December 31, 2004 under this credit facility.

7. INCOME TAXES

	June 9, 2005	December 31, 2004
Income taxes payable from prior period	$(328,711)	$(5,947)

Provision for current income taxes, net of tax Credits	(302,484)	(909,893)
Provision for investment tax credits	246,151	392,545
Current year investment tax credits – capital	13,268	33,732

	(43,015)	(483,616)
Capital taxes	(22,000)	(15,302)
Installments	192,000	240,000
Payments and refunds	87,828	(66,241)
Adjustments	(8,566)	2,395

	(206,247)	(322,764)

Income taxes payable	$(122,464)	$(328,711)

The tax effect of components of the deferred tax liabilities are as follows:

	June 9, 2005	December 31, 2004
Deferred tax liabilities
Intangible assets	$1,623,941	$2,389,706
Long term debt	—	285,000
Other	(86,041)	—

	1,537,900	2,674,706
Deferred tax assets – current portion	126,936	—

	$1,410,964	2,674,706

8. LONG-TERM DEBT

	June 9, 2005	December 31, 2004
Senior subordinated note, bearing interest at 14% per annum repayable in twelve equal quarterly principal installments of $458,333 beginning December 31, 2006. Interest is payable quarterly.	$5,500,000	$5,500,000
Less: current portion of long term debt	(5,500,000)	—

	$—	$5,500,000

The full amount of the debt was guaranteed by the company’s parent company Instantel (sarl). The debt was secured by an assignment of all capital assets excluding real estate.

The full amount of the debt was extinguished from the proceeds of the sale of common shares on June 9, 2005. See Note 13.

9. LEASE COMMITMENT

The Company rents office and manufacturing space. The Company is committed under an operating lease for office and manufacturing space to pay monthly amounts in Canadian dollars. The payment in U.S. dollars for the next five years will be approximately:

Balance of 2005	$56,000
2006	285,000
2007	298,000
2008	304,000
2009	127,000

Total	$1,070,000

10. FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Interest rate risk

There is a risk to the Company’s earnings that arises from fluctuation in interest rates and the degree of volatility of these rates. To effectively manage this risk, the Company entered into an interest rate swap contract that expired during fiscal 2004. The contract had been designated as a hedge for reporting purposes. The Company has established strict guidelines that are monitored regularly and does not hold or issue derivative financial instruments for trading or speculative purposes.

Foreign exchange risk

The Company’s earnings and cash flows may be negatively impacted by fluctuations in foreign exchange rates. The exposure is primarily limited to the Canadian dollar.

11. CONTINGENCIES

The Company is involved in defending legal actions. In Management’s opinion these claims are without merit. The outcomes, however, are undetermined as to the result or the total cost of the defense. The costs incurred are charged to the period in which they occur.

12. RELATED PARTY TRANSACTIONS

The parent company provided a guarantee, for all payments when due, to the holder of the Senior Subordinated Promissory Note in the amount of $5,500,000. During the period ended June 9, 2005, the Company paid the parent company $55,632 (2004 – $52,050) for management services and $35,604 (2004 – $33,334) for expenses incurred on the Company’s behalf.

13. SUBSEQUENT EVENT

On June 10, 2005, through a sale purchase agreement, the Company became a wholly-owned subsidiary of VeriChip Inc. The purchase price of the company was approximately US$22,500,000 paid in cash and up to an additional $3.0 million to be paid in the future in some combination of cash, VeriChip Corporation common stock and Applied Digital Solutions Inc. common stock, depending on whether VeriChip Corporation completes an initial public offering of its common stock.

Exhibit Index

Exhibit Number	Description

2.1	Acquisition Agreement dated as of January 25, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Inc. (1)

2.2	Amendment to Acquisition Agreement dated as of March 11, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Systems Inc. (1)

2.3	Exchange Agreement dated as of June 9, 2005 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

2.4	Waiver and Release between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

2.5	Share Purchase Agreement dated as of June 10, 2005 by and among Instantel Inc., Instantel Holding Company s.ár.l., Perceptis, L.P., VeriChip Inc., Applied Digital Solutions, Inc. and VeriChip Corporation(1)

2.6	Letter Agreement dated as of December 21, 2005, by and among VeriChip Corporation, VeriChip Inc., and Applied Digital Solutions, Inc. (1)

2.7	Registration Rights Agreement dated as of June 10, 2005 between VeriChip Corporation and Perceptis, L.P. (1)

3.1	Second Amended and Restated Certificate of Incorporation of VeriChip Corporation filed with the Secretary of State of Delaware on December 18, 2006(1)

3.2	Amended and Restated By-laws of VeriChip Corporation adopted as of December 12, 2005(1)

4.1	Warrant Agreement dated as of August 21, 2002 between VeriChip Corporation and IBM Credit Corporation(1)

4.3	Form of Specimen Common Stock Certificate(1)

4.2	Form of Warrant to Purchase Common Stock of VeriChip Corporation(1)

10.1*	VeriChip Corporation 2002 Flexible Stock Plan, as amended through December 21, 2006

10.2*	VeriChip Corporation 2005 Flexible Stock Plan, as amended through December 21, 2006

10.3*	Form of Restricted Stock Award Agreement

10.4*	Form of Non-Qualified Stock Option Award Agreement

10.5	Securities Purchase Agreement dated as of June 9, 2005 between Applied Digital Solutions, Inc., Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners, Ltd. (1)

10.6	Commercial Loan Agreement dated as of December 27, 2005 between VeriChip Corporation and Applied Digital Solutions, Inc. (1)

10.7	Revolving Line of Credit Note Working Capital of VeriChip Corporation dated as of December 27, 2005(1)

10.8	Security Agreement dated as of December 27, 2005 between VeriChip Corporation and Applied Digital Solutions, Inc.(1)

10.9	First Amendment to Commercial Loan Agreement dated as of October 6, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

10.10	Amended and Restated Revolving Line of Credit Note dated as of October 6, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

10.11	First Amendment to Security Agreement dated as of October 6, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

10.12	Second Amendment to Commercial Loan Agreement dated as of January 19, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

10.13	Second Amended and Restated Revolving Line of Credit Note dated as of January 19, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

10.14	Second Amendment to Security Agreement dated as of January 19, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

10.15	Third Amendment to Commercial Loan Agreement dated as of February 8, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

10.16	Third Amended and Restated Revolving Line of Credit Note dated as of February 8, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

10.17	Third Amendment to Security Agreement dated as of February 8, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

10.18	Fourth Amendment to Commercial Loan Agreement and Security Agreement dated as of February 13, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation(2)

10.19	Letter Agreement dated as of April 18, 2005 between Royal Bank of Canada and EXI Wireless Inc. (1)

10.20	General Security Agreement dated as of May 26, 2003 between Royal Bank of Canada and EXI Wireless Systems Inc. n/k/a VeriChip Corporation, a Canadian corporation(1)

10.21	Credit Facility Agreement dated as of March 15, 2006 between VeriChip Holdings Inc. and Royal Bank of Canada(1)

10.22	General Security Agreement dated as of March 27, 2006 between Royal Bank of Canada and VeriChip Holdings Inc. (1)

10.23	Guarantee and Postponement of Claim dated as of March 27, 2006 between Royal Bank of Canada and VeriChip Corporation, a Canadian corporation(1)

10.24†	Amended and Restated Supply, License and Development Agreement dated as of December 27, 2005 between VeriChip Corporation and Digital Angel Corporation(1)

10.25	Amended and Restated Transition Services Agreement dated as of December 21, 2006 between VeriChip Corporation and Applied Digital Solutions, Inc. (1)

10.26	Lease dated as of July 6, 1998 between Kanata Research Park Corporation and Instantel Inc. (1)

10.27	Amendment 1 to Lease dated as of September 30, 1999 between Kanata Research Park Corporation and Instantel Inc. (1)

10.28	Amendment 2 to Lease dated as of October 5, 1999 between Kanata Research Park Corporation and Instantel Inc. (1)

10.29	Amendment 3 to Lease dated as of October 28, 2003 between Kanata Research Park Corporation and Instantel Inc. (1)

10.30	Lease dated as of August 16, 2000 between Princeton Developments Ltd., Gratrend Holdings Ltd. and Software Integration Services Ltd. (1)

10.31	Lease Agreement dated as of December 18, 2000 between Bentall Properties Ltd., Westminster Management and EXI Wireless Systems Inc. (1)

10.32	Lease Extension and Amending Agreement dated as of June 1, 2004 between BTC Properties II Ltd., Westminster Management Corporation and EXI Wireless Systems Inc. (1)

10.33	Strategic Alliance Agreement dated as of October 25, 2004 by and among Agility Healthcare Solutions LLC, Trenstar Inc. and VeriChip Inc. (1)

10.34	Patient Security Systems Capital Equipment Supplier Agreement dated as of April 18, 2005 between Novation, LLC and EXI Wireless Systems, Inc. (1)

10.35*	Letter Agreement dated as of August 11, 2005 between VeriChip Corporation and Daniel A. Gunther(1)

10.36*	Amendment to Letter Agreement dated as of March 2, 2007 between VeriChip Corporation and Daniel A. Gunther(3)

10.37*	Executive Agreement dated as of February 1, 2000 between EXI Wireless Inc. and Malik Talib(1)

10.38*	Executive Agreement Addendum dated as of April 1, 2005 between VeriChip Inc. and Malik Talib(1)

10.39*	Executive Agreement dated as of December 17, 2001 between EXI Wireless Inc. and Nurez Khimji(1)

10.40*	Amendment to Executive Agreement dated as of April 29, 2004 between VeriChip Inc. and Nurez Khimji(1)

10.41*	Executive Agreement Addendum dated as of April 1, 2005 between VeriChip Inc. and Nurez Khimji(1)

10.42†	VeriChip Authorized Dealer Agreement dated as of January 4, 2006, by and between VeriChip Corporation and Ingersoll Rand Security Technologies(1)

10.43*	2006 Incentive Compensation Plan for Nurez Khimji dated as of April 20, 2006(1)

10.44*	2006 Incentive Compensation Plan for Daniel A. Gunther dated as of April 14, 2006(1)

10.45*	2006 Incentive Compensation Plan for Kevin McLaughlin dated as of April 20, 2006(1)

10.46	Amendment to Lease dated as of May 19, 2006 between Kanata Research Park Corporation and VeriChip Corporation(1)

10.47	Trademark Assignment Agreement dated as of December 21, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)

10.48*	Letter Agreement dated as of August 2, 2006 between VeriChip Corporation and William J. Caragol(1)

10.49*	2007 Senior Management Incentive Plan for Daniel A. Gunther dated as of March 2, 2007(3)

10.50*	Revised 2006 Incentive Compensation Plan for Daniel A. Gunther dated October 27, 2006(1)

10.51	2006 Tax Allocation Agreement dated as of December 21, 2006 between VeriChip Corporation, Applied Digital Solutions, Inc. and the Consolidated Group

10.52*	Employment and Non-Compete Agreement dated as of December 5, 2006 between Scott R. Silverman and VeriChip Corporation(1)

10.53	BI Patent License Agreement dated as of March 6, 2000 between BI Incorporated and Instantel Inc. (1)

10.54	Amendment No. 1 to BI Patent License Agreement dated as of March 6, 2000 between BI Incorporated and Instantel Inc. (1)

10.55*	VeriChip Corporation Executive Management Change in Control Plan dated March 2, 2007(3)

10.56*	VeriChip Corporation Executive Management Incentive Plan dated April 2, 2007

21.1	List of Subsidiaries of VeriChip Corporation

23.1	Consent of Fletcher Spaght Inc.

23.2	Consent of IDTechEx Ltd.

24.1	Power of Attorney

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by VeriChip Corporation (Registration No. 333-130754).

(2)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on February 15, 2007.

(3)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on March 8, 2007.

*	Management contract or compensatory plan.

†	Confidential treatment has been obtained with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.