Form 10-Q
period 2007-03-31
VeriChip CORP
filed 2007-05-15
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____  to ____

Commission File Number: 001-33297

VERICHIP CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06-1637809 (I.R.S. Employer Identification No.)

1690 South Congress Avenue, Suite 200 Delray Beach, Florida 33445 (Address of principal executive offices, including zip code)	(561) 805-8008 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 8, 2007 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	9,255,556

VERICHIP CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VERICHIP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current Assets:
Cash	$12,154	$996
Accounts receivable, net of allowance for doubtful accounts of $144 (2006 - $146 )	4,779	4,486
Inventories, net of allowance	3,341	3,698
Prepaid expenses and other current assets	624	567
Deferred tax asset	520	520
Total Current Assets	21,418	10,267

Equipment, net of accumulated depreciation	906	950
Intangible assets, net of accumulated amortization	18,107	18,567
Goodwill	16,025	16,025
Deferred offering costs	-	5,079
	$56,456	$50,888

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank indebtedness	$1,203	$853
Accounts payable	1,817	3,671
Accrued expenses and other current liabilities	4,395	4,968
Note payable to Parent	518	-
Total Current Liabilities	7,933	9,492
Deferred tax liability	5,416	5,415
Note payable to Parent	11,290	13,635
Total Liabilities	24,639	28,542
Commitments and Contingencies

Stockholders’ Equity:
Capital stock:
Preferred stock:
Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	-	-
Common stock:
Authorized 40,000 shares, of $.01 par value; 9,256 and 6,056 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	93	61
Additional paid-in capital	52,123	39,371
Accumulated deficit	(20,362)	(17,049)
Accumulated other comprehensive loss - foreign currency translation	(37)	(37)
Total Stockholders’ Equity	31,817	22,346
	$56,456	$50,888

VERICHIP CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the three months ended March 31,
	2007	2006

Product revenue	$6,841	$6,157
Service revenue	532	393
Total revenue	7,373	6,550

Cost of products	3,239	2,368
Cost of services	271	201
Total cost of products and services	3,510	2,569

Gross profit	3,863	3,981

Operating expenses:
Selling, general and administrative	5,398	4,007
Research and development	1,406	885
Total operating expenses	6,804	4,892

Operating loss	(2,941)	(911)

Interest and other income	(61)	(18)
Interest expense	388	128
Total other expense	327	110

Loss before income tax provision	(3,268)	(1,021)
Provision for income taxes	45	-
Net loss	$(3,313)	$(1,021)

Net loss per common share - basic and diluted	$(0.47)	$(0.18)

Weighted average number of shares outstanding - basic and diluted	7,106	5,556

VERICHIP CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2007
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Loss	Equity

Balance December 31, 2006	6,056	$61	$39,371	$(17,049)	$(37)	$22,346
Net loss	--	--	--	(3,313)	--	(3,313)
Stock based compensation	--	--	667	--	--	667
Issuance of shares in public offering, net of costs of $8,033	3,100	31	12,086	--	--	12,117
Issuance of restricted stock	100	1	(1)	--	--	--
Balance March 31, 2007	9,256	$93	$52,123	$(20,362)	$(37)	$31,817

VERICHIP CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(3,313)	$(1,021)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	625	574
Stock based compensation	667	32
Accrued interest	379	--
Allowance for doubtful accounts	(2)	3
Allowance for inventory excess	110	10
Changes in operating assets and liabilities:
Increase in accounts receivable	(292)	(103)
Decrease (increase) in inventories	247	(323)
Increase in prepaid expenses and other current assets	(57)	(135)
(Decrease) increase in accounts payable and accrued expenses	(995)	138
Increase in deferred revenue	15	103
Net cash used in operating activities	(2,616)	(722)

Cash flows from investing activities:
Payments for equipment	(121)	(134)
Net cash used in investing activities	(121)	(134)

Cash flows from financing activities:
Short term borrowings, net	350	163
Payments to Parent	(3,500)	--
Borrowings from Parent	1,293	383
Initial public offering costs	(2,585)	(536)
Proceeds from initial public offering, net of underwriter fees	18,337	--
Net cash provided by financing activities	13,895	10

Net increase (decrease) in cash	11,158	(846)
Cash, beginning of period	996	1,440
Cash, end of period	$12,154	$594

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

VeriChip Corporation (the “Company”) is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002. On February 14, 2007, the Company completed an initial public offering of its common stock. As of March 31, 2007, Applied Digital Solutions, Inc., Applied Digital, or Parent, owned over 60% of the Company’s stock.

The accompanying unaudited condensed consolidated financial statements of Verichip Corporation and its subsidiaries (the “Company,” “Registrant,” “us,” “we,” or “our”) as of March 31, 2007 and December 31, 2006 (the December 31, 2006, financial information included in this report has been extracted from our audited financial statements included in our 2006 Annual Report on Form 10-K), and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Included in these estimates are assumptions about allowances for excess inventory, bad debt reserves, lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, the determination of whether any impairment is to be recognized on goodwill or intangibles, among others.

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

 The Company obtains the implantable microchip from Digital Angel Corporation, Digital Angel, or Affiliate, a majority-owned subsidiary of Applied Digital, under the terms of an amended and restated supply agreement. The supply agreement is discussed in Note 11, “Related Party Transactions.” Digital Angel, in turn, obtains the implantable microchip, a component of the VeriChip, from a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129 “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and the Company does not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. The Company sources the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, the Company has no documentation that establishes its right to use the patented technology for human identification or security applications. Through March 31, 2007, no intellectual property claims against the Company have been asserted. (See Note 9 “Unasserted Claim - Potential Intellectual Property Conflict” and Note 11 “Related Party Transactions”).

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

The Company’s wholly-owned subsidiary, VeriChip Corporation, a Canadian company, changed its name to XMARK Corporation, or XMARK.

Initial Public Offering and Underwriting Agreement

On February 14, 2007, the Company completed an initial public offering of its common stock. In connection with the initial public offering, 3,100,000 shares of its common stock were sold. The Company, Applied Digital and Merriman Curhan Ford & Co., as representative of the several underwriters, entered into a underwriting agreement. The initial public offering price was $6.50 per share and the underwriting discounts and commissions were $0.455 per share.

The underwriting agreement required the Company to reimburse the underwriters for their expenses on a non-accountable basis in the amount equal to 1.3% of the aggregate public offering price. In addition, the Company reimbursed the underwriters $150,000 of their legal fees incurred in connection with the offering.

A reconciliation of net proceeds from the initial public offering is provided as follows:

Amount

Gross proceeds from public offering	$20,150

Less fees and offering costs:
Underwriter discounts and fees	1,814
Offering costs paid prior to 2007	3,350
Offering costs paid in 2007	2,585
Offering costs payable as of March 31, 2007	284

Net proceeds from public offering	$12,117

First Amendment to Amended and Restated Supply, License and Development Agreement

On May 9, 2007, the Company and Digital Angel Corporation, or Digital Angel, entered into a First Amendment to Amended and Restated Supply, License and Development Agreement. Under the terms of the amendment, Digital Angel has agreed to extend the minimum purchase requirement due to be purchased by the Company under the agreement by one year and to extend the term of the original agreement by one year. See Item 5, “Other Information,” for more information.

Appointment of President of the Company

Effective May 4, 2007, William J. Caragol, the Company’s Chief Financial Officer, was appointed by the Company’s Board of Directors to also serve as the Company’s President.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123 (revised 2004), Share Based Payment, or FAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for new awards granted after January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options. Prior to adoption, the Company used the intrinsic value method under Accounting Principles Board (“APB”) 25, and related interpretations and provided the disclosure-only provisions of FAS 123. Under the intrinsic value method, no stock-based compensation had been recognized in our consolidated statement of operations for options granted to the Company’s employees and directors because the exercise price of such stock options equaled or exceeded the fair market value of the underlying stock on the dates of grant.

We recorded compensation expense, related to stock options, of approximately $0.1 million and $32,000 for the three months ended March 31, 2007 and 2006, respectively.

In December 2006, the Company issued 0.5 million shares of its restricted common stock to Scott R. Silverman, its chairman and chief executive officer, which shares are subject to forfeiture in the event that Mr. Silverman terminates his employment or the Company terminates his employment for cause on or before December 31, 2008. The Company determined the value of the stock to be $4.5 million based on the estimated value of its common stock of $9.00 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.5 million in the three months ended March 31, 2007 associated with the restricted stock.

In March 2007, the Company issued 0.1 million shares of its restricted common stock to two officers, which will vest on March 2, 2009. The Company determined the value of the stock to be $0.6 million based on the value of its common stock of $5.75 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $59,000 in the three months ended March 31, 2007 associated with this restricted stock.

Stock-based compensation expense is reflected in the condensed consolidated statement of operations in selling, general and administrative expense.

The Company’s computation of expected life was determined based on the simplified method. The interest rate was based on the U.S. Treasury Yield curve in effect at the time of grant. Prior to its initial public offering, the Company’s computation of expected volatility was based on the historical volatility of Applied Digital’s common stock. Effective February 9, 2007, the Company’s computation of expected volatility is be based on the historical volatility of the Company’s comparable companies’ average historical volatility.

2. Principles of Consolidation

 The financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, VeriChip Holdings Inc., or VHI, and XMARK Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

3. Inventories

	March 31,	December 31,
	2007	2006
Raw materials	$1,472	$1,489
Work in process	1,119	1,255
Finished goods	1,025	1,119
	3,616	3,863
Allowance for excess and obsolescence	(275)	(165)
	$3,341	$3,698

4. Financing Agreements:

VHI is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to CDN $1.5 million, or approximately U.S. $1.3 million at March 31, 2007. Approximately $1.2 million was outstanding under the credit facility as of March 31, 2007. The annual interest rate on the facility is the Royal Bank of Canada prime rate of interest plus 1%. The borrowing limit is up to 85% of eligible accounts receivable and up to 25% of eligible inventory. Under the terms of the agreement, the Company must comply with certain reporting covenants and requirements. The loan is collateralized by all of the assets of VHI. At March 31, 2007, VHI had aggregate net assets of approximately $10 million.

The Company’s loan agreement with Applied Digital is more fully described in Note 11, “Related Party Transactions.”

5. Stockholders’ Equity

On February 14, 2007, the Company completed an initial public offering of its common stock. In connection with its initial public offering, the Company sold 3,100,000 shares of its common stock at a price of $6.50 per share. As a result, as of March 31, 2007, Applied Digital owned approximately 60% of the Company’s stock.

Stock Option Plans

In April 2002, the Company’s board of directors approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares, may be granted is approximately 2.0 million. As of March 31, 2007 approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan, and all of the options or shares granted were outstanding as of March 31, 2007. Approximately 1.7 million options are fully vested and expire up to nine years from the vesting date and 0.2 million options vest ratably over three years. As of March 31, 2007, no SARs have been granted and 22,000 shares may still be granted under the VeriChip 2002 Plan.

On April 27, 2005, Applied Digital’s board of directors approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of March 31, 2007, approximately 0.2 million options have been granted under the VeriChip 2005 Plan. None of the options are fully vested and expire up to nine years from the vesting date and 0.2 million options vest ratably over three years. As of March 31, 2007, no SARs have been granted and 0.1 million shares may still be granted under the VeriChip 2005 Plan.

In addition, as of March 31, 2007, options exercisable for approximately 0.4 million shares of the Company’s common stock have been granted outside of the Company’s plans. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.

In three months ended March 31, 2007, 0.1 million and 0.2 million options have been granted under the 2002 and 2005 VeriChip Plan, respectively. In the three months ended March 31, 2006, 2,012 options were granted outside of the Company's plans.

A summary of option activity under our option plans as of March 31, 2007, and changes during the three months then ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding on January 1	2,099	$2.10
Granted (1)	307	5.42
Exercised	--	--
Forfeited	(17)	5.75
Outstanding on March 31	2,389	2.54
Exercisable on March 31 (2)	2,049	1.91

Shares available on March 31 for options that may be granted	113

(1) The total compensation expense associated with the options granted in the three months ended March 31, 2007 was approximately $0.1 million. The remaining amount of the compensation expense to be recorded over the remaining vesting period of the options is approximately $0.7 million.

(2) The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $6.18 at March 31, 2007. As of March 31, 2007, the aggregate intrinsic value of all options outstanding was $8.7 million.

The following table summarizes information about stock options at March 31, 2007 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share
$0.0000 to $2.0250	1,622	3.2	$0.55	1,622	$0.55
$4.0501 to $6.0750	354	9.4	5.60	67	5.11
$6.0751 to $8.1000	301	6.4	7.05	298	7.04
$8.1001 to $10.1250	106	7.7	9.23	56	8.55
$18.2251 to $20.2500	6	5.8	20.25	6	20.25
	2,389	4.7	$2.54	2,049	$1.91

The weighted average per share fair value of grants made in the three months ended March 31, 2007 and 2006 for the Company’s incentive plans was $2.93 and $15.77, respectively.

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

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2007	2006

Expected dividend yield	—	—
Expected stock price volatility	50%	60%
Risk-free interest rate	4.51%	4.29%
Expected term (in years)	6.0	5.0

6. Loss per Common Share

A reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows:

	For the Three Months Ended March 31,
	2007	2006
Numerator:
Numerator for basic and diluted loss per share:
Net loss	$(3,313)	$(1,021)

Denominator:
Denominator for basic and diluted loss per share:
Weighted average shares outstanding basic and diluted	7,106	5,556
Basic and diluted loss per share	$(0.47)	$(0.18)

The following stock options and warrants outstanding as of March 31, 2007 and 2006 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	For the Three Months Ended March 31,
	2007	2006

Stock options	2,389	2,049
Warrants	444	444
Restricted common stock	600	-
	3,433	2,493

7. Segmented information:

The Company realigned its business into three business segments: healthcare security, implantable, and industrial. This change was made to align the Company’s financial reporting with its new operational management structure. All segment information in this Quarterly Report on Form 10-Q has been reclassified to reflect the segment realignment.

Healthcare Security

Utilizing RFID technology, the Company’s Healthcare Security segment currently engages in marketing, selling and developing the following products:

•	infant protection systems used in hospital maternity wards and birthing centers to prevent infant abduction and mother-baby mismatching;

•	wander prevention systems used by long-term care facilities to locate and protect their residents; and

•	asset/staff location and identification systems used by hospitals and other healthcare facilities to identify, locate and protect medical staff, patients, visitors and medical equipment.

Implantable

The Company’s Implantable segment includes its VeriMed system using the implantable microchip, a human-implantable RFID microchip that can be used in a variety of patient identification and security applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the FDA cleared the Company’s VeriMed system for use in medical applications in the United States.

Industrial

The Company’s Industrial segment engages in marketing, selling and developing the following products:

•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity; and

•	asset management systems that industrial companies use to manage and track their mobile equipment and tools.

The following is the selected segment data as of and for the three months ended March 31:

2007	Healthcare Security	Implantable	Industrial	Corporate	Total

Product revenue	$5,199	$1	$1,641	$--	$6,841
Services revenue	111	--	421	--	532
	$5,310	$1	$2,062	$--	$7,373

Operating (loss) income	(357)	(1,176)	222	(1,630)	(2,941)
Depreciation and amortization	430	12	171	12	625
Interest and other income	--	--	--	(61)	(61)
Interest expense	9	--	--	379	388
(Loss) income before provision for income taxes	(366)	(1,176)	222	(1,948)	(3,268)

Segmented assets	$33,781	$9,570	$10,793	$2,312	$56,456

2006	Healthcare Security	Implantable	Industrial	Corporate	Total

Product revenue	$4,697	$90	$1,370	$--	$6,157
Services revenue	69	--	324	--	393
	$4,766	$90	$1,694	$--	$6,550

Operating income (loss)	292	(701)	235	(737)	(911)
Depreciation and amortization	403	9	153	9	574
Interest and other expense (income)	--	--	6	(24)	(18)
Interest expense	--	--	--	128	128
Income (loss) before provision for income taxes	292	(701)	229	(841)	(1,021)

Segmented assets	$35,581	$980	$10,238	$1,863	$48,662

8. Income Taxes

We had an effective tax rate of (1.4)% and nil for the three months ended March 31, 2007 and 2006, respectively, related to our Canadian-based businesses. We incurred consolidated losses before taxes for the three months ended March 31, 2007 and 2006. However, we have not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a valuation allowance against our net U.S. deferred tax assets was appropriate based primarily on our historical operating results.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.

FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:

•       Income tax benefits should be recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•       If a position is determined to be more likely than not of being sustained, the reporting enterprise should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

Effective January 1, 2007, we adopted FIN 48.  The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.

The Company files federal and provincial income tax returns in Canada and files federal and state income tax returns in the U.S. The Company is generally no longer subject to federal and provincial income tax examinations by Canadian tax authorities for years before 2001 and to federal and state income tax examinations by U.S. tax authorities for years before 2003. Management does not anticipate that adjustments, if any, which may be proposed by the Canadian Revenue Agency would result in a material change to its financial position.

The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the three months ended March 31, 2007 and 2006, there was no such interest or penalty.

9. Unasserted Claim—Potential Intellectual Property Conflict

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

If the Company or Digital Angel is denied use of the patented technology in applications involving the identification of human beings, the Company will not be able to purchase or sell any of its products that incorporate the implantable microchip before the patent expires. The Company may be required to pay royalties and other damages to third parties on products it has already purchased or will purchase from Digital Angel.

The Company has been publicly marketing and selling the implantable microchip for human identification and security applications for approximately five years. Through March 31, 2007, there are no pending or threatened intellectual property claims challenging the Company’s marketing or selling activities. The Company’s supply and development agreement with Digital Angel contains an indemnification provision. To the extent that such an infringement claim is made, the Company believes it is entitled to indemnification pursuant to the supply and development agreement with Digital Angel.

Under the circumstances, the accompanying financial statements make no provision with respect to the unasserted claim described above.

10. Legal proceedings

The Company is engaged in certain legal actions and management believes that the ultimate outcome of these actions will not have a material adverse effect on the Company’s operating results, liquidity or financial position.

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

11. Related Party Transactions

Transition Services Agreement with Applied Digital

During the period ended March 31, 2007, Applied Digital provided certain general and administrative services to the Company including, accounting, finance, payroll and legal services, telephone, rent and other miscellaneous items. The costs of these services, which are included in the Company’s statement of operations in selling, general and administrative expense, were determined based on the Company’s use of such services. In determining the estimated use by the Company, Applied Digital and the Company determined the actual cost incurred for each of the services provided and determined the allocation of each of such costs that were attributable to the Company’s operations.

The services provided and the basis of allocation was as follows:

•
Accounting, finance and payroll services - these costs were allocated based upon a percentage of the total labor dollars incurred by Applied Digital’s accounting, finance and payroll staff in performing such functions for the Company;

•
Legal services - the costs were allocated based upon a percentage of Applied Digital’s general counsel’s salary and benefits based upon the estimated time spent by its general counsel on the Company’s legal issues;

•
Accounting fees - these costs were allocated based upon actual total fees charged by third party accountants and considering the amount of such accounting fees that the Company would have incurred if it was a stand-along entity;

•	Rent - the cost was determined based upon the amount of office space square footage used by the Company’s employees; and
•	Telephone, office supplies and other costs - these costs were allocated based upon a percentage of the services or supplies that were deemed to be incurred by the Company

On December 25, 2005, the Company entered into a transition services agreement with Applied Digital under which Applied Digital agreed to provide the Company with certain administrative transition services. On December 21, 2006, the Company and Applied Digital entered into an amended and restated transition services agreement, which became effective on February 14, 2007, the date of completion of the Company’s initial public offering of the Company’s common stock. Prior to that time, the initial transition services agreement remained in effect. The term of the amended and restated agreement will continue until such time as the Company requests Applied Digital to cease performing transition services, provided that Applied Digital is not obligated to continue to provide the transition services for more than twenty-four months following the effective date. Except for any request by the Company that Applied Digital cease to perform transition services, subject to certain notice provisions, the agreement may not be terminated by either party except in the event of a material default in Applied Digital’s delivery of the transition services or in the Company’s payment for those services. The services to be provided by Applied Digital under the amended and restated transition services agreement are the same as those provided under the initial agreement. The estimated monthly charge for the fixed costs allocable to these services was increased to approximately $72,000 per month, primarily as the result of an increased allocation for office space. Effective April 1, 2007, the estimated monthly charge for the fixed costs allocable to these services was reduced to $40,000 per month, primarily as a result of a reduction in allocable accounting fees and accounting and legal services.

The terms of the transition services agreement and the amendment and restatement of the agreement were negotiated between certain of the Company’s executive officers and certain executive officers of Applied Digital. The Company’s and Applied Digital’s executive officers were independent of one another and the terms of the agreement were based upon historical amounts incurred by Applied Digital for payment of such services to third parties. Accordingly, the Company believes that it negotiated the best terms and conditions under the circumstances, however, these costs are not necessarily indicative of the costs which the Company would have incurred as an independent stand alone entity.

Management believes that the fees charged for these services are reasonable and consistent with what the expenses would have been on a stand-alone basis. The costs of these services to the Company were $0.2 million and $0.2 million for the three months ended March 31, 2007 and March 31, 2006, respectively.

Loan Agreement with Applied Digital

Applied Digital has funded and financed the Company’s operations since inception, which has resulted in an amount due to Applied Digital totaling $11.8 million and $13.6 million at March 31, 2007 and December 31, 2006, respectively. On December 27, 2005, the Company and Applied Digital converted the amounts due to Applied Digital, including interest accrued, into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note.

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

On January 19, 2007, February 8, 2007 and February 13, 2007, the Company entered into further amendments to the loan documents which increased the maximum principal amount of indebtedness that the Company may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to the Company by Applied Digital during the first week of January 2007. Upon the consummation of the Company’s initial public offering in February 2007, the loan ceased to be a revolving line of credit, and the Company has no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of the Company’s initial public offering, the Company was indebted to Applied Digital in the amount of $15.2 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, the Company used $3.5 million of the net proceeds of our initial public offering to repay a portion of its indebtedness to Applied Digital upon consummation of its initial public offering. The Company is not obligated to repay an additional amount of its indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which accrues on the loan as of the last day of each month, commencing with February 2007, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, the Company is obligated to repay $300,000 on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010.

The loan is collateralized by interests in all property and assets of the Company, including the stock of the Company’s subsidiaries, but is not secured by any of the property or assets of the Company’s subsidiaries.

Interest expense incurred under the loan for the three months ended March 31, 2007 and 2006 was $0.4 million and $0.1 million, respectively. The previously floating rate of interest negotiated between the parties was based upon the rate that Applied Digital has historically charged to its wholly-owned subsidiaries. On October 6, 2006, the interest rate was modified as discussed above. The modified interest rate was negotiated between the parties and represents the current rate that Applied Digital is incurring on debt owed to its lender. Depending upon the Company’s future operating performance, this interest rate may not be comparable to the terms that the Company could obtain from independent third parties.

 Supply Agreement with Digital Angel

The Company and Digital Angel executed a supply and development agreement dated March 4, 2002 as amended and restated on December 27, 2005 and as amended on May 9, 2007, or the supply and development agreement. Under this agreement, Digital Angel is the Company’s sole supplier of human-implantable microchips and the Company has the exclusive license to the technology related to human-implantable microchips.

The Company’s purchases of product under the supply and development agreement were approximately $0.0 million and $0.2 million in the three-months ended March 31, 2007 and 2006, respectively. Under the terms of the May 9, 2007 amendment, the term of the agreement was extended from March 2013 to March 2014. Also, under the May 9, 2007 amendment, the annual minimum purchase requirements were each extended one year and, accordingly, there is no minimum purchase requirement in 2007. The approximately $0.9 million originally required to be purchased in 2007 is now required to be purchased in 2008, less purchases made in 2006 and 2007. As long as the Company continues to meet minimum purchase requirements, the supply and development agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The supply and development agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if the Company does not take delivery and pay for a minimum number of microchips as specified in the supply and development agreement. Further, the supply and development agreement provides that Digital Angel shall, at the Company’s option, furnish and operate a computer database to provide data collection, storage and related services for the Company’s customers for a fee as provided. The Company does not currently utilize this service.

The terms of the original supply and development agreement and each amendment were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.

Digital Angel relies solely on a production agreement with RME, a subsidiary of Raytheon Company for the manufacture of its human-implantable microchip products. RME utilizes Digital Angel’s equipment in the production of the microchips. Digital Angel entered into a new production agreement with RME related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by the Company expiring on June 30, 2010. The technology underlying these systems is covered, in part, by U. S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use related to Digital Angel’s Animal Applications segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party.

The Company does not anticipate generating more than nominal revenue from the sale of its human implantable microchips prior to the expiration of the patent in April 2008. Hughes, HID, any of their respective successors in interest, or any party to whom one of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against the Company asserting that the Company is violating its rights. If such a claim is successful, sales of the Company’s human implantable systems could be enjoined, and the Company could be required to cease its efforts to create a market for these systems, until the patent expires in April 2008. In addition, the Company could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, the Company would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to its reputation and the potential impairment in the marketability of its systems even after the expiration of the patent, which could harm the Company’s business and negatively affect its prospects.

Legal Services

During the period ended March 31, 2007 and 2006, the Company deferred legal fees of nil and $0.7 million, respectively, to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, or Akin Gump. Tommy G. Thompson, a partner with Akin Gump, was a member of the Company’s board of directors from July 2005 to March 8, 2007, and, as a result of his directorship services, holds fully vested options to purchase 55,556 shares of the Company’s common stock.

Pledge Agreement of Applied Digital

On August 24, 2006, Applied Digital pledged 65% of its ownership in the Company’s common stock to its lender under the terms of a note and pledge agreement. The note is due in August 2009. This note replaced a previous note issued by Applied Digital which was due in June 2007.

12. Supplementary Cash Flow Information

	For the Three Months Ended March 31,
	2007	2006
Income taxes paid	$--	$104
Interest paid	18	--
	$18	$104

In the three months ended March 31, 2007 and 2006, the Company had the following non-cash investing and financing activities:

	Three Months Ended March 31,
	2007	2006

Non-cash financing activities:
Offering costs	$284	$440

13. Exit and Disposal Activity

In November 2006, the Company made the decision to consolidate its healthcare security operations into an existing facility located in Ottawa, Ontario, Canada to eliminate duplicative functions and to improve operating efficiencies. The consolidation entailed the closing of operations in Vancouver, British Columbia. The Company substantially completed the consolidation by March 31, 2007. As a result of the consolidation, for the three months ended March 31, 2007, the Company has recorded charges of $0.3 million, resulting from severance payments and related charges. Such charges are reflected in the consolidated statement of operations in selling, general and administrative expense and in research and development expenses.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate. This Quarterly Report on Form 10-Q also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K and include:

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

•	our ability to complete our efforts to introduce a new vibration monitoring instrumentation platform;
•	the impact on our success of uncertainty as to whether we will be able to increase our sales of infant protection and wander prevention systems outside of North America;
•	our reliance on third-party dealers to successfully market and sell our products;
•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;
•	our ability to comply with current and future regulations relating to our businesses;
•	uncertainty as to whether a market for our VeriMed system will develop and whether we will be able to generate more than a nominal level of revenue from such business;
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

•
a potential disruption to our business, loss of sales and higher expense if we are unable to obtain the implantable microchip used in our VeriMed system from our sister company Digital Angel Corporation, or Digital Angel, and other risks related to our supply agreement with Digital Angel;

•	our ability to provide uninterrupted, secure access to the VeriMed database;
•	conflict of interest risks related to our continued affiliation with Digital Angel and our parent company, Applied Digital; and
•	our ability to establish and maintain proper and effective internal accounting and financial controls.

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Quarterly Report on the Form 10-Q as well as our 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

We develop, market, and sell radio frequency identification, frequently referred to as RFID, systems used for the identification, location and protection of people and assets in the healthcare market. In early 2007, we realigned our business into three business segments: healthcare security, implantable, and industrial. This change was made to align our financial reporting with our new operational management structure. All segment information in this Quarterly Report on Form10-Q has been reclassified to reflect the segment realignment.

Our healthcare security segment encompasses the development, marketing and sale of our healthcare security and location systems, specifically: (i) infant protection systems used in hospital maternity wards and birthing centers to prevent infant abduction and mother-baby mismatching; (ii) wander prevention systems used by long-term care facilities to locate and protect their residents; and (iii) asset/staff location and identification systems used by hospitals and other healthcare facilities to identify, locate and protect medical staff, patients, visitors and medical equipment.

The principal offering of our implantable segment is our VeriMed system using the implantable microchip, a FDA cleared human-implantable RFID microchip that can be used in patient identification applications.

Our industrial segment encompasses the sale of vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity.

Our industrial segment also encompasses the sale of asset management systems used by industrial companies to manage and track their mobile equipment and tools.

Highlights for our first quarter ended March 31, 2007, included:

·
Our partnership with Alzheimer's Community Care to conduct a two-year, 200 patient study of the effectiveness of the VeriMed Patient Identification System in safeguarding Alzheimer's patients and their caregivers.

·	The number of hospitals enrolled in the VeriMed network increased by 31.4% in the 2007 first quarter, resulting in 515 hospitals enrolled at the end of the first quarter.
·	In February 2007, we completed an initial public offering, selling 3.1 million shares of our common stock at $6.50 per share.
·
In the first quarter of 2007, the number of infant protection systems that we sold increased 14%, while the number of infant protection systems sold to new customers increased 28% compared to the first quarter of 2006.

Results of Operations

The table below sets forth data from our consolidated statements of operations for the three months ended March 31, 2007 and 2006, expressed as a percentage of total revenue. To date, substantially all of our revenue consists of revenue from our Canadian-based healthcare security and industrial businesses, which were acquired in the first half of 2005.

Through March 31, 2007, we have recorded nominal revenue from sales of our VeriMed system. Over time, we expect that sales of our VeriMed system will become a significant part of our revenue, although there can be no assurance that they will.

	Three Months Ended March 31,
	2007	2006
Product revenue	92.8%	94.0%
Service revenue	7.2	6.0

Total revenue	100.0%	100.0%

Cost of products sold	43.9	36.1
Cost of services sold	3.7	3.1

Gross profit	52.4	60.8
Selling, general and administrative expense	73.2	61.2
Research and development	19.1	13.5
Other income	(0.8)	(0.3)
Interest expense	5.3	2.0

Loss before provision for income taxes	(44.3)	(15.6)
Provision for income taxes	0.6	--

Net loss attributable to common stockholder	(44.9)%	(15.6)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The table below presents statement of operations data by segment and in total for the three months ended March 31, 2007 and 2006.

	2007
	Healthcare Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$5,199	$1	$1,641	$--	$6,841
Service revenue	111	--	421	--	532

Total revenue	5,310	1	2,062	--	7,373

Gross profit	2,703	1	1,159	--	3,863

Selling, general and administrative	1,995	1,177	596	1,630	5,398
Research and development	1,065	--	341	--	1,406

Total operating expenses	3,060	1,177	937	1,630	6,804

Operating (loss) income	$(357)	$(1,176)	$222	$(1,630)	$(2,941)

	2006
	Healthcare Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$4,697	$90	$1,370	$--	$6,157
Service revenue	69	--	324	--	393
Total revenue	4,766	90	1,694	--	6,550

Gross profit	2,877	45	1,059	--	3,981

Selling, general and administrative	2,004	746	520	737	4,007
Research and development	581	--	304	--	885

Total operating expenses	2,585	746	824	737	4,892

Operating income (loss)	$292	$(701)	$235	$(737)	$(911)

Revenue

Revenue for the three months ended March 31, 2007 was $7.4 million, an increase of $0.8 million compared to the comparable period of the prior year.

Our healthcare security segment’s revenue was $5.3 million for the three months ended March 31, 2007 compared to $4.8 million for the three months ended March 31, 2006. The $0.5 million increase in revenue in our healthcare security segment is primarily attributable to increased sales of infant protection systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base.

Our industrial segment’s revenue was $2.1 million for the three months ended March 31, 2007 compared to $1.7 million for the three months ended March 31, 2006. The $0.4 million increase in revenue in our industrial segment reflects continued strong demand in the worldwide construction market for our vibration monitoring systems. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.

Our implantable segment’s revenue was $1,000 for the three months ended March 31, 2007 compared to $90,000 for the three months ended March 31, 2006. This decrease is attributable to the sale of access security systems in early 2006 prior to the shift in our sales and marketing efforts to the build out of our VeriMed business.

Gross Profit and Gross Profit Margin

Our cost of products consists of component parts, direct labor and finished goods. Component parts and finished goods are purchased from contract manufacturers, including our implantable microchip and scanners used in our VeriMed system, which are purchased as finished goods under the terms of our agreement with Digital Angel Corporation, or Digital Angel. Moreover, included in our cost of products is amortization of intangible assets acquired in the acquisitions of Instantel Corporation and EXI Wireless Inc., during the first half of 2005. Such amortization amounted to $0.1 million for the three months ended March 31, 2007 and 2006.

Cost of services consists primarily of third-party installation services in connection with direct sales to healthcare customers. In addition, cost of services sold in our industrial segment consists of servicing our existing systems, principally the calibration services we provide for our vibration monitoring instruments.

Gross profit for the three months ended March 31, 2007 was $3.9 million compared to $4.0 million for the three months ended March 31, 2006. As a percentage of revenue, our gross profit margin was 52.4% and 60.8% for the three months ended March 31, 2007 and 2006, respectively.

Our healthcare security segment’s gross profit for the three months ended March 31, 2007 was $2.7 million compared to $2.9 million for the three months ended March 31, 2006. The decrease in gross profit of $0.2 million was primarily the result of a $0.3 million increase in inventory writeoff and warranty reserves resulting from the consolidation of the operations of our healthcare security businesses. Our healthcare security segment’s gross profit margin decreased to 52.4% in the three months ended March 31, 2007 compared to 60.8% in the three months ended March 31, 2006. The decline in gross profit margin is primarily the result of the aforementioned inventory and warranty charges related to the consolidation of our Vancouver and Ottawa operations.

Our industrial segment’s gross profit for the three months ended March 31, 2007 was $1.2 million compared to $1.1 million for the three months ended March 31, 2006. The increase in gross profit of $0.1 million was attributable to increased sales of our vibration monitoring instruments.

Our implantable segment’s gross profit decreased from $45,000 for the three months ended March 31, 2006 to $1,000 for the three months ended March 31, 2007. The $44,000 decrease resulted from the shift in our sales and marketing strategy in early 2006 to focus of the build out of our VeriMed business.

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

Selling, general and administrative expense increased $1.4 million to $5.4 million for the three months ended March 31, 2007 as compared to $4.0 million for the three months ended March 31, 2006. As a percentage of revenue, selling, general and administrative expense was 73.2% and 61.2% for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007 and 2006, we incurred stock-based compensation expense of $0.7 million and $31,000, respectively.

Included in selling, general and administrative expense was $0.2 million of certain general and administrative services provided to us by Applied Digital, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in both the three months ended March 31, 2007 and 2006.

Selling, general and administrative expense included depreciation and amortization expense of approximately $0.5 million for the three months ended March 31, 2007 and 2006.

Our healthcare security segment’s selling, general and administrative expense was $2.0 million in the three months ended March 31, 2007 and 2006. As a percentage of our healthcare security segment’s revenue, selling, general and administrative expense was 37.6% and 42.0% for the three months ended March 31, 2007 and 2006, respectively. We attribute the decrease in selling, general, and administrative expense as a percentage of revenue primarily to the revenue growth in our infant protection business and the fixed nature of our general and administrative expenses.

Our industrial segment’s selling, general and administrative expense increased approximately $0.1 million to $0.6 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was primarily the result of sales and marketing initiatives during the three-months ended March 31, 2007 related to our vibration monitoring systems. As a percentage of our industrial segment’s revenue, selling, general and administrative expense was 28.8% and 30.7% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, respectively. We attribute the decrease in selling, general, and administrative expense as a percentage of segment revenue primarily to revenue growth in our vibration monitoring business and the fixed nature of our general and administrative expenses.

Our implantable segment’s selling, general and administrative expense increased $0.5 million to $1.2 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was due to our increased sales and marketing expenses associated with the build out of our VeriMed business.

Our corporate segment’s selling, general and administrative expense increased $0.9 million to $1.6 million in three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase was due primarily to the additional costs resulting from equity based compensation and increased costs related to becoming a public entity during the three months ended March 31, 2007.

Research and Development

Our research and development expense consists primarily of payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expenses are incurred only in our healthcare security and industrial segments.

Research and development expense was $1.4 million for the three months ended March 31, 2007 compared to $0.9 million for the three months ended March 31, 2006. As a percentage of revenue, research and development expense was 19.1% and 13.5% for the three months ended March 31, 2007 and 2006, respectively.

Our healthcare security segment’s research and development expense increased $0.6 million to approximately $1.1 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in our healthcare security segment’s research and development expense was primarily due to a charge of $0.3 million related to the relocation of a component of our research and development efforts from Vancouver to Ottawa and the cost of duplicative staffing during the transition period.

Our industrial segment’s research and development expense was approximately $0.3 million for the three months ended March 31, 2007 and 2006.

Interest Expense

Interest expense was $0.4 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense was due to the increased amount owed and increased interest rate under our loan agreement with Applied Digital, and our increased borrowings under our revolving credit facility with the Royal Bank of Canada. We used a portion of the proceeds from our initial public offering to repay $3.5 million of outstanding indebtedness owed to Applied Digital at the closing of our initial public offering. During the three months ended March 31, 2007 and 2006, the interest rate under our loan agreement with Applied Digital was 12% and 7% per annum, respectively.

Liquidity and Capital Resources

As of March 31, 2007, cash totaled $12.1 million compared to cash of approximately $1.0 million at December 31, 2006.

Cash Flows Used in Operating Activities

Net cash used in operating activities totaled $2.6 million and $0.7 million during the three months ended March 31, 2007 and 2006, respectively. For each of the periods presented, cash was used primarily to fund operating losses, and payments of accounts payable and accrued expenses.

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

The components of our VeriMed system (i.e., scanners, insertion kits and the implantable microchips) are purchased as finished goods under the terms of our agreement with Digital Angel. The agreement imposes minimum purchase requirements as follows: $0 million in 2007; $0.5 million in 2008, net of $0.4 million of purchases in 2006 and less purchases made in 2007; $1.8 million in 2009; $2.5 million in 2010; $3.8 million in 2011; and $3.8 million in each year thereafter, subject to the parties reaching agreement on a different amount. Under the terms of the agreement, Digital Angel may not supply human implantable microchips to other parties if we meet the minimum purchase requirements. If sales of the implantable microchip do not materialize or do not reach the level of the applicable minimum purchase requirement in any year, we intend to satisfy the minimum purchase requirements nonetheless. In such event, our inventory of implantable microchips will increase. We believe that we will have sufficient liquidity to meet the minimum purchase requirements under the agreement for the next few years.

Cash Flows from Investing Activities

Investing activities used cash of $0.1 million during the three months ended March 31, 2007 and 2006, which was used to purchase equipment.

Cash Flows from Financing Activities

Financing activities provided cash of $13.9 million and $10,000 during the three months ended March 31, 2007 and 2006, respectively. In the three months ended March 31, 2007 and 2006, cash of $0.4 million and $0.2 million was provided from net borrowings under our credit agreement with the Royal Bank of Canada and cash of $(2.2) million was paid to Applied Digital, net of borrowings of $1.3 million in the three months ended March 31,

2007. During the three months ended March 31, 2007, cash of $15.8 million was provided from our initial public offering, net of underwriting fees and offering costs.

Credit Facilities

Prior to the date of our initial public offering, which was consummated on February 14, 2007, we financed a significant portion of our operations and investing activities primarily through funds that Applied Digital provided. As of March 31, 2007, we were indebted to Applied Digital in the amount of $11.8 million.

Through October 5, 2006, our loan with Applied Digital bore interest at the prevailing prime rate of interest as published by The Wall Street Journal, which as of September 30, 2006 was 8.25% per annum. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and we borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to our acquisition of Instantel Inc. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. That amendment further provided that the loan matured on July 1, 2008, but could be extended at the option of Applied Digital through December 27, 2010.

On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the loan documents which increased the maximum principal amount of indebtedness that we may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to us by Applied Digital during the first week of January 2007. Upon the consummation of our initial public offering in February 2007, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of our initial public offering, we were indebted to Applied Digital in the amount of $15.1 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, we used $3.5 million of the net proceeds of our initial public offering to repay a portion of our indebtedness to Applied Digital upon consummation of our initial public offering. We are not obligated to repay an additional amount of our indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which accrues on the loan as of the last day of each month, commencing with February 2007, is added to the principal amount. Commencing January 1, 2008 through January 1, 2010, we are obligated to repay $300,000 on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. We amended the repayment terms of the loan to allow us to retain a greater portion of the net proceeds of our initial public offering for use in our business, thereby improving our liquidity for at least the next 12 to 18 months.

Our subsidiary, VeriChip Holdings Inc., or VHI, has entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately $1.3 million based on the exchange rate as of March 31, 2007, of revolving credit loans, provided that outstanding borrowings under the facility may not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement, of VHI, or CDN$4.2 million at March 31, 2007. At March 31, 2007, $1.2 million was outstanding under the facility. The facility is not a committed facility as it provides that loans are made available to VHI at the sole discretion of RBC and that RBC may cancel or restrict the availability or any unutilized portion thereof at any time or from time to time. Borrowings may be made in either Canadian or U.S. dollars, are repayable on demand, as a result of which outstanding borrowings under the facility are reflected as current liabilities in our consolidated financial statements, and bear interest at a floating rate per annum equal to the Canadian or U.S. dollar prime rate, as applicable, announced by RBC from time to time, plus in each case 1%. The facility also provides for letters of credit and letters of guarantee denominated in Canadian dollars. Borrowings, letters of credit and letters of guarantee under the facility are secured by all of the assets of VHI and its subsidiary, and is guaranteed by VHI’s subsidiary in the amount of CDN$2.0 million. The loan agreements contain customary representations and warranties and events of default for loan arrangements of this type. In addition, the loan agreements contain customary covenants restricting VHI’s ability to, among other things, merge or enter into business combinations, create liens, or sell or otherwise transfer assets. The foregoing is a summary of the material terms of the credit facility and related agreements, and is qualified in its entirety by reference to the terms and provisions of those agreements.

To support the expected growth in our working capital requirements as our business expands, we will seek to obtain a larger, committed bank credit facility. However, no assurance can be given that we will be successful in this regard.

Financial Condition

As of March 31, 2007, we had working capital of approximately $13.5 million and an accumulated deficit of $20.4 million compared to a working capital of approximately $0.8 million and an accumulated deficit of approximately $17.0 million as of December 31, 2006. The increase in working capital was primarly due to proceeds from our initial public offering, net of offering costs and underwriter fees, on February 14, 2007.

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

Impact of Recently Issued Accounting Standards

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), including an amendment of FAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are currently assessing the impact that the adoption of FAS 159 could have on results of operations or financial position, if any.

Contractual Obligations

On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into amendments to the loan agreement between us and Applied Digital, increasing the maximum principal amount of indebtedness that we could incur to $14.5 million. For more information on the terms and conditions of the amendments, see Note 11, “Related Party Transactions.”

On May 9, 2007, we entered into an amendment to the amended and restated supply, license and development agreement with Digital Angel dated December 27, 2005, which extends the agreement by one year and defers the beginning of the minimum purchase commitments by one year. For more information on the terms and conditions of this amendment, see Note 11, “Related Party Transactions.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required. Due to the minimal amounts of foreign currency exchange gains and losses and translation adjustments during the three months ended March 31, 2007, a sensitivity analysis of fluctuations in foreign currency exchange rates is not required.

The table below presents the principal amount, including accrued interest, and weighted-average interest rate for our debt portfolio:

	March 31, 2007
	(dollars in thousands)
Loan due Applied Digital	$	11,808
Credit agreement with Royal Bank of Canada	$	1,203
Weighted-average interest rate for the three months ended March 31, 2007		11.3%

Based upon the average variable rate debt outstanding during the three months ended March 31, 2007, a 1% change in our variable interest rates would have a de minimis affect on our loss before income taxes.

The estimated fair value of our indebtedness to Applied Digital is not reasonably determinable due to the related party nature of the instrument.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2007. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2007 based on the disclosure controls evaluation.

Objective of Controls. Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 2, 2007, we issued 100,000 restricted shares of our common stock to officers under our 2002 Flexible Stock Plan. This issuance is deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act in that the issuance of securities to the recipients did not involve a public offering. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Item 5. Other Information.

On May 9, 2007, we entered into an amendment to the amended and restated supply, license and development agreement with Digital Angel dated December 27, 2005, as discussed further in Note 11, “Related Party Transactions.”

Item 6. Exhibits.

Exhibit Number	Description
2.1	Acquisition Agreement dated as of January 25, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Inc. (1)
2.2	Amendment to Acquisition Agreement dated as of March 11, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Systems Inc. (1)
2.3	Exchange Agreement dated as of June 9, 2005 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)
2.4	Waiver and Release between Applied Digital Solutions, Inc. and VeriChip Corporation (1)
2.5
Share Purchase Agreement dated as of June 10, 2005 by and among Instantel Inc., Instantel Holding Company s.ár.l., Perceptis, L.P., VeriChip Inc., Applied Digital Solutions, Inc. and VeriChip Corporation (1)

2.6	Letter Agreement dated as of December 21, 2005, by and among VeriChip Corporation, VeriChip Inc., and Applied Digital Solutions, Inc. (1)
2.7	Registration Rights Agreement dated as of June 10, 2005 between VeriChip Corporation and Perceptis, L.P. (1)
3.1	Second Amended and Restated Certificate of Incorporation of VeriChip Corporation filed with the Secretary of State of Delaware on December 18, 2006 (1)
3.2	Amended and Restated By-laws of VeriChip Corporation adopted as of December 12, 2005 (1)
4.1	Warrant Agreement dated as of August 21, 2002 between VeriChip Corporation and IBM Credit Corporation (1)
4.2	Form of Specimen Common Stock Certificate (1)
4.3	Form of Warrant to Purchase Common Stock of VeriChip Corporation (1)
10.1	VeriChip Corporation 2002 Flexible Stock Plan, as amended through December 21, 2006(2)
10.2	VeriChip Corporation 2005 Flexible Stock Plan, as amended through December 21, 2006(2)
10.3	Form of Restricted Stock Award Agreement(2)
10.4	Form of Non-Qualified Stock Option Award Agreement(2)
10.5	Fourth Amendment to Commercial Loan Agreement and Security Agreement dated as of February 13, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation (3)
10.6	Amendment to Letter Agreement dated as of March 2, 2007 between VeriChip Corporation and Daniel A. Gunther (4)
10.7	2007 Senior Management Incentive Plan for Daniel A. Gunther dated as of March 2, 2007 (4)
10.8	2006 Tax Allocation Agreement dated as of December 21, 2006 between VeriChip Corporation, Applied Digital Solutions, Inc. and the Consolidated Group(2)
10.9	VeriChip Corporation Executive Management Change in Control Plan dated March 2, 2007 (4)
10.10	VeriChip Corporation Executive Management Incentive Plan dated April 2, 2007(2)
10.11*†	First Amendment to Amended and Restated Supply, License and Development Agreement dated as of May 9, 2007 between the Registrant and Digital Angel Corporation.
31.1*	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2*	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

† Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the Registration Statement on Form S-1 previously filed by VeriChip Corporation (Registration No. 333-130754).

(2) Incorporated by reference to the Annual Report on Form 10-K previously filed by VeriChip Corporation on April 2, 2007.

(3) Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on February 15, 2007.

(4) Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on March 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VERICHIP CORPORATION (Registrant) By: /s/ William J. Caragol

Date: May 15, 2007
William J. Caragol President, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit Number	Description

10.11†	First Amendment to Amended and Restated Supply, License and Development Agreement dated as of May 9, 2007 between the Registrant and Digital Angel Corporation.

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.