Form 10-Q
period 2007-06-30
VeriChip CORP
filed 2007-08-08
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33297
VERICHIP CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-1637809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1690 South Congress Avenue, Suite 200
Delray Beach, Florida 33445	(561) 805-8008
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 7, 2007 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	9,655,999

VERICHIP CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VERICHIP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current Assets:
Cash	$10,271	$996
Accounts receivable, net of allowance for doubtful accounts of $144 (2006 - $146 )	5,956	4,486
Inventories, net of allowance	2,927	3,698
Prepaid expenses and other current assets	726	567
Deferred tax asset	196	520

Total Current Assets	20,076	10,267

Equipment, net of accumulated depreciation	890	950
Intangible assets, net of accumulated amortization	17,648	18,567
Goodwill	16,025	16,025
Deferred offering costs	—	5,079

	$54,639	$50,888

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank indebtedness	$1,084	$853
Accounts payable	1,745	3,671
Accrued expenses and other current liabilities	4,417	4,968
Note payable to Parent, current portion	1,051	—

Total Current Liabilities	8,297	9,492
Deferred tax liability	5,092	5,415
Note payable to Parent	11,115	13,635

Total Liabilities	24,504	28,542
Commitments and Contingencies

Stockholders’ Equity:
Capital stock:
Preferred stock:
Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	—	—
Common stock:
Authorized 40,000 shares, of $.01 par value; 9,653 and 6,056 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	97	61
Additional paid-in capital	53,016	39,371
Accumulated deficit	(22,941)	(17,049)
Accumulated other comprehensive loss — foreign currency translation	(37)	(37)

Total Stockholders’ Equity	30,135	22,346

	$54,639	$50,888

VERICHIP CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006

Product revenue	$7,654	$6,563	$14,495	$12,720
Service revenue	536	413	1,068	806

Total revenue	8,190	6,976	15,563	13,526

Cost of products	3,642	2,643	6,881	5,012
Cost of services	318	231	589	432

Total cost of products and services	3,960	2,874	7,470	5,444

Gross profit	4,230	4,102	8,093	8,082

Operating expenses:

Selling, general and administrative	5,344	4,225	10,741	8,232
Research and development	956	934	2,363	1,818

Total operating expenses	6,300	5,159	13,104	10,050

Operating loss	(2,070)	(1,057)	(5,011)	(1,968)

Interest income and other expense, net	144	62	83	43
Interest expense	365	154	753	282

Total other expense	509	216	836	325

Loss before income tax provision	(2,579)	(1,273)	(5,847)	(2,293)
(Benefit) provision for income taxes	—	(103)	45	(103)

Net loss	$(2,579)	$(1,170)	$(5,892)	$(2,190)

Net loss per common share — basic and diluted	$(0.29)	$(0.21)	$(0.73)	$(0.39)

Weighted average number of shares outstanding — basic and diluted	8,814	5,556	8,050	5,556

VERICHIP CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2007
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders'
	Number	Amount	Capital	Deficit	Loss	Equity

Balance December 31, 2006	$6,056	$61	$39,371	$(17,049)	$(37)	$22,346
Net loss	—	—	—	(5,892)	—	(5,892)
Stock based compensation	—	—	1,302	—	—	1,302
Issuance of shares from option exercises	397	4	268	—	—	272
Issuance of shares in public offering, net of costs of $8,033	3,100	31	12,076	—	—	12,107
Issuance of restricted stock	100	1	(1)	—	—	—

Balance June 30, 2007	$9,653	$97	$53,016	$(22,941)	$(37)	$30,135

VERICHIP CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(5,892)	$(2,190)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,247	1,172
Stock-based compensation	1,302	32
Accrued interest	738	—
Deferred income tax	—	(143)
Allowance for doubtful accounts	(2)	28
Allowance for inventory excess	395	12
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,468)	(136)
Decrease (increase) in inventories	376	(477)
Increase in prepaid expenses and other current assets	(159)	(175)
(Decrease) increase in accounts payable and accrued expenses	(748)	363

Net cash used in operating activities	(4,211)	(1,514)

Cash flows from investing activities:
Payments for equipment	(268)	(351)

Net cash used in investing activities	(268)	(351)

Cash flows from financing activities:
Short term borrowings, net	231	839
Proceeds from issuance of common shares	272	—
Payments to Parent	(3,500)	—
Borrowings from Parent	1,293	820
Initial public offering costs	(2,879)	(1,087)
Proceeds from initial public offering, net of underwriter fees	18,337	—

Net cash provided by financing activities	13,754	572

Net increase (decrease) in cash	9,275	(1,293)
Cash, beginning of period	996	1,440

Cash, end of period	$10,271	$147

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
VeriChip Corporation (the “Company”) is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002. On February 14, 2007, the Company completed an initial public offering of its common stock. As of June 30, 2007, Applied Digital Solutions, Inc., Applied Digital, or Parent, owned 57.6% of the Company’s stock.
The accompanying unaudited condensed consolidated financial statements of VeriChip Corporation and its subsidiaries (the “Company,” “Registrant,” “us,” “we,” or “our”) as of June 30, 2007 and December 31, 2006 (the December 31, 2006 financial information included in this report has been extracted from our audited financial statements included in our 2006 Annual Report on Form 10-K), and for three and six-months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Included in these estimates are assumptions about allowances for excess inventory, warranty reserves, bad debt reserves, lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, the determination of whether any impairment is to be recognized on goodwill or intangibles, among others.
The unaudited condensed consolidated statements of operations for the three and six-months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
The Company develops, markets and sells radio frequency identification, frequently referred to as RFID, systems used for the identification, location and protection of people and assets in the healthcare market. The Company’s healthcare security systems utilize external, active RFID tags to locate and protect people and assets. The Company’s VeriMed system uses the implantable microchip, a human-implantable passive RFID microchip that is used in patient identification for access to personal health records. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed system for use in medical applications in the United States.
The Company obtains the implantable microchip from Digital Angel Corporation, Digital Angel, or Affiliate, a majority-owned subsidiary of Applied Digital, under the terms of an amended and restated supply agreement. The supply agreement is discussed in Note 11, “Related Party Transactions.” Digital Angel, in turn, obtains the implantable microchip, a component of the VeriChip, from a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129 “Syringe-Implantable Identification Transponders,” which the Company refers to as the ‘129 patent. In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and the Company does not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. Digital Angel sources the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, the Company has no documentation that establishes its right to use the patented technology for human identification or security applications. Hughes, HID, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against the Company asserting that the Company is violating its rights.

The Company is aware that Digital Angel and the successor to HID are in the process of completing a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. That agreement is anticipated to have no cost to the Company. (See Note 9 “Unasserted Claim — Potential Intellectual Property Conflict” and Note 11 “Related Party Transactions”).
In April 2007, the Company’s wholly-owned subsidiary, VeriChip Corporation, a Canadian company, changed its name to XMARK Corporation, or Xmark.
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
A reconciliation of net proceeds from the initial public offering is provided as follows:

Amount

Gross proceeds from public offering	$20,150

Less fees and offering costs:
Underwriter discounts and fees	1,814
Offering costs paid prior to 2007	3,350
Offering costs paid in 2007	2,879

Net proceeds from public offering	$12,107

First Amendment to Amended and Restated Supply, License and Development Agreement
On May 9, 2007, the Company and Digital Angel Corporation, or Digital Angel, entered into a First Amendment to Amended and Restated Supply, License and Development Agreement. Under the terms of the amendment, Digital Angel has agreed to extend the minimum purchase requirement due to be purchased by the Company under the agreement by one year and to extend the term of the original agreement by one year. See Note 11 for more information.

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
We recorded compensation expense, related to stock options, of approximately $0.1 million and $0.2 million for the three and six-months ended June 30, 2007, respectively, and nil and approximately $31,000 in the three and six months ended June 30, 2006, respectively.
In December 2006, the Company issued 0.5 million shares of its restricted common stock to Scott R. Silverman, its chairman and chief executive officer, which shares are subject to forfeiture in the event that Mr. Silverman terminates his employment or the Company terminates his employment for cause on or before December 31, 2008. The Company determined the value of the stock to be $4.5 million based on the estimated value of its common stock of $9.00 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.5 million and $1.0 million in the three and six-months ended June 30, 2007 associated with the restricted stock.
In March 2007, the Company issued 0.1 million shares of its restricted common stock to two officers, which will vest on March 2, 2009. The Company determined the value of the stock to be $0.6 million based on the value of its common stock of $5.75 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.1 million in the three and six-months ended June 30, 2007 associated with this restricted stock.
In August 2007, the Company entered into a consulting agreement with an individual, who was the former Chief Executive Officer of Digital Angel, with respect to identifying, contacting and introducing strategic partners to the Company, identifying potential merger and/or acquisition opportunities for the Company to consider and participating on a committee established for the development of certain products. Under this consulting agreement the Company is issuing 107 thousand common shares. This will result in a non-cash equity compensation charge of approximately $0.7 million during the three months ended September 30, 2007.
Stock-based compensation expense is reflected in the unaudited condensed consolidated statement of operations in selling, general and administrative expense.
The Company’s computation of expected life was determined based on the simplified method. The interest rate was based on the U.S. Treasury Yield curve in effect at the time of grant. Prior to its initial public offering, the Company’s computation of expected volatility was based on the historical volatility of Applied Digital’s common stock. Effective February 9, 2007, the Company’s computation of expected volatility is to be based on the historical volatility of the Company’s comparable companies’ average historical volatility.
2. Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, VeriChip Holdings Inc., or VHI, and XMARK Corporation. All significant inter-company transactions and balances have been eliminated in consolidation.

3. Inventories

	June 30,	December 31,
	2007	2006
Raw materials	$1,913	$1,489
Work in process	943	1,255
Finished goods	632	1,119

	3,488	3,863
Allowance for excess and obsolescence	(561)	(165)

	$2,927	$3,698

4. Financing Agreements:
VHI is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to CDN $1.5 million, or approximately U.S. $1.4 million at June 30, 2007. Approximately USD $1.1 million was outstanding under the credit facility as of June 30, 2007. The annual interest rate on the facility is the Royal Bank of Canada prime rate of interest plus 1%. The borrowing limit is up to 85% of eligible accounts receivable and up to 25% of eligible inventory. Under the terms of the agreement, the Company must comply with certain reporting covenants and requirements. The loan is collateralized by all of the assets of VHI. At June 30, 2007, VHI had aggregate net assets of approximately USD $10.0 million.
The Company’s loan agreement with Applied Digital is more fully described in Note 11, “Related Party Transactions.”
5. Stockholders’ Equity
On February 14, 2007, the Company completed an initial public offering of its common stock. In connection with its initial public offering, the Company sold 3,100,000 shares of its common stock at a price of $6.50 per share. As a result, as of June 30, 2007, Applied Digital owned 57.6% of the Company’s stock.
Stock Option Plans
In April 2002, the Company’s board of directors approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares, may be granted is approximately 2.0 million. As of June 30, 2007 approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan, and 1.6 million of the options or shares granted were outstanding as of June 30, 2007. Approximately 1.4 million options are fully vested and expire up to nine years from the vesting date and 0.2 million options vest ratably over three years. As of June 30, 2007, no SARs have been granted and 22,000 shares may still be granted under the VeriChip 2002 Plan.
On April 27, 2005, Applied Digital’s board of directors approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of June 30, 2007, approximately 0.2 million options have been granted under the VeriChip 2005 Plan. None of the options are fully vested and expire up to nine years from the vesting date and vest ratably over three years. As of June 30, 2007, no SARs have been granted and 0.1 million shares may still be granted under the VeriChip 2005 Plan.
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan. Under the VeriChip 2007 Plan, the number of shares for which options, SARs or performance shares may be granted is 1.0 million. As of June 30, 2007, no options were granted under the VeriChip 2007 Plan.
In addition, as of June 30, 2007, options exercisable for approximately 0.4 million shares of the Company’s common stock have been granted outside of the Company’s plans, and 0.3 million of the options or shares granted were outstanding as of June 30, 2007. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.

In the six-months ended June 30, 2007, 0.1 million and 0.2 million options have been granted under the 2002 and 2005 VeriChip Plan, respectively. There were no options granted in the three-months ended June 30, 2007. In the six-months ended June 30, 2006, 2,012 options were granted outside of the Company’s plans.
A summary of option activity under our option plans as of June 30, 2007, and changes during the six months then ended is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Exercise
	Number of	Price Per
	Options	Share
Outstanding on January 1, 2007	2,099	$2.10
Granted(1)	307	5.73
Exercised(2)	(397)	0.69
Forfeited	(22)	5.75

Outstanding on June 30, 2007	1,987	2.91

Exercisable on June 30, 2007(3)	1,652	2.20

Options available on June 30, 2007 for future grants	1,118
(1) The total compensation expense associated with the options granted in the three and six-months ended June 30, 2007 was approximately $0.1 million. The remaining amount of the compensation expense to be recorded over the remaining vesting period of the options is approximately $0.7 million.
(2) In the three months ended June 30, 2007, 353 and 44 options were exercised under the VeriChip 2002 Plan and outside the Company’s plan, respectively. No options were exercised in the first quarter of 2007. The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Total intrinsic values of options exercised for the VeriChip 2002 Plan and outside of the Company’s plan were $1.8 million and $0.2 million for the six-months ended June 30, 2007.
(3) The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $8.59 at June 30, 2007. As of June 30, 2007, the aggregate intrinsic value of all options outstanding was $11.3 million.
The following table summarizes information about stock options at June 30, 2007 (number amounts, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Number	Life (years)	Price Per Share	Number	Price Per Share
$0.0000 to $2.0250	1,226	2.8	$0.50	1,226	$0.50
$4.0501 to $6.0750	349	9.1	5.59	66	5.11
$6.0751 to $8.1000	301	6.1	7.05	298	7.04
$8.1001 to $10.1250	106	7.5	9.23	56	8.55
$18.2251 to $20.2500	6	5.5	20.25	6	20.25

	1,987	4.7	$2.91	1,652	$2.20

The weighted average per share fair value of grants made in the six months ended June 30, 2007 and 2006 for the Company’s incentive plans was $2.93 and $15.77, respectively.
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
6. Loss per Common Share
A reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for basic and diluted loss per share:
Net loss	$(2,579)	$(1,170)	$(5,892)	$(2,190)

Denominator for basic and diluted loss per share
Weighted average shares outstanding basic and diluted	8,814	5,556	8,050	5,556

Basic and diluted loss per share	$(0.29)	$(0.21)	$(0.73)	$(0.39)

The following stock options and warrants outstanding as of June 30, 2007 and 2006 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	For the Six Months Ended
	June 30,
	2007	2006

Stock options	1,987	2,049
Warrants	444	444
Restricted common stock	600	—

	3,031	2,493

7. Segmented information:
In early 2007, the Company realigned its business into three business segments: healthcare security, implantable, and industrial. This change was made to align the Company’s financial reporting with its new operational management structure. All segment information in this Quarterly Report on Form 10-Q has been reclassified to reflect the segment realignment.
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
Implantable
The Company’s Implantable segment includes its VeriMed system using the implantable microchip, a human-implantable RFID microchip that is used in patient identification for access to personal health records. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the FDA cleared the Company’s VeriMed system for use in medical applications in the United States.
Industrial
The Company’s Industrial segment engages in marketing, selling and developing the following products:
•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity; and

•	asset management systems that industrial companies use to manage and track their mobile equipment and tools.

The following is the selected segment data as of and for the three months ended June 30:

	Healthcare
2007	Security	Implantable	Industrial	Corporate	Total

Product revenue	$5,708	$—	$1,946	$—	$7,654
Services revenue	155	—	381	—	536

	$5,863	$—	$2,327	$—	$8,190

Operating (loss) income	432	(1,309)	366	(1,559)	(2,070)
Depreciation and amortization	433	8	172	8	621
Interest income and other expense, net	183	—	61	(100)	144
Interest expense	9	—	—	356	365
Income (loss) before provision for income taxes	241	(1,309)	305	(1,816)	(2,579)

Segmented assets	$35,843	$861	$9,063	$8,872	$54,639

	Healthcare
2006	Security	Implantable	Industrial	Corporate	Total

Product revenue	$5,047	$11	$1,505	$—	$6,563
Services revenue	146	—	267	—	413

	$5,193	$11	$1,772	$—	$6,976

Operating income (loss)	(5)	(927)	432	(557)	(1,057)
Depreciation and amortization	422	10	156	10	598
Interest income and other expense, net	46	—	16	—	62
Interest expense	—	—	—	154	154
Loss (income) before provision for income taxes	(51)	(927)	416	(711)	(1,273)

Segmented assets	$35,747	$938	$9,690	$2,290	$48,665

The following is the selected segment data as of and for the six months ended June 30:

	Healthcare
2007	Security	Implantable	Industrial	Corporate	Total

Product revenue	$10,907	$1	$3,587	$—	$14,495
Services revenue	266	—	802	—	1,068

	$11,173	$1	$4,389	$—	$15,563

Operating (loss) income	96	(2,485)	568	(3,190)	(5,011)
Depreciation and amortization	825	20	382	20	1,247
Interest income and other expense, net	183	—	61	(161)	83
Interest expense	17	—	—	736	753
(Loss) income before provision for income taxes	$(104)	$(2,485)	$507	$(3,765)	$(5,847)

Segmented assets	$35,843	$861	$9,063	$8,872	$54,639

	Healthcare
2006	Security	Implantable	Industrial	Corporate	Total

Product revenue	$9,735	$101	$2,884	$—	$12,720
Services revenue	215	—	591	—	806

	$9,950	$101	$3,475	$—	$13,526

Operating income (loss)	274	(1,619)	662	(1,285)	(1,968)
Depreciation and amortization	824	19	309	19	1,171
Interest income and other expense, net	33	—	10	—	43
Interest expense	4	—	—	278	282
Income (loss) before provision for income taxes	$237	$(1,619)	$652	$(1,563)	$(2,293)

Segmented assets	$35,747	$938	$9,690	$2,290	$48,665

8. Income Taxes
We had an effective tax rate of (0.8)% and (4.5)% for the six months ended June 30, 2007 and 2006, respectively, related to our Canadian-based businesses. We incurred consolidated losses before taxes for the six months ended June 30, 2007 and 2006. However, we have not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a valuation allowance against our net U.S. deferred tax assets was appropriate based primarily on our historical operating results.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.
FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized, and the second step is to determine the amount to be recognized:
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
The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the six months ended June 30, 2007 and 2006, there was no such interest or penalty.

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
The Company is aware that Digital Angel and the successor to HID are in the process of completing a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. That agreement is anticipated to have no cost to the Company.
Under the circumstances, the accompanying financial statements make no provision with respect to the unasserted claim described above.
10. Legal proceedings
The Company is engaged in certain legal actions and management believes that the ultimate outcome of these actions will not have a material adverse effect on the Company’s operating results, liquidity or financial position.
Metro Risk
On January 10, 2005, the Company commenced an action in the Circuit Court for Palm Beach County, Florida, against Metro Risk Management Group, LLC, or Metro Risk. In this suit, the Company has claimed that Metro Risk breached the parties’ three international distribution agreements by failing to meet required minimum purchase obligations. On July 1, 2005, Metro Risk asserted a counterclaim against the Company for breach of contract and fraud in the inducement. Specifically, in its claim for breach of contract, Metro Risk alleged that the Company breached the exclusivity provision of the parties’ distribution agreements by later signing a different distribution agreement with a large distributor of medical supplies. Metro Risk asserted that the distribution agreement with this other distributor included areas in Europe. Moreover, regarding its claim for fraud in the inducement, Metro Risk alleged that the Company fraudulently induced Metro Risk into signing the distribution agreements by promising millions of dollars in profits and then later signing a different distribution agreement with a large distributor of medical supplies. By virtue of its counterclaim, Metro Risk seeks reliance damages in the amount of $155,000, which represents the amount of money advanced by Metro Risk for the project, lost profits, and attorneys’ fees. Given the early stage of the matter and because discovery has recently begun, counsel is currently unable to assess the Company’s risk.
Stock Option Plans
The Company has received demand letters from attorneys for several former employees and/or consultants of the Company and our parent company, Applied Digital, asserting claims related to stock options to acquire approximately 540 thousand shares of the Company’s common stock that management believes that such employees and/or consultants had forfeited when they ceased their employment or relationship with the Company and/or Applied Digital. The Company believes that all of these potential claims are without merit and intend to vigorously defend them in the event the claims are asserted or litigated.

The Company is a party to various legal actions, as either plaintiff or defendant, including the matter identified above, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.
11. Related Party Transactions
Transition Services Agreement with Applied Digital
During the six months ended June 30, 2007, Applied Digital provided certain general and administrative services to the Company including, accounting, finance, payroll and legal services, telephone, rent and other miscellaneous items. The costs of these services, which are included in the Company’s statement of operations in selling, general and administrative expense, were determined based on the Company’s use of such services. In determining the estimated use by the Company, Applied Digital and the Company determined the actual cost incurred for each of the services provided and determined the allocation of each of such costs that were attributable to the Company’s operations.
The services provided and the basis of allocation was as follows:
•	Accounting, finance and payroll services — these costs were allocated based upon a percentage of the total labor dollars incurred by Applied Digital’s accounting, finance and payroll staff in performing such functions for the Company;

•	Legal services — the costs were allocated based upon a percentage of Applied Digital’s general counsel’s salary and benefits based upon the estimated time spent by its general counsel on the Company’s legal issues;

•	Accounting fees — these costs were allocated based upon actual total fees charged by third party accountants and considering the amount of such accounting fees that the Company would have incurred if it was a stand-alone entity;

•	Rent — the cost was determined based upon the amount of office space square footage used by the Company’s employees; and

•	Telephone, office supplies and other costs — these costs were allocated based upon a percentage of the services or supplies that were deemed to be incurred by the Company.
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

Management believes that the fees charged for these services are reasonable and consistent with what the expenses would have been on a stand-alone basis. The costs of these services to the Company were $0.1 million and $0.3 million for the three and six months ended June 30, 2007 and 2006, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2006, respectively.
Loan Agreement with Applied Digital
Applied Digital has funded and financed the Company’s operations since inception, which has resulted in an amount due to Applied Digital totaling $12.2 million and $13.6 million at June 30, 2007 and December 31, 2006, respectively. On December 27, 2005, the Company and Applied Digital converted the amounts due to Applied Digital, including interest accrued, into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note.
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
Interest expense incurred under the loan for the three and six months ended June 30, 2007 was $0.4 million and $0.7 million, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2006. The previously floating rate of interest negotiated between the parties was based upon the rate that Applied Digital has historically charged to its wholly-owned subsidiaries. On October 6, 2006, the interest rate was modified as discussed above. The modified interest rate was negotiated between the parties and represents the current rate that Applied Digital is incurring on debt owed to its lender. Depending upon the Company’s future operating performance, this interest rate may not be comparable to the terms that the Company could obtain from independent third parties.

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
The Company’s purchases of product under the supply and development agreement were approximately $0.0 million and $0.2 million in the six-months ended June, 2007 and 2006, respectively. Under the terms of the May 9, 2007 amendment, the term of the agreement was extended from March 2013 to March 2014. Also, under the May 9, 2007 amendment, the annual minimum purchase requirements were each extended one year and, accordingly, there is no minimum purchase requirement in 2007. The approximately $0.9 million originally required to be purchased in 2007 is now required to be purchased in 2008, less purchases made in 2006 and 2007. As long as the Company continues to meet minimum purchase requirements, the supply and development agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The supply and development agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if the Company does not take delivery and pay for a minimum number of microchips as specified in the supply and development agreement. Further, the supply and development agreement provides that Digital Angel shall, at the Company’s option, furnish and operate a computer database to provide data collection, storage and related services for the Company’s customers for a fee as provided. The Company does not currently utilize this service.
The terms of the original supply and development agreement and each amendment were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.
Digital Angel relies solely on a production agreement with RME, a subsidiary of Raytheon Company for the manufacture of its human-implantable microchip products. RME utilizes Digital Angel’s equipment in the production of the microchips. Digital Angel entered into a new production agreement with RME related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by the Company expiring on June 30, 2010. The technology underlying these systems is covered, in part, by U. S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders,” which the Company refers to as the ‘129 patent. In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use related to Digital Angel’s Animal Applications segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party.
The Company does not anticipate generating more than nominal revenue from the sale of its human implantable microchips prior to the expiration of the patent in April 2008. Hughes, HID, any of their respective successors in interest, or any party to whom one of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against the Company asserting that the Company is violating its rights. If such a claim is successful, sales of the Company’s human implantable systems could be enjoined, and the Company could be required to cease its efforts to create a market for these systems, until the patent expires in April 2008. In addition, the Company could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, the Company would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to its reputation and the potential impairment in the marketability of its systems even after the expiration of the patent, which could harm the Company’s business and negatively affect its prospects. (See Note 9 “Unasserted Claim — Potential Intellectual Property Conflict”).
The Company is aware that Digital Angel and the successor to HID are in the process of completing a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. That agreement is anticipated to have no cost to the Company. (See Note 9 “Unasserted Claim — Potential Intellectual Property Conflict”).

Legal Services
During 2006, the Company deferred legal fees of $0.8 million, respectively, to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, or Akin Gump. Tommy G. Thompson, a partner with Akin Gump, was a member of the Company’s board of directors from July 2005 to March 8, 2007, and, as a result of his directorship services, holds fully vested options to purchase 55,556 shares of the Company’s common stock.
Pledge Agreement of Applied Digital
On August 24, 2006, Applied Digital pledged 65% of its ownership in the Company’s common stock to its lender under the terms of a note and pledge agreement. The note is due in August 2009. This note replaced a previous note issued by Applied Digital which was due in June 2007.
12. Supplementary Cash Flow Information

	For the Six Months Ended
	June 30,
	2007	2006
Income taxes paid	$105	$210
Interest paid	40	4

	$145	$214

In the six months ended June 30, 2007 and 2006, the Company had the following non-cash investing and financing activities:

	Six Months Ended
	June 30,
	2007	2006

Non-cash financing activities:
Offering costs	$—	$440
13. Exit and Disposal Activity
In November 2006, the Company made the decision to consolidate its healthcare security operations into an existing facility located in Ottawa, Ontario, Canada to eliminate duplicative functions and to improve operating efficiencies. The consolidation entailed the closing of operations in Vancouver, British Columbia. The Company substantially completed the consolidation by March 31, 2007. As a result of the consolidation, for the three and six-months ended June 30, 2007, the Company has recorded charges of nil and $0.3 million, resulting from payroll related charges. Such charges are reflected in the consolidated statement of operations in selling, general and administrative expense and in research and development expenses.
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

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K and include:
•	our ability to successfully implement our business strategy;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations;

•	borrowings under our existing bank facility are payable on demand and the facility could be terminated at any time without notice;

•	the impact on our success of the relative maturity in the United States, and limited size, of the markets for our infant protection and wander prevention systems and vibration monitoring instruments;

•	the degree of success we have in leveraging our brand reputation, reseller network and end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/staff location and identification systems;

•	the rate and extent of the U.S. healthcare industry’s adoption of radio frequency identification, or RFID, asset/staff location and identification systems;

•	the relative degree of market acceptance of our zonal, or cell identification, active RFID systems compared to competing technologies, such as lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-based location and wireless networking technologies;

•	our ability to complete our efforts to introduce new vibration monitoring instrumentation products;

•	uncertainty as to whether we will be able to increase our sales of infant protection and wander prevention systems outside of North America;

•	our reliance on third-party dealers to successfully market and sell our products;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	uncertainty as to whether a market for our VeriMed and Evitrace systems will develop and whether we will be able to generate more than a nominal level of revenue from the sale of these systems;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	market acceptance of our VeriMed system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•	a potential disruption to our business, loss of sales and higher expense if we are unable to obtain the implantable microchip used in our VeriMed and Evitrace systems from our sister company Digital Angel and other risks related to our supply agreement with Digital Angel;

•	our ability to provide uninterrupted, secure access to the VeriMed database;

•	conflict of interest risks related to our continued affiliation with Digital Angel and our parent company, Applied Digital; and

•	our ability to establish and maintain proper and effective internal accounting and financial controls.
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
The principal offering of our implantable segment is our VeriMed system using the implantable microchip, a FDA cleared human-implantable RFID microchip that is used in patient identification for access to personal health records.
Our industrial segment encompasses the sale of vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity.

Our industrial segment also encompasses the sale of asset management systems used by industrial companies to manage and track their mobile equipment and tools.
Highlights for our second quarter ended June 30, 2007, included:
•	The Company sold its 1,300th infant protection system and continues to be the leading provider of infant protection systems in North America.

•	The Company added 78 new hospitals to its VeriMed Patient Identification System network at the Emergency Department Practice Management Association’s conference in May.

•	25 Alzheimer’s patients and caregivers received the VeriMed RFID implantable microchip at the Alzheimer’s Educational Conference in June.

•	The number of hospitals enrolled in the VeriMed network increased by 24.3% from 515 at the end of the 2007 first quarter to 640 at the end of the 2007 second quarter. The number of protocol-adopted hospitals (included in the aforementioned hospitals) increased by 45% from 109 at the end of the 2007 first quarter to 158 at the end of the 2007 second quarter.
Results of Operations
The table below sets forth data from our consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, expressed as a percentage of total revenue. To date, substantially all of our revenue consists of revenue from our Canadian-based healthcare security and industrial businesses, which were acquired in the first half of 2005.
Through June 30, 2007, we have recorded nominal revenue from sales of our VeriMed system. Over time, we expect that sales of our VeriMed system will become a significant part of our revenue, although there can be no assurance that they will.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Product revenue	93.5%	94.1%	93.1%	94.0%
Service revenue	6.5	5.9	6.9	6.0

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of products sold	44.5	37.9	44.2	37.1
Cost of services sold	3.9	3.3	3.8	3.2

Gross profit	51.6	58.8	52.0	59.7
Selling, general and administrative expense	65.2	60.5	69.0	60.9
Research and development	11.6	13.4	15.2	13.4
Other expense	1.8	0.9	0.5	0.3
Interest expense	4.5	2.2	4.8	2.1

Loss before provision for income taxes	(31.5)	(18.2)	(37.6)	(17.0)
Provision for income taxes	0.0	(1.4)	(0.3)	(0.8)

Net loss attributable to common stockholder	(31.5)%	(16.8)%	(37.9)%	(16.2)%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
The table below presents unaudited condensed statement of operations data by segment and in total for the three months ended June 30, 2007 and 2006.

	2007
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$5,708	$—	$1,946	$—	$7,654
Service revenue	155	—	381	—	536

Total revenue	5,863	—	2,327	—	8,190

Gross profit	3,043	—	1,187	—	4,230

Selling, general and administrative	2,053	1,211	521	1,559	5,344
Research and development	558	98	300	—	956

Total operating expenses	2,611	1,309	821	1,559	6,300

Operating (loss) income	$432	$(1,309)	$366	$(1,559)	$(2,070)

	2006
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$5,047	$11	$1,505	$—	$6,563
Service revenue	146	—	267	—	413

Total revenue	5,193	11	1,772	—	6,976

Gross profit	2,972	1	1,129	—	4,102

Selling, general and administrative	2,252	928	488	557	4,225
Research and development	725	—	209	—	934

Total operating expenses	2,977	928	697	557	5,159

Operating income (loss)	$(5)	$(927)	$432	$(557)	$(1,057)

Revenue
Revenue for the three months ended June 30, 2007 was $8.2 million, an increase of $1.2 million, or 17.4%, compared to the comparable period of the prior year.

Our healthcare security segment’s revenue was $5.9 million for the three months ended June 30, 2007 compared to $5.2 million for the three months ended June 30, 2006. The $0.7 million increase in revenue in our healthcare security segment is primarily attributable to increased sales of infant protection systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base. Revenue from the sale of our wander prevention products also increased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.
Our industrial segment’s revenue was $2.3 million for the three months ended June 30, 2007 compared to $1.8 million for the three months ended June 30, 2006. The $0.5 million increase in revenue in our industrial segment reflects continued strong demand in the worldwide construction market for our vibration monitoring systems. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.
Our implantable segment revenue was nil for the three months ended June 30, 2007 compared to $11,000 for the three months ended June 30, 2006. This decrease is attributable to the sale of access security systems in early 2006 prior to the shift in our sales and marketing efforts to the build out of our VeriMed business.
Gross Profit and Gross Profit Margin
Our cost of products consists of component parts, direct labor and finished goods. Component parts and finished goods are purchased from contract manufacturers, including our implantable microchip and scanners used in our VeriMed system, which are purchased as finished goods under the terms of our agreement with Digital Angel Corporation, or Digital Angel. Moreover, included in our cost of products is amortization of intangible assets acquired in the acquisitions of Instantel Corporation and EXI Wireless Inc., during the first half of 2005. Such amortization amounted to $0.5 million for the three months ended June 30, 2007 and 2006.
Cost of services consists primarily of third-party installation services in connection with direct sales to healthcare customers. In addition, cost of services sold in our industrial segment consists of servicing our existing systems, principally the calibration services we provide for our vibration monitoring instruments.
Gross profit for the three months ended June 30, 2007 was $4.2 million compared to $4.1 million for the three months ended June 30, 2006. As a percentage of revenue, our gross profit margin was 51.6% and 58.8% for the three months ended June 30, 2007 and 2006, respectively.
Our healthcare security segment’s gross profit was $3.0 million for the three months ended June 30, 2007 and 2006. Our healthcare security segment’s gross profit margin decreased to 51.9% in the three months ended June 30, 2007 compared to 57.2% in the three months ended June 30, 2006. The decline in gross profit margin is the result of increased warranty costs related to our former Vancouver operations. We have implemented a process to reduce these costs and management believes that the process will result in gross margins increasing by the end of 2007.
Our industrial segment’s gross profit for the three months ended June 30, 2007 was $1.2 million compared to $1.1 million for the three months ended June 30, 2006. Our industrial segment’s gross profit margin decreased to 51.0% in the three months ended June 30, 2007 compared to 63.7% in the three months ended June 30, 2006. The decline in gross profit margin resulted from increased inventory reserves for slower moving inventory and due to increased revenues from tool management products compared to the three months ended June 30, 2006, which have a lower gross margin that our vibration monitoring products.
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

Selling, general and administrative expense increased $1.1 million to $5.3 million for the three months ended June 30, 2007 as compared to $4.2 million for the three months ended June 30, 2006. As a percentage of revenue, selling, general and administrative expense was 65.3% and 60.6% for the three months ended June 30, 2007 and 2006, respectively.
During the three months ended June 30, 2007 and 2006, we incurred stock-based compensation expense of $0.6 million and $31,000, respectively.
Included in selling, general and administrative expense was $0.1 and $0.2 million of certain general and administrative services provided to us by Applied Digital, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in both the three months ended June 30, 2007 and 2006.
Selling, general and administrative expense included depreciation and amortization expense of approximately $0.6 million for the three months ended June 30, 2007 and 2006.
Our healthcare security segment’s selling, general and administrative expense was $2.1 million in the three months ended June 30, 2007 as compared to $2.3 million in the three months ended June 30, 2006. The decrease of $0.2 million is a result of cost savings from the close of our Vancouver operations which was completed in the first quarter of 2007. As a percentage of our healthcare security segment’s revenue, selling, general and administrative expense was 35.0% and 43.4% for the three months ended June 30, 2007 and 2006, respectively.
Our industrial segment’s selling, general and administrative expense remained constant at approximately $0.5 million for the three months ended June 30, 2007 and 2006. As a percentage of our industrial segment’s revenue, selling, general and administrative expense was 22.4% and 27.5% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, respectively. We attribute the decrease in selling, general, and administrative expense as a percentage of segment revenue primarily to revenue growth in our vibration monitoring business and the fixed nature of our general and administrative expenses.
Our implantable segment’s selling, general and administrative expense increased to $1.2 million from $0.9 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase was due to our increased sales and marketing expenses associated with the build out of our VeriMed business, primarily through increased sales staff and fees related to our market development efforts.
Our corporate segment’s selling, general and administrative expense increased from $0.6 million to $1.6 million in three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase was due primarily to the additional costs resulting from equity based compensation and increased costs related to becoming a public entity during the three months ended June 30, 2007.
Research and Development
Our research and development expense consists primarily of payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expenses are incurred only in our healthcare security and industrial segments.
Research and development expense was $1.0 million for the three months ended June 30, 2007 compared to $0.9 million for the three months ended June 30, 2006. As a percentage of revenue, research and development expense was 11.7% and 13.4% for the three months ended June 30, 2007 and 2006, respectively.
Our healthcare security segment’s research and development expense decreased from $0.7 million to approximately $0.6 million for the three months ended June 30, 2006. This decrease is attributable to the savings realized from the consolidation of our R&D efforts from Vancouver to Ottawa, which was completed in the first quarter of 2007.

Our industrial segment’s research and development expense was approximately $0.3 million for the three months ended June 30, 2007 as compared to $0.2 in the three months ended June 30, 2006.
Interest Expense
Interest expense was $0.4 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. The increase in interest expense was due to the increased amount owed and increased interest rate under our loan agreement with Applied Digital, and our increased borrowings under our revolving credit facility with the Royal Bank of Canada. We used a portion of the proceeds from our initial public offering to repay $3.5 million of outstanding indebtedness owed to Applied Digital at the closing of our initial public offering. During the three months ended June 30, 2007 and 2006, the interest rate under our loan agreement with Applied Digital was 12% and 7% per annum, respectively.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
The table below presents statement of operations data by segment and in total for the six months ended June 30, 2007 and 2006.

	2007
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$10,907	$1	$3,587	$—	$14,495
Service revenue	266	—	802	—	1,068

Total revenue	11,173	1	4,389	—	15,563

Gross profit	5,766	1	2,326	—	8,093

Selling, general and administrative	4,046	2,388	1,117	3,190	10,741
Research and development	1,624	98	641	—	2,363

Total operating expenses	5,670	2,486	1,758	3,190	13,104

Operating (loss) income	$96	$(2,485)	$568	$(3,190)	$(5,011)

	2006
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$9,735	$101	$2,884	$—	$12,720
Service revenue	215	—	591	—	806

Total revenue	9,950	101	3,475	—	13,526

Gross profit	5,868	46	2,168	—	8,082

Selling, general and administrative	4,289	1,665	993	1,285	8,232
Research and development	1,305	—	513	—	1,818

Total operating expenses	5,594	1,665	1,506	1,285	10,050

Operating income (loss)	$274	$(1,619)	$662	$(1,285)	$(1,968)

Revenue
Revenue for the six months ended June 30, 2007 was $15.6 million, an increase of $13.5 million, or 15.1%, compared to the comparable period of the prior year.
Our healthcare security segment’s revenue was $11.2 million for the six months ended June 30, 2007 compared to $10.0 million for the six months ended June 30, 2006. The $1.2 million increase in revenue in our healthcare security segment is primarily attributable to increased sales of infant protection systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base. Revenue from the sale of our wander prevention products also increased for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.
Our industrial segment’s revenue was $4.4 million for the six months ended June 30, 2007 compared to $3.5 million for the six months ended June 30, 2006. The $0.9 million increase in revenue in our industrial segment reflects continued strong demand in the worldwide construction market for our vibration monitoring systems. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.
Our implantable segment’s revenue was $1,000 for the six months ended June 30, 2007 compared to $101,000 for the six months ended June 30, 2006. This decrease is attributable to the sale of access security systems to several international distributors in the first three months of 2006 prior to the shift in our sales and marketing efforts to the build out of our VeriMed business.
Gross Profit and Gross Profit Margin
Our cost of products consists of component parts, direct labor and finished goods. Component parts and finished goods are purchased from contract manufacturers, including our implantable microchip and scanners used in our VeriMed system, which are purchased as finished goods under the terms of our agreement with Digital Angel Corporation, or Digital Angel. Moreover, included in our cost of products is amortization of intangible assets acquired in the acquisitions of Instantel Corporation and EXI Wireless Inc., during the first half of 2005. Such amortization amounted to $0.9 million for the six months ended June 30, 2007 and 2006.

Cost of services consists primarily of third-party installation services in connection with direct sales to healthcare customers. In addition, cost of services sold in our industrial segment consists of servicing our existing systems, principally the calibration services we provide for our vibration monitoring instruments.
Gross profit for the six months ended June 30, 2007 was $8.1 million for the six months ended June 30, 2007 and 2006. As a percentage of revenue, our gross profit margin was 52.0% and 59.8% for the six months ended June 30, 2007 and 2006, respectively.
Our healthcare security segment’s gross profit for the six months ended June 30, 2007 was $5.8 million compared to $5.9 million for the six months ended June 30, 2006. Comparing the same six month periods, gross profit margin decreased from 59.0% in the six months ended June 30, 2006 to 51.6% in the six months ended June 30, 2006. The decline in gross profit margin is the result of increased warranty costs related to our former Vancouver operations. We have implemented a process to reduce these costs and management believes that the process will result in gross margins increasing by the end of 2007.
Our industrial segment’s gross profit for the six months ended June 30, 2007 was $2.3 million compared to $2.2 million for the six months ended June 30, 2006. Our industrial segment’s gross profit margin decreased to 53.0% in the six months ended June 30, 2007 compared to 62.4% in the six months ended June 30, 2006. The decline in gross profit margin resulted from increased inventory reserves for slower moving inventory and due to increased revenues from tool management products compared to the six months ended June 30, 2006, which have a lower gross margin that our vibration monitoring products.
Our implantable segment’s gross profit decreased from $46,000 for the six months ended June 30, 2006 to $1,000 for the six months ended June 30, 2007. The $45,000 decrease resulted from the decrease in revenue resulting from the shift of our sales and marketing strategy in early 2006 to focus of the build out of our VeriMed business. In the first three months of 2006 we sold a number of access control systems to international distribution partners.
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
Selling, general and administrative expense increased $2.5 million to $10.7 million for the six months ended June 30, 2007 as compared to $8.2 million for the six months ended June 30, 2006. As a percentage of revenue, selling, general and administrative expense was 69.0% and 60.9% for the six months ended June 30, 2007 and 2006, respectively. We expect the increased year over year selling, general and administrative expense to continue as a result of the build out of our Verimed business, the cost resulting from equity based compensation, and the cost related to becoming a public entity.
During the six months ended June 30, 2007 and 2006, we incurred stock-based compensation expense of $1.3 million and $31,000, respectively.
Included in selling, general and administrative expense was $0.2 million of certain general and administrative services provided to us by Applied Digital, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in both the six months ended June 30, 2007 and 2006.
Selling, general and administrative expense included depreciation and amortization expense of approximately $1.2 million for both the six months ended June 30, 2007 and 2006.
Our healthcare security segment’s selling, general and administrative expense was $4.0 million and $4.3 million in the six months ended June 30, 2007 and 2006, respectively. As a percentage of our healthcare security segment’s revenue, selling, general and administrative expense was 36.2% and 43.1% for the six months ended June 30, 2007 and 2006, respectively. The decrease of $0.3 million is a result of cost savings from the closing of our Vancouver operations in the first quarter of 2007. We expect to realize additional cost savings year over year from the closing of our Vancouver operations.

Our industrial segment’s selling, general and administrative expense decreased approximately $0.9 million to $1.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. As a percentage of our industrial segment’s revenue, selling, general and administrative expense was 25.5% and 28.6% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, respectively. We attribute the decrease in selling, general, and administrative expense as a percentage of segment revenue primarily to revenue growth in our vibration monitoring business and the fixed nature of our general and administrative expenses.
Our implantable segment’s selling, general and administrative expense increased $0.7 million to $2.4 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was due to our increased sales and marketing expenses associated with the build out of our VeriMed business, primarily through increased sales staff and fees related to our market development efforts.
Our corporate segment’s selling, general and administrative expense increased $1.9 million to $3.2 million in six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was due primarily to the additional costs resulting from equity based compensation and increased costs related to becoming a public entity during the six months ended June 30, 2007. We expect the increased year over year selling, general and administrative expense to continue as a result of the costs of equity based compensation and costs related to becoming a public entity.
Research and Development
Our research and development expense consists primarily of payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expenses are incurred only in our healthcare security and industrial segments.
Research and development expense was $2.4 million for the six months ended June 30, 2007 compared to $1.8 million for the six months ended June 30, 2006. As a percentage of revenue, research and development expense was 15.2% and 13.4% for the six months ended June 30, 2007 and 2006, respectively.
Our healthcare security segment’s research and development expense increased $0.3 million to approximately $1.6 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in our healthcare security segment’s research and development expense was due to the costs of duplicative staffing during the period that we were closing our Vancouver facility in early 2007.
Our industrial segment’s research and development expense was approximately $0.6 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.
Interest Expense
Interest expense was $0.8 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest expense was due to the increased amount owed and increased interest rate under our loan agreement with Applied Digital, and our increased borrowings under our revolving credit facility with the Royal Bank of Canada. We used a portion of the proceeds from our initial public offering to repay $3.5 million of outstanding indebtedness owed to Applied Digital at the closing of our initial public offering. During the six months ended June 30, 2007 and 2006, the interest rate under our loan agreement with Applied Digital was 12% and 7% per annum, respectively.

Liquidity and Capital Resources
As of June 30, 2007, cash totaled $10.3 million compared to cash of approximately $1.0 million at December 31, 2006.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $4.2 million and $1.5 million during the six months ended June 30, 2007 and 2006, respectively. For each of the periods presented, cash was used primarily to fund operating losses, accounts receivable, and payments of accounts payable and accrued expenses.
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
Cash Flows from Investing Activities
Investing activities used cash of $0.3 million and $0.4 million during the six months ended June 30, 2007 and 2006, respectively, which was used to purchase equipment.
Cash Flows from Financing Activities
Financing activities provided cash of $13.8 million and $0.6 million during the six months ended June 30, 2007 and 2006, respectively. In the six months ended June 30, 2007 and 2006, cash of $0.2 million and $0.8 million was provided from net borrowings under our credit agreement with the Royal Bank of Canada and cash of $(3.5) million was paid to Applied Digital in the six months ended June 30, 2007. During the six months ended June 30, 2007 and 2006, borrowing of $1.3 million and $0.8 million were made from Applied Digital. During the six months ended June 30, 2007, cash of $15.5 million was provided from our initial public offering, net of underwriting fees and offering costs.
Credit Facilities
Prior to the date of our initial public offering, which was consummated on February 14, 2007, we financed a significant portion of our operations and investing activities primarily through funds that Applied Digital provided. As of June 30, 2007, we were indebted to Applied Digital in the amount of $12.2 million.

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
Our subsidiary, VeriChip Holdings Inc., or VHI, has entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately $1.4 million based on the exchange rate as of June 30, 2007, of revolving credit loans, provided that outstanding borrowings under the facility may not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement, of VHI, or CDN$3.8 million at June 30, 2007. At June 30, 2007, $1.1 million was outstanding under the facility. The facility is not a committed facility as it provides that loans are made available to VHI at the sole discretion of RBC and that RBC may cancel or restrict the availability or any unutilized portion thereof at any time or from time to time. Borrowings may be made in either Canadian or U.S. dollars, are repayable on demand, as a result of which outstanding borrowings under the facility are reflected as current liabilities in our consolidated financial statements, and bear interest at a floating rate per annum equal to the Canadian or U.S. dollar prime rate, as applicable, announced by RBC from time to time, plus in each case 1%. The facility also provides for letters of credit and letters of guarantee denominated in Canadian dollars. Borrowings, letters of credit and letters of guarantee under the facility are secured by all of the assets of VHI and its subsidiary, and is guaranteed by VHI’s subsidiary in the amount of CDN$2.0 million. The loan agreements contain customary representations and warranties and events of default for loan arrangements of this type. In addition, the loan agreements contain customary covenants restricting VHI’s ability to, among other things, merge or enter into business combinations, create liens, or sell or otherwise transfer assets. The foregoing is a summary of the material terms of the credit facility and related agreements, and is qualified in its entirety by reference to the terms and provisions of those agreements.
Financial Condition
As of June 30, 2007, we had working capital of approximately $11.8 million and an accumulated deficit of $23.0 million compared to a working capital of approximately $0.8 million and an accumulated deficit of approximately $17.0 million as of December 31, 2006. The increase in working capital was primarily due to proceeds from our initial public offering completed on February 14, 2007, net of offering costs and underwriter fees, on February 14, 2007.

We believe that with the remaining net proceeds of our initial public offering, together with the cash we have on hand, our expected borrowing capacity under current or new bank facilities and operating cash flows we expect to generate, we will have sufficient funds available to cover our cash requirements, including capital expenditures, debt service requirements and the minimum purchase obligations under our supply agreement with Digital Angel, for at least the next twenty four months. However, a decrease in operating cash flows from our healthcare security and industrial businesses, or our inability to enter into a larger, committed bank credit facility, or failure to control or, as necessary, reduce costs related to our continuing investment in our VeriMed business, would have a material adverse effect on our planned business operations, financial condition, results of operations and liquidity.
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
Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required. Due to the minimal amounts of foreign currency exchange gains and losses and translation adjustments during the six months ended June 30, 2007, a sensitivity analysis of fluctuations in foreign currency exchange rates is not required. During the three and six months ended June 30, 2007, we incurred $0.2 million in foreign exchange loss primarily from the fluctuation of Canadian dollar exchange related RBC credit facility and other Canadian denominated liabilities.
The table below presents the principal amount, including accrued interest, and weighted-average interest rate for our debt portfolio:

June 30, 2007
(dollars in thousands)
Loan due Applied Digital	$12,167
Credit agreement with Royal Bank of Canada	$1,084
Weighted-average interest rate for the six months ended June 30, 2007	11.2%
Based upon the average variable rate debt outstanding during the three months ended June 30, 2007, a 1% change in our variable interest rates would have a de minimis affect on our loss before income taxes.
The estimated fair value of our indebtedness to Applied Digital is not reasonably determinable due to the related party nature of the instrument.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2007. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2007 based on the disclosure controls evaluation.
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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The Company has received demand letters from attorneys for several former employees and/or consultants of the Company and our parent company, Applied Digital, asserting claims related to stock options to acquire approximately 540 thousand shares of the Company’s common stock that management believes that such employees and/or consultants had forfeited when they ceased their employment or relationship with the Company and/or Applied Digital. The Company believes that all of these potential claims are without merit and intend to vigorously defend them in the event the claims are asserted or litigated.
The Company is a party to various legal actions, as either plaintiff or defendant, including the matter identified above, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.
An annual meeting of our shareholders was held on June 14, 2007 to:
(1) Elect five directors to hold office until the 2008 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. The results of the vote to elect five directors were as follows:

Name of Director	For	Withheld
Scott R. Silverman	7,274,252	417,210
Jeffrey S. Cobb	7,674,283	17,179
Paul C. Green	7,674,273	17,189
Daniel E. Penni	7,674,283	17,179
Constance K. Weaver	7,674,330	17,133
(2) To ratify the appointment of Eisner LLP as independent auditors of the Company for the year ending December 31, 2007. The proposal received 7,684,613 votes for,5,275 votes against, 1,575 abstentions and no broker non-votes;
(3) To approve and adopt the Company’s 2007 Stock Incentive Plan. The proposal received 6,083,417 votes for, 264,235 votes against, 5,740 abstentions and 1,338,071 broker non-votes.
Each of the three proposals was approved by the Company’s stockholders.
Item 5. Other Information.
On August 8, 2007, the Company entered into a consulting agreement with Randolph K. Geissler. Mr. Geissler, who is the former Chief Executive Officer of Digital Angel, possesses considerable industry knowledge and experience, has agreed to perform consulting work with respect to identifying, contacting and introducing strategic partners to the Company, identifying potential merger and/or acquisition opportunities for the Company to consider and participating on a committee established for the development of certain products (the “Services”). Under the terms of the consulting agreement, Mr. Geissler will receive 107,000 shares of the Company’s common stock and will be reimbursed for all actual reasonable and necessary expenses, which are directly related to the Services, provided that the Company grants prior approval of any expenditure. The term of the agreement is for one year.

Item 6. Exhibits.

Exhibit
Number	Description
2.1	Acquisition Agreement dated as of January 25, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Inc.(1)
2.2	Amendment to Acquisition Agreement dated as of March 11, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Systems Inc.(1)
2.3	Exchange Agreement dated as of June 9, 2005 between Applied Digital Solutions, Inc. and VeriChip Corporation(1)
2.4	Waiver and Release between Applied Digital Solutions, Inc. and VeriChip Corporation(1)
2.5	Share Purchase Agreement dated as of June 10, 2005 by and among Instantel Inc., Instantel Holding Company s.ár.l., Perceptis, L.P., VeriChip Inc., Applied Digital Solutions, Inc. and VeriChip Corporation (1)
2.6	Letter Agreement dated as of December 21, 2005, by and among VeriChip Corporation, VeriChip Inc., and Applied Digital Solutions, Inc.(1)
2.7	Registration Rights Agreement dated as of June 10, 2005 between VeriChip Corporation and Perceptis, L.P.(1)
3.1	Second Amended and Restated Certificate of Incorporation of VeriChip Corporation filed with the Secretary of State of Delaware on December 18, 2006(1)
3.2	Amended and Restated By-laws of VeriChip Corporation adopted as of December 12, 2005(1)
4.1	Warrant Agreement dated as of August 21, 2002 between VeriChip Corporation and IBM Credit Corporation (1)
4.2	Form of Specimen Common Stock Certificate(1)
4.3	Form of Warrant to Purchase Common Stock of VeriChip Corporation(1)
10.1*	Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan
10.2*	Consulting Agreement dated as of August 8, 2007 between VeriChip Corporation and Randolph K. Geissler
10.3	VeriChip Corporation Executive Management Incentive Plan dated April 2, 2007(2)
10.4	First Amendment to Amended and Restated Supply, License and Development Agreement dated as of May 9, 2007 between the Registrant and Digital Angel Corporation (3)
10.5	VeriChip Corporation 2007 Stock Incentive Plan, adopted as of June 14, 2007(4)
31.1*	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2*	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by VeriChip Corporation (Registration No. 333-130754).

(2)	Incorporated by reference to the Annual Report on Form 10-K previously filed by VeriChip Corporation on April 2, 2007.

(3)	Incorporated by reference to the Quarterly Report on Form 10-Q previously filed by VeriChip Corporation on May 15, 2007.

(4)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on June 20, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VERICHIP CORPORATION (Registrant)
Date: August 8, 2007	By:	/s/ William J. Caragol
William J. Caragol
President, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit
Number	Description

10.1	Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan
10.2	Consulting Agreement dated as of August 8, 2007 between VeriChip Corporation and Randolph K. Geissler
31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002