Form 10-Q
period 2007-09-30
VeriChip CORP
filed 2007-11-08
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 2, 2007 is as follows:

Class Common Stock: $0.01 Par Value	Number of Shares 10,114,766

VERICHIP CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VERICHIP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current Assets:
Cash	$9,680	$996
Accounts receivable, net of allowance for doubtful accounts of $144 (2006 - $146)	4,888	4,486
Inventories, net of allowance	2,871	3,698
Prepaid expenses and other current assets	865	567
Deferred tax asset	196	520

Total Current Assets	18,500	10,267
Equipment, net of accumulated depreciation	898	950
Intangible assets, net of accumulated amortization	17,200	18,567
Goodwill	16,025	16,025
Deferred offering costs	—	5,079

	$52,623	$50,888

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank indebtedness	$1,465	$853
Accounts payable	1,402	3,671
Accrued expenses and other current liabilities	3,899	4,968
Note payable to Parent, current portion	1,601	—

Total Current Liabilities	8,367	9,492
Deferred tax liability	5,092	5,415
Note payable to Parent, less current portion	10,935	13,635

Total Liabilities	24,394	28,542
Commitments and Contingencies

Stockholders’ Equity:
Capital stock:
Preferred stock:
Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	—	—
Common stock:
Authorized 40,000 shares, of $.01 par value; 10,296 and 6,056 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	103	61
Treasury stock, at cost; 18 shares	(79)	—
Additional paid-in capital	54,406	39,371
Accumulated deficit	(26,164)	(17,049)
Accumulated other comprehensive loss — foreign currency translation	(37)	(37)

Total Stockholders’ Equity	28,229	22,346

	$52,623	$50,888

See accompanying notes to condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Product revenue	$7,414	$6,354	$21,909	$19,074
Service revenue	502	464	1,570	1,270

Total revenue	7,916	6,818	23,479	20,344

Cost of products	3,071	2,831	9,952	7,843
Cost of services	309	219	898	651

Total cost of products and services	3,380	3,050	10,850	8,494

Gross profit	4,536	3,768	12,629	11,850

Operating expenses:

Selling, general and administrative	6,092	4,348	16,833	12,580
Research and development	1,140	882	3,503	2,700

Total operating expenses	7,232	5,230	20,336	15,280

Operating loss	(2,696)	(1,462)	(7,707)	(3,430)

Interest income and other expense, net	37	18	120	61
Interest expense	389	219	1,142	501

Total other expense	426	237	1,262	562

Loss before income tax provision (benefit)	(3,122)	(1,699)	(8,969)	(3,992)
Provision (Benefit) for income taxes	101	(438)	146	(541)

Net loss	$(3,223)	$(1,261)	$(9,115)	$(3,451)

Net loss per common share — basic and diluted	$(0.35)	$(0.23)	$(1.08)	$(0.62)

Weighted average number of shares outstanding — basic and diluted	9,323	5,556	8,479	5,556

See accompanying notes to condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2007
(In thousands)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Shares		Paid-in	Treasury	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Stock	Deficit	Loss	Equity

Balance December 31, 2006	6,056	$61	$39,371	$—	$(17,049)	$(37)	$22,346
Net loss	—	—	—	—	(9,115)	—	(9,115)
Stock issuance costs	—	—	(5)	—	—	—	(5)
Stock based compensation	109	1	2,599	—	—	—	2,600
Issuance of shares from option exercises	536	5	370	—	—	—	375
IBM Warrant exercise	395	4	(4)	—	—	—	—

Share repurchase	—	—	—	(79)	—	—	(79)
Issuance of shares in public offering, net of costs of $8,033	3,100	31	12,076	—	—	—	12,107
Issuance of restricted stock	100	1	(1)	—	—	—	—

Balance September 30, 2007	10,296	$103	$54,406	$(79)	$(26,164)	$(37)	$28,229

See accompanying notes to condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(9,115)	$(3,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,851	1,791
Stock-based compensation	2,600	154
Accrued interest	1,106	—
Deferred income tax	—	(702)
(Recovery of) Allowance for doubtful accounts	(2)	82
Allowance for inventory excess	396	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(400)	(109)
Decrease (increase) in inventories	430	(668)
Increase in prepaid expenses and other current assets	(297)	(200)
(Decrease) increase in accounts payable and accrued expenses	(1,606)	1,258

Net cash used in operating activities	(5,037)	(1,845)

Cash flows from investing activities:
Payments for equipment	(432)	(635)

Net cash used in investing activities	(432)	(635)

Cash flows from financing activities:
Short term borrowings, net	612	986
Proceeds from stock option exercises, net of share repurchase	291	—
Payments to Parent	(3,500)	—
Borrowings from Parent	1,293	2,066
Initial public offering costs	(2,879)	(1,133)
Proceeds from initial public offering, net of underwriter fees	18,336	—

Net cash provided by financing activities	14,153	1,919

Net increase (decrease) in cash	8,684	(561)
Cash, beginning of period	996	1,440

Cash, end of period	$9,680	$879

See accompanying notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Basis of Presentation
VeriChip Corporation is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002. On February 14, 2007, the Company completed an initial public offering of its common stock. As of September 30, 2007, Applied Digital Solutions, Inc., Applied Digital, or parent, owned 52.1% of the Company’s common stock.
The accompanying unaudited condensed consolidated financial statements of VeriChip Corporation and its subsidiaries (the “Company,” “Registrant,” “us,” “we,” or “our”) as of September 30, 2007 and December 31, 2006 (the December 31, 2006 financial information included in this report has been extracted from our audited financial statements included in our 2006 Annual Report on Form 10-K), and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.
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
The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
The Company purchases the implantable microchip from Digital Angel Corporation, or Digital Angel, a majority-owned subsidiary of Applied Digital, under the terms of an amended and restated supply agreement. The supply agreement is discussed in Note 11, “Related Party Transactions.” Digital Angel, in turn, obtains the implantable microchip, a component of the VeriChip, from a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129 “Syringe-Implantable Identification Transponders,” which the Company refers to as the ‘129 patent. In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and the Company does not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. Digital Angel sources the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc., was merged in 1997. However, the Company has no documentation that establishes its right to use the patented technology for human identification or security applications. Hughes, HID, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against the Company asserting that the Company is violating its rights.

In October 2007, Digital Angel and the successor to HID executed a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. Digital Angel has, in turn, sublicensed those rights to VeriChip. (See Note 9 “Unasserted Claim — Potential Intellectual Property Conflict” and Note 11 “Related Party Transactions”).
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

In the nine months ended September 30, 2006, the Company paid $1.1 million in initial public offering costs.
Registration Rights Agreement
On August 31, 2007, the Company entered into a Registration Rights Agreement with Kallina Corporation. The Agreement was entered into in connection with the execution of a Securities Purchase Agreement between Applied Digital and Kallina Corporation under which Applied Digital transferred to Kallina Corporation 200,000 shares of Company common stock that Applied Digital owned. Under the agreement, the Company will register the 200,000 shares for resale by Kallina Corporation. Applied Digital has agreed to use its best efforts to enter into a subordination agreement with a potential third party lender to the Company and to reimburse the Company for all out of pocket expenses, including legal, accounting, filing, and printing expenses, related to the agreement.
Stock Repurchase Program
On September 20, 2007, the Company’s board of directors approved a stock repurchase program, authorizing the purchase of $1.5 million of its common stock over four months. As of September 30, 2007, 18,000 shares were repurchased at a cost of approximately $79,000. From October 1 to November 7, 2007, the Company repurchased 0.2 million shares at a cost of $0.7 million. For more information, see Note 5 and Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.

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
We recorded compensation expense, related to stock options, of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2007, respectively, and nil and approximately $31,000 in the three and nine months ended September 30, 2006, respectively.
In December 2006, the Company issued 0.5 million shares of its restricted common stock to Scott R. Silverman, its chairman and chief executive officer, which shares are subject to forfeiture in the event that Mr. Silverman terminates his employment or the Company terminates his employment for cause on or before December 31, 2008. The Company determined the value of the stock to be $4.5 million based on the estimated value of its common stock of $9.00 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.5 million and $1.6 million in the three and nine months ended September 30, 2007 associated with the restricted stock.
In March 2007, the Company issued 0.1 million shares of its restricted common stock to two officers, which shares will vest on March 2, 2009. The Company determined the value of the stock to be $0.6 million based on the value of its common stock of $5.75 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.1 million and $0.2 million in the three and nine months ended September 30, 2007 associated with this restricted stock.
In August 2007, the Company entered into a consulting agreement with an individual, who was the former Chief Executive Officer of Digital Angel, with respect to identifying, contacting and introducing strategic partners to the Company, identifying potential merger and/or acquisition opportunities for the Company and participating with the Company inits efforts to develop certain products related to an implantable glucose bio-sensor microchip. Under the consulting agreement, the Company issued 107 thousand common shares, which resulted in an equity based compensation charge of $0.6 million during the three months ended September 30, 2007.
Stock-based compensation expense is reflected in the unaudited condensed consolidated statement of operations in selling, general and administrative expense.
The Company’s computation of expected life is determined based on the simplified method. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. Prior to its initial public offering, the Company’s computation of expected volatility was based on the historical volatility of Applied Digital’s common stock. Effective February 9, 2007, the Company’s computation of expected volatility is based on the historical volatility of the Company’s comparable companies’ average historical volatility.

2. Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, VeriChip Holdings Inc., or VHI, and Xmark Corporation, or Xmark. All significant inter-company transactions and balances have been eliminated in consolidation.
3. Inventories

	September 30,	December 31,
	2007	2006
Raw materials	$1,395	$1,489
Work in process	590	1,255
Finished goods	1,448	1,119

	3,433	3,863
Allowance for excess and obsolescence	(562)	(165)

	$2,871	$3,698

4. Financing Agreements:
VHI is a party to a credit agreement with the Royal Bank of Canada. The credit facility provides for borrowings up to CDN $1.5 million, or approximately U.S. $1.5 million at September 30, 2007. Approximately USD $1.5 million was outstanding under the credit facility as of September 30, 2007. The annual interest rate on the facility is the Royal Bank of Canada prime rate of interest plus 1%. The borrowing limit is up to 85% of eligible accounts receivable and up to 25% of eligible inventory. Under the terms of the agreement, the Company must comply with certain reporting covenants and requirements. The loan is collateralized by all of the assets of VHI. At September 30, 2007, VHI had aggregate net assets of approximately USD $40.3 million.
The Company entered into a loan agreement with Applied Digital, which has resulted in an amount due to Applied Digital totaling $12.5 million at September 30, 2007. The loan agreement is more fully described in Note 11, “Related Party Transactions.”
5. Stockholders’ Equity
On February 14, 2007, the Company completed an initial public offering of its common stock. In connection with its initial public offering, the Company sold 3,100,000 shares of its common stock at a price of $6.50 per share. As a result, as of September 30, 2007, Applied Digital owned 52.1% of the Company’s common stock.
On September 20, 2007, the Company’s board of directors approved a stock repurchase program authorizing the purchase of $1.5 million of its common stock over four months. As of September 30, 2007, 18,000 shares were repurchased at a cost of approximately $79,000.
Stock Option Plans
In April 2002, the Company’s board of directors approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares, may be granted is approximately 2.0 million. As of September 30, 2007 approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan, and 1.6 million of the options or shares granted were outstanding as of September 30, 2007. Approximately 1.4 million options are fully vested and expire up to nine years from the vesting date and 0.2 million options vest ratably over three years. As of September 30, 2007, no SARs have been granted and 22,000 shares may still be granted under the VeriChip 2002 Plan.

On April 27, 2005, Applied Digital’s board of directors approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of September 30, 2007, approximately 0.3 million options have been granted under the VeriChip 2005 Plan. None of the options are fully vested and expire up to nine years from the vesting date and vest ratably over three years. As of September 30, 2007, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan. Under the VeriChip 2007 Plan, the number of shares for which options, SARs or performance shares may be granted is 1.0 million. As of September 30, 2007, approximately 0.1 million options and shares have been granted under the VeriChip 2007 Plan. As of September 30, 2007, no SARs have been granted and 0.9 million shares may still be granted under the VeriChip 2007 Plan.
In addition, as of September 30, 2007, options exercisable for approximately 0.4 million shares of the Company’s common stock have been granted outside of the Company’s plans, and 0.3 million of the options or shares granted were outstanding as of September 30, 2007. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.
In the nine months ended September 30, 2007, 0.1 million, 0.2 million, and 0.1 million options and shares have been granted under the VeriChip 2002 Plan, the VeriChip 2005 Plan, and the VeriChip 2007 Plan, respectively. In the nine months ended September 30, 2006, 50,000 and 2,012 options were granted under the 2002 Plan and outside of the Company’s plans, respectively.
A summary of option activity under our option plans as of September 30, 2007, and changes during the nine months then ended is presented below (in thousands, except per share amounts):

		Weighted
		Average
		Exercise
	Number of	Price Per
	Options	Share
Outstanding on January 1, 2007	2,099	$2.10
Granted(1)	422	5.88
Exercised(2)	(536)	0.70
Forfeited	(22)	5.75

Outstanding on September 30, 2007	1,963	3.26

Exercisable on September 30, 2007(3)	1,530	2.42

Options available on September 30, 2007 for future grants	894

(1)	The total compensation expense associated with the options granted in the three and nine months ended September 30, 2007 was approximately $0.1 million and $0.2 million, respectively. The remaining amount of the compensation expense to be recorded over the remaining vesting period of the options is approximately $1.0 million.

(2)	In the three and nine months ended September 30, 2007, 44 and 536 options were exercised under the VeriChip 2002 Plan and outside the Company’s plan, respectively. No options were exercised in the three and nine months ended September 30, 2006. The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Total intrinsic values of options exercised for the VeriChip 2002 Plan and outside of the Company’s plan were $2.5 million and $0.2 million for the nine months ended September 30, 2007.

(3)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $4.02 at September 30, 2007. As of September 30, 2007, the aggregate intrinsic value of all options outstanding was $1.5 million.
The following table summarizes information about stock options at September 30, 2007 (number amounts, except weighted-average amounts):

				Exercisable Stock
	Outstanding Stock Options			Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of		Contractual	Price Per		Price Per
Exercise Prices	Number	Life (years)	Share	Number	Share
$0.0000 to $2.0250	1,087	2.7	$0.47	1,087	$0.47
$4.0501 to $6.0750	436	9.1	5.65	67	5.12
$6.0751 to $8.1000	328	6.2	7.09	298	7.04
$8.1001 to $10.1250	106	7.2	9.23	72	8.88
$18.2251 to $20.2500	6	5.3	20.25	6	20.25

	1,963	5.0	$3.26	1,530	$2.42

The weighted average per share fair value of grants made in the nine months ended September 30, 2007 and 2006 for the Company’s incentive plans was $2.98 and $5.97, respectively.
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

6. Loss per Common Share
A reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator for basic and diluted loss per share:
Net loss	$(3,223)	$(1,261)	$(9,115)	$(3,451)

Denominator for basic and diluted loss per share:
Weighted average shares outstanding basic and diluted	9,323	5,556	8,479	5,556

Basic and diluted loss per share	$(0.35)	$(0.23)	$(1.08)	$(0.62)

The following stock options and warrants outstanding as of September 30, 2007 and 2006 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	For the Nine Months
	Ended
	September 30,
	2007	2006

Stock options	1,963	2,099
Warrants	33	444
Restricted common stock	600	—

	2,596	2,493

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
Industrial
The Company’s Industrial segment engages in marketing, selling and developing the following products:
•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity; and

•	asset management systems that industrial companies use to manage and track their mobile equipment and tools.

The following is the selected segment data as of and for the three months ended September 30:

	Healthcare
2007	Security	Implantable	Industrial	Corporate	Total

Product revenue	$5,715	$53	$1,646	$—	$7,414
Services revenue	158	—	344	—	502

	$5,873	$53	$1,990	$—	$7,916

Operating (loss) income	750	(1,437)	112	(2,121)	(2,696)
Depreciation and amortization	526	8	63	8	605
Equity based compensation	—	130	—	1,168	1,298
Interest income and other expense, net	86	—	29	(78)	37
Interest expense	20	—	—	369	389
Income (loss) before provision (benefit) for income taxes	$644	$(1,437)	$83	$(2,412)	$(3,122)

Segmented assets	$35,674	$1,015	$8,958	$6,976	$52,623

	Healthcare
2006	Security	Implantable	Industrial	Corporate	Total

Product revenue	$4,934	$14	$1,406	$—	$6,354
Services revenue	147	—	317	—	464

	$5,081	$14	$1,723	$—	$6,818

Operating income (loss)	115	(1,038)	46	(585)	(1,462)
Depreciation and amortization	429	12	166	12	619
Equity based compensation	—	—	—	124	124
Interest income and other expense, net	14	—	4	—	18
Interest expense	62	—	—	157	219
Loss (income) before provision (benefit) for income taxes	39	(1,038)	42	(742)	(1,699)

Segmented assets	$34,382	$1,113	$10,972	$3,272	$49,739

The following is the selected segment data as of and for the nine months ended September 30:

	Healthcare
2007	Security	Implantable	Industrial	Corporate	Total

Product revenue	$16,622	$54	$5,233	$—	$21,909
Services revenue	424	—	1,146	—	1,570

	$17,046	$54	$6,379	$—	$23,479

Operating (loss) income	987	(3,922)	539	(5,311)	(7,707)
Depreciation and amortization	1,400	28	396	28	1,852
Equity based compensation	—	260	—	2,340	2,600
Interest income and other expense, net	270	—	90	(240)	120
Interest expense	38	—	—	1,104	1,142
(Loss) income before provision (benefit) for income taxes	$679	$(3,922)	$449	$(6,175)	$(8,969)

Segmented assets	$35,674	$1,015	$8,958	$6,976	$52,623

	Healthcare
2006	Security	Implantable	Industrial	Corporate	Total

Product revenue	$14,683	$114	$4,277	$—	$19,074
Services revenue	282	—	988	—	1,270

	$14,965	$114	$5,265	$—	$20,344

Operating income (loss)	389	(2,657)	708	(1,870)	(3,430)
Depreciation and amortization	1,254	31	475	31	1,790
Equity based compensation	—	—	—	124	124
Interest income and other expense, net	69	—	(8)	—	61
Interest expense	66	—	—	435	501
Income (loss) before provision (benefit) for income taxes	$254	$(2,657)	$716	$(2,305)	$(3,992)

Segmented assets	$34,382	$1,113	$10,972	$3,272	$49,739

8. Income Taxes
We had an effective tax rate of (1.6)% and (15.7)% for the nine months ended September 30, 2007 and 2006, respectively, related to our Canadian-based business. We incurred consolidated losses before taxes for the nine months ended September 30, 2007 and 2006. However, we have not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a valuation allowance against our net U.S. deferred tax assets was appropriate based primarily on our historical operating results.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits.
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
Effective January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.
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
The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the nine months ended September 30, 2007 and 2006, there was no such interest or penalty.
9. Unasserted Claim—Potential Intellectual Property Conflict
Hughes, HID, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned its rights under the 1994 license agreement (see Note 1) may commence a claim against the Company asserting that the Company is violating its rights. If such a claim is successful, sales of the Company’s implantable microchip could be enjoined and the Company could be required to cease its efforts to create a market for it implantable microchip until the patent expires in April 2008. In addition, the Company could be required to pay damages, which may be substantial. Management is not aware of any claims asserting that the Company is violating the intellectual property rights owned by another company or person.

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
Stock Option Plans
The Company has received demand letters from attorneys for several former employees and/or consultants of the Company and Applied Digital, asserting claims related to stock options to acquire approximately 540 thousand shares of the Company’s common stock that management believes that such employees and/or consultants had forfeited when they ceased their employment or relationship with the Company and/or Applied Digital. The Company believes that all of these potential claims are without merit and intends to vigorously defend them in the event the claims are asserted or litigated.
The Company is a party to various legal actions, as either plaintiff or defendant, including the matters identified above, arising in the ordinary course of business, none of which management believes will have a material adverse effect on our business, financial condition or results of operations.

11. Related Party Transactions
Transition Services Agreement with Applied Digital
During the nine months ended September 30, 2007, Applied Digital provided certain general and administrative services to the Company including, accounting, finance, payroll and legal services, telephone, rent and other miscellaneous items. The costs of these services, which are included in the Company’s statement of operations in selling, general and administrative expense, were determined based on the Company’s use of such services. In determining the Company’s estimated use, Applied Digital and the Company determined the actual cost incurred for each of the services that Applied Digital provided to the Company and determined the allocation of each cost that was attributable to the Company’s operations.
The services provided and the basis of allocation was as follows:
•	Accounting, finance and payroll services — these costs were allocated based upon a percentage of the total labor dollars incurred by Applied Digital’s accounting, finance and payroll staff in performing such functions for the Company;

•	Legal services — the costs were allocated based upon a percentage of Applied Digital’s general counsel’s salary and benefits based upon the estimated time spent by its general counsel on the Company’s legal issues;

•	Accounting fees — these costs were allocated based upon actual total fees charged by third party accountants, considering the amount of such accounting fees that the Company would have incurred if it was a stand-alone entity;

•	Rent — the cost was determined based upon the amount of office space square footage that the Company’s employees used; and

•	Telephone, office supplies and other costs — these costs were allocated based upon a percentage of the services or supplies that the Company was deemed to incur.
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
The terms of the transition services agreement and the amendment and restatement of the agreement were negotiated between certain of the Company’s executive officers and certain executive officers of Applied Digital. The Company’s and Applied Digital’s executive officers were independent of one another and the terms of the agreement were based upon historical amounts incurred by Applied Digital for payment of such services to third parties. Accordingly, the Company believes that it negotiated the best terms and conditions under the circumstances, however, these costs are not necessarily indicative of the costs which the Company would have incurred as an independent stand-alone entity.

Management believes that the fees charged for these services are reasonable and consistent with what the expenses would have been on a stand-alone basis. The costs of these services to the Company were $0.1 million and $0.4 million for the three and nine months ended September 30, 2007, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2006, respectively.
Loan Agreement with Applied Digital
Applied Digital funded and financed the Company’s operations from its inception, through its initial public offering which resulted in an amount due to Applied Digital totaling $13.6 million at December 31, 2006. On December 27, 2005, the Company and Applied Digital converted the amounts due to Applied Digital, including interest accrued, into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note.
On October 6, 2006, the Company entered into an amendment to the loan agreement, which increased the principal amount available thereunder to $13.0 million, and the Company borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to its acquisition of Instantel. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. Previously, the Company’s indebtedness to Applied Digital bore interest at the prevailing prime rate of interest as published from time to time by The Wall Street Journal. That amendment further provided that the loan matured in July 2008, but could be extended at the option of Applied Digital through December 27, 2010.
On January 19, 2007, February 8, 2007 and February 13, 2007, the Company entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that the Company may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to the Company by Applied Digital during the first week of January 2007. Upon the consummation of the Company’s initial public offering in February 2007, the loan ceased to be a revolving line of credit, and the Company has no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of the Company’s initial public offering, the Company was indebted to Applied Digital in the amount of $15.2 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, the Company used $3.5 million of the net proceeds of its initial public offering to repay a portion of its indebtedness to Applied Digital upon consummation of its initial public offering. The Company is not obligated to repay an additional amount of its indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which accrues on the loan as of the last day of each month, commencing with February 2007, shall be added to the principal amount. Commencing January 1, 2008 through January 1, 2010, the Company is obligated to repay $300,000 on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010.
The loan is collateralized by interests in all property and assets of the Company, including the stock of the Company’s subsidiaries, but is not secured by any of the property or assets of the Company’s subsidiaries. As of September 30, 2007, the amount due on the loan was $12.5 million.
Interest expense incurred under the loan for the three and nine months ended September 30, 2007 was $0.4 million and $1.1 million, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2006, respectively. The previously floating rate of interest negotiated between the parties was based upon the rate that Applied Digital has historically charged to its wholly-owned subsidiaries. On October 6, 2006, the interest rate was modified as discussed above. The modified interest rate was negotiated between the parties and represents the current rate that Applied Digital is incurring on debt owed to its lender. Depending upon the Company’s future operating performance, this interest rate may not be comparable to the terms that the Company could obtain from independent third parties.

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
The Company’s purchases of product under the supply and development agreement were approximately nil and $0.2 million in the nine months ended September 30, 2007 and 2006, respectively. Under the terms of the May 9, 2007 amendment, the term of the agreement was extended from March 2013 to March 2014. Also, under the May 9, 2007 amendment, the annual minimum purchase requirements were each extended one year and, accordingly, there is no minimum purchase requirement in 2007. The approximately $0.9 million originally required to be purchased in 2007 is now required to be purchased in 2008, less purchases made in 2006 and 2007. As long as the Company continues to meet minimum purchase requirements, the supply and development agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The supply and development agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if the Company does not take delivery and pay for a minimum number of microchips as specified in the supply and development agreement. Further, the supply and development agreement provides that Digital Angel must, at the Company’s option, furnish and operate a computer database to provide data collection, storage and related services for the Company’s customers for a fee as provided. The Company does not currently utilize this service.
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

Digital Angel and the successor to HID have executed a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. Digital Angel has, in turn, sublicensed those rights to VeriChip. (See Note 9 “Unasserted Claim — Potential Intellectual Property Conflict” and Note 11 “Related Party Transactions”).
Legal Services
During 2006, the Company incurred legal fees relating to its initial public offering of $0.8 million to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, or Akin Gump. Tommy G. Thompson, a partner with Akin Gump, was a member of the Company’s board of directors from July 2005 to March 8, 2007, and, as a result of his directorship services, as of September 30, 2007, holds fully vested options to purchase 55,556 shares of the Company’s common stock.
Pledge Agreement of Applied Digital
On August 24, 2006, Applied Digital pledged 3,611,111 shares of Company common stock it owns to its lender under the terms of a note and stock pledge agreement. In addition, on August 31, 2007, Applied Digital pledged 4,284,445 shares of Company common stock it owns to an affiliate of its lender, under the terms of a note and stock pledge agreement. Each of the notes mature on February 1, 2010.
12. Supplementary Cash Flow Information
In the nine months ended September 30, 2007, the Company made the following payments for income taxes and interest:

	Nine Months Ended
	September 30,
	2007	2006
Income taxes paid	$253	$210
Interest paid	72	24

	$325	$234

In the nine months ended September 30, 2007 and 2006, the Company had the following non-cash investing and financing activities:

	Nine Months Ended
	September 30,
	2007	2006

Non-cash financing activities:
Offering costs	$—	$1,278
13. Exit and Disposal Activity
In November 2006, the Company made the decision to consolidate its healthcare security operations into an existing facility located in Ottawa, Ontario, Canada to eliminate duplicative functions and to improve operating efficiencies. The consolidation entailed the closing of operations in Vancouver, British Columbia. The Company substantially completed the consolidation by March 31, 2007. As a result of the consolidation, for the three and nine months ended September 30, 2007, the Company has recorded charges of nil and $0.3 million, resulting from payroll related charges. Such charges are reflected in the consolidated statement of operations in selling, general and administrative expense and in research and development expenses.

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
Highlights for our third quarter ended September 30, 2007, included:
•	We generated $53,000 from our implantable segment, the first revenue from that segment since our initial public offering, primarily from sales of the VeriTrace System; we also launched the Patient First program, a program under which patients receive the VeriMed™ implantable microchip with no up-front cost with a subscription to the VeriMed Patient Registry at a fee of $9.95 per month.

•	We partnered with Independent Dialysis Foundation (IDF) of Maryland to provide IDF’s 500 patients access to the VeriMed™ implantable microchip over a one-year period.

•	We officially launched our VeriMed Patient Identification System project with Alzheimer’s Community Care and more than 100 patients and caregivers received the VeriMed™ implantable microchip following the launch.

•	We entered into a memorandum of understanding with Digital Angel and RECEPTORS LLC, an expert in the field of proteomics and the development of artificial receptors, to develop a prototype renewable glucose sensor to use in conjunction with an implantable bio-sensing RFID microchip to measure glucose levels in the human body.

•	The number of hospitals registered in the VeriMed Patient Identification System network increased by 9.5% from 640 at the end of the second quarter of 2007 to 701 at the end of the third quarter of 2007. The number of protocol-adopted hospitals increased by 26.6% from 158 at the end of the second quarter of 2007 to 200 at the end of the third quarter of 2007.
Results of Operations
The table below sets forth data from our consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, expressed as a percentage of total revenue. To date, substantially all of our revenue consists of revenue from our healthcare security and industrial businesses, which were acquired in the first half of 2005.
Through September 30, 2007, we have recorded nominal revenue from sales of our VeriMed system. Over time, we expect that sales of our VeriMed system will become a significant part of our revenue, although there can be no assurance that they will.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Product revenue	93.7%	93.2%	93.3%	93.8%
Service revenue	6.3	6.8	6.7	6.2

Total revenue	100.0%	100.0%	100.0%	100.0%

Cost of products sold	38.8	41.5	42.4	38.6
Cost of services sold	3.9	3.2	3.8	3.2

Gross profit	57.3	55.3	53.8	58.2

Selling, general and administrative expense	77.0	63.8	71.7	61.8
Research and development	14.4	12.9	14.9	13.3
Other income	0.5	0.3	0.5	0.3
Interest expense	4.9	3.2	4.9	2.5

Loss before provision for income taxes	(39.4)	(24.9)	(38.2)	(19.6)
Provision for income taxes	1.3	(6.4)	0.6	(2.7)

Net loss attributable to common stockholder	(40.7)%	(18.5)	(38.8)%	(17.0)%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
The table below presents unaudited condensed statement of operations data by segment and in total for the three months ended September 30, 2007 and 2006.

	2007
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$5,715	$53	$1,646	$—	$7,414
Service revenue	158	—	344	—	502

Total revenue	5,873	53	1,990	—	7,916

Gross profit	3,360	37	1,139	—	4,536

Selling, general and administrative	1,945	1,467	559	2,121	6,092
Research and development	665	7	468	—	1,140

Total operating expenses	2,610	1,474	1,027	2,121	7,232

Operating (loss) income	$750	$(1,437)	$112	$(2,121)	$(2,696)

	2006
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$4,934	$14	$1,406	$—	$6,354
Service revenue	147	—	317	—	464

Total revenue	5,081	14	1,723	—	6,818

Gross profit	2,750	3	1,015	—	3,768

Selling, general and administrative	2,133	1,041	589	585	4,348
Research and development	502	—	380	—	882

Total operating expenses	2,632	1,041	969	585	5,230

Operating income (loss)	$115	$(1,038)	$46	$(585)	$(1,462)

Revenue
Revenue for the three months ended September 30, 2007 was $7.9 million, an increase of $1.1 million, or 16.2%, compared to the comparable period of the prior year.
Our healthcare security segment’s revenue was $5.9 million for the three months ended September 30, 2007 compared to $5.1 million for the three months ended September 30, 2006. The $0.8 million increase in revenue in our healthcare security segment is primarily attributable to increased sales of infant protection systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base. Revenue from the sale of our wander prevention products also increased for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Our industrial segment’s revenue was $2.0 million for the three months ended September 30, 2007 compared to $1.7 million for the three months ended September 30, 2006. The $0.3 million increase in revenue in our industrial segment reflects continued strong demand in the worldwide construction market for our vibration monitoring systems. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.
Our implantable segment revenue was $53,000 for the three months ended September 30, 2007 compared to $14,000 for the three months ended September 30, 2006. This increase is attributable to sales of VeriTrace systems to state and local government agencies.
Gross Profit and Gross Profit Margin
Our cost of products consists of component parts, direct labor and finished goods. Component parts and finished goods are purchased from contract manufacturers, including our implantable microchip and scanners used in our VeriMed system, which are purchased as finished goods under the terms of our agreement with Digital Angel Corporation, or Digital Angel. Moreover, included in our cost of products is amortization of intangible assets acquired in the acquisitions of Instantel Corporation and EXI Wireless Inc., during the first half of 2005. Such amortization amounted to $0.5 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively.
Cost of services consists primarily of third-party installation services in connection with direct sales to healthcare customers. In addition, cost of services sold in our industrial segment consists of servicing our existing systems, principally the calibration services we provide for our vibration monitoring instruments.
Gross profit for the three months ended September 30, 2007 was $4.5 million compared to $3.8 million for the three months ended September 30, 2006. As a percentage of revenue, our gross profit margin was 57.3% and 55.3% for the three months ended September 30, 2007 and 2006, respectively.
Our healthcare security segment’s gross profit was $3.4 million and $2.8 million for the three months ended September 30, 2007 and 2006, respectively. Our healthcare security segment’s gross profit margin increased to 57.2% in the three months ended September 30, 2007 compared to 54.1% in the three months ended September 30, 2006. The increase in gross profit margin is due to improved inventory management as a result of the consolidation of operations from Vancouver to Ottawa.
Our industrial segment’s gross profit for the three months ended September 30, 2007 was $1.1 million compared to $1.0 million for the three months ended September 30, 2006. Our industrial segment’s gross profit margin decreased to 57.2% in the three months ended September 30, 2007 compared to 58.9% in the three months ended September 30, 2006. The decrease in gross profit margin resulted from increased revenues from the sale of tool management products compared to the three months ended September 30, 2006, which have a lower gross margin than our vibration monitoring products.
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
Selling, general and administrative expense increased $1.8 million to $6.1 million for the three months ended September 30, 2007 as compared to $4.3 million for the three months ended September 30, 2006. As a percentage of revenue, selling, general and administrative expense was 77.0% and 63.8% for the three months ended September 30, 2007 and 2006, respectively.

During the three months ended September 30, 2007 and 2006, we incurred stock-based compensation expense of $1.3 million and $0.1 million, respectively.
Included in selling, general and administrative expense was $0.1 and $0.2 million of certain general and administrative services provided to us by Applied Digital, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in both the three months ended September 30, 2007 and 2006.
Selling, general and administrative expense included depreciation and amortization expense of approximately $0.5 million for the three months ended September 30, 2007 and 2006.
Our healthcare security segment’s selling, general and administrative expense was $1.9 million in the three months ended September 30, 2007 as compared to $2.1 million in the three months ended September 30, 2006. The decrease of $0.2 million is a result of cost savings from the close of our Vancouver operations, which was completed in the first quarter of 2007. As a percentage of our healthcare security segment’s revenue, selling, general and administrative expense was 33.1% and 42.0% for the three months ended September 30, 2007 and 2006, respectively.
Our industrial segment’s selling, general and administrative expense remained constant at approximately $0.6 million for the three months ended September 30, 2007 and 2006. As a percentage of our industrial segment’s revenue, selling, general and administrative expense was 28.1% and 34.2% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, respectively. We attribute the decrease in selling, general, and administrative expense as a percentage of our industrial segment’s revenue primarily to revenue growth in our vibration monitoring business and the fixed nature of our general and administrative expenses.
Our implantable segment’s selling, general and administrative expense increased to $1.5 million from $1.0 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was due to our increased sales and marketing expenses associated with the build out of our VeriMed business, primarily through increased sales staff and costs related to our market development efforts.
Our corporate segment’s selling, general and administrative expense increased from $0.6 million to $2.1 million in three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase in selling, general and administrative expense during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was due primarily to non-cash equity based compensation of $1.3 million and the costs of being a public entity.
Research and Development
Our research and development expense consists primarily of payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses.
Research and development expense was $1.1 million for the three months ended September 30, 2007 compared to $0.9 million for the three months ended September 30, 2006. As a percentage of revenue, research and development expense was 14.4% and 12.9% for the three months ended September 30, 2007 and 2006, respectively.
Our healthcare security segment’s research and development expense increased to $0.7 million for the three months ended September 30, 2007 from approximately $0.5 million for the three months ended September 30, 2006. This increase is attributable to higher Canadian dollar denominated compensation costs related to changes in the foreign exchange rate.
Our industrial segment’s research and development expense was approximately $0.5 million for the three months ended September 30, 2007 as compared to $0.4 in the three months ended September 30, 2006.

Interest Expense
Interest expense was $0.4 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively. The increase in interest expense was due to the increased amount owed and increased interest rate under our loan agreement with Applied Digital, and our increased borrowings under our revolving credit facility with the Royal Bank of Canada. We used a portion of the proceeds from our initial public offering to repay $3.5 million of outstanding indebtedness owed to Applied Digital at the closing of our initial public offering. During the three months ended September 30, 2007 and 2006, the interest rate under our loan agreement with Applied Digital was 12% and 7% per annum, respectively.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
The table below presents statement of operations data by segment and in total for the nine months ended September 30, 2007 and 2006.

	2007
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$16,622	$54	$5,233	$—	$21,909
Service revenue	424	—	1,146	—	1,570

Total revenue	17,046	54	6,379	—	23,479

Gross profit	9,126	38	3,465	—	12,629

Selling, general and administrative	5,850	3,855	1,817	5,311	16,833
Research and development	2,289	105	1,109	—	3,503

Total operating expenses	8,139	3,960	2,926	5,311	20,336

Operating (loss) income	$987	$(3,922)	$539	$(5,311)	$(7,707)

	2006
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$14,683	$114	$4,277	$—	$19,074
Service revenue	282	—	988	—	1,270

Total revenue	14,965	114	5,265	—	20,344

Gross profit	8,618	49	3,183	—	11,850

Selling, general and administrative	6,422	2,706	1,582	1,870	12,580
Research and development	1,807	—	893	—	2,700

Total operating expenses	8,229	2,706	2,475	1,870	15,280

Operating income (loss)	$389	$(2,657)	$708	$(1,870)	$(3,430)

Revenue
Revenue for the nine months ended September 30, 2007 was $23.5 million, an increase of $3.1 million, or 15.4%, compared to the comparable period of the prior year.
Our healthcare security segment’s revenue was $17.0 million for the nine months ended September 30, 2007 compared to $15.0 million for the nine months ended September 30, 2006. The $2.0 million increase in revenue in our healthcare security segment is primarily attributable to increased sales of infant protection systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base. Revenue from the sale of our wander prevention products also increased for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.
Our industrial segment’s revenue was $6.4 million for the nine months ended September 30, 2007 compared to $5.3 million for the nine months ended September 30, 2006. The $1.1 million increase in revenue in our industrial segment reflects continued strong demand in the worldwide construction market for our vibration monitoring systems. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.
Our implantable segment’s revenue was $54,000 for the nine months ended September 30, 2007 compared to $0.1 million for the nine months ended September 30, 2006. This decrease is attributable to the sale of access security systems to several international distributors in the first three months of 2006 prior to the shift in our sales and marketing efforts to the build out of our VeriMed business.
Gross Profit and Gross Profit Margin
Our cost of products consists of component parts, direct labor and finished goods. Component parts and finished goods are purchased from contract manufacturers, including our implantable microchip and scanners used in our VeriMed system, which are purchased as finished goods under the terms of our agreement with Digital Angel. Moreover, included in our cost of products is amortization of intangible assets acquired in the acquisitions of Instantel Corporation and EXI Wireless Inc., during the first half of 2005. Such amortization amounted to $1.4 million for the nine months ended September 30, 2007 and 2006.
Cost of services consists primarily of third-party installation services in connection with direct sales to healthcare customers. In addition, cost of services sold in our industrial segment consists of servicing our existing systems, principally the calibration services we provide for our vibration monitoring instruments.
Gross profit was $12.6 million and $11.9 million for the nine months ended September 30, 2007 and 2006, respectively. As a percentage of revenue, our gross profit margin was 53.8% and 58.2% for the nine months ended September 30, 2007 and 2006, respectively.
Our healthcare security segment’s gross profit for the nine months ended September 30, 2007 was $9.1 million compared to $8.6 million for the nine months ended September 30, 2006. Comparing the same nine month periods, gross profit margin decreased to 53.5% in the nine months ended September 30, 2007 from 57.6% in the nine months ended September 30, 2006. The decline in gross profit margin is the result of increased warranty costs related to our former Vancouver operations in the first half of 2007. Our improved inventory management processes in our Ottawa facility have resulted in a reduction of these costs and as a result in the three months ended September 30, 2007 gross profit margin increased to 57.2% compared to 54.1% in the three months ended September 30, 2006.
Our industrial segment’s gross profit for the nine months ended September 30, 2007 was $3.5 million compared to $3.2 million for the nine months ended September 30, 2006. Our industrial segment’s gross profit margin decreased to 54.3% in the nine months ended September 30, 2007 compared to 60.5% in the nine months ended September 30, 2006. The decline in gross profit margin resulted from increased inventory reserves for slower moving inventory and due to increased revenues from tool management products compared to the nine months ended September 30, 2006, which have a lower gross margin that our vibration monitoring products.

Our implantable segment’s gross profit decreased from $49,000 for the nine months ended September 30, 2006 to $38,000 for the nine months ended September 30, 2007. The $11,000 decrease resulted from the decrease in revenue from access security systems sold in early 2006.
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
Selling, general and administrative expense increased $4.2 million to $16.8 million for the nine months ended September 30, 2007 as compared to $12.6 million for the nine months ended September 30, 2006. As a percentage of revenue, selling, general and administrative expense was 71.7% and 61.8% for the nine months ended September 30, 2007 and 2006, respectively. For the remainder of 2007, we expect the increased year over year selling, general and administrative expense to continue as a result of the build out of our VeriMed business, the cost resulting from the issuance of equity based compensation, and the cost related to becoming a public entity.
During the nine months ended September 30, 2007 and 2006, we incurred stock-based compensation expense of $2.6 million and $0.1 million, respectively.
Included in selling, general and administrative expense was $0.4 million of certain general and administrative services provided to us by Applied Digital, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in both the nine months ended September 30, 2007 and 2006.
Selling, general and administrative expense included depreciation and amortization expense of approximately $1.5 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively.
Our healthcare security segment’s selling, general and administrative expense was $5.9 million and $6.4 million in the nine months ended September 30, 2007 and 2006, respectively. As a percentage of our healthcare security segment’s revenue, selling, general and administrative expense was 34.3% and 42.9% for the nine months ended September 30, 2007 and 2006, respectively. The decrease of $0.5 million is a result of cost savings from the closing of our Vancouver operations in the first quarter of 2007. We expect to continue to realize cost savings year over year from the closing of our Vancouver operations.
Our industrial segment’s selling, general and administrative expense increased approximately $0.2 million to $1.8 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As a percentage of our industrial segment’s revenue, selling, general and administrative expense was 28.5% and 30.0% for the nine months ended September 30, 2007 and 2006, respectively. We attribute the decrease in selling, general, and administrative expense as a percentage of segment revenue primarily to revenue growth in our vibration monitoring business and the fixed nature of our general and administrative expenses.
Our implantable segment’s selling, general and administrative expense increased $1.2 million to $3.9 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was due to our increased sales and marketing expenses associated with the build out of our VeriMed business, primarily through increased sales staff and costs related to our market development efforts.

Our corporate segment’s selling, general and administrative expense increased $3.4 million to $5.3 million in nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was due primarily to the additional costs resulting from non-cash equity based compensation of $2.6 million and increased costs related to being a public entity during the nine months ended September 30, 2007. We expect the increased year over year selling, general and administrative expense to continue as a result of the costs of equity based compensation and costs related to being a public entity.
Research and Development
Our research and development expense consists primarily of payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expense was $3.5 million for the nine months ended September 30, 2007 compared to $2.7 million for the nine months ended September 30, 2006. As a percentage of revenue, research and development expense was 14.9% and 13.3% for the nine months ended September 30, 2007 and 2006, respectively.
Our healthcare security segment’s research and development expense increased $0.5 million to approximately $2.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in our healthcare security segment’s research and development expense was due to the costs of duplicative staffing during the period of closing our Vancouver facility in early 2007.
Our industrial segment’s research and development expense was approximately $1.1 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively.
Our implantable segment’s research and development expense was approximately $0.1 million and nil for the nine months ended September 30, 2007 and 2006, respectively.
Interest Expense
Interest expense was $1.1 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense was due to the increased amount owed and increased interest rate under our loan agreement with Applied Digital, and our increased borrowings under our revolving credit facility with the Royal Bank of Canada. We used a portion of the proceeds from our initial public offering to repay $3.5 million of outstanding indebtedness owed to Applied Digital at the closing of our initial public offering. During the nine months ended September 30, 2007 and 2006, the interest rate under our loan agreement with Applied Digital was 12% and 7% per annum, respectively.
Liquidity and Capital Resources
As of September 30, 2007, cash totaled $9.7 million compared to cash of approximately $1.0 million at December 31, 2006.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $5.0 million and $1.8 million during the nine months ended September 30, 2007 and 2006, respectively. For each of the periods presented, cash was used primarily to fund operating losses, accounts receivable, and payments of accounts payable and accrued expenses.
Since our acquisitions of our healthcare security and industrial businesses in the first half of 2005, we have generated operating cash flows from such operations that have partially funded our efforts to create a market for our VeriMed system. We expect to continue to generate significant net cash operating outflows for the foreseeable future in our VeriMed business as a result of our continuing investment in marketing and sales efforts related to our VeriMed business. We expect that these net cash operating outflows will continue to be funded through cash flows generated by our Healthcare Security and Industrial operations, as well as from the net proceeds of our initial public offering. As a result, we expect that our consolidated statements of cash flows will reflect significant cash flows used in operating activities for at least the next 12-24 months.

The components of our VeriMed system (i.e., scanners, insertion kits and the implantable microchips) are purchased as finished goods under the terms of our agreement with Digital Angel. The agreement imposes minimum purchase requirements as follows: $0 million in 2007; $0.9 million in 2008, net of $0.4 million of purchases in 2006 and less purchases made in 2007; $1.8 million in 2009; $2.5 million in 2010; $3.8 million in 2011; and $3.8 million in each year thereafter, subject to the parties reaching agreement on a different amount. Under the terms of the agreement, Digital Angel may not supply human implantable microchips to other parties if we meet the minimum purchase requirements. If sales of the implantable microchip do not materialize or do not reach the level of the applicable minimum purchase requirement in any year, we intend to satisfy the minimum purchase requirements nonetheless. In such event, our inventory of implantable microchips will increase. We believe that we will have sufficient liquidity to meet the minimum purchase requirements under the agreement for the next few years.
Cash Flows from Investing Activities
Investing activities used cash of $0.4 million and $0.6 million during the nine months ended September 30, 2007 and 2006, respectively, which was used to purchase equipment.
Cash Flows from Financing Activities
Financing activities provided cash of $14.2 million and $1.9 million during the nine months ended September 30, 2007 and 2006, respectively. In the nine months ended September 30, 2007 and 2006, cash of $0.6 million and $1.0 million was provided from net borrowings under our credit agreement with the Royal Bank of Canada and cash of $3.5 million was paid to Applied Digital as principle payment on our Note Payable in the nine months ended September 30, 2007. During the nine months ended September 30, 2007 and 2006, borrowing of $1.3 million and $2.1 million were made from Applied Digital. During the nine months ended September 30, 2007, cash of $15.5 million was provided from our initial public offering, net of underwriting fees and offering costs.
Credit Facilities
Prior to the date of our initial public offering, which was consummated on February 14, 2007, we financed a significant portion of our operations and investing activities primarily through funds that Applied Digital provided. As of September 30, 2007, we were indebted to Applied Digital in the amount of $12.5 million.
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
Our subsidiary, VeriChip Holdings Inc., or VHI, has entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately $1.5 million based on the exchange rate as of September 30, 2007, of revolving credit loans, provided that outstanding borrowings under the facility may not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement, of VHI, or CDN$3.8 million at September 30, 2007. At September 30, 2007, $1.5 million was outstanding under the facility. The facility is not a committed facility as it provides that loans are made available to VHI at the sole discretion of RBC and that RBC may cancel or restrict the availability or any unutilized portion thereof at any time or from time to time. Borrowings may be made in either Canadian or U.S. dollars, are repayable on demand, as a result of which outstanding borrowings under the facility are reflected as current liabilities in our consolidated financial statements, and bear interest at a floating rate per annum equal to the Canadian or U.S. dollar prime rate, as applicable, announced by RBC from time to time, plus in each case 1%. The facility also provides for letters of credit and letters of guarantee denominated in Canadian dollars. Borrowings, letters of credit and letters of guarantee under the facility are secured by all of the assets of VHI and its subsidiary, and is guaranteed by VHI’s subsidiary in the amount of CDN$2.0 million. The loan agreements contain customary representations and warranties and events of default for loan arrangements of this type. In addition, the loan agreements contain customary covenants restricting VHI’s ability to, among other things, merge or enter into business combinations, create liens, or sell or otherwise transfer assets. The foregoing is a summary of the material terms of the credit facility and related agreements, and is qualified in its entirety by reference to the terms and provisions of those agreements.
Financial Condition
As of September 30, 2007, we had working capital of approximately $10.1 million and an accumulated deficit of $26.2 million compared to a working capital of approximately $0.8 million and an accumulated deficit of approximately $17.0 million as of December 31, 2006. The increase in working capital was primarily due to proceeds from our initial public offering completed on February 14, 2007, net of offering costs and underwriter fees, on February 14, 2007.
We believe that with the remaining net proceeds of our initial public offering, together with the cash we have on hand, our expected borrowing capacity under current or new bank facilities and operating cash flows we expect to generate from our Healthcare Security and Industrial segments, we will have sufficient funds available to cover our cash requirements, including capital expenditures, debt service requirements and the minimum purchase obligations under our supply agreement with Digital Angel, through 2008. However, a decrease in operating cash flows from our healthcare security and industrial businesses, or our inability to enter into a larger, committed bank credit facility, or failure to control or, as necessary, reduce costs related to our continuing investment in our VeriMed business, would have a material adverse effect on our planned business operations, financial condition, results of operations and liquidity.
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
Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure and, therefore, no quantitative tabular disclosures are required. Due to the minimal amounts of foreign currency exchange gains and losses and translation adjustments during the nine months ended September 30, 2007, a sensitivity analysis of fluctuations in foreign currency exchange rates is not required. During the nine months ended September 30, 2007, we incurred $0.4 million in foreign exchange loss primarily from the fluctuation of Canadian dollar exchange related RBC credit facility and other Canadian denominated liabilities.
The table below presents the principal amount, including accrued interest, and weighted-average interest rate for our debt portfolio:

September
30, 2007
(dollars in thousands)
Loan due Applied Digital	$12,535
Credit agreement with Royal Bank of Canada	$1,465
Weighted-average interest rate for the nine months ended September 30, 2007	11.6%
Based upon the average variable rate debt outstanding during the nine months ended September 30, 2007, a 1% change in our variable interest rates would have a de minimis affect on our loss before income taxes.
The estimated fair value of our indebtedness to Applied Digital is not reasonably determinable due to the related party nature of the instrument.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2007. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of September 30, 2007 based on the disclosure controls evaluation.
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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The Company is a party to various legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES(1)
			(c) Total Number of	(d) Approximate Dollar
		(b) Average	Shares (or Units)	Value of Shares (or
	(a) Total Number	Price Paid per	Purchased as Part of	Units) that May Yet Be
	of Shares (or	Share (or	Publicly Announced	Purchased Under the
Period	Units) Purchased(2)	Unit)(3)	Plans or Programs	Plans or Programs
9/20/2007 - 9/30/2007	18,000	$4.38	18,000	$1,420,000
10/1/2007 - 10/31/2007	163,199	$4.18	163,199	$740,000
Total	181,199	$4.20	181,199	$740,000

(1)	The Company’s stock repurchase program was announced on September 20, 2007. The Company’s board of directors unanimously authorized the repurchase of up to $1.5 million of Company common stock over a four month period.

(2)	All shares were purchased through the Company’s publicly announced stock repurchase plan. The purchases were made in open market transactions.

(3)	The average price paid per share includes commissions paid to effect the transactions.

Item 6. Exhibits.

Exhibit
Number	Description
2.1	Acquisition Agreement dated as of January 25, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Inc. (1)
2.2	Amendment to Acquisition Agreement dated as of March 11, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Systems Inc. (1)
2.3	Exchange Agreement dated as of June 9, 2005 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)
2.4	Waiver and Release between Applied Digital Solutions, Inc. and VeriChip Corporation (1)
2.5	Share Purchase Agreement dated as of June 10, 2005 by and among Instantel Inc., Instantel Holding Company s.ár.l., Perceptis, L.P., VeriChip Inc., Applied Digital Solutions, Inc. and VeriChip Corporation (1)
2.6	Letter Agreement dated as of December 21, 2005, by and among VeriChip Corporation, VeriChip Inc., and Applied Digital Solutions, Inc. (1)
2.7	Registration Rights Agreement dated as of June 10, 2005 between VeriChip Corporation and Perceptis, L.P. (1)
3.1	Second Amended and Restated Certificate of Incorporation of VeriChip Corporation filed with the Secretary of State of Delaware on December 18, 2006 (1)
3.2	Amended and Restated By-laws of VeriChip Corporation adopted as of December 12, 2005 (1)
4.1	Warrant Agreement dated as of August 21, 2002 between VeriChip Corporation and IBM Credit Corporation (1)
4.2	Form of Specimen Common Stock Certificate (1)
4.3	Form of Warrant to Purchase Common Stock of VeriChip Corporation (1)
10.1*	Form of Stock Award Agreement
10.2	Consulting Agreement dated as of August 8, 2007, between VeriChip Corporation and Randolph K. Geissler(2)
10.3	Registration Rights Agreement dated as of August 31, 2007, between VeriChip Corporation and Kallina Corporation(3)
31.1*	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2*	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by VeriChip Corporation (Registration No. 333-130754).

(2)	Incorporated by reference to the Quarterly Report on Form 10-Q previously filed by VeriChip Corporation on August 8, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K previously filed by VeriChip Corporation on September 7, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VERICHIP CORPORATION (Registrant)
Date: November 8, 2007	By:	/s/ William J. Caragol
William J. Caragol
President, Chief Financial Officer, Treasurer and Secretary

Exhibit Index

Exhibit
Number	Description
10.1	Form of Stock Award Agreement
31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002