Form 10-K
period 2007-12-31
VeriChip CORP
filed 2008-03-28
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the Nasdaq Stock Market on June 30, 2007 was $30,042,082. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
At March 24, 2008, 10,870,766 shares of our common stock were outstanding.
Documents Incorporated by Reference: Parts of the definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

 i

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
Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and include:
•	our ability to successfully implement our business strategy;
•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;
•	our ability to fund our operations;
•	the impact on our success of the relative maturity in the United States, and limited size, of the markets for our infant protection and wander prevention systems and vibration monitoring instruments;
•	the degree of success we have in leveraging our brand reputation, reseller network and end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/personnel location and identification systems;
•	the rate and extent of the U.S. healthcare industry’s adoption of radio frequency identification, or RFID, asset/personnel location and identification systems;
•	the relative degree of market acceptance of our zonal, or cell identification, active RFID systems compared to competing technologies, such as lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-based location and wireless networking technologies;
•	our ability to complete our efforts to introduce a new vibration monitoring instrumentation platform;
•	uncertainty as to whether we will be able to increase our sales of infant protection and wander prevention systems outside of North America;
•	our reliance on third-party dealers to successfully market and sell our products;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;
•	our ability to comply with current and future regulations relating to our businesses;
•	uncertainty as to whether a market for our VeriMed system will develop and whether we will be able to generate more than a nominal level of revenue from this business
•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;
•	market acceptance of our VeriMed system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;
•	a potential disruption to our business, loss of sales and higher expense if we are unable to obtain the implantable microchip used in our VeriMed and VeriTrace systems from our largest stockholder, Applied Digital Solutions, Inc. d/b/a Digital Angel, and other risks related to our supply agreement with Digital Angel;
•	our ability to provide uninterrupted, secure access to the VeriMed database;
•	conflict of interest risks related to our continued affiliation with Digital Angel; and
•	our ability to establish and maintain proper and effective internal accounting and financial controls.
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

PART I
ITEM 1. BUSINESS
The Company
We were formed as a Delaware corporation by Applied Digital Solutions, Inc., d/b/a Digital Angel, or Digital Angel, in November 2001. In January 2002, we began our efforts to create a market for radio frequency identification, or RFID, systems that utilize our human implantable microchip. Digital Angel owned over 90% of our stock as of December 31, 2006. On February 14, 2007, we completed our initial public offering in which we sold 3,100,000 shares of our common stock at $6.50 per share. As of December 31, 2007 and March 17, 2008, Digital Angel owned 50.8% and 49.3% of our common stock, respectively.
In March 2005, we acquired EXI Wireless Inc., a Canadian corporation engaged through its subsidiaries in the business of developing and marketing RFID systems for infant protection, wander prevention and asset/personnel location and identification for use within the healthcare industry, and asset management systems used by industrial companies to manage and track their mobile equipment and tools. Subsequent to the acquisition, EXI Wireless was renamed VeriChip Holdings Inc., or VHI.
In June 2005, we acquired Instantel Inc., a Canadian corporation engaged in the business of developing and marketing RFID systems for infant protection, wander prevention, emergency response and asset tracking within the healthcare industry, as well as vibration monitoring instruments for the construction, mining and commercial blasting industries. In January 2006, we effected an amalgamation of Instantel and the former EXI Wireless subsidiaries under Canadian law. The combined entities operated as a wholly-owned subsidiary of VHI under the name VeriChip Corporation, which in April 2007 was changed to Xmark Corporation, or Xmark. On January 1, 2008, VHI and Xmark were amalgamated with Xmark surviving.
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
Hugs, Kisses, RoamAlert, Assetrac, Blastmate, Minimate, and BioBond are our registered trademarks, and HALO, VeriMed, VeriChip, VeriTrace and ToolHound are our trademarks. This Annual Report on Form 10-K contains trademarks and trade names of other organizations and corporations.
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

Through our acquisitions in the first half of 2005 of two Canadian-based businesses, each of which has been engaged in the design, marketing and sale of RFID systems for more than 10 years, we have become one of the leading providers of:
•	infant protection systems that help to prevent infant abduction and mother-baby mismatching; and
•	wander prevention systems that help to protect and locate residents in nursing homes and assisted living facilities.
As of December 31, 2007, our RFID systems for one or the other of these applications have been installed in over 5,000 healthcare locations, primarily located in North America. Sales of these systems currently represent a majority of our revenue.
We are in the early stages of marketing an asset/personnel location and identification system to hospitals and other healthcare facilities. This system is designed to efficiently identify, locate and protect medical staff, patients, visitors and medical equipment. We are seeking to leverage our established brand reputation, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the developing market for RFID real-time location systems in hospitals and other healthcare facilities.
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
Most RFID systems use either “active” or “passive” tags, with the choice reflecting the different characteristics of the tags and the nature of the RFID system application. The key difference in the technology is that active RFID systems deploy tags with battery-powered microchips that emit a signal at regular intervals or continuously and do not rely on power from the reader to operate, while passive RFID systems deploy tags with microchips that have no attached power supply and receive an activating charge from the reader’s signal. Applications that require receipt of signals between the tag and the reader beyond approximately ten meters in range usually need a battery in the tags.
Our infant protection, wander prevention, emergency response, and asset/personnel location and identification systems all make use of active RFID tags, which are worn by the people or attached to the objects these systems are designed to identify, locate or protect, enabling the systems to be used for perimeter control, tamper notification, and location and tracking purposes. Multiple receivers with radio frequency antennas are placed in selected locations throughout a facility to receive coded beacon messages from these active tags. All receivers in range of a particular tag decode the message and send the received information to a central server. The received tag information is used for multiple purposes across the range of system applications, including to provide supervisory alerts when tag messages are absent and to provide tag positional location through triangulation or other context-sensing algorithms. In addition, many of our active tags include a tamper detection feature to prevent unauthorized removal, enhancing the security features of our systems. This includes our proprietary skin-sensing and cut band technologies used with our infant protection tags, as well as our proprietary tamper-proof asset tag used in our asset/personnel location and identification system.

We are also in the process of creating a market within the healthcare sector for the first, and, to date, we believe the only, human-implantable radio frequency transponder system cleared for use for patient identification and health information purposes by the U.S. Food and Drug Administration, or FDA – our VeriMed Patient Identification System. As of December 31, 2007, we have generated nominal revenue from sales of our VeriMed system. The key components of the VeriMed system are a passive microchip, which is approximately the size of a grain of rice, a fixed location or a wireless handheld scanner used to read the 16-digit identification number contained on the microchip, and a secure, web-enabled database containing a patients’ personal health record. The implantable microchip is not worn or attached as are the tags used in our infant protection and wander prevention systems but rather is implanted under the skin of a person’s upper right arm.
We are also engaged in the development, marketing and sale of products with applications outside the healthcare sector that do not make use of RFID technology. Specifically, we offer a wide range of vibration monitoring instruments used by engineering, construction and mining professionals to monitor and document the effects of human-induced vibrations on neighboring structures. We believe we are the leading provider of vibration monitoring instruments. Sales of such instruments currently represent the second-largest source of our revenue.
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
Some of the major applications of RFID systems being deployed in the healthcare industry today include:
•	Infant Protection —At present, approximately 50% of maternity wards and other birthing facilities in the United States, and 65-75% of maternity wards with greater than 1,000 births per year, have some type of infant protection system – though not necessarily an RFID system. Based on our experience, we anticipate that hospital maternity wards and birthing centers will continue to upgrade their security measures, with RFID systems designed for these applications achieving greater market penetration. The adoption of security measures, such as the implementation of an RFID infant protection system, has been prompted by problems in dealing with mother-baby mismatching and infant abduction. The Journal of Healthcare Protection Management has reported that an estimated 20,000 mismatching incidents occur annually in the United States. Between 1983 and 2004, 223 infants were recorded as being abducted in the United States, with over 50% taken from healthcare facilities.
•	Wander Prevention —At present, we estimate that roughly 30% of the long-term care facilities in the United States have deployed an RFID-type wander prevention system. The level of system deployment varies by type of facility. Nursing homes reflect the highest level, followed by assisted living facilities. The implementation of RFID wander prevention systems has been prompted by the significant number of individuals residing in long-term care facilities, including nursing homes and assisted living facilities, who are at risk of wandering away from their care facility. This can result in danger to the individual and subsequent liability to the healthcare facility and its insurer. According to the National Institute on Aging of the U.S. National Institutes of Health, in 2005 there were approximately 37 million people over the age of 65 in the United States alone, and that number is expected to grow to approximately 58 million by 2025. Furthermore, according to the National Nursing Home Survey, published by the Centers for Disease Control in June 2002, as of 1999, there were 18,000 nursing homes in the United States in which approximately 27% of the residents suffered from Alzheimer’s disease, dementia or related disorders. We believe that existing and future state regulations applicable to long-term facilities, which include security and wander prevention requirements, will drive the growth in demand for wander prevention systems.

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
Notwithstanding the predictions of significant growth for RFID real-time location systems in the healthcare sector, the pace at which healthcare facilities have implemented RFID systems has been slower than many who follow the industry have anticipated. Market analysts have cited a number of factors that may be constraining the rate and extent of the U.S. healthcare industry’s adoption of RFID asset/personnel location and identification systems, including:
•	the cost of deployment, coupled with the limited budgets of many hospitals;
•	the uncertainty or unquantifiable nature of the return on investment;
•	system compatibility issues;
•	the low level of awareness; and
•	privacy concerns.
As of December 31, 2007, hospitals in the United States that have implemented real-time location systems have done so primarily on a departmental basis. This reflects, in part, the funding constraints of U.S. hospitals, as well as the difficulty of quantifying the return on investment derived from deployment of an RFID system. Most of the existing system installations represent early adopters of the technology, typically teaching hospitals. In general, a real-time location system with a greater coverage area translates into greater potential for applications that improve productivity, increase revenues and reduce costs.
We believe that RFID technology may also be used to address the need of emergency room personnel and other first responder medical practitioners to identify uncommunicative patients and rapidly access their personal health records, and we believe that use of such technology has the potential to improve patient care, enhance productivity and lower costs. The IDTechEx report refers to a study performed by the U.S. Institute of Medicine that estimated that preventable medical errors in the United States cause between 44,000 and 98,000 deaths each year, due in part to mistaken patient identification and lack of information on a patient’s medical history, and results in losses, other than the loss of human life, of $17 billion to $29 billion annually. These losses include the expense of additional care needed because of mistakes, disability, and lost productivity and income. One factor that can contribute to the occurrence of preventable medical errors is the inability to identify a patient and/or access his or her health records. Recognizing the problem of patient identification and access to medical records, the United States government is currently attempting to address certain inefficiencies in the healthcare system related to information technology. In particular, the current administration has developed a National Health Information Technology Plan that features as one of its main initiatives a plan to establish electronic health records for a majority of Americans within the next ten years.

Vibration Monitoring
Government regulations relating to the monitoring of vibrations resulting from activities, such as mining, commercial blasting, pile driving and heavy construction, require compliance with specified standards. These standards serve to limit the potential for damage to neighboring structures and to minimize human annoyance. The demand for such monitoring, though affected by the level of economic activity, has, in general, increased over the last five years, reflecting the greater degree of blasting and vibration generating activities occurring closer to densely populated areas.
Our Solutions
We are primarily engaged in the development, marketing and sale of RFID systems used to identify, locate and protect people and assets. The healthcare industry represents the principal market for our RFID systems. Also, we market and sell vibration monitoring instruments used to monitor and document the effects of human-induced vibrations on neighboring structures in an area where blasting occurs. All of our systems are designed to enable our end-use customers to enhance operating efficiencies, reduce costs, and reduce the exposure to potential liability.
In early 2007, we realigned our business into three business segments: healthcare security, implantable, and industrial. This change was made to align our financial reporting with our new operational management structure. All segment information in this Annual Report on Form 10-K has been reclassified to reflect the segment realignment.
Our Healthcare Security Systems
Infant Protection
We are a leading provider of RFID infant protection systems, which we market and sell under the Hugs and HALO brand names, and unlabelled through original equipment manufacturer (OEM) relationships. Our systems reduce the risk of infant abductions and enable healthcare professionals to accurately identify infants. Our systems help protect infants from abductions by sounding alarms, locking doors and disabling elevators. While infant abductions are rare, the impact of a single case can create a severe negative impact on hospitals, birthing centers and families. With an additional optional component worn by the mother, one of our systems can be used to help prevent mother baby-mismatching through an audible signal to indicate a match or mismatch.
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
The Hugs System
The Hugs system uses a proprietary anklet band containing an active RFID tag. If the band is cut or tampered with, a signal is emitted to a receiver. The Hugs system software continually monitors the status of all infant tags, and will generate an alarm if a tag does not send a status message every 10 seconds – and more frequently when within the range of a mounted receiver at a point of egress. The status message is received by receivers positioned above the ceiling or by a door that monitor the tag’s location. Once a signal is emitted to a receiver, the receiver then sends the signal to a server containing our application software.

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
In the event of an alarm, the server indicates the tag ID number and in some cases the location on a floor plan map of the facility. The Hugs system can automatically activate magnetic door locks or hold an elevator. It can also integrate with and activate other security and access control systems, such as alpha-numeric pagers and cameras.
Through the use of simple password procedures, the Hugs system allows staff to sign tags out of the system, so infants can be moved, for example, from the maternity ward for testing or other medical procedures.
The optional Kisses component to the Hugs system is designed to ensure mother infant matching. With the Kisses option, each mother wears a small Kisses tag. Every time a mother and infant are brought together, an audible signal indicates a match or mismatch. In the event of a mismatch, the infant’s tag immediately alerts the maternity ward or birthing center.
The Halo System
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
The HALO system is modular in design and can be easily expanded to new areas of the medical facility with the addition of more receivers and tags.
Wander Prevention
We believe that we are one of the leading providers of active, wearable tag, RFID wander prevention systems, which we market and sell under the RoamAlert brand name. Our systems allow healthcare professionals to accurately identify and locate residents of long-term care facilities, including nursing homes and assisted living facilities, as well as hospital psychiatric wards and trauma units. Our systems help protect residents from wandering by sounding alarms, locking doors and disabling elevators. Residents wearing our tags are typically individuals who suffer from a dementia-related disorder, such as Alzheimer’s disease.

The benefits of our wander prevention systems include:
•	the protection of residents without physical restraint, providing them freedom to move throughout their place of residence;
•	the reduction of staffing requirements and the increased ability to focus on care rather than protection; and
•	the reduction of potential liability to long-term care and related facilities.
With the RoamAlert wander prevention system, an at-risk resident of a long-term care facility wears an active tag RFID bracelet, which we believe to be the smallest and lightest on the market. Exits are protected by door receivers. When the resident approaches an exit, the door controller locks the door to prevent the resident from leaving or, if the door is open, an alarm sounds. All alarm information is presented in an intuitive visual format: the name of the resident, his/her location and even a picture can be displayed on PCs installed at one or several nurse stations around the long-term care facility. For bypassing doors, staff members wear staff pendant tags. Doors will unlock automatically and the system will record the identity of the staff member, as well as the resident(s) the staff member is escorting.
The RoamAlert system allows for customization of resident care so as to give each resident the maximum possible freedom compatible with his/her safety. The system can be programmed to enable a resident to pass through certain exits, for example to reach a common area, while all other exits and residents remain protected.
The system provides not only wander prevention, but can also be expanded to include personal emergency response and resident locating. Residents and staff can call for help from anywhere in the facility at any time.
Our RoamAlert ECO product, which we sell at a lower price point, is targeted at facilities with only a few exits to monitor and/or only a few residents in need of protection. The RoamAlert ECO can cover elevators, and supports display of the resident tag ID number at the door with the optional ID display unit. It is easily integrated with nurse call, access control and fire safety systems. In addition, the RoamAlert ECO product can be upgraded to the fuller functionality of the RoamAlert system.
Asset/Personnel Location and Identification
Our Assetrac asset/personnel location and identification system provides a reliable and efficient method for hospitals and other healthcare facilities to locate high-value mobile medical equipment, which we believe can be of help in providing ready access to such equipment when needed and reducing losses due to misplacement or theft. The location information provided by the system can also be used to establish whether that equipment has been sterilized since its last use. This information helps to ensure that patients are treated with sterile and safe equipment.
Our location and identification system can be utilized for other applications, such as:
•	tracking patients for identification purposes prior to the administration of medications or surgery;
•	tracking the location of caregivers in healthcare facilities to ensure timely response to emergencies; and
•	facilitating staff alarms in the event of patient violence.
Hospitals have the ability to deploy asset/personnel location and identification systems of varying scale, ranging from a system covering a single department, such as the emergency room or the operating room, to one covering the entire facility. The system can provide a combination of portal-based tracking and true real-time tracking. As of March 17, 2008, seven of our asset/personnel location and identification systems have been sold. These systems were sold through two dealers on a private label basis.

Our VeriMed System
Our VeriMed system is designed to rapidly and accurately identify people who are unconscious, confused or unable to communicate at the time of medical treatment, for example, upon arrival at a hospital emergency room. Our VeriMed system provides emergency room physicians and staff who use our scanner, linking a patient to the VeriMed Registry to have access to patient pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records. In addition, we believe that our recent introduction of our wireless handheld scanner will make the VeriMed system an important identification tool for EMTs and other emergency personnel outside the hospital emergency room setting. The components of our system include:
•	a glass-encapsulated microchip-equipped transponder, antenna, and capacitor;
•	a fixed location, or a wireless handheld, scanner; and
•	a secure, web-enabled database containing patient-approved information.
The microchip used in the VeriMed system is a passive RFID microchip, approximately the size of a grain of rice, which is implanted under the skin in a patient’s upper right arm under the supervision of a physician. The capsule is coated with a polymer, BioBond TM to form adherence to human tissue, thereby preventing migration in the body. Each microchip contains a unique 16-digit identification number. The identification number can be read by one of our handheld scanners. When the scanner is placed within a few inches of the microchip, a small amount of radio frequency energy passes from the scanner, energizing the dormant microchip, which then emits a radio frequency signal transmitting the identification number. With that identification number, emergency room personnel or EMTs can securely obtain from our or a third party’s database the patient’s pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records.
Initially, we anticipate that a patient using the VeriMed system will take responsibility for inputting all of his or her information into our database, including personal health records, as physicians offices are not yet typically involved in this process – primarily because of liability concerns and because they are not generally paid for this service. However, in time we envision that persons using the VeriMed system may prevail upon their physicians to assist them with the inputting of information for which, by virtue of their medical training, physicians offices are better equipped to provide. This, in turn, should provide emergency room personnel and EMTs with greater confidence in the accuracy and completeness of patients’ personal health records in the database.
An individual implanted with our microchip whose information is included in our database may grant access to such information to any of the following categories of persons, at the sole discretion of the patient:
•	public safety personnel, including local police, fire and rescue workers;
•	emergency medical personnel, including EMTs and paramedics;
•	medical facilities, including hospitals, urgent care centers and physician offices; and
•	law enforcement personnel, including sheriff’s departments, state police and the FBI.
Unless a patient decides otherwise, such persons will have read-only access to a patient’s information.
There are a number of risks associated with our VeriMed business, including without limitation:
•	uncertainty as to whether a market for the VeriMed system will develop and whether we will be able to generate more than a nominal level of revenue from the sale of such systems;

•	uncertainty as to the future availability of insurance reimbursement for the microchip implant procedure from government and private insurers;
•	a potential disruption in our operations, loss of sales and higher expense in the event we are unable to obtain the implantable microchip from Digital Angel, our sole supplier of the microchip, or have to make alternative arrangements for the manufacture of the microchip;
•	our obligation to meet annual minimum purchase requirements in 2008 under our supply agreement with Digital Angel, as a condition to maintaining the exclusivity of our supply arrangement, that may exceed our sales of the microchip; and
•	possible third-party claims asserting that we hold no rights for the use of the implantable microchip technology and are violating the third party’s intellectual property rights. If such a claim were successful, we could be enjoined from marketing this technology and could be required to pay substantial damages.
For additional information relating to the risks associated with our VeriMed business, see “Item 1A. Risk Factors—Risks Related to Our Businesses Which Utilize the Implantable Microchip.”
Our Industrial Systems
Vibration Monitoring Instruments
Our Blastmate and Minimate vibration monitoring instruments provide engineering, construction and mining professionals with an accurate and efficient means to monitor and document the effects of human-induced vibrations on neighboring structures in an area where vibration occurs. Government regulations relating to vibration monitoring require compliance with specified standards to limit the potential for damage to neighboring structures and to minimize human annoyance that may result from commercial blasting or heavy construction. Our instruments assist in evaluating the peak vibration level, which is a key statistic in the prevention of structural damage.
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
We are currently in the process of selling our ToolHound business and expect to exit the business by mid 2008. The sale of the ToolHound business is not expected to have a material impact on our financial condition, results of operations or cash flows.
Our Strategy
For the foreseeable future, we expect that our revenue will continue to be derived primarily from sales of our infant protection and wander prevention systems, which along with our asset/personnel location and identification system, make up our healthcare security system offerings, and sales of our vibration monitoring instruments.
Healthcare Security System Offerings
We believe that the global market for infant protection systems, including components of such systems that are consumable items, is currently growing at a rate of approximately 10-15% per year, although we consider the U.S. market relatively mature. There are approximately 3,800 birthing hospitals in the United States. We estimate that infant security systems have been implemented in approximately half of these facilities. Management estimates that over 1,300 U.S. hospitals use our infant protection systems. In 2007, we achieved record sales of our infant protection products. These sales were across all of our product platforms and multiple geographies, focused in North America. We believe that growth opportunities exist among the remaining facilities that do not yet have infant protection systems in place, as well as through replacement of legacy systems. Presently, approximately half of our infant protection system sales are replacement system sales.

We estimate that within the United States RFID-type wander prevention systems are currently installed in approximately 30% of the more than 52,000 nursing homes and assisted living facilities. While the nursing home segment is considered fairly well penetrated, we believe that existing and future state regulations, which include security and wander prevention requirements, applicable to long-term facilities will continue to drive growth in demand for wander prevention systems for the next several years. Over 200 and 240 of our wander prevention systems were purchased by long-term care facilities in 2006 and 2007, respectively.
In view of the relative maturity of the markets for our infant protection and wander prevention systems – at least in the United States – our growth strategy for these businesses encompasses the following:
•	Market and sell these systems internationally through distribution relationships. We are only just beginning to penetrate geographic markets outside of North America for our infant protection and wander prevention systems. In an effort to accelerate this process, we have entered into distribution agreements with a combination of both local distributors who have an in-depth knowledge of the relevant geographic region, as well as larger distributors with a global or near-global reach.
•	Leverage our established brand recognition, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/personnel location, identification and protection systems. We intend to leverage our established brand reputation, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for RFID location, identification and protection systems for assets, patients and staff in the healthcare industry. We are in the process of building out our distribution network for our asset/personnel location and identification system and providing the requisite training to certain dealers in an effort to be on the forefront of the emerging market for these systems in the healthcare sector. We effected a limited commercial launch of our asset/personnel location and identification system to our dealer channel for this system in the first quarter of 2007. We believe that it is important for our asset/personnel location and identification system to capture market share in this emerging market within the next 12-24 months, as we expect that a significant factor in hospitals’ choice of system vendors will be referrals to other healthcare facilities that have deployed, and are pleased with, such systems. To achieve this, we will need to be on the forefront of the effort to educate the healthcare industry regarding the benefits, including the return on investment, achievable through implementation of RFID location, identification and protection systems.
The VeriMed System and Other Applications for Our Implantable Microchip
We believe that our VeriMed system, which utilizes our implantable microchip, may make a significant contribution to our revenue in the future. As part of our growth strategy, we are dedicating the operating cash flows generated by our healthcare security systems and industrial products, as well as a significant portion of the proceeds of our initial public offering, to our efforts to create markets for the VeriMed system, as well as our other systems that utilize the implantable microchip.
Healthcare Application
We believe our VeriMed system will prove of use to emergency room personnel and other first responder medical practitioners in identifying uncommunicative patients and rapidly accessing their personal health records at the time of initial treatment. The primary target market for our VeriMed system consists of people who are more likely to require emergency medical care, persons with cognitive impairment, persons with chronic diseases and related conditions, and persons with implanted medical devices. According to a study we commissioned by Fletcher Spaght, Inc. in 2005, there were approximately 45 million patients in the United States alone who fit this profile. Through use of our VeriMed system, currently a person can be scanned for the unique, 16-digit identification number on the implanted microchip, enabling access to our VeriMed Registry and that person’s pre-approved information, including the person’s name, primary care physician, emergency contact information, advance directives, and if the person elects, other pertinent data, such as personal health records. See “Item 1A. Risk Factors—Risks Related to Our Businesses Which Utilize the Implantable Microchip.”

Our sales and marketing strategy for our VeriMed system is to contemporaneously market our system to hospitals, hospital networks, third-party emergency department management companies and nursing homes, as well as to physicians who treat at-risk patients: persons with diabetes, cancer, coronary heart disease, chronic obstructive pulmonary disease, cerebrovascular disease (stroke), congestive heart failure, Alzheimer’s, epilepsy and other diseases or conditions, including persons with implanted medical devices. This approach is intended to accelerate the adoption of the VeriMed system by healthcare facilities, as well as by physicians and patients.
In the initial phase of our efforts to create a market for the VeriMed system, we have focused on getting hospitals and third-party emergency room management companies to adopt the VeriMed system protocol in their emergency rooms. This focus reflects our recognition that physicians who treat patients within our target market may be disinclined to discuss with their patients, and patients may not be persuaded by, the benefits of the VeriMed system in the absence of some or all of the hospital emergency rooms in their immediate geographic area having become part of our network. To build out our network, we have been providing our scanners, at no charge, to hospitals and third-party emergency room companies. As of December 31, 2007, more than 200 hospitals and other medical facilities have adopted our VeriMed system protocol in their emergency rooms. The facilities that have adopted the VeriMed protocol have received training in the use of our system and, as part of the standard protocol, are scanning patients who arrive in their emergency rooms unconscious, confused or unable to communicate. We expect to continue this “seeding” process for the foreseeable future, as we endeavor to build out the network across the United States and overseas.
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
As of March 17, 2008, 616 people have received our VeriMed microchip and have enrolled in the VeriMed patient registry, of which 108 have enrolled as paying subscribers. We attribute the modest number of people who have undergone the microchip implant procedure to a number of factors:
•	A lack of direct to consumer advertising to educate the patient population to the benefits of the VeriMed system.
•	Many people who fit the profile for which the VeriMed system was designed may not be willing to have a microchip implanted in their upper right arms.
•	Physicians may be reluctant to discuss the implant procedure with their patients until a greater number of hospital emergency rooms have adopted the VeriMed system as part of their standard protocol.
•	The media has from time to time reported, and may continue to report, on the VeriMed system in an unfavorable and, on occasion, an inaccurate manner. For example, there have been articles published asserting, despite at least one study to the contrary, that the implanted microchip is not MRI compatible. There have also been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in animals.

•	Privacy concerns may influence individuals to refrain from undergoing the implant procedure or dissuade physicians from recommending the VeriMed system to their patients. Misperceptions that a microchip-implanted person can be “tracked” and that the microchip itself contains a person’s basic information and personal health records may contribute to such concerns.
•	Misperceptions and/or negative publicity may prompt legislative or administrative efforts by politicians or groups opposed to the development and use of human-implantable RFID microchips. In that regard, in 2006 and 2007, a number of states have introduced, and at least three states have enacted, legislation that would prohibit any requirement that an individual undergo a microchip-implant procedure. While we support all pending and enacted legislation that would preclude anything other than voluntary implantation, legislative bodies or government agencies may determine to go further, and their actions may have the effect, directly or indirectly, of delaying, limiting or preventing the use of human-implantable RFID microchips or the sale, manufacture or use of RFID systems utilizing such microchips.
•	At present, the cost of the microchip implant procedure is not covered by Medicare, Medicaid or private health insurance.
•	At present, no studies to assess the impact of the VeriMed system on the quality of emergency department care have been completed and publicly released.
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
In June 2006, we began a study with Horizon Blue Cross Blue Shield of New Jersey, the largest health insurer in the State of New Jersey (Horizon BCBSNJ), the Hackensack University Medical Center Independent Physicians Association (IPA) and the Hackensack University Medical Center, under which Hackensack University Medical Center and its physicians have the right to test the VeriMed system over a period of approximately two years. Together with BCBSNJ, we have enrolled in the study 30 members of Horizon BCBSNJ who were treated for an episode of care by a Hackensack IPA physician between January 1, 2004 and December 31, 2006. Each participant in the program is to be tested for a period of two years after receiving the microchip implant. The objective of this clinical study is to assess the impact of the VeriMed system on emergency department care provided to patients with specified chronic medical conditions. This will include an assessment of: the insertion technique; patient data selection and input; staff acceptance and use of the technology; frequency of database access; the time involved for information gathering with current methods compared to the VeriMed System; the impact of the VeriMed system on clinical presentation and treatment; and the functionality of the VeriMed system in an application environment.
The Institutional Review Board approved a clinical study to be performed by the American Medical Directors Association (AMDA) to assess the efficacy of the VeriMed system in improving patient outcomes and improving access to patient medical information while patients are in route to emergency rooms from long-term care facilities, both skilled nursing facilities and assisted living facilities. The proposed study would involve 10 facilities, either skilled nursing facilities or assisted living facilities, with an estimated study population of 100 people. The inclusion criteria for the study participants would include being age 65 or above and having two or more of the following conditions: dementia, stroke, diabetes, chronic obstructive pulmonary disease, congestive heart failure, coronary heart disease and epilepsy. No patient or third party will be billed for use of the VeriMed system during the study. This study is scheduled to begin in first half of 2008.

In early 2007, we entered into a partnership with Alzheimer’s Community Care, or ACC, of West Palm Beach, Florida, in which VeriChip and ACC will conduct a study of the effectiveness of the VeriMed Patient Identification System in managing the records of Alzheimer’s patients and their caregivers. In the two-year, 200 patient study, participating individuals suffering from Alzheimer’s disease and other forms of dementia, as well as their caregivers, would receive the VeriMed implantable microchip to provide emergency department staff easy access to those patients’ identification and medical information. Alzheimer’s disease is one of several medical conditions we identify as being ideally suited for the benefits of the VeriMed system since individuals with the disease or other forms of dementia are often unable to give necessary identifying information or critical medical history upon being admitted to a hospital. ACC also believes it is important for caregivers to obtain the implantable VeriMed. If a caregiver becomes ill, the VeriMed database will inform medical personnel that he or she is the caregiver for someone unable to care for themselves. All participants in the study will be voluntary. The legally designated responsible party of an Alzheimer’s patient unable to make medical decisions must give permission for the patient to participate. As of December 31, 2007, more than 100 patients and caregivers have received the VeriMed microchip as part of this study.
In July 2007, Christiana Care Health Services in Newark, Delaware, commenced a prospective randomized, controlled study to analyze the effectiveness of the VeriMed system as a personal and emergency medical heath record system in a disaster scenario. Christiana Hospital randomly selected 100 patient charts based on the profile of the target population, removing all identifying information of the patient, and divided such charts into two groups of fifty. Each chart in the first group was assigned one of our active microchips. The patient data was entered into the VeriMed database and associated with an active microchip. The second group consisted of fifty “placebo” or inactivated microchips. Simulating a multi-casualty traumatic event, the activated and inactivated microchips and related charts were distributed among teams of emergency physicians and nurses. Using the VeriMed scanner, the teams scanned each chart – as is protocol during triage. If the team received a chart associated with a microchip that was activated, they accessed the patient’s medical data through the VeriMed Registry. If the microchip was not activated, the team only had access to the given synopsis, which may include the corresponding chart depending on the synopsis (e.g., if the patient is conscious to give a history). Once the results are analyzed, we believe that this study will support our position that the VeriMed system improves the quality of care, decreases the cost of treatment and rapidly and accurately identifies people who are unconscious, confused or unable to communicate at the time of medical treatment. The results of this study are expected to be published by the summer of 2008.
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
Beginning in 2008 we plan to begin a direct to consumer advertising campaign, to educate consumers as to the benefits of the VeriMed system and to direct them to our customer support center and healthcare store fronts that we will co-locate with a healthcare provider partner. This campaign will begin in South Florida where our infrastructure of VeriMed adopted hospitals is strongest and upon success in South Florida will be replicated in additional geographies based on the strength of our infrastructure in those geographies and consumer demographics.
Other Applications
We have also developed another system that utilizes the implantable microchip, our VeriTrace system.
Our VeriTrace system was conceived of in the wake of Hurricane Katrina, when we donated implantable microchips to FEMA’s Department of Mortuary Services in Mississippi and Louisiana to help with FEMA’s efforts to identify corpses. Our implantable microchips were used to provide an end-to-end tagging solution for the accurate tracking and identification of human remains and associated evidentiary items. We began limited marketing of our VeriTrace system in 2006.

Industrial System Offerings
We perceive the market for vibration monitoring instruments, like that for our healthcare security system offerings, to be of limited size and growth potential. Our primary strategy to grow this business is through the continued support of our large installed base of customers and the introduction of a new instrumentation platform. We believe that the new platform, when completed, will better integrate with contemporary data communications protocols so as to improve our products’ remote monitoring capabilities and will make several sensors and peripherals that will enhance the ability to monitor additional environmental and structural parameters related to vibration and overpressure monitoring. We expect that the new platform will enable us to expand our sales by selling products to new as well as existing customers at higher price points resulting in greater revenues.
Technology
Active Tags and Readers
Our infant protection, wander prevention, emergency response and asset/personnel location and identification systems all make use of active RFID tags, enabling the systems to be used for perimeter control, tamper notification, location and tracking purposes. These active tags include an internal lithium battery enabling them to transmit a coded radio frequency beacon on a continual or intermittent basis. The beacon has a reliable range of approximately 30 to 50 feet indoors and up to 100 feet outdoors. Multiple receivers with radio frequency antennas are placed in selected locations throughout a facility to receive coded beacon messages from these active tags. All receivers in range of a particular tag decode the message and send the received information to a central server. The received tag information is used for multiple purposes across the range of applications, including to provide supervisory alerts when tag messages are missing and to provide tag positional location by triangulation and other context sensing algorithms.
In addition, many of our active tags include a tamper detection feature to prevent unauthorized removal, enhancing the security features of our systems. This includes our proprietary skin-sensing and cut band technologies used with our infant protection tags, as well as our proprietary tamper-proof asset tag used in our asset/personnel location and identification system.
Technology Platform/Application Software
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
Research and Development
Our research and development group consists of 30 staff members, currently based in Ottawa, Canada. These employees are responsible for the development of hardware, software and the mechanical design of our systems. Further enhancements to our current systems and the development of new systems are important components of our ability to remain competitive in our marketplace.
Intellectual Property
We rely on a combination of patents, copyrights, trade secrets (including know-how), employee intellectual property agreements and third-party agreements to establish and protect proprietary rights in our products.

Our patent portfolio consists of patents issued in the United States and patents issued in Canada, including the following:
•	U.S. Patent No. 6,144,303, “Tag and System for Patient Safety Monitoring,” applies to infant protection tags that sense when they are in contact with the skin. The tag can generate an alarm when it is removed. The U.S. patent expires in 2019. The corresponding issued patent in Canada is Canadian Patent No. 2,260,577, which expires in 2019.
•	U.S. Patent No. 5,977,877, “Multiple Conductor Security Tag,” which is licensed from BI Incorporated, applies to tags attached with bands that can detect unauthorized cutting of a band attached to a person or object. This patent expires in 2018.
•	U.S. Patent No. 5,374,921, “Fiber Optic Security and Communications Link” applies to security tags with an optical fiber in the band to detect unauthorized removal. This patent expires in 2011. The corresponding issued patent in Canada is Canadian Patent No. 2,055,266, which expires in 2011.
•	U.S. Patent No. 6,137,414, “Asset Security Tag,” applies to asset protection tags that can generate an alarm if the asset to which it is attached (such as a piece of hospital equipment) is moved to an unauthorized area or if the tag is removed without authorization. This patent expires in 2019.
•	U.S. Patent No. 6,456,191, “Tag System with Anti-Collision Features,” applies to RFID tags with communication features that allow communications with multiple tags in close proximity to one another. The U.S. patent expires in 2019. The corresponding issued patent in Canada is Canadian Patent No. 2,266,337, which expires in 2019.
•	U.S. Patent No. 7,116,230, “Asset Location System,” applies to an RFID tagging system that utilizes a portable receiver, instead of a network of fixed receivers, to track, analyze and prioritize information on the location of tagged assets within a building or warehouse. This patent expires in 2025.
The technology covered by the above-listed patents is widely used in our healthcare security systems.
In addition to the patents described above, we have a license from Digital Angel under U.S. Patent No. 5,952,935, “Programmable Channel Search Reader,” which applies to RFID tag readers that are capable of reading different kinds of RFID tags with differing communications protocols. The patent expires on May 3, 2016. We also have a license from BI Incorporated under U.S. Patent No. 4,952,913, “Tag for Use with Personnel Monitoring System,” which applies to tags, for individuals, that sense and report tampering. The patent expires in December 2009. This patented technology is used in our Hugs infant protection system.
We purchase the implantable microchip from Digital Angel under the terms of an amended and restated supply agreement. The supply agreement is discussed in “Item 1. Business – Manufacturing; Supply Arrangements.” Digital Angel, in turn, obtains the implantable microchip, a component of the VeriMed system, from a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129 “Syringe-Implantable Identification Transponders,” which we refer to as the ‘129 patent. In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. Digital Angel sources the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc., was merged in 1997. In October 2007, Digital Angel and the successor to HID executed a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. Digital Angel has, in turn, sublicensed those rights to us. Hughes, HID, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against us asserting that we are violating its rights.

Our employees, consultants and advisors are required to enter into confidentiality agreements that prohibit the disclosure or use of our confidential and proprietary information. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties. Our RFID tag designs benefit from confidential know-how we have developed through experience. Our middleware product that is a component of our technology platform for our healthcare security applications, as well as other software products, are protected by copyright and trade secret rights.
We are seeking registration of our VeriChip and VeriMed trade names in various product markets in the United States and elsewhere in the world. However, in June 2004, VeriSign, Inc. filed oppositions with the U.S. Patent and Trademark Office, objecting to our registration of the VeriChip trade name and our trademarks that begin with the “Veri” prefix. We and VeriSign are seeking to amicably resolve the opposition proceeding. Settlement negotiations are ongoing; however, the proceeding is currently active, and we served further discovery to VeriSign on January 3, 2008 to obtain information that will be relevant to any settlement. In the event an amicable resolution is not reached and VeriSign is successful in the opposition proceedings, our applications to register VeriChip and other “Veri-” marks will be refused. It is also possible that VeriSign could bring a court action seeking to enjoin our use of VeriChip and the other “Veri-” marks and/or seek monetary damages from our use of these marks. If VeriSign were to bring a court action and prevail in that action, we may be required to re-name our Company and re-brand some of our products, such as VeriChip, VeriMed and VeriTrace, as well as to possibly pay damages to VeriSign for our use of any trademarks found to have been confusingly similar to those of VeriSign.
Despite our efforts to protect our intellectual property rights, it may be possible for unauthorized third parties to copy portions of our products or to reverse engineer or otherwise obtain and use some technology and information that we regard as proprietary. Our reliance on intellectual property rights is subject to a number of risks. See “Item 1A. Risk Factors.”
Sales, Marketing and Distribution
Our end-use customers consist of healthcare facilities, such as hospitals and long-term care facilities, healthcare professionals, such as physicians, individual patients, and other customers that purchase our systems for non-healthcare applications, such as construction, oil and gas companies.
Our sales and marketing strategy is to sell our systems through multiple channels. However, to date we have sold essentially all of our active RFID systems through dealers. Most of our largest dealers, by volume of systems sold, are focused exclusively or primarily on the healthcare industry. As of December 31, 2007, our sales staff consists of a total of 19 people, based primarily in Ottawa, Canada and at our corporate headquarters in Florida. We have a limited number of medical device representatives strategically located in other places in North America, where we have a number of hospitals that have adopted our VeriMed system.
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
Asset/Personnel Location and Identification System
Through March 17, 2008, a limited number of our asset/personnel location and identification systems have been sold and installed. Those systems were sold primarily through two dealers on a private label basis. We are in the process of building out our distribution network for our asset/personnel location and identification system and providing the requisite training to certain dealers in an effort to be at the forefront of the emerging market for such systems in the healthcare sector. We effected a limited commercial launch of our asset/personnel location and identification system to our dealer channel for this system in 2007.
Our VeriMed System
As of December 31, 2007, our marketing efforts with respect to our VeriMed system have been to provide our scanners to hospitals and third-party emergency room management companies at no charge in order to build out the geographic footprint of the healthcare facilities that can and will use our VeriMed system as part of their standard protocol. We expect to continue this “seeding” process for the foreseeable future as we endeavor to build out our network across the United States and overseas. In addition, we have been marketing our VeriMed system to physicians, who treat patients who fit the profile for which our VeriMed system is intended to benefit, in those geographic areas surrounding hospitals that have adopted the VeriMed system. In the future we expect to utilize dealer arrangements to allow us to more widely distribute the VeriMed system and the microchip insertion kits.
Beginning in 2008 we plan to begin a direct to consumer advertising campaign, to educate consumers as to the benefits of the VeriMed system and to direct them to our customer support center and healthcare store fronts that we will co-locate with a healthcare provider partner. This campaign will begin in South Florida where our infrastructure of VeriMed adopted hospitals is strongest and upon success in South Florida will be replicated in additional geographies based on the strength of our infrastructure in those geographies and consumer demographics.
Our Industrial Systems
Vibration Monitoring Instruments
We distribute our Blastmate and Minimate systems to engineering, construction and mining professionals through an independent network consisting of approximately 85 dealers, approximately 35 of which operate in North America.
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
We and a wholly-owned subsidiary of Digital Angel are parties to an agreement dated December 27, 2005, as amended, pursuant to which Digital Angel supplies us with the implantable microchips, readers, other products, and the underlying technology relating to the microchip, for use in secure implantable human applications. The microchip and the related underlying technology are used in our VeriMed and VeriTrace systems. Digital Angel is our sole supplier of the implantable microchips, which it obtains from Raytheon Microelectronics España, a subsidiary of Raytheon Company, or RME, under the terms of a separate supply agreement as discussed below. The following is a summary of the principal terms of our amended and restated supply agreement with Digital Angel:
•	Digital Angel has agreed to sell to us and our resellers, on an exclusive basis, the transponders and reader equipment for our VeriMed system, as well any upgrades, enhancements and improvements, which are to be used for the primary purpose of secure human identification. Digital Angel has committed not to sell these products to any other party if Digital Angel knows or should know that such products are to be used principally for secure identification applications.

•	Digital Angel has committed to use its best efforts to supply all of our requirements for the transponders and reader equipment as and when required. However, if Digital Angel is unable or unwilling to meet our requirements, we may obtain additional suppliers and Digital Angel is obligated to permit the use of the underlying intellectual property for that purpose. We also have the right to design and build, or cause to be designed and built, and sell, our own readers, to be used for human applications only, and Digital Angel has granted to us a fully-paid, royalty-free, non-exclusive license to utilize one of its patents for that purpose.
•	Digital Angel may not supply human implantable microchips to other parties if we meet certain minimum purchase requirements, specifically: $0 in 2007; $0.9 million in 2008 less purchases made in 2006 and 2007; $1.8 million in 2009; $2.5 million in 2010; and $3.8 million in each year thereafter, subject to the parties reaching agreement on a different amount. If during any year we purchase in excess of the minimum purchase requirement for that year, the excess will be credited against the minimum purchase requirement for the following year or years. We purchased $0.4 million and nil of implantable microchips from Digital Angel in 2006 and 2007, respectively.
•	In the event a competitor makes, uses, sells or offers any similar product or service, the price we are required to pay for products is subject to downward adjustment to enable us to more effectively compete.
•	The term of the agreement ends on March 4, 2014, subject to earlier termination in the event of either party’s default or bankruptcy. However, so long as we meet the minimum purchase obligations under the agreement, the term is to be automatically renewed on an annual basis until the expiration of the last of the patents covering any of the supplied products.
•	If we desire to have a third party manufacture any of the products, product upgrades, enhancements or improvements, or any new products – for reasons other than Digital Angel’s inability or unwillingness to supply us – we have the right to do so. In such event, we are obligated to pay Digital Angel a royalty on each product manufactured by third parties that would otherwise infringe Digital Angel’s underlying intellectual property rights.
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

Government Regulation
Laws and Regulations Pertaining to RFID Technologies
Our active RFID systems, as well as our RFID systems that use our implantable microchip, rely on low-power, localized use of radio frequency spectrum to operate. As a result, we must comply with U.S. Federal Communications Commission, or FCC, and Industry Canada regulations, as well as the laws and regulations of other jurisdictions where we sell our products, governing the design, testing, marketing, operation and sale of RFID devices. Accordingly, all of our products and systems have a paired FCC and Industry Canada equipment authorization.
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
Regulation by the FDA
Our VeriMed microchip is a medical device subject to regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. In October 2004, the VeriMed system received classification as a Class II medical device by the FDA for patient identification and health information purposes. The FDA also permits us to market and sell the VeriMed system in the United States.
FDA Premarket Clearance and Approval Requirements. Generally speaking, unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, or a premarket approval application, or PMA, from the FDA. Medical devices are classified into one of three classes – Class I, Class II or Class III – depending on the degree of risk to the patient associated with the medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II. The manufacturer of a Class II device is typically required to submit to the FDA a premarket notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are generally placed in Class III, requiring premarket approval.
In October 2004, we received classification of our VeriMed system as a Class II device. In granting this classification, the FDA created a new device category for “implantable radiofrequency transponder systems for patient identification and health information.” The FDA also determined that devices that meet this description will be exempt from 510(k) premarket clearance so long as they comply with the FFDCA, its implementing regulations and the provisions of an FDA guidance document issued by the FDA in December 2004, entitled “ Guidance for Industry and FDA Staff, Class II Special Controls Guidance Document: Implantable Radiofrequency Transponder System for Patient Identification and Health Information,” that establishes special controls for this type of device. The special controls, which are intended to ensure that the device is safe and effective for its intended use, include the following: biocompatibility testing, information security procedures, performance standard verification, software validation, electro-magnetic compatibility and sterility testing. We believe that we are in compliance with FFDCA, its implementing regulations and the December 2004 guidance document. Similarly, a company that wishes to market products that will compete with the VeriMed system will not be required to submit a 510(k) premarket clearance application to the FDA if they comply with the requirements of the special controls guidance document as well as a full spectrum of FDA regulations, described more fully below.
In January, 2007, the FDA published a Draft Guidance entitled “ Radio-Frequency Wireless Technology in Medical Devices.” This document includes the FDA’s current recommendations regarding specific risks and limitations to be considered when developing and implementing a Quality System for medical devices using radio frequency wireless technology, as well as additional information to be included in the labeling for such devices. We believe our Quality System and labeling for our VeriMed System meet the recommendations outlined in the draft guidance.

Pervasive and Continuing Regulation. After a medical device is placed on the market, numerous regulatory requirements continue to apply. These include:
•	quality system regulations, or QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•	labeling regulations and FDA prohibitions against the promotion of regulated products for uncleared, unapproved or off-label uses;
•	clearance or approval of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use;
•	medical device reporting, or MDR, regulations, which require that a manufacturer report to the FDA if the manufacturer’s device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and
•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Our manufacturer, Digital Angel, has registered with the FDA as a medical device manufacturer. The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. The Digital Angel manufacturing facility located in St. Paul, Minnesota, was inspected by the FDA in late May and early June 2006, during which the FDA inspector conducted a routine Level II Quality System Inspectional Technique inspection. During the inspection, the FDA inspector made three verbal observations regarding deviations in Digital Angel’s quality system unrelated to our implantable microchip. It is our understanding that Digital Angel has corrected the three deviations. To our knowledge, the Raytheon Microelectronics España facility has not yet been inspected by the FDA.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:
•	FDA Form 483s, warning letters, fines, injunctions, consent decrees and civil penalties;
•	repair, replacement, refunds, recall or seizure of products;
•	operating restrictions, partial suspension or total shutdown of production;
•	refusing requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;
•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and
•	criminal prosecution.
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
Federal False Claims Act
We may become subject to the Federal False Claims Act, or FCA. The FCA imposes civil fines and penalties against anyone who knowingly submits or causes to be submitted to a government agency a false claim for payment. The FCA contains so-called “whistle-blower” provisions that permit a private individual to bring a claim, called a qui tam action, on behalf of the government to recover payments made as a result of a false claim. The statute provides that the whistle-blower may be paid a portion of any funds recovered as a result of the lawsuit. Even though the VeriMed system is not reimbursed by federal healthcare programs, it is still possible that we may be liable for violations of the FCA, for instance, if a sales representative were to assist or instruct a physician to bill a government program for microchip implantation by listing on the claim form some other service that is reimbursable.
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
U.S. Federal Trade Commission Oversight
An increasing focus of the United States Federal Trade Commission’s (FTC’s) consumer protection regulation is the impact of technological change on protection of consumer privacy. Under the FTC’s statutory authority to prosecute unfair or deceptive acts and practices, the FTC vigorously enforces promises a business makes about how personal information is collected, used and secured. Since 1999, the FTC has taken enforcement action against companies that do not abide by their representations to consumers of electronic security and privacy. More recently, the FTC has found that failure to take reasonable and appropriate security measures to protect sensitive personal information is an unfair practice violating federal law. In the consent decree context, offenders are routinely required to adopt very specific cybersecurity and internal compliance mechanisms, as well as submit to twenty years of independent compliance audits. Businesses that do not adopt reasonable and appropriate data security controls have been found liable for as much as $10 million in civil penalties and $5 million in consumer redress.

The FTC continues to actively consider the potential impact of RFID on consumer protection issues. In 2006, the FTC launched a new initiative, “Protecting Consumers in the Next Tech-ade” and convened public hearings on November 6-8, 2006 that brought together experts from the business, government and technology sectors as well as consumer advocates, academics and law enforcement officials to explore ways in which convergence and the globalization of commerce impact consumer protection. Panelists examined changes in marketing and technology over the past decade and challenges facing consumers, business and government. One of the panels, entitled “RFID Technology in the Next Tech-ade,” focused on the role of RFID in the healthcare and retail sectors.
State Legislation
During 2007, several state legislatures considered legislation addressing implantable chips and consumer privacy concerns. Among the laws passed was a California bill prohibiting anyone from requiring, coercing or compelling any other individual to undergo a subcutaneous chip implant. The California law provides for a private cause of action for damages and injunctive relief. In addition, North Dakota passed a law prohibiting any person from requiring another to undergo a “microchip implant.” Violation of the North Dakota law is a misdemeanor. The Michigan legislature also considered, but did not pass, a law similar to that of North Dakota that would have prohibited chip implantation without the recipient’s prior consent. A number of states also have introduced legislation focusing on the consumer privacy implications of RFID use in government identification documents, prescription drug tracking and retail sales. As of December 31, 2007, none of this legislative activity restricts our current or planned operations.
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
Employees
As of March 17, 2008, we had 152 employees, of whom 46 were in our sales and marketing group, 27 were in project management/technical support, 30 were in research and development, 34 were in operations and 15 were in finance and administration. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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
Our business strategy for our Canadian-based business, from which we are currently generating substantially all of our revenue, includes:
•	endeavoring to market and sell, through international distributors, an increasing number of our infant protection, wander prevention and asset/personnel location and identification systems outside of North America, where the market for these products is largely undeveloped;
•	leveraging our established brand recognition, reseller network and extensive end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/personnel location and identification systems; and
•	introducing a new vibration monitoring instrumentation platform that better integrates with contemporary data communications protocols so as to improve our vibration monitoring instruments’ remote monitoring capabilities.
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
We were formed by Digital Angel in November 2001 and have incurred operating losses since that time. Our accumulated deficit was $29.0 million as of December 31, 2007. Our net losses for the years ended December 31, 2007, 2006, 2005 and 2004 were $11.9 million, $6.7 million, $5.3 million and $2.0 million, respectively. We expect to continue to incur operating losses for the foreseeable future.
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
We expect our operating expenses to increase over the next several years. For example, our operating expenses for the year ended December 31, 2007 were 31.7% higher than our operating expenses for the year ended December 31, 2006. The increase in 2007 was due, in part, to the expansion of our sales and marketing efforts to create a market for our VeriMed system and our having become an SEC-reporting and Nasdaq-listed company. The increase in future operating expenses will result from, among other things:
•	the expansion of our sales and marketing efforts to create a market for our VeriMed system as we expect to continue the buildout of our VeriMed infrastructure in the geographies in which we currently operate and to expand our geographical reach during 2008; and
•	our having become an SEC-reporting and Nasdaq-listed company and, as such, being subject to the requirements of the Sarbanes-Oxley Act of 2002, SEC rules and regulations to implement certain of the Act’s provisions, including the requirement to have in place, and evaluate, internal control over financial reporting, and Nasdaq listing standards. This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Our independent registered public accounting firm will not be engaged to attest to management’s assessment of our internal control over financial reporting until our annual report on Form 10-K for our fiscal year ending December 31, 2008.
In addition, we will incur significant amortization expense associated with intangible assets that we acquired as a result of the acquisition of our Canadian-based businesses in the first half of 2005. Specifically, we incurred approximately $1.8 million in amortization expense associated with these intangible assets in the year ended December 31, 2007.
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
The markets for our infant protection and wander prevention systems in the United States and for our vibration monitoring instruments internationally are relatively mature markets of limited size, which may limit our ability to increase our sales of these systems.
In the near term, we expect that our revenue will continue to be derived primarily from sales of our infant protection and wander prevention systems, and our vibration monitoring instruments. The markets for our infant protection are wander prevention systems—in the United States, where historically we have sold the substantial majority of our sales of these systems—and for our vibration monitoring instruments internationally can all be characterized as being of limited size and relatively mature. In the event we are not able to develop new markets, our future growth prospects will be modest. We cannot assure you that our historical revenue growth rates from these systems will continue.

As of December 31, 2007, we have sold and had installed a limited number of our asset/personnel location and identification systems. There are a number of factors beyond our control that may limit future sales of these systems.
As of March 17, 2008, we have sold seven of our asset/personnel location and identification systems. These systems were sold through two dealers on a private label basis. While we believe that the potential for RFID real-time location systems, such as our asset/personnel location and identification system, to improve the quality and decrease the cost of healthcare is significant, the market for such systems in the healthcare sector is just emerging. The pace at which healthcare facilities have implemented RFID systems has been slower than many who follow the industry have anticipated. Market analysts have cited a number of factors that may be constraining the rate and extent of the U.S. healthcare industry’s adoption of RFID asset/personnel location and identification systems, including:
•	the cost of deployment, coupled with the limited budgets of many hospitals;
•	the uncertainty or unquantifiable nature of the return on investment;
•	system compatibility issues;
•	the low level of awareness; and
•	privacy concerns.
We believe that our asset/personnel location and identification system will need to capture market share in this emerging market within the next 12-24 months, as we expect that a significant factor in hospitals’ choice of system vendors will be referrals to other healthcare facilities that have deployed, and are pleased with, such systems. To achieve this, we will need to be on the forefront of the effort to educate healthcare industry personnel regarding the benefits, including the return on investment, achievable through implementation of RFID location and identification systems.
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
If the introduction of our new vibration monitoring instrumentation platform is delayed or if the new platform does do not achieve market acceptance, sales of our vibration monitoring instruments, which currently represent the primary source of revenue in our industrial segment, will be adversely affected. The introduction of the new platform represents our primary strategy to grow our vibration monitoring business. If we fail to timely introduce the new platform or if the new platform does not achieve market acceptance, our ability to grow this business will be materially and adversely affected.
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
Our active RFID systems, such as our infant protection, wander prevention and asset/personnel location and identification systems, utilize a zonal, also known as cell ID, system in which a network of readers are positioned to cover a defined area, including points of ingress or egress, to read tagged persons or objects within the defined area. There are a number of other technologies, such as UHF-based active RFID technologies, lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-based location and wireless networking technologies, and advanced, long range, encrypted passive RFID technology, that are being developed and sold that can be employed for our target applications. One or more of these technologies may prove to be a better or more cost-effective solution than our RFID systems for customers in our target markets and thus achieve greater market acceptance than the technologies used in our systems. If this were to occur, our ability to sell our systems, as well as our results of operations, financial condition and business prospects, would be adversely affected.
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
We rely upon third-party dealers to market and sell, as well as install, service and maintain, our infant protection, wander prevention and asset/personnel location and identification systems, and to market and sell our vibration monitoring instruments. As such, our revenue from sales of these products significantly depends on their efforts, as does the level of end-use customer satisfaction.
We currently have a limited sales, marketing and distribution infrastructure. We market and sell our infant protection, wander prevention and asset/personnel location and identification systems, as well as vibration monitoring instruments, through third-party dealers. We currently derive substantially all of our revenue from these systems and instruments. In general, our dealer agreements impose no minimum purchase requirements.

By virtue of our reliance on dealers, our revenue significantly depends on the efforts of others. In addition, we are at risk that an end-use customer may have an unfavorable view of one of our systems based on a dealer’s improper installation, support or maintenance of that system.
Our dealers of our infant protection, wander prevention and asset/personnel location and identification systems also have responsibility for the installation and after-sale servicing and maintenance of such systems. System installation requires relationships with cable companies, knowledge of the other products that need to be integrated with our hardware and knowledge of local codes. After-market customer service and maintenance is an important aspect of overall end-use customer satisfaction.
We may be subject to costly product liability claims from the use of our systems, which could damage our reputation, impair the marketability of our systems and force us to pay costs and damages that may not be covered by adequate insurance.
Manufacturing, marketing, selling, testing and operation of our systems entail a risk of product liability. We could be subject to product liability claims in the event our systems fail to perform as intended. Even unsuccessful claims against us could result in the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and impairment in the marketability of our systems. While we maintain liability insurance, it is possible that a successful claim could be made against us, that the amount of our insurance coverage would not be adequate to cover the costs of defending against or paying such a claim, or that damages payable by us would harm our business. In addition, the receipt of insurance proceeds would not mitigate any damage to our reputation, which could harm future sales.
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
In June 2004, VeriSign, Inc. filed oppositions with the U.S. Patent and Trademark Office, objecting to our registration of the VeriChip trade name and our trademarks that begin with the “Veri” prefix. We and VeriSign are seeking to amicably resolve the opposition proceeding. Settlement negotiations are ongoing; however, the proceeding is currently active, and we served further discovery to VeriSign on January 3, 2008 to obtain information that will be relevant to any settlement. In the event an amicable resolution is not reached and VeriSign is successful in the opposition proceedings, our applications to register VeriChip and our other “Veri-” marks will be refused. It is also possible that VeriSign could bring a court action seeking to enjoin our use of VeriChip and the other “Veri-” marks and/or seek monetary damages from our use of these marks. If VeriSign were to bring a court action and prevail in that action, we may be required to re-name our Company and re-brand some of our products, such as VeriChip, VeriMed and VeriTrace, as well as to possibly pay damages to VeriSign for our use of any trademarks found to have been confusingly similar to those of VeriSign.

We depend on key personnel to manage our business effectively, and, if we are unable to hire, retain or motivate qualified personnel, our ability to design, develop, market and sell our systems could be harmed.
Our future success depends, in part, on certain key employees, including Scott R. Silverman, our chief executive officer, and the chairman of our board of directors, and key technical and operations personnel, and on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel may seriously harm our business, financial condition and results of operations. In addition, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly engineering, operations, finance, accounting, sales and marketing personnel, may also seriously harm our business, financial condition and results of operations. Our ability to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future.
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
Risks Related to Our VeriMed Business Which Utilizes the Implantable Microchip
We are endeavoring to create a market for our VeriMed system. We may never achieve market acceptance or significant sales of this system.
We have been in the process of endeavoring to create a market for our VeriMed system since the FDA cleared the VeriMed system for use for patient identification and health information purposes in October 2004. Through December 31, 2007, we had generated nomial revenue from sales of the microchip inserter kits. We may never achieve market acceptance or more than nominal or modest sales of this system.
We attribute the modest number of people who, through March 17, 2008, have undergone the microchip implant procedure to the following factors:
•	Many people who fit the profile for which the VeriMed system was designed may not be willing to have a microchip implanted in their upper right arm.
•	Physicians may be reluctant to discuss the implant procedure with their patients until a greater number of hospital emergency rooms have adopted the VeriMed system as part of their standard protocol.
•	Physicians may be reluctant to discuss the implant procedure with their patients because of the cost to their patients.
•	The media has from time to time reported, and may continue to report, on the VeriMed system in an unfavorable and, on occasion, an inaccurate manner. For example, there have been articles published asserting, despite at least one study to the contrary, that the implanted microchip is not magnetic resonance imaging, or MRI, compatible. There have also been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals.

•	Privacy concerns may influence individuals to refrain from undergoing the implant procedure or dissuade physicians from recommending the VeriMed system to their patients. Misperceptions that a microchip-implanted person can be “tracked” and that the microchip itself contains a person’s basic information, such as name, contact information, and personal health records, may contribute to such concerns.
•	Misperceptions and/or negative publicity may prompt legislative or administrative efforts by politicians or groups opposed to the development and use of human-implantable RFID microchips. In 2006 and 2007, a number of states introduced, and at least three states (Wisconsin, California and North Dakota) have enacted, legislation that would prohibit any requirement that an individual undergo a microchip-implant procedure. While we support all pending and enacted legislation that would preclude anything other than voluntary implantation, legislative bodies or government agencies may determine to go further, and their actions may have the effect, directly or indirectly, of delaying, limiting or preventing the use of human-implantable RFID microchips or the sale, manufacture or use of RFID systems utilizing such microchips.
•	At present, the cost of the microchip implant procedure is not covered by Medicare, Medicaid or private health insurance.
•	At present, no studies to assess the impact of the VeriMed system on the quality of emergency department care have been completed and publicly released.
In light of these and perhaps other factors and if we are unable to successfully implement our marketing strategy, it is difficult to predict whether our VeriMed system will achieve market acceptance, how widespread that market acceptance will be, and the timing of such acceptance. Accordingly, we are uncertain as to whether we will generate the level of future revenue and revenue growth we have forecast from sales of the VeriMed system.
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

We obtain the implantable microchip used in our VeriMed and VeriTrace systems from a wholly-owned subsidiary of Digital Angel, under the terms of a supply agreement. Digital Angel, in turn, obtains the implantable microchip from a subsidiary of Raytheon Company under a separate supply agreement. The technology underlying our VeriMed and VeriTrace systems is covered, in part, by U.S. Patent No. 5,211,129. In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel Corporation, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification and security applications. The rights licensed in 1994 to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, transferred or conveyed to any third party. We source the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, we have no documentation that establishes our right to use the patented technology for human identification and security applications. Hughes, HID, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned its rights under the 1994 license agreement may commence a claim against us asserting that we are violating its rights. In October 2007, Digital Angel and the successor to HID executed a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. Digital Angel has, in turn, sublicensed those rights to us. If such a claim is successful, sales of our VeriMed and VeriTrace systems could be enjoined, and we could be required to cease our efforts to create a market for these systems, until the patent expires in April 2008. In addition, we could be required to pay damages, which may be substantial. Regardless of whether any claimant is successful, we would face the prospect of the expenditure of funds in litigation, the diversion of management time and resources, damage to our reputation and the potential impairment in the marketability of our systems even after the expiration of the patent, which could harm our business and negatively affect our prospects.
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
Currently, individuals implanted with our microchip take responsibility for inputting all of their information into our database, including personal health records, as physicians currently have little interest in being involved in this process – primarily because of liability concerns and because they are generally not paid for this service. Over time, we envision that persons implanted with our microchip may prevail upon their physicians to assist them with the inputting of information for which, by virtue of their medical training, physicians are better equipped to handle. If this does not occur, emergency room personnel and emergency medical technicians may lack confidence in the accuracy and completeness of implanted persons’ personal health records in the database. This could negatively affect the revenue we anticipate we will derive in the future from the VeriMed system. We obtain the implantable microchip used in our VeriMed and VeriTrace systems from a single supplier, making us vulnerable to supply disruptions that could constrain our sales of such systems and/or increase our per-unit cost of production of the microchip.

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
The minimum purchase requirements for implantable microchips under the agreement are as follows:

Minimum
Purchase
Year	Requirement
2007	$0
2008	$875,000
2009	$1,750,000
2010	$2,500,000
2011 and thereafter	$3,750,000
For the years ended December 31, 2007, 2006 and 2005, the aggregate amount of our purchases under our agreement with Digital Angel were nil, $0.4 million and $0.7 million, respectively.
If we lose the benefit of the exclusivity provision under our agreement with Digital Angel, we may face competition in the various target markets for our systems that use our implantable microchip, such as VeriMed and VeriTrace, or face such competition at an earlier point in time than might otherwise have been the case, which could negatively affect our revenue, cash flows from operations, operating margins and profitability, as well as our growth prospects.
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
If the agreement were to be terminated, we would not be able to purchase our implantable microchip from Digital Angel. Further, if the termination occurred while the patents covering our implantable microchip remain in force, we could not obtain implantable microchips for secure human identification applications from any other source. As a result, we would not be able to sell our VeriMed system or any other products that incorporate our implantable microchip, such as our VeriTrace system. This would make it difficult for us to fulfill our expectations of future revenue and revenue growth from sales of such systems.
Implantation of our implantable microchip may be found to cause risks to a person’s health, which could adversely affect sales of our systems which incorporate the implantable microchip.
The implantation of our implantable microchip may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. There have been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals. As more people are implanted with our implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could constrain our sales of the VeriMed system or result in costly and expensive litigation. Further, the potential resultant negative publicity could damage our business reputation, leading to loss in sales of our other systems targeted at the healthcare market which would harm our business and negatively affect our prospects.
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

Risks Related to Our Continued Affiliation with Digital Angel
Digital Angel maintains significant voting control over us. This may delay, prevent or deter corporate actions that may be in the best interest of our stockholders.
As of December 31, 2007, Digital Angel owned 50.8% of our outstanding common stock and 44.1% of our common stock on a fully-diluted basis. As of March 17, 2008, Digital Angel owned 49.3% of our common stock. As a result, Digital Angel may exercise significant influence over all matters requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our Company even when such a change may be in the best interests of all our stockholders. It could also have the effect of depriving stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or assets and might affect the prevailing market price of our common stock.
Conflicts of interest may arise among Digital Angel and us that could be resolved in a manner unfavorable to us.
Questions relating to conflicts of interest may arise between Digital Angel and us, in a number of areas relating to our past and ongoing relationships. During 2007, three of our five directors served as directors of Digital Angel. This included Scott R. Silverman, our chief executive officer and the chairman of our board of directors, who served as the chairman of the board of a subsidiary of Digital Angel until December 2007.
Areas in which conflicts of interest between or among Digital Angel and us could arise include, but are not limited to, the following:
Cross directorships and stock ownership. The equity interests of our directors in Digital Angel or service as a director of both Digital Angel and us in the past could create, or appear to create, conflicts of interest when directors are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to, among other matters:
•	the nature, quality and cost of services rendered to us by Digital Angel;

•	the desirability of a potential acquisition or joint venture opportunity;

•	employee retention or recruiting; or

•	our dividend policy.
Intercompany transactions. From time to time, Digital Angel or its affiliates, may enter into transactions with us or our subsidiary or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of Digital Angel and/or the applicable affiliate and us and, when appropriate, subject to the approval of the independent directors on our board or a committee of disinterested directors, there can be no assurance that the terms of any such transactions will be as favorable to us or our subsidiary or affiliates as may otherwise be obtained in arm’s-length negotiations with an unaffiliated third party.
Intercompany agreements. We have entered several agreements with Digital Angel, including:
•	a transition services agreement under which Digital Angel provides us certain management, administrative, accounting, tax, legal and other services;

•	a tax allocation agreement setting forth Digital Angel’s and our rights and obligations with respect to the handling and allocation of taxes and related matters for all periods prior to the consummation of our initial public offering, which occurred on February 14, 2007;

•	a loan agreement; and

•	letter agreements amending financing terms entered into with Digital Angel.
The terms of these agreements were established while we have been controlled by Digital Angel and were not the result of arm’s-length negotiations. In addition, conflicts could arise in the interpretation, or in connection with any extension or renegotiation, of these existing agreements.
Risks Related to Our Common Stock
We expect that our stock price will fluctuate significantly due to events and developments unique to our business or the healthcare industry generally.
The stock market has from time to time experienced significant volatility. Factors that could cause volatility in the market price of our common stock include:
•	false and/or defamatory comments made about our product made in the press;

•	failure of any of our products, particularly our asset/personnel location and identification system and our VeriMed system, to achieve commercial success;

•	FDA or international regulatory actions;

•	announcements of new products by our competitors;

•	market conditions in the healthcare sector;

•	litigation or public concern about the efficacy or safety of existing, new or potential products or technologies;

•	comments by securities analysts; and

•	rumors relating to us or our competitors.
These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a company’s common stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit and the time and attention of our management may be diverted. Since our common stock began trading on the Nasdaq Global Market on February 9, 2007 through March 17, 2008, the price has ranged between $1.76 and $10.62.
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
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Our independent registered public accounting firm will not be engaged to attest to management’s assessment of our internal control over financial reporting until our annual report on Form 10-K for our fiscal year ending December 31, 2008.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 2,200 square feet of office space pursuant to a transition services agreement with Digital Angel.
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
We leased approximately 11,500 square feet of office space in Vancouver, Canada. By March 31, 2007, we had substantially shifted our operations in Vancouver to our Ottawa facility, which have included research and development, business development and a portion of our sales and administration functions. We terminated the Vancouver lease in July 2007.
Each of our business segments, healthcare security, implantable and industrial, utilizes the properties identified above.
ITEM 3. LEGAL PROCEEDINGS
On January 10, 2005, we commenced an action in the Circuit Court for Palm Beach County, Florida, against Metro Risk Management Group, LLC, or Metro Risk. In this suit, we have claimed that Metro Risk breached the parties’ three international distribution agreements by failing to meet required minimum purchase obligations. On July 1, 2005, Metro Risk asserted a counterclaim against us for breach of contract and fraud in the inducement. Specifically, in its claim for breach of contract, Metro Risk alleged that we breached the exclusivity provision of the parties’ distribution agreements by later signing a different distribution agreement with a large distributor of medical supplies. Metro Risk asserted that the distribution agreement with this other distributor included areas in Europe. Moreover, regarding its claim for fraud in the inducement, Metro Risk alleged that we fraudulently induced Metro Risk into signing the distribution agreements by promising millions of dollars in profits. By virtue of its counterclaim, Metro Risk seeks reliance damages in the amount of $155,000, which represents the amount of money advanced by Metro Risk for the project, lost profits, and attorneys’ fees. The parties have taken very little discovery at the present time. Metro Risk has propounded no discovery on us, and we have propounded a request for production and a request for admissions on Metro Risk. The parties have not taken any depositions yet. Given the early stage of the matter and because discovery has recently begun, counsel is currently unable to assess the ultimate outcome.
We have received demand letters from attorneys for several former employees and/or consultants of ours and of Digital Angel, asserting claims related to stock options to acquire approximately 540 thousand shares of our common stock that management believes that such employees and/or consultants had forfeited when they ceased their employment or relationship with us and/or Digital Angel. We believe that all of these potential claims are without merit and intends to vigorously defend them in the event the claims are asserted or litigated.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Stock Market under the symbol “CHIP.” Trading of our common stock commenced on February 9, 2007. Prior to that date, there was no public market for our common stock. The following table presents the high and low sales price for our common stock for the periods indicated:

	High	Low
Quarter ended December 31, 2007	$4.40	$2.14
Quarter ended September 30, 2007	$10.62	$3.25
Quarter ended June 30, 2007	$9.75	$4.27
Quarter ended March 31, 2007	$6.99	$4.80
Holders
According to the records of our transfer agent, as of March 10, 2008, there were approximately 12 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.
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

Equity Compensation Plan Information
The following table presents information regarding options and rights outstanding under our compensation plans as of December 31, 2007:

(c)
Number of
securities
remaining
	(a)	(b)	available for
	Number of	Weighted-	future issuance
	securities to be	average	under equity
	issued upon	exercise price	compensation
	exercise of	per share of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category (1)	rights	rights	column (a))
Equity compensation plans approved by security holders	1,649,728	$2.28	864,940
Equity compensation plans not approved by security holders(2)	313,122	$6.83	—

Total	1,962,850	$3.00	864,940

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 9 to our consolidated financial statements for the year ended December 31, 2007.

(2)	In addition, we have made grants outside of our equity plans and have outstanding options exercisable for 313,122 shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.
Recent Sales of Unregistered Securities
None.

ISSUER PURCHASES OF EQUITY SECURITIES DURING THE FOURTH QUARTER OF 2007(1)
			(c)	(d)
			Total	Approximate
			Number of	Dollar
			Shares	Value of
			(or Units)	Shares
	(a)	(b)	Purchased	(or Units) that
	Total	Average	as Part of	May Yet Be
	Number	Price Paid	Publicly	Purchased
	of Shares	per	Announced	Under the
	(or Units)	Share	Plans or	Plans or
Period	Purchased (2)	(or Unit) (3)	Programs	Programs
10/1/2007 - 10/31/2007	163,199	$4.18	163,199	$0
Total	163,199	$4.18	163,199	$0

(1)	Our stock repurchase program was announced on September 20, 2007. Our board of directors unanimously authorized the repurchase of up to $1.5 million of our common stock over a four month period.

(2)	All shares were purchased through our publicly announced stock repurchase plan. The purchases were made in open market transactions.

(3)	The average price paid per share includes commissions paid to effect the transactions.

Performance Graph

The following graph compares our cumulative total stockholder return since the date our common stock began trading on the Nasdaq Stock Market on February 9, 2007 with the the Russell 2000 Stock Index, Nasdaq Stock Market® - U.S., and the AMEX — U.S. The graph assumes that the value of the investment in our common stock and each index was $100 on February 9, 2007. We caution that the stock performance shown in the graph below is not indicative of or intended to forecast our potential future performance.

Comparison of Cumulative Total Return
Based on Investment of $100
February 9, 2007 – December 31, 2007

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, that might incorporate this Annual Report on Form 10-K or future filings made by us under those statutes, the Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by us under those statutes.

ITEM 6. SELECTED FINANCIAL DATA
VeriChip Corporation
The following table sets forth our consolidated financial data with respect to each of the five years in the period ended December 31, 2007. The selected financial data at December 31, 2007 and 2006, and for the three years ended December 31, 2007, have been derived from, and should be read in conjunction with, our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The selected financial data at December 31, 2004 and 2003, and for the fiscal year ended December 31, 2003, have been derived from our audited financial statements which are not included in this Annual Report on Form 10-K. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of the Annual Report on Form 10-K.
We acquired two businesses during the first half of 2005 and, accordingly, our historical results only include their results of operations since their respective dates of acquisition. The pro forma results reflected below give effect to the acquisitions of these two businesses as if they had occurred on January 1, 2005.
Consolidated Statements of Operations Data

	Year Ended December 31,
			2005 Pro
	2007	2006	forma	2005	2004	2003
	Historical	Historical	(unaudited)	Historical	Historical	Historical
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenue	$32,106	$27,304	$24,554	$15,869	$247	$545
Total cost of products and services	14,960	11,779	10,332	6,395	199	200

Gross profit	17,146	15,525	14,222	9,474	48	345
Selling, general and administrative	23,514	17,620	16,990	12,442	1,930	1,977
Research and development	4,678	3,786	3,260	1,958	—	—
Other income	(222)	(57)	(83)	(63)	(15)	—
Interest expense	1,698	868	343	343	144	78

Loss before benefit for income taxes	(12,966)	(6,692)	(6,288)	(5,206)	(2,011)	(1,710)
(Benefit from) provision for income taxes	(1,056)	33	(761)	56	—	—

Net loss	(11,910)	(6,725)	(5,527)	(5,262)	(2,011)	(1,710)
Deemed dividends	—	—	(1)	(1)	—	—

Net loss attributable to common stockholder	$(11,910)	$(6,725)	$(5,528)	$(5,263)	$(2,011)	$(1,710)

Net loss attributable to common stockholder per common share- basic and diluted	$(1.36)	$(1.21)	$(0.99)	$(1.00)	$(0.45)	$(0.38)

Weighted average number of common shares outstanding: Basic and diluted	8,756	5,556	5,556	5,279	4,444	4,444

	At December 31,
	2007	2006	2005	2004	2003
	Historical (in thousands)
Consolidated Balance Sheet Data:
Cash	$7,250	$996	$1,440	$23	$269
Equipment, net of accumulated depreciation and amortization	952	950	890	131	147
Goodwill	15,776	16,025	16,982	—	—
Total assets	49,998	50,888	48,438	283	782
Long-term debt	10,753	13,635	—	—	—
Total debt	14,435	14,488	6,975	4,221	2,864
Stockholder’s equity (deficit)	25,591	22,345	28,527	(4,012)	(2,258)

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

	Three months
	ended
	March 31,	Year Ended December 31,
	2005	2004	2003	2002
	(in thousands)
Consolidated Statements of Operations Data:
Sales	$1,986	$6,004	$6,118	$6,383
Cost of sales	575	1,763	1,735	1,754

Gross profit	1,411	4,241	4,383	4,629
Selling, general and administrative expense and depreciation and amortization	1,355	3,524	3,222	3,276
Research and development	262	918	741	728
Interest and other income	(2)	(17)	(4)	(7)
Foreign exchange loss (gain)	(18)	169	334	36

Earnings (loss) before income taxes	(186)	(353)	90	596
Benefit from income taxes	—	(24)	(55)	(75)
Loss from discontinued operations net of tax	—	—	—	(512)

Net income (loss)	(186)	(329)	145	159

	At
	March 31,
	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash	554	1,127	1,025	1,296
Property, plant and equipment	191	189	294	318
Goodwill	1,441	1,450	1,348	1,103
Total assets	4,975	5,338	5,203	4,847
Long-term debt	—	—	—	—

	Three months
	ended
	March 31,	Year Ended December 31,
	2005	2004	2003	2002
Total debt	—	—	—	—
Stockholder’s equity	3,971	4,025	4,070	3,184

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

	Period Ended
	June 9,	Year Ended December 31,
	2005	2004	2003	2002
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$6,759	$13,595	$11,382	$11,344
Cost of goods sold	3,226	5,450	4,645	4,430
Gross profit	3,533	8,145	6,737	6,914
Selling, general and administrative expense	4,205	6,928	6,281	6,447
Research and development	1,040	1,688	1,397	1,138
Interest and other income	—	—	—	—
Interest expense	367	943	1,055	1,265
Loss before income taxes	(2,079)	(1,414)	(1,996)	(1,935)
Benefit from income taxes	(1,221)	(660)	(795)	(697)
Net loss	(858)	(754)	(1,201)	(1,238)

	At June 9,	At December 31,
	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4	$46	$167	$659
Property and Equipment	493	474	278	273
Goodwill	593	593	593	593
Total Assets	10,280	11,593	14,418	17,925
Long-term debt	—	5,500	5,500	8,633
Total debt	6,214	6,087	8,133	9,892
Stockholder’s (deficit) equity	(222)	634	1,382	2,463

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
Overview
Our History
We were formed as a Delaware corporation by Digital Angel in November 2001. In January 2002, we began our efforts to create a market for our RFID systems that utilize our human-implantable microchip. These efforts included obtaining FDA clearance, which occurred in October 2004, of our VeriMed system for use for patient identification and health information purposes. Digital Angel owned over 90% of our stock as of December 31, 2006. On February 14, 2007, we completed our initial public offering in which we sold 3,100,000 shares of our common stock. As a result, Digital Angel owned approximately 50.8% of our common stock on December 31, 2007.
On March 31, 2005, Digital Angel acquired EXI Wireless through a plan of arrangement under which Digital Angel issued 3,388,407 shares of its common stock valued at approximately $11.7 million to EXI Wireless’ shareholders. In addition, all outstanding EXI Wireless options and warrants were converted into options or warrants exercisable for shares of Digital Angel’s common stock. The value of the options and warrants exchanged was approximately $0.7 million. Included in the aggregate $13.3 million purchase price was approximately $0.9 million of acquisition costs consisting primarily of a finder’s fee and legal and accounting related services that were direct costs of the acquisition. Digital Angel contributed EXI Wireless to us effective March 31, 2005 under the terms of an exchange agreement dated June 9, 2005, in consideration for approximately 1.1 million shares of our common stock.
On June 10, 2005, we acquired Instantel under the terms of a share purchase agreement. The purchase price for Instantel was $24.5 million payable in two installments. Digital Angel funded the initial purchase price payment of $22.0 million with such funding being recorded as a capital contribution to us. In September 2006, the sellers of Instantel exercised their election to receive the second purchase price payment in cash. Accordingly, in 2006 we paid the sellers $2.1 million, which amount reflected a holdback of $0.4 million for an indemnification claim we have asserted against the sellers of Instantel. We funded this payment through borrowings under our loan agreement with Digital Angel. A final payment of approximately $0.2 million was made upon resolution of the indemnification claim. In addition, we incurred approximately $0.3 million in acquisition costs. Under the terms of the share purchase agreement, Instantel became a wholly-owned subsidiary of VeriChip Holdings, Inc., or VHI.
In January 2006, we effected an amalgamation of Instantel and the former EXI Wireless subsidiaries under Canadian law. The combined entities operated as a wholly-owned subsidiary of VHI under the name VeriChip Corporation, which in April 2007 was changed to Xmark Corporation, or Xmark. On January 1, 2008, VHI and Xmark were amalgamated with Xmark surviving.

Recent Events
During the fourth quarter ended December 31, 2007 and through the date of this Annual Report on Form 10-K, we have had the following recent and other events that have had or could have a significant affect on our results of operations and cash flows:
On December 20, 2007, we entered into a letter agreement with Digital Angel (the “December 2007 Letter Agreement”) under which we may pay all principal amounts outstanding, at a discount, under the Third Amended and Restated Revolving Line of Credit Note, dated February 8, 2007, executed by us in favor of Digital Angel. See, “Liquidity and Capital Resources — Credit Facilities,” below for more information.
On February 29, 2008, we entered into a $8.0 million debt financing with Valens Offshore SPV II, Corp. and entered into a letter agreement with Digital Angel, which amends certain financing terms under the Third Amended and Restated Revolving Line of Credit Note and the December 2007 Letter Agreement. See, “Liquidity and Capital Resources — Credit Facilities,” below for more information.
On August 31, 2007 we entered into a Registration Rights Agreement with Kallina Corporation, or Kallina, in connection with the execution of a Securities Purchase Agreement between Digital Angel and Kallina under which Digital Angel transferred to Kallina 200,000 shares of our common stock that Digital Angel owned (the “Grant Shares”). The Registration Rights Agreement required that we register the Grant Shares for resale by Kallina. On February 29, 2008, we, Kallina and two entities to which Kallina assigned a portion of its interest in the Registration Rights Agreement, entered into a Letter Agreement. The Letter Agreement terminates the Registration Rights Agreement and provides that we will file a registration statement for the Grant Shares after April 30, 2008 only if Kallina or its assigns are unable to sell the Grant Shares pursuant to an exemption to registration under Rule 144 of the Securities Act of 1933.
On January 11, 2008, Daniel E. Penni and Constance K. Weaver resigned as members of our Board of Directors. Barry M. Edelstein and Steven R. Foland were appointed on February 11, 2008 and February 21, 2008, respectively, to serve on our Board of Directors.
Our Business
In early 2007, we realigned our business into three business segments: healthcare security, implantable, and industrial. This change was made to align our financial reporting with our new operational management structure. All segment information in this Annual Report on 10-K has been reclassified to reflect the segment realignment.
Healthcare Security Segment
Our healthcare security segment encompasses the development, marketing and sale of our healthcare and patient identification systems, specifically:
•	infant protection systems used in hospital maternity wards and birthing centers to prevent infant abduction and mother-baby mismatching;

•	wander prevention systems used by long-term care facilities to locate and protect their residents; and

•	an asset/personnel location and identification system used by hospitals and other healthcare facilities to identify, locate and protect medical staff, patients, visitors and medical equipment.
Infant Protection Systems
Our infant protection systems are sold through dealers. Under the terms of our dealer agreements, our dealers are responsible for system installation and post-sale customer service and system maintenance. We derive revenue from the sale of the systems, specifically the tags, bracelets, anklets and wristbands, receivers, the computer hardware and application software. The average sales price of our infant protection systems generally ranges from $30,000 to $40,000. However, system prices can vary widely depending on the hardware and software requirements of the particular system installation, the number of RFID transponders or tags needed in a particular installation, the desired level of integration with a facility’s existing communication and security systems, the size and general layout or floor plan of the facility and the number of egress points in the facility that need to be covered by the system. The RFID tags, bracelets, anklets, wristbands and receivers that are component parts of our infant protection systems are consumable items. During the year ended December 31, 2007, revenue from consumables represented approximately 36% of our aggregate infant protection revenue.

We believe that the global market for infant protection products, including consumables, is currently growing at approximately 10-15% per year. The United States currently accounts for more than 95% of the global market for infant protection systems. There are approximately 3,800 birthing hospitals in the United States. We estimate that infant security systems have been implemented in approximately half of these facilities. Approximately 1,300 U.S. hospitals and birthing centers use our infant protection systems. We believe that growth opportunities exist among the remaining facilities that do not yet have infant protection systems in place, as well as through replacement of legacy systems. Presently, approximately half of our infant protection system sales are replacement system sales.
The Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, has begun to recommend the installation of electronic security systems in hospitals’ pediatric departments. Although this is a largely untapped market, we believe that we can leverage our existing end-use customer base and expand such customers’ infant protection systems into pediatrics.
Wander Prevention Systems
We sell our wander prevention systems through dealers. As with our dealer agreements for our infant protection systems, our dealer agreements for our wander prevention systems provide that our dealers are responsible for system installation and post-sale customer service and system maintenance. We derive revenues from the sale of the systems, specifically the tags, bracelets, anklets and wristbands, receivers, the computer hardware and application software. The average sales price of our wander prevention systems generally ranges from $8,000 to $10,000. However, as with our infant protection systems, system prices can vary. The RFID tags and wristbands that are component parts of our wander prevention systems are consumable items. During the year ended December 31, 2007, revenue from consumables represented approximately 39% of our aggregate wander prevention revenue.
We estimate that within the United States RFID-type wander prevention systems are currently installed in approximately 30% of the more than 52,000 nursing homes and assisted living facilities. While the nursing home segment is fairly well penetrated, we believe that existing and future state regulations applicable to long-term facilities, which include security and wander prevention requirements, will continue to drive growth in demand for wander prevention systems for the next several years. We also believe that our wander prevention business will benefit from key demographic trends. In that regard, the U.S. Census Bureau has estimated that the 65 and older population in the United States will reach 70 million people by the year 2030. An estimated half of all elderly people now require nursing home care in their lifetime, with the highest use occurring after age 85. We believe the aging of the U.S. population, combined with the increased prevalence of Alzheimer’s (nearly half of all nursing home residents have Alzheimer’s or a related disorder), we believe has caused nursing homes and assisted living facilities to place increased emphasis on wander prevention systems. In light of the problems that exist in controlling residents suffering from dementia or Alzheimer’s, a number of assisted living facilities are building special wings to accommodate such residents’ special needs.
Asset/Personnel Location and Identification Systems
Through March 17, 2008, a limited number of our asset/personnel location and identification systems have been sold and installed. Those systems were sold through two dealers on a private label basis. We are in the process of building out our distribution network for our asset/personnel location and identification system and providing the requisite training to certain dealers in an effort to be at the forefront of the emerging market for such systems in the healthcare sector.
We expect the sales price for our asset/personnel location and identification system will vary widely based on the level of system implementation and specific application of each system. For instance, the number of departments within a healthcare facility, the desired resolution, such as the degree of precision in location, and the number of asset/personnel tags required will have a significant impact on the price of a system. Based on our system sales to date, we expect the average system sales price will be between $175,000 to $225,000.

According to a report prepared by IDTechEx, a United Kingdom-based consulting firm, over the next ten years the second-largest RFID application, by value, within the healthcare industry will be real-time location systems for staff, patients, visitors and assets. The largest RFID application is anticipated to be item-level tagging of pharmaceuticals. IDTechEx predicts that these two applications, on a combined basis, will represent an $800 million market by 2016. We believe that it is important for our asset/personnel location and identification system to capture market share in the emerging market for real-time location and identification systems in the healthcare industry within the next 12-24 months, as we expect that a significant factor in hospitals’ choice of system vendors will be referrals to other healthcare facilities that have deployed, and are pleased with, such systems. To achieve this, we will need to be on the forefront of the effort to educate healthcare industry professionals regarding the benefits, including the return on investment, we believe can be achieved through implementation of RFID location and identification systems.
Implantable Segment
The principal offering of our implantable segment is our VeriMed patient identification system using the implantable microchip, a human-implantable RFID microchip that can be used in a variety of patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the FDA cleared our VeriMed system for use in medical applications in the United States.
For information relating to the risks associated with our implantable segment, see “Item 1A. Risk Factors—Risks Related to Our Businesses Which Utilize the Implantable Microchip.”
VeriMed Patient Identification System
Through December 31, 2007, we have generated less than $0.1 million in revenue from our VeriMed system, primarily from the sale of the implantable microchip inserter kits.
Currently, we are providing scanners to hospitals and third party emergency room management companies at no charge in order to build out the geographic footprint of the healthcare facilities that can and will use our VeriMed system as part of their standard protocol. The cost of the scanners, which was approximately $46,000 in 2007 and approximately $57,000 in 2006, is included as selling, general and administrative expense in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K. We expect to continue this “seeding” process for the foreseeable future as we endeavor to build out our network across the United States and overseas. Ultimately, we intend to sell our scanners directly to hospitals, third-party emergency room management companies and other potential users of our VeriMed system, such as emergency medical technicians and other emergency personnel outside the hospital emergency room setting, and to sell our implantable microchips and scanners to doctors, primarily through distributors. At the time that we begin selling scanners, the cost of the scanners will be reflected in cost of products sold in our consolidated statements of operations.
Systems Incorporating the Implantable Microchip for Other Applications
We have recently begun to market our VeriTrace system which uses our implantable microchip and wirelessly integrates with a Ricoh® digital camera for accurate tagging and identification of human remains and associated evidentiary items.
Since our VeriTrace system, like our VeriMed system, incorporates our implantable microchip, many of the risks associated with the VeriMed system apply to VeriTrace system, including the risk of possible third-party claims asserting we are violating rights with respect to certain patented intellectual property underlying each of these systems. We do not anticipate generating more than nominal revenues from the sale of the VeriTrace system prior to the expiration of the patent in April 2008.

Industrial Segment
Our industrial segment encompasses the sale of:
•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity; and

•	asset management systems used by industrial companies to manage and track their mobile equipment and tools.
Vibration Monitoring Instruments
Sales of vibration monitoring instruments currently represent the primary source of revenue in our industrial segment. We sell our vibration monitoring instruments through an independent network of approximately 75 dealers, approximately half of which operate in North America. The average sales price of our vibration monitoring instruments ranges from $4,500 to $5,000. We also generate revenues from rendering post-sale calibration services, typically performed annually. On a historical basis, revenues from these services have represented approximately 20% of our instrument sales.
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
Asset Management Systems
We sell our entry-level asset management systems through our direct sales force at price points that vary widely based on the size and scope of the system. We are currently in the process of selling our ToolHound business and expect to exit the business by mid 2008. The sale of the ToolHound business is not expected to have a material impact on our financial condition, results of operations or cash flows.
Basis of Presentation
For the reasons discussed below, our historical consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and those of the businesses acquired in the first half of 2005, are not necessarily indicative of our future operating results or financial condition. You should not rely upon such financial statements as an indicator of our future financial performance.
Our Acquisitions of the Businesses Located in Canada
On March 31, 2005 and June 10, 2005, we acquired two businesses located in Canada that were primarily engaged in the development, marketing and sale of healthcare security systems utilizing RFID technology. Prior to that time, our operations were comprised of efforts to create markets for our human-implantable microchip. As a result of these acquisitions, we acquired approximately $21.5 million of intangible assets and recorded approximately $16.0 million of goodwill. Of the intangible assets acquired, approximately $5.4 million represents patented and non-patented proprietary technology that is being amortized in cost of products sold on a straight line basis over finite lives ranging from 11.8 to 12.3 years. Approximately $11.1 million represents customer relationships and distribution networks with finite lives ranging from 4-10 years. These intangible assets are being amortized on a straight line basis as selling, general and administrative expense. The remaining $4.9 million of intangible assets acquired represents trademarks with indefinite lives.

Efforts to Create Markets for Our Systems that Utilize the Implantable Microchip
For the next several years, we expect that we will generate significant operating losses in connection with our efforts to create markets for our systems that utilize the implantable microchip. Our expectations in this regard reflect our belief that revenue derived from sales of our VeriMed system will remain at a nominal level or show only modest growth in revenue from the sale of the system prior to government and private insurers’ determinations to reimburse the cost of the microchip implant procedure. However, we can provide no assurance as to when or if government or private insurers will decide to take such action. The expected significant operating losses from our systems which utilize the implantable microchip, and in particular, the VeriMed system, also reflect an anticipated increase in our selling, general and administrative expenses as we augment our direct sales force, seek to develop a distribution network for the VeriMed system, enhance our marketing efforts directed toward physicians and patients, and fund or otherwise facilitate clinical studies of the VeriMed system that we hope prove successful in demonstrating the efficacy of the system to fulfill its intended functions. While we anticipate that we will continue to generate operating profits from our Xmark business, on a consolidated basis we expect to incur operating losses for at least the next 12-24 months.
Transition Services Agreement with Digital Angel
Digital Angel currently provides certain general and administrative support to us. We and Digital Angel entered into an amended and restated transition services agreement, which became effective upon the consummation of our initial public offering in February 2007, under which Digital Angel has agreed to provide this support through February 14, 2009, subject to earlier termination of the agreement. Under the agreement, we are obligated to reimburse Digital Angel for providing us with certain administrative transition services and related expenses, including payroll, legal, finance, accounting, information technology, and tax services, and services related to our initial public offering. We anticipate that the aggregate cost of such services in 2008 and subsequent years during the term of the agreement will be approximately $0.1 million per year for fixed costs, such as insurance, rent, payroll services, legal and accounting services, or, if we elect, prior to the end of the term of the agreement, we will be responsible for providing these services internally or engaging third parties, which may result in an increase in selling, general and administrative expense. We believe that the cost of these services reflects an amount consistent with what we would have to pay to independent parties.
Critical Accounting Policies and Estimates
The following is a description of the accounting policies that our management believes involve a high degree of judgment and complexity, and that, in turn, could materially affect our consolidated financial statements if various estimates and assumptions made in connection with the application of such policies were changed significantly. The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect the amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more detailed information on our significant accounting policies, see Note 1 to our audited consolidated financial statements as of and for the year ended December 31, 2007, included elsewhere in this Annual Report on Form 10-K.
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
Revenue Recognition Policy for Systems Using Our Implantable Microchip
Revenue from the sale of systems using our implantable microchip are recorded at gross amounts. As we are in the initial process of commercializing these systems, the level of distributor or physician returns cannot yet be reasonably estimated. Accordingly, we do not recognize revenues until the following criteria are met:
•	a purchase order has been received or a contract has been executed;

•	the product is shipped;

•	title has transferred;

•	the price is fixed or determinable;

•	there are no uncertainties regarding customer acceptance;

•	collection of the sales proceeds is reasonably assured; and

•	the period during which the distributor or physician has a right to return the product has elapsed.

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
With respect to the sales of products whose functionality is dependent on services (e.g., database records maintenance), the revenue recognition policy will follow the ultimate arrangements, subject to the aforementioned revenue recognition criteria and determining whether there is VSOE.
Inventory
Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at the lower of cost or market, determined by the first-in, first-out method, net of any reserves for obsolete or slow-moving inventory. As of December 31, 2007, 2006 and 2005, inventory reserves were $0.6 million, $0.2 million and $0.1 million, respectively. The estimated market value of our inventory is based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material effect on our financial condition and results of operations.
Goodwill and Other Intangible Assets
We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets, or FAS 142. FAS 142 eliminated the amortization of goodwill and other intangible assets with indefinite lives and instead requires that goodwill and other intangible assets with indefinite lives be tested for impairment at least annually. Intangible assets with finite lives are amortized over their useful lives.
In accordance with FAS 142, we are required to test our goodwill and intangible assets with indefinite lives for impairment annually. We test our goodwill and intangible assists with indefinite lives annually as part of our business planning cycle during the fourth quarter of each fiscal year. The determination of the value of our intangible assets requires management to make estimates and assumptions about the future operating results of our “reporting units,” as that term is defined in FAS 142. Our reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. As of December 31, 2007, we operated in three reporting segments: healthcare security, implantable and industrial. As of December 31, 2004, we did not have goodwill or other intangible assets. However, as a result of the acquisitions of the two Canadian-based businesses during the first half of 2005, as of December 31, 2007, our consolidated goodwill was $15.8 million and the value of our intangible assets with indefinite lives totaled $4.9 million.
In the fourth quarter of 2007, we tested our goodwill and other intangible assets at each reporting unit level in accordance with FAS 142. The fair value of our reporting units, substantially all of the operations of which were acquired during 2005, was based on valuations prepared by management. Based on these assessments, there was no impairment of goodwill and other intangible assets at December 31, 2007.
Our intangible assets with indefinite lives consist of trademarks, acquired in connection with the acquisition of our Xmark business. In determining the value of these trademarks, we employed the income approach. We used the discounted cash flow method to calculate the present value of the projected income from the product lines to which the EXI Wireless and Instantel trademarks relate. In our valuation model, we considered the “relief from royalty” concept, which assumes that if a company owns a trademark it does not have to “rent” one and therefore is “relieved” from paying a royalty. The amount of the phantom payment (after-tax) is used as a surrogate for income attributable to the trademark.

In valuing these trademarks, we applied a market-based royalty rate to projections of revenue for the various product lines to which the trademarks relate. The projected royalty cash flows, on an after-tax basis, were discounted to present value using a discount rate that adequately reflected the inherent risks of such cash flows. We applied what we believe to be appropriate discount rates, ranging from 17.0% to 23.7%, and used a terminal revenue growth rate of 5%.
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
The acquisition date valuations for the EXI Wireless and Instantel trademarks were $1,131,000 and $3,790,000, respectively. We have evaluated the sensitivity of our trademark valuations to variations in our estimated useful life assumptions for these trademarks. We concluded that our valuations would not change significantly due to variations in the estimated useful life assumptions. Approximately 86.0% of the present value of the trademark cash flows is contributed by the cash flows generated between year 1 (2005) and year 20 (2025). Therefore, a sensitivity analysis based on variations of the estimated useful lives of the trademarks would not significantly change our valuations.
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

Stock-Based Compensation
Effective January 1, 2006, we adopted FAS 123R, using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for new awards granted after January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options.
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
In December 2006, we issued 0.5 million shares of our restricted common stock to our chairman and chief executive officer, which shares will vest on December 31, 2008. We determined the value of the stock to be $4.5 million based on the estimated value of our common stock of $9.00 per share on the date of the grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. We recorded compensation expense of approximately $2.1 million and $0.2 million in 2007 and 2006, respectively, related to this restricted stock.
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
Prior to the initial public offering, our management determined the value of our common stock principally based upon internal valuation estimates, as well as arm’s-length transactions involving the fair value of the businesses we acquired. Due to management’s familiarity with discounted cash flow analyses and the readily available values of the businesses we acquired during the first half of 2005, management chose not to obtain contemporaneous valuations by an unrelated valuation specialist. The assumptions used by management during this period related to:
•	our projected operating performance;

•	risk of non-achievement of projected operating performance;

•	the purchase prices of the two businesses acquired during the first half of 2005, including the risk that the acquisitions might not have been completed at certain interim valuation dates; and

•	trends and comparable valuations in the broad market for privately-held and publicly-traded technology and medical device companies.
Management’s valuation methodology, including terminal and enterprise values, was based on the following factors:
•	Unlevered free cash flows for our implantable microchip business were projected for five years, which was deemed to be the appropriate valuation period.

•	Earnings before interest, taxes, depreciation and amortization, or EBITDA, was used to estimate terminal value.

•	Management considered the relevant multiples for RFID and medical device companies to determine the appropriate terminal value multiple.

•	A discount rate was applied to the net free cash flows and terminal value. The rate was determined based on the risk-free rate of the 10-year U.S. Treasury Bond plus an applicable market risk premium and the specific risk premium associated with our facts and circumstances. The discount rate utilized by us was the rate of return expected from the market or the rate of return for a similar investment with similar risks.

•	The purchase prices of the acquired businesses, adjusted for the risk that the acquisitions might not have been completed at certain interim valuation dates, were added to the value of the implantable microchip business to determine enterprise value.

•	Management computed the fully diluted value of each share of our common stock in order to factor in the dilutive effect of reflecting in-the-money stock options and warrants at each valuation date.
There are inherent uncertainties in forecasting future operating results and identifying comparable companies and transactions that may be indicative of the fair value of our common stock. We believe that the estimates of the fair value of our common stock at each option grant date occurring prior to our initial public offering were reasonable under the circumstances.
During 2005, we granted to consultants and employees of Digital Angel options exercisable for approximately 0.1 million shares of our common stock. In accordance with FAS 123, we recorded compensation expense associated with these options based on an estimate of the fair value, as determined by our management (using the methodology discussed above), of our common stock on each date of grant and using the Black-Scholes valuation model. We were required to re-measure the stock-based compensation expense associated with these options on December 30, 2005, the date of acceleration of the vesting of all of these options, as more fully discussed below. This re-measurement was based on the estimated fair value of our common stock on December 30, 2005, which was assumed to be the then estimated initial public offering price, and using the Black-Scholes valuation model. This re-measurement resulted in stock-based compensation expense being recorded in 2005 based upon the fair value of these stock options on the accelerated vesting date.
During 2005 and 2004, we granted to employees of Digital Angel, and other non-employees who had provided services to us, options exercisable for approximately 1.1 million shares of our common stock. We recognized compensation expense related to these option grants using the same methodology as was used for the 2005 option grants, as discussed above. We recorded aggregate compensation expense of approximately $2.3 million during the year ended December 31, 2005, in connection with these stock options.

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
Our computation of the expected life of issued stock options was determined based on historical experience of similar awards giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations about employees’ future length of service. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Historically, our computation of expected volatility was based on the historical volatility of Digital Angel’s common stock. Now that we are a public company, our computation of volatility will be based on the historical volatility of our common stock, or comparable public companies in our industry.
The significant factors contributing to the difference between the fair value of the stock options granted during the period January 1, 2005 to August 11, 2005 and the estimated initial public offering price of shares of our common stock as of December 30, 2005 included, among others:
•	Certain hospital emergency rooms adopted our VeriMed system beginning in the latter part of the third quarter of 2005. Specifically, as of August 1, 2005, five hospitals had agreed to adopt our VeriMed system in their emergency departments and we had a goal of having 20 to 25 hospitals agree to adopt our VeriMed system by December 31, 2005. Having an infrastructure of hospitals that have adopted the VeriMed system as part of their standard protocol is considered a necessary step in the commercialization of the VeriMed system, because, without that infrastructure, those persons who fit the profile for which the VeriMed system was designed have little or no reason to undergo the microchip implant procedure. After our attendance at the American College of Emergency Physicians’ Scientific Assembly, which took place in Washington D.C. from September 26 to 29, 2005, 49 hospitals had agreed to adopt our VeriMed system in their emergency rooms. As of December 15, 2005, 66 hospitals had agreed to do so.

•	We came to the view that there is a significant market opportunity for our asset/personnel location and identification system. Today, our asset/personnel location and identification system is essentially a new product. It was the first healthcare security application adapted to our technology platform. The new platform has expanded the deployment options for our asset/personnel location and identification system, which can range from a portal-based system to a full, real-time location system.

•	We identified additional strategic markets for the implantable microchip. For example, during the second half of 2005 and specifically in the wake of Hurricane Katrina, we donated implantable microchips to FEMA’s Department of Mortuary Services in Mississippi and Louisiana to help with FEMA’s efforts to identify corpses. The acceptance of this new use for the implantable microchip has led to the development of VeriTrace, the only end-to-end implantable tagging solution for the accurate tracking and identification of human remains and associated evidentiary items.

•	We used the enterprise value to forward-looking revenue valuation approach to determine the estimated IPO value on December 30, 2005. Under this approach, fair value was determined based upon a range of multiples of projected future revenue. The multiples used represented those multiples of revenue that our peers’ common stock were trading for in the public markets. This approach was deemed appropriate because revenue multiples for publicly traded companies provide the highest correlation of public company trading values. Specifically, publicly-traded companies in comparable industries tend to have similar revenue multiples, whereas their EBITDA and net income multiples are not deemed to be as consistent in part because certain companies in comparable industries are not EBITDA positive or do not earn net income.

On December 12, 2005, our board of directors approved a proposal which provided for vesting on December 30, 2005 of all of our then outstanding and unvested stock options previously awarded to employees, directors, one employee of Digital Angel, one employee of Digital Angel and consultants. In connection with the acceleration of these options, we stipulated that a grantee that acquires any shares through exercise of any of such options shall not be permitted to sell such shares until the earlier of (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason.
The purpose of accelerating the vesting of the options granted to our directors and employees was to enable us to avoid recognizing in future periods non-cash compensation expense associated with such options in our consolidated statements of operations, which would have otherwise been required upon our adoption of FAS 123R on January 1, 2006. As a result of the acceleration, we avoided recognition of up to approximately $0.6 million of compensation expense in our consolidated statements of operations over the course of the original vesting period, substantially all of which was avoided in 2006. Such expense is included in our pro forma stock-based compensation footnote disclosure for the year ended December 31, 2005. FASB Financial Interpretation No. 44 requires us to recognize compensation expense under certain circumstances, such as a change in the vesting schedule when the options whose vesting schedule was changed are in-the-money on the date of change, which would allow an employee to vest in an option that would have otherwise been forfeited based on the award’s original terms. We would be required to begin to recognize compensation expense over the new expected vesting period based on estimates of the number of options that employees ultimately will retain that otherwise would have been forfeited, absent the modifications. The majority of the accelerated options, absent the acceleration, would have vested during the first half of 2006, with a smaller percentage vesting over 30 months. Such estimates of compensation expense would be based on such factors as historical and expected employee turnover rates and similar statistics. Of options exercisable for approximately 0.3 million shares of our common stock that were affected by the acceleration of vesting, substantially all of the $4.4 million of intrinsic value of these options is attributable to our executive officers and directors at that time. We are unable to estimate the number of options that our employees and directors will ultimately retain that otherwise would have been forfeited, absent our acceleration of the vesting of these options. Based on the then current circumstances, the high concentration of such options awarded to officers and directors and our historical turnover rates, no compensation expense resulting from the new measurement date was recognized by us upon acceleration of vesting on December 30, 2005. We will recognize compensation expense in future periods, should a benefit be realized by the holders of the aforementioned options, which they would not otherwise have been entitled to receive. During the year ended December 31, 2006, we recognized approximately $0.4 million of compensation expense as a result of three terminated employees receiving a benefit related to the accelerated vesting of their options that they would not otherwise have received. If we are required to recognize additional compensation expense in connection with the accelerated vesting of in-the-money stock options, it could have a material impact on our future results of operations.
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
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. As of December 31, 2007, we had $3.6 million in net deferred tax liabilities, associated with our Xmark business, located in Canada. As of December 31, 2007, 2006 and 2005, we had recorded a full valuation allowance against our U.S. net deferred tax assets due to uncertainties related to our ability to utilize these deferred tax assets, primarily consisting of net operating loss carryforwards. The valuation allowance was based on our historical operating performance and estimates of taxable income in the United States and the period over which our deferred tax assets will be recoverable. As of December 31, 2007, we have provided a valuation allowance of $0.6 million against our Canadian deferred tax assets, based on management’s analysis of the amount of deferred tax assets that are not expected to be realized over their respective lives.

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
Effective January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, we report a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. There was no impact relating to the adoption of FIN 48 on our financial position. In connection with the adoption of FIN 48, we have elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense.
Results of Operations
The table below sets forth data from our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005, expressed as a percentage of total revenue. To date, substantially all of our revenue consists of revenue from our healthcare security and industrial businesses, which were acquired in the first half of 2005. Prior to the acquisitions of these businesses, we had minimal revenue and, therefore, period-to-period results are not comparable. Accordingly, our historical results are not necessarily indicative of our future results.
Through December 31, 2007, we have recorded nominal revenue from sales of our VeriMed system. Over time, we expect that sales of our VeriMed system will become a significant part of our revenue, although there can be no assurance that they will.
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

	Year Ended December 31,
	2007	2006	2005
Product revenue	93.6%	93.9%	91.5%
Service revenue	6.4%	6.1%	8.5%

Total revenue	100.0%	100.0%	100.0%

Cost of products sold	42.6%	40.0%	34.4%
Cost of services sold	4.0%	3.1%	5.9%

Gross profit	46.6%	56.9%	59.7%
Selling, general and administrative expense	73.2%	64.5%	78.4%
Research and development	14.6%	13.9%	12.3%
Gain/ loss on exchange	1.6%	—	—
Other income	(0.9)%	(0.2)%	(0.4)%
Interest expense	5.3%	3.1%	2.2%

Loss before provision for income taxes	(40.4)%	(24.5)%	(32.8)%
Benefit (provision) for income taxes	3.3%	(0.1)%	(0.4)%

Net loss	(43.7)%	(24.6)%	(33.2)%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
The table below presents statement of operations data by segment and in total for the years ended December 31, 2007 and 2006.

	2007
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$22,644	$76	$7,321	$—	$30,041
Service revenue	549	—	1,516	—	2,065

Total revenue	23,193	76	8,837	—	32,106
Gross profit (loss)	12,489	(285)	4,942	—	17,146
Selling, general and administrative	7,858	5,229	2,471	7,956	23,514
Research and development	2,979	105	1,594	—	4,678

Total operating expenses	10,837	5,334	4,065	7,956	28,192

Operating income (loss)	$1,652	$(5,619)	$877	$(7,956)	$(11,046)

	2006
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)
Product revenue	$20,035	$116	$5,480	$—	$25,631
Service revenue	380	—	1,293	—	1,673

Total revenue	20,415	116	6,773	—	27,304
Gross profit (loss)	11,717	(340)	4,148	—	15,525
Selling, general and administrative	8,328	3,933	2,312	3,047	17,620
Research and development	2,609	—	1,177	—	3,786

Total operating expenses	10,937	3,933	3,489	3,047	21,406

Operating income (loss)	$780	$(4,273)	$659	$(3,047)	$(5,881)

Revenue
Revenue for the year ended December 31, 2007 was $32.1 million, an increase of $4.8 million compared to the prior year.
Our healthcare security segment’s revenue was $23.2 million for the year ended December 31, 2007 compared to $20.4 million for the year ended December 31, 2006. The $2.8 million increase in revenue in our healthcare security segment is primarily attributable to increased sales of infant protection and wander prevention systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base.
Our industrial segment’s revenue was $8.8 million for the year ended December 31, 2007 compared to $6.8 million for the year ended December 31, 2006. The $2.0 million increase in revenue in our industrial segment reflects continued strong demand in the worldwide construction market for our vibration monitoring systems. The strength or weakness of the worldwide construction market has historically had a significant influence on the sales volumes of our vibration monitoring instruments.
Our implantable segment’s revenue was $76,000 for the year ended December 31, 2007 compared to $116,000 for the year ended December 31, 2006. This decrease is attributable to the sale of access security systems to several international distributors in the first three months of 2006 prior to the shift in our sales and marketing efforts to the build out of our VeriMed Patient Identification business.
Gross Profit and Gross Profit Margin
Our cost of products consists of component parts, direct labor and finished goods. Component parts and finished goods are purchased from contract manufacturers, including our implantable microchip and scanners used in our VeriMed system, which are purchased as finished goods under the terms of our agreement with Digital Angel. Moreover, included in our cost of products is amortization of intangible assets acquired in the acquisitions of Instantel Corporation and EXI Wireless Inc., during the first half of 2005. Such amortization amounted to $0.4 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively.
Cost of services consists primarily of third-party installation services in connection with direct sales to healthcare customers. In addition, cost of services sold in our industrial segment consists of servicing our existing systems, principally the calibration services we provide for our vibration monitoring instruments.
Gross profit was $17.1 million and $15.5 million for the years ended December 31, 2007 and 2006, respectively. As a percentage of revenue, our gross profit margin was 53.4% and 56.9% for the years ended December 31, 2007 and 2006, respectively.
Our healthcare security segment’s gross profit for the year ended December 31, 2007 was $12.5 million compared to $11.7 million for the year ended December 31, 2006. Gross profit margin decreased to 53.8% in the year ended December 31, 2007 from 57.4% in the year ended December 31, 2006. The decline in gross profit margin is the result of increased warranty costs related to our former Vancouver operations in the first half of 2007. The inventory management processes in our Ottawa facility, including improved quality management, reducing the number of tag defects, have resulted in a reduction of warranty costs.
Our industrial segment’s gross profit for the year ended December 31, 2007 was $4.9 million compared to $4.1 million for the year ended December 31, 2006. Our industrial segment’s gross profit margin decreased to 55.9% in the year ended December 31, 2007 compared to 61.2% in the year ended December 31, 2006. The decline in gross profit margin resulted from increased inventory reserves for slower moving inventory and to increased revenues from tool management products compared to the year ended December 31, 2006, which have a lower gross margin than our vibration monitoring products.

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
Selling, general and administrative expense increased $5.9 million to $23.5 million for the year ended December 31, 2007 as compared to $17.6 million for the year ended December 31, 2006. As a percentage of revenue, selling, general and administrative expense was 73.2% and 64.5% for the years ended December 31, 2007 and 2006, respectively. For 2008, we expect the increased year over year selling, general and administrative expense to continue as a result of the build out of our VeriMed business and the cost resulting from the issuance of equity based compensation. During the years ended December 31, 2007 and 2006, we incurred stock-based compensation expense of $3.4 million and $0.6 million, respectively.
Included in selling, general and administrative expense was $0.5 million and $0.8 million of certain general and administrative services provided to us by Digital Angel, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in the years ended December 31, 2007 and 2006, respectively. We expect these costs to continue in 2008, at a lesser rate as we continue to separate our general and administrative processes from those of Digital Angel.
Selling, general and administrative expense included depreciation and amortization expense of approximately $2.0 million for each of the years ended December 31, 2007 and 2006.
Our healthcare security segment’s selling, general and administrative expense was $7.9 million and $8.3 million in the years ended December 31, 2007 and 2006, respectively. As a percentage of our healthcare security segment’s revenue, selling, general and administrative expense was 33.9% and 40.8% for the years ended December 31, 2007 and 2006, respectively. The decrease of $0.4 million is a result of cost savings from the closing of our Vancouver operations in the first quarter of 2007. We expect to continue to realize cost savings from the closing of our Vancouver operations due to operating and administrative efficiencies.
Our industrial segment’s selling, general and administrative expense increased approximately $0.2 million to $2.5 million for the years ended December 31, 2007 compared to the year ended December 31, 2006. As a percentage of our industrial segment’s revenue, selling, general and administrative expense was 28.0% and 34.1% for the years ended December 31, 2007 and 2006, respectively. We attribute the decrease in selling, general, and administrative expense as a percentage of segment revenue primarily to revenue growth in our vibration monitoring business and the fixed nature of our general and administrative expenses.
Our implantable segment’s selling, general and administrative expense increased $1.3 million to $5.2 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was due to our increased sales and marketing expenses associated with the build out of our VeriMed business, primarily through increased sales staff and costs related to our market development efforts.
Our corporate segment’s selling, general and administrative expense increased $5.0 million to $8.0 million in year ended December 31, 2007 compared to the year ended December 31, 2006. This increase was due primarily to the additional costs resulting from non-cash equity based compensation of $3.4 million and increased costs related to being a public entity during the year ended December 31, 2007. We expect corporate selling, general and administrative expense to continue at 2007 levels as a result of the costs of equity based compensation and costs related to being a public entity.

Research and Development
Our research and development expense consists primarily of payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expense was $4.7 million for the year ended December 31, 2007 compared to $3.8 million for the year ended December 31, 2006. As a percentage of revenue, research and development expense was 14.6% and 13.9% for the years ended December 31, 2007 and 2006, respectively.
Our healthcare security segment’s research and development expense increased $0.4 million to approximately $3.0 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in our healthcare security segment’s research and development expense was due to the costs of additional staffing during the period prior to closing our Vancouver facility in early 2007.
Our industrial segment’s research and development expense was approximately $1.6 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively. Our industrial segment’s research and development expense increased $0.4 million due to development of our next generation technology platform.
Interest Expense
Interest expense was $1.7 million and $0.9 million for the years ended December 31, 2007 and 2006, respectively. The increase in interest expense was due to the increased amount owed and increased interest rate under our loan agreement with Digital Angel, and our increased borrowings under our revolving credit facility with the Royal Bank of Canada. We used a portion of the proceeds from our initial public offering to repay $3.5 million of outstanding indebtedness owed to Digital Angel at the closing of our initial public offering. During the years ended December 31, 2007 and 2006, the interest rate under our loan agreement with Digital Angel was 12% and 7% per annum, respectively.
Income Taxes
We had an effective tax rate of (8.1)% and 0.5% for the years ended December 31, 2007 and 2006, respectively, related to our Xmark business. We incurred consolidated losses before taxes for the years ended December 31, 2007 and 2006. However, we have not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a valuation allowance against our net U.S. deferred tax assets was appropriate based primarily on our historical operating results.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
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
On a pro forma basis, our healthcare security segment’s revenue increased $2.1 million, or 11.6%, to $20.4 million for the year ended December 31, 2006 compared to $18.3 million for the year ended December 31, 2005. This increase is the result of a $2.2 million increase in sales to the hospital market, which includes sales of infant protection and asset/personnel location and identification systems. The year over year increase is attributable to increased sales of infant protection systems primarily related to our efforts in 2006 to consolidate and rationalize our dealer network so as to increase our sales volumes generated by our key dealers. Additionally, we experienced revenue growth associated with our sale of RFID tags and other consumables relating to our infant protection system. This increase in consumable sales was driven by our installed base of healthcare facilities. In 2005 and 2006, we continued the development of our new asset/personnel location and identification RFID system, and sold three of these systems in 2005. Revenue from asset/personnel location and identification systems in decreased in 2006 as compared to 2005 as the initial systems sold in 2005 were installed in 2006. We launched our asset/personnel location and identification system through the dealer channel for this system on a limited basis in the fourth quarter of 2006. On a pro forma basis, revenue from the sale of our wander protection systems was consistent from 2005 to 2006. The lack of year over year growth was the result of our efforts in 2006 to consolidate the product lines from EXi and Instantel as well as the two separate distribution channels, all of which were accomplished by the end of 2006.
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
Our healthcare security segment’s gross profit for the year ended December 31, 2006 was $11.7 million compared to $7.1 million for the year ended December 31, 2005. The increase in gross profit of $4.6 million was primarily the result of the 2006 period including a full year of operations from our Canadian-based businesses as compared to only a portion of the 2005 period. Our healthcare security segment’s gross profit margin decreased to 57.4% in the year ended December 31, 2006 compared to 59.1% in the year ended December 31, 2005. The decline in gross profit margin reflected an increase in warranty reserves of $0.6 million resulting from the consolidation of the operations of our Canadian-based businesses and changes in product mix.
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
Our implantable segment’s gross profit decreased from $33,000 to a loss of $(340,000) . The $373,000 decrease was almost entirely the result of a charge recorded to reduce the carrying amount of our VeriMed inventory to the lower of cost or market.
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
Selling, general and administrative expense increased $5.2 million to $17.6 million for the year ended December 31, 2006 as compared to $12.4 million for the years ended December 31, 2005. As a percentage of revenue, selling, general and administrative expense was 64.5% and 78.4% for the years ended December 31, 2006 and 2005, respectively. Included in selling, general and administrative expense for the year ended December 31, 2006 was $0.9 million for exit costs in Vancouver, British Columbia related to the consolidation of the operations of our Canadian-based businesses in Ottawa, Ontario.

Included in selling, general and administrative expense for the years ended December 31, 2006 and 2005 was $0.8 million and $0.5 million, respectively, of certain general and administrative services provided to us by Digital Angel, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items. We expect the annual cost of the services being provided by Digital Angel under the terms of the amended and restated transition services agreement will be approximately $0.9 million in 2007 and thereafter, reflecting that the scope of the services provided by Digital Angel under the agreement was expanded at the end of 2005.
Selling, general and administrative expense for the years ended December 31, 2006 and 2005 included approximately $2.0 million and $1.1 million, respectively, of depreciation and amortization expense. The increase was due to increased amortization of intangible assets as a result of the acquisition of the Canadian-based businesses in the first half of 2005.
Included in selling, general and administrative expense for the years ended December 31, 2005 was $2.3 million of compensation expense associated with stock options granted to employees of Digital Angel and consultants. Our board of directors accelerated the vesting of all of our then unvested employee and director stock options on December 30, 2005. During the year ended December 31, 2006, we incurred compensation expense associated with granting 52,012 stock options to employees of $0.1 million. Moreover, as a result of the termination of certain employees whose options were in-the-money at the time their options were accelerated, we incurred equity based compensation of approximately $0.4 million during the year ended December 31, 2006. Also, effective December 6, 2006, we granted our chief executive officer 500,000 restricted shares and incurred equity based compensation of $0.2 million relating to this grant, which is also included in selling, general and administrative expense for 2006.
Our healthcare security segment’s selling, general and administrative expense was $8.3 million in the year ended December 31, 2006, an increase of $3.5 million compared to the prior year. The increase was primarily a result of a full year of operations from our Canadian-based businesses as compared to the 2005 period. As a percentage of our healthcare security segment’s revenue, selling, general and administrative expense was 40.8% and 40.3% for the years ended December 31, 2006 and 2005, respectively. We attribute the increase in selling, general, and administrative expense as a percentage of revenue primarily to the charges related to the exit of our facility in Vancouver, British Colombia.
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
Our corporate segment’s selling, general and administrative expense increased $0.2 million to $3.0 million in 2006 compared to the corresponding period in the prior year. This 10.5% increase was due to increased legal and accounting fees related to our preparation for becoming a public company.
We expect selling, general and administrative expense to increase in the future due to contemplated additions of sales and marketing staff related to our marketing and sale of our VeriMed system and database services, as well as the additional costs resulting from equity based compensation and from our being a publicly held company effective February 9, 2007.
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
Our healthcare security segment’s research and development expense increased $1.3 million to approximately $2.6 million for the year ended December 31, 2006 compared to the prior year. The increase in our healthcare security segment’s research and development expense was primarily due to the acquisitions of our Canadian-based businesses during the first half of 2005, the continued development of our asset/personnel location and identification system, and our initiative to integrate virtually all of our healthcare security systems on to a common technology platform.
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
Interest Expense
Interest expense was $0.9 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. The increase in interest expense was primarily due to our increased level of outstanding borrowings owed to Digital Angel and our increased borrowings under our revolving credit facility with the Royal Bank of Canada. We used a portion of the proceeds from our initial public offering to repay $3.5 million of outstanding indebtedness owed to Digital Angel at the closing of our initial public offering. Through October 5, 2006, the interest rate under our loan agreement with Digital Angel was based upon the prevailing prime rate as published by The Wall Street Journal in effect during the applicable periods. Since that date, the interest rate on our loan was fixed at 12% per annum.
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
Liquidity and Capital Resources
As of December 31, 2007, cash totaled $7.2 million compared to cash of approximately $1.0 million at December 31, 2006.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $6.5 million, $1.5 million and $1.9 million during the years ended December 31, 2007, 2006 and 2005, respectively. For each of the periods presented, cash was used primarily to fund operating losses, accounts receivable and for purchases of inventory.
Since our acquisitions of our Xmark business in the first half of 2005, we have generated operating cash flows from such operations that have partially funded our efforts to create a market for our VeriMed system. We expect to continue to generate significant net cash operating outflows for the foreseeable future in our VeriMed business as a result of our continuing investment in marketing and sales efforts related to our VeriMed business. We expect that these net cash operating outflows will continue to be funded through cash flows generated by our Xmark operations, as well as from the net proceeds of our initial public offering. As a result, we expect that our consolidated statements of cash flows will reflect significant cash flows used in operating activities at least through the end of 2009.

The components of our VeriMed system (i.e., scanners, insertion kits and the implantable microchips) are purchased as finished goods under the terms of our agreement with Digital Angel. The agreement imposes minimum purchase requirements as follows: $0 in 2007; $875,000 in 2008; $1,750,000 in 2009; $2,500,000 in 20010; $3,750,000 in 2011; and $3,750,000 in each year thereafter, subject to the parties reaching agreement on a different amount. Under the terms of the agreement, Digital Angel may not supply human implantable microchips to other parties if we meet the minimum purchase requirements. If sales of the implantable microchip do not materialize or do not reach the level of the applicable minimum purchase requirement in any year, we intend to satisfy the minimum purchase requirements nonetheless. In such event, our inventory of implantable microchips will increase. We believe that we will have sufficient liquidity to meet the minimum purchase requirements under the agreement through 2008.
Cash Flows from Investing Activities
Investing activities (used) provided cash of $(0.8) million, $(2.9) million and $1.4 million during the years ended December 31, 2007, 2006 and 2005, respectively. In the years ended December 31, 2007 and 2006, respectively, $0.6 million and $0.8 million were used to purchase equipment. In the year ended December 31, 2005, $0.4 million was used to purchase equipment. In the year ended December 31, 2005, net cash acquired in business acquisitions contributed by Digital Angel was $1.8 million. In 2007 and 2006, we paid the remaining installments of the purchase price for the acquisition of Instantel of $0.2 million and $2.1 million, respectively.
Cash Flows from Financing Activities
Financing activities provided cash of $13.5 million, $3.9 million and $2.0 million during the years ended December 31, 2007, 2006 and 2005, respectively. In the year ended December 31, 2007, cash of $0.7 million was provided from net borrowings under our credit agreement with the Royal Bank of Canada and cash of $3.5 million was paid to Digital Angel as principal payment on the Third Amended and Restated Revolving Line of Credit Note in favor of Digital Angel. During the years ended December 31, 2007 and 2006, borrowing of $1.3 million and $6.1 million, respectively, were made from Digital Angel. During the year ended December 31, 2007, cash of $15.5 million was provided from our initial public offering, net of underwriting fees and offering costs.
Credit Facilities
Prior to the date of our initial public offering, which was consummated on February 14, 2007, we financed a significant portion of our operations and investing activities primarily through funds that Digital Angel provided. As of December 31, 2007, we were indebted to Digital Angel in the amount of $12.9 million.
Through October 5, 2006, our loan with Digital Angel bore interest at the prevailing prime rate of interest as published by The Wall Street Journal, which as of September 30, 2006 was 8.25% per annum. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and we borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to our acquisition of Instantel Inc. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. That amendment further provided that the loan matured on July 1, 2008, but could be extended at the option of Digital Angel through December 27, 2010.
On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the loan documents which increased the maximum principal amount of indebtedness that we may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to us by Digital Angel during the first week of January 2007. Upon the consummation of our initial public offering in February 2007, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of our initial public offering, we were indebted to Digital Angel in the amount of $15.1 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, we used $3.5 million of the net proceeds of our initial public offering to repay a portion of our indebtedness to Digital Angel upon consummation of our initial public offering. Effective with the payment of the $3.5 million, all interest which accrues on the loan as of the last day of each month, commencing with February 2007, is added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010.

The loan with Digital Angel is subordinated to our obligations under our credit agreement with Valens Offshore SPV II, Corp., which is discussed below, and is collateralized by security interests in all of our property and assets, except as otherwise encumbered by the rights of Valens Offshore SPV II, Corp.
We entered into the December 2007 Letter Agreement, which was subsequently amended February 29, 2008, as is discussed below, with Digital Angel pursuant to which we prepaid $0.5 million of principal and in exchange received an option, through October 2008, to prepay the Digital Angel indebtedness for $10.0 million, less the $0.5 million paid and less any additional principal payments made subsequent to October 1, 2007, plus any accrued and unpaid interest.
On February 29, 2008, we closed an $8.0 million debt financing (the “Agreement”) with Valens Offshore SPV II, Corp. (the “Lender”). Under the terms of the Agreement, the Lender extended financing to us in the form of an $8.0 million secured term note (the “Note”). The Note accrues interest at a rate of 12% per annum, and has a maturity date of March 31, 2009. The terms of the Note allow for optional redemption by paying 100% of the principal amount plus $120,000, if such amounts are paid prior to the six month anniversary of February 29, 2008, or $240,000, if such amounts are paid on or after the six month anniversary of February 29, 2008. Pursuant to the Agreement, we issued to the Lender 120,000 shares of our common stock.
We used part of the proceeds of the financing with the Lender to prepay $5.3 million of debt owed to Digital Angel. In connection with the financing, we entered into a letter agreement with Digital Angel, dated February 29, 2008, under which we agreed, among other things, to prepay the $5.3 million to Digital Angel, and to amend the December 2007 Letter Agreement, to provide that we will have until October 30, 2008 to prepay in full the entire outstanding principal amount to Digital Angel by paying to Digital Angel $10 million, less the $500,000 paid pursuant to the December 2007 Letter Agreement, less the $5.3 million paid in connection with this financing, less other principal payments made to reduce the outstanding principal amount between the date of the December 2007 Letter Agreement and the date of such prepayment, plus any accrued and unpaid interest between October 1, 2007 and the date of such prepayment. As a result of the $5.3 million payment, we will not be required to make any further debt service payments to Digital Angel until September 1, 2009. If we pay Digital Angel and additional $4.2 million, plus accrued interest, prior to October 30, 2008, we will be discharged from our remaining obligation to Digital Angel.
Our subsidiaries, VHI and Xmark, entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately $1.5 million based on the exchange rate as of December 31, 2007, of revolving credit loans, provided that outstanding borrowings under the facility could not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement, of VHI, or CDN$3.8 million at December 31, 2007. At December 31, 2007, $1.5 million was outstanding under the facility. The facility is not a committed facility as it provides that loans are made available to VHI at the sole discretion of RBC and that RBC may cancel or restrict the availability or any unutilized portion thereof at any time or from time to time. Borrowings could be made in either Canadian or U.S. dollars, were repayable on demand, as a result of which outstanding borrowings under the facility are reflected as current liabilities in our consolidated financial statements, and bear interest at a floating rate per annum equal to the Canadian or U.S. dollar prime rate, as applicable, announced by RBC from time to time, plus in each case 1%. The facility also provided for letters of credit and letters of guarantee denominated in Canadian dollars. Borrowings, letters of credit and letters of guarantee under the facility were secured by all of the assets of VHI and Xmark, and was guaranteed by Xmark in the amount of CDN$2.0 million. The loan agreements contained customary representations and warranties and events of default for loan arrangements of this type. In addition, the loan agreements contained customary covenants restricting VHI’s ability to, among other things, merge or enter into business combinations, create liens, or sell or otherwise transfer assets. The credit agreement was terminated on February 28, 2008. The foregoing is a summary of the material terms of the credit facility and related agreements, and is qualified in its entirety by reference to the terms and provisions of those agreements.

Financial Condition
As of December 31, 2007, we had working capital of approximately $6.7 million and an accumulated deficit of $29.0 million compared to a working capital of approximately $0.8 million and an accumulated deficit of approximately $17.0 million as of December 31, 2006. The increase in working capital was primarily due to proceeds from our initial public offering completed on February 14, 2007, net of offering costs and underwriter fees.
We believe that with the remaining net proceeds of our initial public offering, together with the cash we have on hand, our February 2008 debt financing and operating cash flows we expect to generate from our healthcare, security and industrial segments, we will have sufficient funds available to cover our cash requirements, including capital expenditures, debt service requirements and the minimum purchase obligations under our supply agreement with Digital Angel, through 2008. However, a decrease in operating cash flows from our healthcare security and industrial businesses, or failure to control or, as necessary, reduce costs related to our continuing investment in our VeriMed business, would have a material adverse effect on our planned business operations, financial condition, results of operations and liquidity.
Contractual Obligations
The following table summarizes our significant contractual obligations as of December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Contractual Obligations
Amount due Digital Angel(1)	$12,920	$2,167	$6,800	$3,953	$—
Other debt(2)	1,515	1,515	—	—	—
Employment related contract	1,986	462	1,016	508	—
Operating lease obligations(3)	726	514	212	—	—
Purchase commitments(4)	53,031	2,542	7,956	8,414	34,119

Total	$70,178	$7,200	$15,984	$12,875	$34,119

(1)	The approximately $12.9 million reflected in the table represents the amount owed to Digital Angel as of December 31, 2007, including accrued interest. Per the terms of a letter agreement dated February 29, 2008, we agreed to prepay $5.3 million of the debt owed to Digital Angel. As a result of the $5.3 million payment, we will not be required to make any further debt service payments to Digital Angel until September 1, 2009. Interest on the outstanding principal amount of the loan will continue to accrue at the rate of 12% per annum. Commencing on September 1, 2009 through January 1, 2010, we must repay $300,000 on the first day of each month. On February 1, 2010, a balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest is due. Accordingly, the amount to be due during the 2008-2009 period, will be approximately $6.8 million and the amount to be due during the 2010-2011 period, including the balloon payment, will be approximately $4.0 million. For a description of the material terms of the loan agreement with Digital Angel, see “Credit Facilities” above.

(2)	Represents borrowings under our revolving credit facility with Royal Bank of Canada, which was terminated on February 28, 2008. The table assumes the accrual of interest through December 31, 2007. For a description of the terms of the loan agreement with Royal Bank of Canada, see “Credit Facilities” above.

(3)	For further discussion on operating leases, see Item 2 — Properties.

(4)	Includes the minimum purchase requirements for our implantable microchips under our supply agreement with Digital Angel and for our custom straps under our supply agreement with Emerson & Cuming Microwave Products. Our exclusivity rights under the supply agreement with Digital Angel can be terminated if we do not purchase the prescribed minimum quantities. Under the agreement with Digital Angel, if during any year we purchase in excess of the minimum purchase requirement for that year, the excess will be credited against the minimum purchase requirement for the following year or years. The agreement with Digital Angel ends in 2014, subject to earlier termination in the event of either party’s default or bankruptcy, except that, so long as we meet the minimum purchase obligations under the agreement, the term is automatically renewed on an annual basis until the expiration of the last patents covering any of the supplied products (currently in 2021). Accordingly, the amount shown in the After 2012 column includes the annual purchase commitment of $3,750,000 through 2021. See “Item 1. Business — Manufacturing; Supply Arrangements.”
Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standard 157 — Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 beginning in the first quarter of fiscal year 2008 and do not expect the adoption of SFAS 157 to have a material impact to our consolidated results of operations and financial position.
In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which is our first quarter of fiscal year 2008.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, that requires public companies to utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position, results of operations or cash flows.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We will adopt SFAS 159 beginning in the first quarter of fiscal year 2008 and do not expect SFAS 159 to have a material impact to our consolidated results of operations and financial condition.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FASB 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.
In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FASB 141R”). FASB 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB 141R also requires that an acquirer recognized the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. FASB 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.
In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently evaluating the impact that this pronouncement may have on our consolidated financial position and results of operations.
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

The table below presents the principal amount, including accrued interest, and weighted-average interest rate for our debt portfolio:

December 31, 2007
(dollars in thousands)
Loan due Digital Angel	$12,477
Credit agreement with Royal Bank of Canada	$1,019
Weighted-average interest rate for the year ended December 31, 2007	11.5%
Based upon the average variable rate debt outstanding during 2007, 2006 and 2005, a 1% change in our variable interest rates would have affected our loss before income taxes by approximately $0.1 million in each of those three years.
Our Canadian subsidiaries’ operational accounts are denominated in local currency and are translated into U.S. dollars at the average exchange rate for each reporting period. In 2007, we recorded $0.5 million of net foreign currency losses in our consolidated statements of operations related to debt borrowings and payments.
A 10% change in the applicable foreign exchange rates would result in an increase or decrease in our foreign currency gains and losses and translation adjustments of approximately $0.2 million.
The estimated fair value of our indebtedness to Digital Angel is not reasonably determinable due to the related party nature of the instrument.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2007. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2007 based on the disclosure controls evaluation.
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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2007, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.
This Annual Report does not include an attestation report of the our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.
ITEM 9B. OTHER INFORMATION
None.
PART III
The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.
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

Schedule II — Valuation and Qualifying Accounts, for each of the fiscal years ended December 31, 2007, 2006 and 2005, which appears on page F-34, is filed as part of this Annual Report on Form 10-K.

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

VERICHIP CORPORATION
Date: March 28, 2008	By:	/s/ Scott R. Silverman
Scott R. Silverman*
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT R. SILVERMAN Scott R. Silverman*	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ WILLIAM J. CARAGOL William J. Caragol	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2008

/s/ JEFFREY S. COBB Jeffrey Cobb*	Director	March 28, 2008

/s/ BARRY M. EDELSTEIN Barry Edelstein*	Director	March 28, 2008

/s/ PAUL C. GREEN Paul C. Green*	Director	March 28, 2008

/s/ STEVEN R. FOLAND Steven R. Foland*	Director	March 28, 2008

*By:	William J. Caragol
William J. Caragol
Attorney-in-Fact

INDEX TO FINANCIAL STATEMENTS
CONTENTS

Page
VERICHIP CORPORATION

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2007	F-4

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended December 31, 2007	F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

EXI WIRELESS INC.

Report of Independent Registered Public Accounting Firm	F-35

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	F-36

Consolidated Statements of Operations for the three-month periods ended March 31, 2005 (audited) and 2004 (unaudited)	F-37

Consolidated Statements of Stockholders’ Equity for the three-month periods ended March 31, 2005 (audited) and 2004 (unaudited)	F-38

Consolidated Statements of Cash Flows for the three-month period periods ended March 31, 2005 (audited) and 2004 (unaudited)	F-39

Notes to Consolidated Financial Statements	F-40

INSTANTEL INC.

Report of Independent Registered Public Accounting Firm	F-49

Balance Sheets at June 9, 2005 and December 31, 2004	F-50

Statements of Operations for the periods beginning January 1, 2005 and ending June 9, 2005 (audited) and beginning January 1, 2004 and ending June 9, 2004 (unaudited)	F-51

Statements of Shareholder’s Equity (Deficit) for the period ended June 9, 2005 and the year December 31, 2004	F-52

Statements of Cash Flows for the periods beginning January 1, 2005 and ending June 9, 2005 (audited) and beginning January 1, 2004 and ending June 9, 2004 (unaudited)	F-53

Notes to Financial Statements	F-54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
VeriChip Corporation
We have audited the accompanying consolidated balance sheets of VeriChip Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. Our audits also included the financial statement schedule — Valuation and Qualifying Accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of VeriChip Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB No. 109,” effective January 1, 2007, and Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” applying the modified — prospective method, effective January 1, 2006.
As more fully described in Note 14, the Company sells, markets and distributes human-implantable passive radio frequency identification microchips which it obtains from an affiliate. These microchips depend on a key technology for which the Company may have insufficient rights to support its use of or to protect such intellectual property.
/s/ Eisner LLP
New York, New York
March 28, 2008

VERICHIP CORPORATION
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,	December 31,
	2007	2006

Assets
Current Assets:
Cash	$7,221	$996
Accounts receivable, net of allowance for doubtful accounts of $144 (2006 - $146)	5,438	4,486
Inventories, net of allowance	2,343	3,698
Prepaid expenses and other current assets	1,300	567
Deferred tax asset	216	520

Total Current Assets	16,518	10,267
Equipment, net of accumulated depreciation and amortization	952	950
Intangible assets, net of accumulated amortization	16,752	18,567
Goodwill	15,776	16,025
Deferred offering costs	—	5,079

	$49,998	$50,888

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank indebtedness	$1,515	$853
Accounts payable	1,855	3,671
Accrued expenses and other current liabilities	4,308	4,968
Note payable to stockholder, current portion	2,167	—

Total Current Liabilities	9,845	9,492
Deferred tax liability	3,809	5,415
Note payable to stockholder, less current portion	10,753	13,635

Total Liabilities	24,407	28,542

Commitments and contingencies

Stockholders’ Equity:
Capital stock:
Preferred stock:
Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	—	—
Common stock:
Authorized 40,000 shares, of $.01 par value; 10,144 and 6,056 shares issued and outstanding at December 31, 2007 and 2006, respectively	101	61
Additional paid-in capital	54,486	39,371
Accumulated deficit	(28,959)	(17,049)
Other comprehensive loss — foreign currency translation	(37)	(37)

Total Stockholders’ Equity	25,591	22,346

	$49,998	$50,888

See accompanying notes to consolidated financial statements.

VERICHIP CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005

Product revenue	$30,041	$25,631	$14,520
Service revenue	2,065	1,673	1,349

Total revenue	32,106	27,304	15,869

Cost of product	13,678	10,918	5,455
Cost of services	1,282	861	940

Total cost of products and services	14,960	11,779	6,395

Gross profit	17,146	15,525	9,474

Operating expenses:
Selling, general and administrative	23,514	17,620	12,442
Research and development	4,678	3,786	1,958

Total operating expenses	28,192	21,406	14,400

Operating loss	(11,046)	(5,881)	(4,926)

Interest income and other expense, net	222	(57)	(63)
Interest expense	1,698	868	343

Total other expense	1,920	811	280

Loss before income tax provision	(12,966)	(6,692)	(5,206)
(Benefit) provision for income taxes	(1,056)	33	56

Net loss	$(11,910)	$(6,725)	$(5,262)
Deemed dividend	—	—	(1)

Net loss attributable to common stockholders	$(11,910)	$(6,725)	$(5,263)

Net loss — basic and diluted	$(1.36)	$(1.21)	$(1.00)

Weighted average number of shares outstanding — basic and diluted	8,756	5,556	5,279

See accompanying notes to consolidated financial statements.

VERICHIP CORPORATION
Consolidated Statement of Stockholders’ Equity
(In thousands)
For the Years Ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholder’s
	Number	Amount	Capital	Deficit	Loss	Equity

Balance December 31, 2004	4,444	$44	$1,006	$(5,062)	$—	$(4,012)
Net loss	—	—	—	(5,262)	—	(5,262)
Comprehensive loss - Foreign currency translation	—	—	—	—	(37)	(37)

Total comprehensive loss	—	—	—	(5,262)	(37)	(5,299)
Issuance of common shares to Digital Angel for the contribution of VeriChip Holdings Inc. to the Company	1,111	11	13,272	—	—	13,283
Contribution of Instantel Inc. by Digital Angel	—	—	22,272	—	—	22,272
Issuance of warrants to investors	—	—	1	—	—	1
Deemed dividend (value of warrants issued to investors)	—	—	(1)	—	—	(1)
Issuance of options at fair value for services	—	—	2,283	—	—	2,283

Balance December 31, 2005	5,556	$55	$38,833	$(10,324)	$(37)	$28,527
Net loss	—	—	—	(6,725)	—	(6,725)
Stock based compensation	—	—	579	—	—	579
Adjustment to Instantel purchase price	—	—	(35)	—	—	(35)
Issuance of restricted stock	500	6	(6)	—	—	—

Balance December 31, 2006	6,056	$61	$39,371	$(17,049)	$(37)	$22,346

Net loss	—	—	—	(11,910)	—	(11,910)
Issuance of shares in public offering, net of costs of $8,033	3,100	31	12,076	—	—	12,107
Issuance of restricted stock	100	1	(1)	—	—	—
Warrant exercise	395	4	(4)	—	—	—
Issuance of shares from option exercises	536	5	486	—	—	375
Stock issuance costs	—	—	(11)	—	—	(11)
Stock based compensation	109	1	3,445	—	—	3,446
Repurchase of shares	(181)	(2)	(760)	—	—	(762)

Balance December 31, 2007	10,144	$101	$54,486	$(28,959)	$(37)	$25,591

See accompanying notes to consolidated financial statements.

VERICHIP CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(11,910)	$(6,725)	$(5,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,456	2,428	1,383
Stock based compensation	3,446	579	2,283
Accrued interest	1,491	687	343
Deferred income taxes	(1,304)	(160)	(71)
Allowance for doubtful accounts	(2)	134	12
Allowance for inventory excess and obsolescence	427	69	17
Disposal of equipment	—	150	22
Changes in operating assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(950)	644	(877)
Inventories	864	(1,290)	(137)
Prepaid expenses and other current assets	(665)	(304)	119
Accounts payable and accrued expenses	(305)	2,310	242

Net cash used in operating activities	(6,452)	(1,478)	(1,926)

Cash flows from investing activities:
Payments for equipment	(643)	(810)	(424)
Cash acquired in businesses contributed by the Stockholder	—	—	1,783
Payment of purchase price installment	(193)	(2,058)	—

Net cash (used in) provided by investing activities	(836)	(2,868)	1,359

Cash flows from financing activities:
Short term borrowings, net	662	759	94
Note payment to stockholder	(3,500)	—	—
Borrowings from stockholder	1,293	6,067	2,316
Proceeds from stock option exercises	363	—	—
Proceeds from initial public offering, net of underwriter fees	18,336	—	—
Offering costs, exclusive of underwriter fees	(2,879)	(2,924)	(426)
Share repurchase	(762)	—	—

Net cash provided by financing activities	13,513	3,902	1,984

Net increase(decrease) in cash	6,225	(444)	1,417
Cash, beginning of year	996	1,440	23

Cash, end of year	$7,221	$996	$1,440

Supplementary cash flow information is presented in Note 17.
See accompanying notes to consolidated financial statements.

VERICHIP CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
1 Basis of Presentation
VeriChip Corporation is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002. On February 14, 2007, the Company completed an initial public offering of its common stock, selling 3,100,000 shares of its common stock at a price of $6.50 per share. As of December 31, 2007, Applied Digital Solutions, Inc., doing business as Digital Angel (“Digital Angel” or “Stockholder”), owned 50.8% of the Company’s common stock. As of March 17, 2008 Digital Angel owned 49.3% of the Company’s common stock.
The Company develops markets and sells radio frequency identification, (frequently referred to as RFID), systems used for the identification, location and protection of people and assets in the healthcare market. The Company’s healthcare security systems utilize external, active RFID tags to locate and protect people and assets. The Company’s VeriMed system uses the implantable microchip, a human-implantable passive RFID microchip that is used in patient identification applications, securely linking a patient to their personal health record as maintained in the Company’s proprietary database. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed system for use in medical applications in the United States.
The Company obtains the implantable microchip from a wholly-owned subsidiary of Digital Angel, under the terms of an amended and restated supply agreement. The supply agreement is discussed in Note 16. Digital Angel obtains the implantable microchip, a component of the VeriMed microchip, from a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129 “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and the Company does not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. Digital Angel sources the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, the Company has no documentation that establishes its right to use the patented technology for human identification or security applications. Through December 31, 2007, no intellectual property claims against the Company have been asserted. (See Note 14 “Unasserted Claim — Potential Intellectual Property Conflict” and Note 16 “Related Party Transactions”).
Through December 31, 2005, all research and development efforts related to the implantable microchip were performed by Digital Angel and its predecessors. Subsequent to that time, research and development efforts related to the implantable microchip were performed by both the Company and Digital Angel.
Effective March 31, 2005, Digital Angel acquired VeriChip Holdings Inc., formerly eXI Wireless, Inc., (“EXI”) and contributed EXI to the Company under the terms of an exchange agreement as more fully discussed in Note 4. In addition, on June 10, 2005, Instantel Inc., or Instantel, became a wholly-owned subsidiary of the Company under the terms of a share purchase agreement as more fully discussed in Note 4. EXI and Instantel offered infant protection, wander prevention, asset/staff location and identification systems and vibration monitoring systems.
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
Certain items in the consolidated financial statements for the prior periods have been reclassified to conform to the current period presentation.

Significant Accounting Policies
Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries, VeriChip Holdings Inc. (“VHI”) and Xmark Corporation (“Xmark”) (formerly EXI Wireless and Instantel respectively) from their respective date of acquisition. Effective January 1, 2008, VHI and Xmark were amalgamated, with Xmark being the surviving entity. All significant inter-company transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for inventory obsolescence, bad debt reserves, lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, the determination of whether any impairment is to be recognized on goodwill or intangibles, among others.
Foreign Currency
Effective March 31, 2005, Digital Angel contributed EXI to the Company. From April 1, 2005 until June 30, 2005, the subsidiary used its local currency, the Canadian dollar, as is functional currency. Results of operations and cash flow were translated to U.S. dollars at average exchange rates during the period, and assets and liabilities were translated at end of period exchange rates. Translation adjustments resulting from this process are included in accumulated other comprehensive loss in the statement of stockholders’ equity.
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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency gains and losses on debt borrowings and repayments are included as a component of interest income and other expenses. We recorded a (loss)/gain of $(0.5) million, $39,800 and $59,930 for the years ended December 31, 2007, 2006, and 2005, respectively.
Inventories
Inventories consist of raw materials, work in process, and finished goods. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. The Company monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as slow moving are reduced to net realizable value. Inventory items designated as obsolete are written off. The allowance for inventory excess and obsolescence was approximately $0.6 million and $0.2 million as of December 31, 2007 and 2006, respectively.
Equipment
Equipment is carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the life of the lease, software is depreciated over 2 years, and equipment is depreciated over periods ranging from 3 to 5 years. Repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the consolidated statements of operations.

Advertising Costs
The Company expenses production costs of print advertisements on the first date the advertisements take place. Advertising expense included in selling, general and administrative expense was approximately $0.7 million, $0.6 million and $0.2 million in 2007, 2006 and 2005, respectively.
Goodwill and Other Intangible Assets
The Company follows Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Intangible Assets, or FAS 142. Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. The Company’s reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. Goodwill of a reporting unit is tested for impairment at least once a year, or between testing dates if an impairment condition or event is determined to have occurred.
The Company’s trademarks are indefinite lived-assets, and accordingly are not amortized. The Company tests its trademarks for impairment at least once a year, or between testing dates if an impairment condition or event is determined to have occurred.
Future events, such as market conditions or operational performance of our acquired businesses, could cause us to conclude that additional impairment conditions exist. Any resulting impairment loss could also have a material adverse impact on our financial condition and results of operations. See Notes 4, 5 and 6 for more information.
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
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-lives intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment of definite-lived intangible or other long-lived assets during 2007, 2006 and 2005.
Revenue Recognition
The Company follows the revenue recognition guidance in Staff Accounting Bulletin, or SAB, 101, and SAB 104. The Company’s revenue recognition policies by product type are as follows:
Revenue Recognition Policy for Healthcare Security and Industrial Systems
Hardware and software revenue is recognized when persuasive evidence of an arrangement exists, the goods are shipped and title has transferred, the price is fixed or determinable and collection of the sales proceeds is reasonably assured. Revenue from the sale of software implementation services and consulting services is recognized as the services are performed. Revenue from post-contract support services is recognized over the term of the agreement. When software arrangements include multiple elements to which contract accounting does not apply, the individual elements are accounted for separately if vendor specific objective evidence, or VSOE, of fair value exists for the undelivered elements. Generally, the residual method is applied in allocating revenue between delivered and undelivered elements. If VSOE does not exist, the revenue on the completed arrangement is deferred until the earlier of VSOE being established or all of the undelivered elements are delivered or performed with the following exceptions: if the only undelivered element is post contract support, the deferred amount is recognized ratably over the post contract support period, and if the only undelivered element is services that do not require significant production, modification or customization of the software, the deferred amount is recognized as the services are performed. Maintenance revenue is deferred and recognized ratably over the terms of the maintenance agreements.

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
The sale of the VeriMed patient identification system will include the implantable microchip, scanners, insertion kits and patient registration forms. These items will be sold directly and through distributors with a limited warranty period. The Company also generally indemnifies its distributors against third party claims of intellectual property infringement. In conjunction with the implantation of a microchip, the patient completes a registration form enrolling the patient in the VeriMed Patient Registry.
Product Revenue
Revenues from the sale of the implantable microchip kits and scanners are recorded at gross amounts. Until the amount of returns can be reasonably estimated, the Company does not recognize revenue until after the products are shipped to customers and title has transferred, provided that a purchase order has been received or a contract has been executed, the price is fixed or determinable, there are no uncertainties regarding customer acceptance, the period of time in which the distributor or physician has to return the product has elapsed and collection of the sales proceeds is reasonably assured. Once the level of returns can be reasonably estimated, revenue (net of expected returns) will be recognized at the time of shipment and the passage of title, assuming there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue will not be recognized until such uncertainties are resolved. The Company has one distribution arrangement that provides for sales on a consignment basis. The Company intends to recognize revenue from consignment sales to this distributor after receipt of notification from the distributor of product sales to the distributor’s customers provided that a purchase order has been received or a contract has been executed with the distributor, the sales price is fixed or determinable, the period of time the distributor has to return the product as provided in its distributor agreement has elapsed and collectability is reasonably assured.
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
Management also believes that SOP 97-2 is not relevant for these same reasons. The implantable microchip and insertion kits are another deliverable and are accounted for as a separate unit of accounting because they also have value to customers on a stand-alone basis. The microchips, which are a component of the insertion kits, are sold separately from the scanners and have independent usefulness.
Services Revenue
The services for maintaining subscriber information on a database maintained by the Company are sold as a stand-alone contract and treated according to the terms of the contractual arrangements then in effect. Revenue from this service will generally be recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.
With respect to the sales of products whose functionality is dependent on services (e.g., database records maintenance), the revenue recognition policy will follow the ultimate arrangements, subject to the aforementioned revenue recognition criteria and determining whether there is VSOE.
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
Warranty expense was approximately $0.6 million, $0.6 million and $0.2 million during 2007, 2006 and 2005.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123 (revised 2004), Share Based Payment, or FAS 123R, using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for new awards granted after January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options. Prior to adoption, the Company used the intrinsic value method under Accounting Principles Board (“APB”) 25, and related interpretations and provided the disclosure-only provisions of FAS 123. Under the intrinsic value method, no stock-based compensation had been recognized in the Company’s consolidated statement of operations for options granted to the Company’s employees and directors because the exercise price of such stock options equaled or exceeded the fair market value of the underlying stock on the dates of grant.
FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.
During 2007, compensation expense of approximately $0.4 million was recorded as 0.4 million options were granted with a weighted-average fair market value of $3.13 during 2007.
In 2006, as a result of the termination of certain employees whose options were in-the-money at the time their options were accelerated, the Company incurred additional equity based compensation of approximately $0.4 million.
In December 2006, the Company issued 0.5 million shares of its restricted common stock to its chairman and chief executive officer, which will vest on December 31, 2008. The Company determined the value of the stock to be $4.5 million based on the estimated value of its common stock of $9.00 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $2.1 million and $0.2 million in 2007 and 2006, respectively, associated with the restricted stock.
In March 2007, the Company issued 0.1 million shares of its restricted common stock to two officers, which shares will vest on March 2, 2009. The Company determined the value of the stock to be $0.6 million based on the value of its common stock of $5.75 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.2 million in 2007 associated with this restricted stock.
In August 2007, the Company entered into a consulting agreement with an individual, who was the former Chief Executive Officer of Digital Angel, with respect to identifying, contacting and introducing strategic partners to the Company, identifying potential merger and/or acquisition opportunities for the Company and participating with the Company in its efforts to develop certain products related to an implantable glucose bio-sensor microchip. Under the consulting agreement, the Company issued 107 thousand common shares, which resulted in an equity based compensation charge of $0.6 million in 2007.
In October 2007, the Company issued 29 thousand shares of its common stock to various parties for services performed, which resulted in an equity based compensation charge of $0.1 million in 2007.
Stock-based compensation expense is reflected in the consolidated statement of operations in selling, general and administrative expense.
The Company’s computation of expected life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which the estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. Prior to its initial public offering, the Company’s computation of expected volatility was based on the historical volatility of Digital Angel’s common stock. Effective February 9, 2007, the Company’s computation of expected volatility is based on the historical volatility of the Company’s comparable companies’ average historical volatility.

Income Taxes
The Company accounts for income taxes under the asset and liability approach for the financial accounting and reporting for income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets when the Company determines realization is not currently judged to be more likely than not. Through 2006, the Company was part of the consolidated U.S. federal income tax group with Digital Angel. Effective February 14, 2007, upon completion of the Company’s initial public offering, Digital Angel’s ownership was reduced to 60.7% and the Company is required to file a separate federal income tax return in 2007. Income taxes are more fully discussed in Note 11.
Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of FIN 48 on the Company’s financial position is discussed in Note 11 — Income Taxes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken in a tax return and recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense.
Loss Per Common Share and Common Share Equivalent
Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the potential common shares, options and warrants, except where there is a loss attributable to the common stockholder. As of December 31, 2007 and 2006, stock options and warrants exercisable for approximately 2.0 million and 2.5 million common shares, respectively, were outstanding. In addition, 0.6 million and 0.5 million shares of restricted stock were outstanding at December 31, 2007 and 2006, respectively.
Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standard 157 — Fair Value Measurements, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 beginning in the first quarter of fiscal year 2008 and does not expect the adoption of SFAS 157 to have a material impact to its consolidated results of operations and financial position.
In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which is the Company’s first quarter of fiscal year 2008. The Company does not expect the adoption of FSP SFAS 157-1 to have a material impact to its consolidated results of operations and financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” or SAB 108, that requires public companies to utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company will adopt SFAS 159 beginning in the first quarter of fiscal year 2008 and does not expect SFAS 159 to have a material impact to its consolidated results of operations and financial condition.
In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FASB 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.
In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FASB 141R”). FASB 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB 141R also requires that an acquirer recognized the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. FASB 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.
In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position and results of operations.

Research and Development
Research and development costs are expensed as incurred and consist of development work associated with the Company’s existing and potential products. The Company’s research and development expenses relate primarily to payroll costs for engineering personnel, costs associated with various projects, including testing, developing prototypes and related expenses.
2 Inventories

	December 31,	December 31,
	2007	2006
Raw materials	$1,412	$1,489
Work in process	512	1,255
Finished goods	1,011	1,119

	2,935	3,863
Allowance for excess and obsolescence	(592)	(165)

	$2,343	$3,698

3 Equipment

	December 31,	December 31,
	2007	2006
Leasehold improvements	$130	$128
Equipment	2,251	1,639
Software	220	227

	2,601	1,994
Less accumulated depreciation	(1,649)	(1,044)

	$952	$950

Depreciation and amortization expense charged against income amounted to approximately $0.6 million, $0.6 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.
4 Acquisitions

			Goodwill and
			other	Other net
		Acquisition	intangible	assets and
Company acquired	Date Acquired	Price	assets	liabilities
VHI, formerly EXI Wireless Inc.	3/31/05	$13,283	$11,541	$1,742
Instantel Inc.	6/10/05	$24,488	$25,687	$(1,199)
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
The acquisition of EXI was accounted for under the purchase method of accounting. The excess of purchase price over the fair value of the assets and liabilities of EXI was recorded as goodwill of approximately $5.0 million. The intangible assets with a value of approximately $6.5 million are comprised of patents, trademarks, customer relationships and distribution networks. These intangibles assets are being amortized over periods ranging from 4 to 12.3 years. The trademarks have indefinite lives. The Company recorded amortization expense of approximately $0.6 million, $0.6 million and $0.5 million in 2007, 2006 and 2005, respectively, associated with these intangible assets.
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
The purchase price for Instantel was $24.5 million. The first payment of $22.0 million was paid in cash at the closing of the transaction. The second payment was required to be made on the earlier of (i) the closing of the Company’s initial public offering or (ii) September 30, 2006. Prior to September 30, 2006, in accordance with the share purchase agreement, the Company was notified by Perceptis that it would exercise its right to receive the second payment of the purchase price in the form of a cash payment of $2.5 million. In 2006, the Company paid Perceptis $2.1 million, which amount reflected a holdback of the amount due to Perceptis resulting from a pending $0.4 million indemnification claim resulting from certain tax obligations. The final payment of $0.2 was made in 2007, $0.2 million was waived as settlement of the indemnification claim. In addition, the Company incurred approximately $0.3 million in acquisition costs consisting primarily of legal and accounting related services that are direct costs of the acquisition.
Instantel, based in Ottawa, Canada, manufactures and sells healthcare security systems for the hospital and long term care markets and vibration monitoring for the commercial construction market.
The Instantel acquisition was accounted for under the purchase method of accounting. The excess of purchase price over the estimated fair value of the assets acquired and liabilities assumed of Instantel was recorded as goodwill of $11.0 million. In addition, the Company has recorded intangible assets of $14.9 million comprised of patents, trademarks, customer relationships and distribution networks. These intangibles assets are being amortized over periods ranging from 8.4 to 11.8 years. The trademarks have indefinite lives. The Company recorded amortization expense of approximately $1.2 million, $1.2 million and $0.6 million in 2007, 2006 and 2005, respectively, associated with these intangibles.
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

The total purchase prices of EXI and Instantel were allocated as follows:

	EXI	Instantel
Current assets	$3,112	$5,678
Equipment	191	493
Intangibles:
Patented and non-patented proprietary technology	3,710	1,720
Trademarks	1,131	3,790
Customer relationships	895	3,390
Distribution network	816	6,000
Goodwill	4,989	10,787
Current liabilities	(1,057)	(2,748)
Deferred tax liability	(504)	(4,622)
	$13,283	$24,488
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
5 Intangible Assets
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

Intangible assets consist of the following:

			Weighted
	December 31,	December 31,	average lives
	2007	2006	(in years)
Trademarks	$4,921	$4,921	Indefinite

Patented and non-patented proprietary technology	$5,430	$5,430	12.11
Customer relationships	4,288	4,288	8.75
Distribution networks	6,816	6,816	8.14

	$16,534	$16,534

	December 31,	December 31,
	2007	2006
Accumulated amortization
Patented and non-patented proprietary technology	$1,119	$671
Customer relationships	1,522	980
Distribution networks	2,064	1,237

	$4,704	$2,888

Net intangible assets	$16,752	$18,567

Estimated amortization expense for definite lived assets for the years ending December 31, is as follows:

2008	$1,790
2009	1,656
2010	1,614
2011	1,614
2012	1,584
Thereafter	3,571

$11,830

6 Goodwill
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
The carrying amount of Company’s goodwill by reporting unit (reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions) is as follows:

	Healthcare
	Security	Industrial	Implantable	Consolidated

Balance, December 31, 2005	$13,131	$3,851	$—	$16,982
Adjustment to purchase price allocation	(789)	(168)	—	(957)

Balance, December 31, 2006	12,342	3,683	—	16,025

Adjustment to purchase price allocation	(180)	(69)	—	(249)

Balance, December 31, 2007	$12,162	$3,614	$—	$15,776

In the fourth quarter of 2007, the Company tested its goodwill and other intangible assets at each reporting unit level in accordance with FAS 142. The fair value of the Company’s reporting units, substantially all of the operations of which were acquired during 2005, was based on valuations prepared by management. Based on these assessments, there was no impairment of goodwill and other intangible assets at December 31, 2007.

7 Accrued Expenses and Other Current Liabilities:
Accrued expenses and other current liabilities consist of the following:

	December 31,
	2007	2006

Accrued wages and payroll expenses	$1,904	$1,271
Accrued severance	138	390
Accrued purchases	964	353
Accrued professional fees	116	1,079
Warranty liability	580	487
Income taxes payable	300	220
Deferred revenue	306	466
Deferred purchase price obligation	—	442
Other accrued expenses	—	260

	$4,308	$4,968

8 Financing Agreements and Liquidity:
VHI and Xmark were parties to a credit agreement with the Royal Bank of Canada, which was terminated on February 28, 2008. The credit facility provided for borrowings up to CDN $1.5 million, or approximately U.S. $1.5 million at December 31, 2007. Approximately $1.5 million was outstanding under the credit facility as of December 31, 2007. The annual interest rate on the facility was the Royal Bank of Canada prime rate of interest plus 1% (6% as of December 31,2007). The borrowing limit was up to 85% of eligible accounts receivable and up to 25% of eligible inventory. Under the terms of the agreement, the Company had to comply with certain reporting covenants and requirements. The loan was collateralized by all of the assets of VHI. At December 31, 2007, VHI had aggregate net assets of approximately $13.1 million.
On October 6, 2006, January 19, 2007, February 8, 2007, February 13, 2007 and February 29, 2008, the Company amended its loan agreement with Digital Angel as more fully described in Note 16.
On February 29, 2008, the Company entered into a new debt financing. This financing eliminated the credit agreement with RBC, except for a remaining $0.4 million security interest. See Note 19, “Subsequent Events.”
9 Stockholder’s Equity
On February 14, 2007, the Company completed an initial public offering of its common stock. In connection with its initial public offering, the Company sold 3,100,000 shares of its common stock at a price of $6.50 per share. As a result, as of December 31, 2007, Digital Angel owned 50.8% of the Company’s common stock.
On September 20, 2007, the Company’s board of directors approved a stock repurchase program authorizing the purchase of $1.5 million of its common stock through the end of 2007. As of December 31, 2007, 181,000 shares were repurchased at a cost of approximately $0.8 million.
Stock Option Plans
In April 2002, the Company’s board of directors approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares, may be granted is approximately 2.0 million. As of December 31, 2007 approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan, and 1.4 million of the options or shares granted were outstanding as of December 31, 2007. Approximately 1.2 million options are fully vested and expire up to nine years from the vesting date and 0.2 million options vest ratably over three years. As of December 31, 2007, no SARs have been granted and 22,000 shares may still be granted under the VeriChip 2002 Plan.

On April 27, 2005, Digital Angel’s board of directors approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of December 31, 2007, approximately 0.3 million options have been granted under the VeriChip 2005 Plan. None of the options are fully vested and expire up to nine years from the vesting date and vest ratably over three years. As of December 31, 2007, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan. Under the VeriChip 2007 Plan, the number of shares for which options, SARs or performance shares may be granted is 1.0 million. As of December 31, 2007, approximately 0.2 million options and shares have been granted under the VeriChip 2007 Plan. As of December 31, 2007, no SARs have been granted and 0.8 million shares may still be granted under the VeriChip 2007 Plan.
In addition, as of December 31, 2007, options exercisable for approximately 0.4 million shares of the Company’s common stock have been granted outside of the Company’s plans, and 0.3 million of the options or shares granted were outstanding as of December 31, 2007. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.
In the year ended December 31, 2007, 0.2 million, 0.3 million, and 0.2 million options and shares have been granted under the VeriChip 2002 Plan, the VeriChip 2005 Plan, and the VeriChip 2007 Plan, respectively. In the year ended December 31, 2006, 50,000 and 2,012 options were granted under the 2002 Plan and outside of the Company’s plans, respectively.
A summary of stock options for 2007, 2006, and 2005 is as follows:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding on January 1	2,099	$2.10	2,055	$1.91	1,826	$0.54
Granted (1)	417	5.88	52	9.88	428	7.11
Exercised	(536)	0.70	—	—	—	—
Forfeited	(17)	5.75	(8)	2.61	(199)	0.51

Outstanding on December 31	1,963	3.26	2,099	2.10	2,055	1.92

Exercisable on December 31 (2)	1,530	2.42	2,049	1.91	2,055	1.92

Shares available on December 31 for options that may be Granted	865		503		545

(1)	The total compensation expense associated with the options granted in 2007 was $0.3 million. The remaining amount of the compensation expense to be recorded over the remaining vesting period of the options is approximately $0.9 million.

(2)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of the Company’s common stock was estimated to be $2.25 at December 31, 2007 based upon its closing price on the NASDAQ. As of December 31, 2007, the aggregate intrinsic value of all options outstanding was $0.6 million.

The following table summarizes information about stock options at December 31, 2007 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$0.0000 to $2.0250	1,087	2.5	$0.47	1,087	$0.47
$4.0501 to $6.0750	437	8.8	5.65	67	5.12
$6.0751 to $8.1000	328	5.9	7.09	298	7.04
$8.1001 to $10.1250	105	7.0	9.23	72	8.88
$18.2251 to $20.2500	6	6.0	20.25	6	20.25

	1,963	4.7	$3.26	1,530	$2.42

Vested and expected to vest	1,677	4.3	$2.79

The weighted average per share fair values of grants made in 2007, 2006 and 2005 for the Company’s incentive plans were $3.13, $5.97 and $9.60, respectively.
The Company granted to certain of its employees and directors options to purchase approximately 0.3 million shares of its common stock during the period January 1, 2005 to August 11, 2005 that were granted at exercise prices ranging from $6.93 to $8.55 per share and were equal to or greater than the estimated fair value of the underlying common stock on the date of each grant, as determined by the Company’s management. Options exercisable for approximately 0.2 million shares were granted with an exercise price of $6.93, which was the estimated fair value of the Company’s common stock on the date of grant, and options exercisable for approximately 0.1 million shares were granted at exercise prices greater than the estimated fair value on the dates of grant. The Company’s management determined these values principally based upon internal valuation estimates as well as arm’s-length transactions involving the fair value of the businesses it acquired. The assumptions used by management, include:
•	the Company’s projected operating performance;

•	risk of non-achievement of projected operating performance;

•	the purchase prices of the two businesses acquired during 2005, including the risk that the acquisitions may not have been completed at certain interim valuation dates; and

•	trends and comparable valuations in the broad market for privately-held and publicly-traded technology and medical device companies.
Management’s valuation methodology, including terminal and enterprise value, was based on the following factors:
•	unlevered free cash flows for the Company’s implantable microchip business were projected for five years, which was deemed to be the appropriate valuation period;

•	earnings before interest, taxes, depreciation and amortization, or EBITDA, was used to estimate terminal value;

•	management considered the relevant multiples for RFID and medical device companies in determining the appropriate terminal value multiple;

•	a discount rate was applied to the net free cash flows and terminal value. The rate was determined based on the risk free rate of the 10-year U.S. Treasury Bond plus an applicable market risk premium and the specific risk premium associated with the Company’s facts and circumstances. (The discount rate the Company utilized by was the rate of return expected from the market or the rate of return for a similar investment with similar risks);

•	the purchase prices of EXI and Instantel, adjusted for the risk that the acquisitions may not have been completed at certain interim valuation dates, were added to the value of the implantable microchip business to determine enterprise value; and

•	management computed the fully diluted value of each share of the Company’s common stock to factor in the dilutive effect of reflecting in the money stock options and warrants at each valuation date.
In addition, the Company granted options exercisable for approximately 0.1 million shares of common stock during 2005 to consultants and employees of Digital Angel. In accordance with FAS 123, the Company recorded compensation expense associated with these options based on an estimate of the fair value on each date of grant (with the fair value of the Company’s common stock for grants from January 1, 2005 to August 11, 2005 being determined by management as discussed above) and using the Black-Scholes valuation model. The Company was required to re-measure the compensation expense associated with these options on December 30, 2005, the date of acceleration of the vesting of these options. (The Company accelerated the vesting of these options as more fully discussed in Note 1.) This re-measurement was based on the estimated fair value of the Company’s common stock on December 30, 2005, which was assumed to be the then estimated IPO value, and using the Black-Scholes valuation model. This re-measurement resulted in compensation expense being recorded in 2005 based upon the fair value of these stock options on the vesting date. In addition, during 2005 and 2004, the Company granted stock options to employees of Digital Angel and other non-employees who had provided services to the Company. For these options, the Company recognized compensation expense using the same methodology as was used for the comparable 2005 grants discussed above. The Company recorded aggregate compensation expense of approximately $2.3 million and $0.3 million during the years ended December 31, 2005 and 2004, respectively, in connection with these stock options.
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
The Company prepared these estimates based upon its historical experience, the stock price volatility of comparable publicly-traded companies, including Digital Angel, and its best estimation of future conditions.
The weighted average per share fair value of grants made in 2007, 2006 and 2005 for the Company’s stock options was $3.13, $5.97 and $9.60 respectively. The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2007	2006	2005

Expected dividend yield	—	—	—
Expected stock price volatility	60%	60%	50%
Risk-free interest rate	4.51%	4.29%	3.84%
Expected term (in years)	6.0	5.0	5.5

10 Selling, general and administrative expense:

	For the Years Ended December 31,
	2007	2006	2005
Salaries and benefits (1)	$13,856	$7,631	$6,631
Depreciation and amortization	2,009	1,982	1,159
Legal and accounting	980	956	1,059
Sales and marketing	2,063	2,198	700
Travel and entertainment	1,257	1,078	743
Insurance	167	448	203
Consulting	1,795	2,802	907
Other	1,385	525	1,040

	$23,514	$17,620	$12,442

(1)	Included in salaries and benefits is $3.4 million, $0.6 million and $2.3 million of equity compensation expense for the years 2007, 2006 and 2005, respectively, associated with stock compensation (includes stock options and restricted stock). See Note 1.
11 Income taxes:
The Company’s income taxes as presented are calculated on a separate tax return basis, although until the Company’s IPO on February 9, 2007, the Company’s U.S. operations are included in the consolidated federal income tax return that Digital Angel filed. The Company’s Canadian operations are subject to Canadian taxes. The Company accounts for income taxes under the asset and liability approach. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not.
The provision for income taxes consists of:

	For the Years Ended December 31,
	2007	2006	2005
Current:
United States	$—	$—	$—
Canada	248	193	127

Current income tax provision	248	193	127

	2007	2006	2005
Deferred:
United States	$—	$—	$—
Canada	(1,304)	(160)	(71)

Current income tax benefit	(1,304)	(160)	(71)

	$(1,056)	$33	$56

Xmark files income tax returns in Canada. Upon distribution of foreign subsidiary earnings, the Company may be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to Canada.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
Deferred tax assets:
Liabilities and reserves	$386	$547
Stock-based compensation	2,662	1,557
Property and equipment	133	96
Research and development tax credit	1,632	397
Net operating loss carryforwards	9,386	6,486

Gross deferred tax assets	14,201	9,083
Valuation allowance	(12,966)	(7,930)

	1,233	1,153
Deferred tax liabilities:
Intangible assets	4,826	6,044
Other	—	4

	4,826	6,048

Net deferred tax liability	$3,593	$4,895

The deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31,
	2007	2006
Current deferred tax asset	$216	$520
Long-term deferred tax liability	3,809	5,415

	$3,593	$4,895

The deferred tax liability relates primarily to taxable temporary differences resulting from allocation of the purchase price for EXI and Instantel.
The valuation allowance for U.S. deferred tax assets increased by approximately $5.0 million and $3.5 million in 2007 and 2006, respectively, due mainly to the generation of U.S. net operating losses. The valuation allowance at December 31, 2007 and 2006 has primarily been provided for U.S. net deferred tax assets that exceeded the level of existing U.S. deferred tax liabilities.
Approximate domestic and international (loss) income before provision for income taxes consists of:

	For the Years Ended December 31,
	2007	2006	2005
Domestic	$(13,683)	$(7,993)	$(6,621)
International	717	1,301	1,415

	$(12,966)	$(6,692)	$(5,206)

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2007	2006	2005
	%	%	%
Statutory tax benefit	(34)	(34)	(34)
State income taxes, net of federal benefits	(6)	(7)	(4)
Foreign income tax rate differential	(14)	(7)	(8)
Change in deferred tax asset valuation allowance	46	48	48

	(8)	—	1

On February 14, 2007, the Company completed an initial public offering of its common stock, which reduced Digital Angel’s ownership to less than 80%. Therefore, in 2007, the Company was required to file a separate federal income tax return. At December 31, 2007, the Company had U.S. federal net operating loss carryforwards of approximately $22.9 million for income tax purposes that expire in various amounts through 2027. The net operating losses will be allocated in accordance with Treasury Regulation § 1.1502-21T(b)(2)(iv), at the point that the Company ceases to be a part of the consolidated tax return of Digital Angel.
Based upon the change of ownership rules under IRC Section 382, in December 2007 the Company experienced a change of ownership exceeding the 50% limitation threshold imposed by that section, and as a result the Company’s future utilization of its net operating loss carryforwards may be significantly limited as to the amount of use in any particular year.
The Canadian subsidiaries file separate income tax returns in Canada. Effective, January 1, 2006, two of the VHI subsidiaries were amalgamated with Instantel and Instantel was subsequently renamed Xmark Corporation. Effective, January 1, 2008, VHI and Xmark were amalgamated, with Xmark surviving. The combined tax attributes, including research and development tax credit carryforwards, will be available to offset future taxable income of the amalgamated entity.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued to clarify the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized:
•	Income tax benefits should be recognized when, based on the technical merits of a tax position, the company believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•	If a position is determined to be more likely than not of being sustained, the reporting company should recognize the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
The Company adopted FIN 48 on January 1, 2007 and there was no impact upon adoption or during December 31, 2007.
12 Loss per Share
A reconciliation of the numerator and denominator of basic and diluted loss per share attributable to common stockholders is provided as follows:

	For the Years Ended December 31,
	2007	2006	2005
Numerator:
Numerator for basic loss per share:
Net loss	$(11,910)	$(6,725)	$(5,262)
Deemed dividend	—	—	(1)

Net loss attributable to common stockholders	$(11,910)	$(6,725)	$(5,263)

Denominator:
Denominator for basic and diluted loss per share:
Weighted average shares outstanding basic and diluted	8,756	5,556	5,279

Basic and diluted loss per share	$(1.36)	$(1.21)	$(1.00)

The following stock options and warrants outstanding as of December 31, 2007, 2006, 2005 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	For the Years Ended December 31,
	2007	2006	2005

Stock options	1,963	2,099	2,055
Warrants	33	444	444
Restricted common stock	600	500	—

	2,596	3,043	2,499

13 Segmented information:
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
Implantable
The Company’s Implantable segment includes its VeriMed system using the implantable microchip, a human-implantable RFID microchip that can be used in patient identification applications and in 2005 and early 2006 was also used in security applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed system for use in medical applications in the United States.
Industrial
The Company’s Industrial segment engages in marketing, selling and developing the following products:
•	vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity; and

•	asset management systems used by industrial companies to manage and track their mobile equipment and tools.

The following is the selected segment data as of and for the years ended December 31:

	Healthcare
2007	Security	Implantable	Industrial	Corporate	Total

Product revenue	$22,644	$76	$7,321	$—	$30,041
Services revenue	549	—	1,516	—	2,065

	$23,193	$76	$8,837	$—	$32,106

Operating income (loss)	1,652	(5,619)	877	(7,596)	(11,046)
Depreciation and amortization	1,864	36	519	37	2,456
Interest and other income (expense)	(502)	—	—	280	(222)
Interest expense	25	—	—	1,673	1,698
Income (loss) before provision for income taxes	1,257	(5,619)	745	(9,349)	(12,966)
Goodwill	12,162	—	3,614	—	15,776
Segmented assets	37,252	960	9,444	2,342	49,998
Expenditures for property and equipment	374	24	220	25	643

	Healthcare
2006	Security	Implantable	Industrial	Corporate	Total

Product revenue	$20,035	$116	$5,480	$—	$25,631
Services revenue	380	—	1,293	—	1,673

	$20,415	$116	$6,773	$—	$27,304

Operating income (loss)	781	(4,273)	659	(3,047)	(5,881)
Depreciation and amortization	1,705	42	640	$41	2,428
Interest and other income	(49)	—	(8)	—	(57)
Interest expense	78	—	—	790	868
Income (loss) before provision for income taxes	751	(4,273)	667	(3,837)	(6,692)
Goodwill	12,342	—	3,683	—	16,025
Segmented assets	34,641	680	10,632	4,935	50,888
Expenditures for property and equipment	581	27	175	27	810

	Healthcare
2005	Security	Implantable	Industrial	Corporate	Total

Product revenue	$11,200	$68	$3,252	$—	$14,520
Services revenue	849	—	500	—	1,349

	$12,049	$68	$3,752	$—	$15,869

Operating income (loss)	947	(3,604)	488	(2,757)	(4,926)
Depreciation and amortization	971	28	971	$28	1,383
Interest and other income	(49)	—	(14)	—	(63)
Interest expense	—	—	—	343	343
Income (loss) before provision for income taxes	996	(3,604)	502	(3,100)	(5,206)
Goodwill	13,131	—	3,851	—	16,982
Segmented assets	36,257	741	10,238	1,202	48,438
Expenditures for property and equipment	285	40	59	40	424

Revenues are attributed to geographic areas based on the location of the physical operations producing the revenue. Xmark, the Company’s subsidiary, located in Ottawa, Ontario, which includes the Company’s Healthcare Security and Industrial segments earns the majority of the Company’s revenue from sales to customers based in the United States. Information concerning principal geographic areas for the year ended December 31 were as follows (in thousands):

	United States	Canada	Consolidated
Year ended December 31, 2007:
Net revenue	$76	$32,030	$32,106
Long-lived tangible assets	112	840	952
Deferred tax liabilities	—	$3,809	$3,809

	United States	Canada	Consolidated
Year ended December 31, 2006:
Net revenue	$116	$27,188	$27,304
Long-lived tangible assets	126	824	950
Deferred tax liabilities	—	$5,415	$5,415

	United States	Canada	Consolidated
Year ended December 31, 2005:
Net revenue	$68	$15,801	$15,869
Long-lived tangible assets	132	758	890
Deferred tax liabilities	—	$5,064	$5,064
14 Unasserted Claim—Potential Intellectual Property Conflict
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
The Company has been publicly marketing and selling the implantable microchip for human identification and security applications for approximately five years. Through December 31, 2007, there have been and are no pending or threatened intellectual property claims challenging the Company’s marketing or selling activities. The Company’s supply and development agreement with Digital Angel contains an indemnification provision. To the extent that such an infringement claim is made, the Company believes it is entitled to indemnification pursuant to the supply and development agreement with Digital Angel. In October 2007, Digital Angel and the successor to HID executed a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. Digital Angel has, in turn, sublicensed those rights to the Company
Under the circumstances, the accompanying financial statements make no provision with respect to the unasserted claim described above.
15 Commitments and Contingencies
Operating Lease Commitments
The Company has entered into an operating lease with a remaining term through 2009 in Ottawa, Ontario. Minimum lease payments due under the operating lease for the next five years and thereafter are presented in the table below. The lease provides for escalation payments for certain operating expenses.

Rentals of space, vehicles, and office equipment under operating leases amounted to approximately $0.6 million, $2.0million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Purchase Commitments
On March 4, 2002, the Company entered into a supply agreement with Digital Angel to supply the Company’s human-implantable microchip and RFID technology. Digital Angel is the Company’s sole supplier of the implantable microchips relating to the Company’s business. Digital Angel may sell the human-implantable microchips and RFID technology to third parties if the Company does not purchase certain prescribed minimum quantities or the Company defaults in any obligation under the agreement, including the payment of money, and the default is not cured within 90 days after receipt of written notice. On December 28, 2005, the agreement was amended and restated. The amended and restated agreement was further amended on May 9, 2007 and is more fully discussed in Note 16.
The approximate minimum payments required under operating leases, purchase commitments and employment contracts that have initial or remaining terms in excess of one year at December 31, 2007, are as follows (in thousands):

	Operating lease	Purchase	Employment
Year	Commitments	Commitments	Contracts
2008	$514	$2,542	$462
2009	212	3,333	508
2010	—	4,623	508
2011	—	4,664	508
2012	—	3,750	—
Thereafter	—	34,119	—

	$726	$53,031	$2,406

Employment Contract
Effective December 5, 2006, the Company and Mr. Silverman entered into the VeriChip Corporation Employment and Non-Compete Agreement, or the VeriChip Employment Agreement. The VeriChip Employment Agreement terminates five years from the effective date. The VeriChip Employment agreement provides for an annual base salary of $420,000 with minimum annual increases for the first two years of 10% of the base salary and a discretionary annual increase thereafter. Mr. Silverman is also entitled to a discretionary annual bonus and other fringe benefits. In addition, it provides for the grant of 500,000 shares of restricted stock of the Company. The Company is required to register the shares as soon as practicable. The stock is restricted and is accordingly subject to substantial risk of forfeiture in the event that Mr. Silverman terminates his employment or the Company terminates his employment for cause on or before December 31, 2008. If Mr. Silverman’s employment is terminated prior to the expiration of the term of the VeriChip Employment Agreement, certain significant payments become due to Mr. Silverman. The amount of such significant payments depends on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, or the number of years that were completed commencing on the effective date of the agreement and ending on the date of the change of control if less than three calendar years. Any outstanding stock options held by Mr. Silverman as of the date of his termination or a change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the VeriChip Employment Agreement must be paid in cash, except for a termination due to Mr. Silverman’s total disability, death, a constructive termination, or termination without cause, which may be paid in shares of the Company’s common stock, subject to necessary approvals, or in cash at Mr. Silverman’s option.
Legal proceedings
The Company is engaged in certain legal actions in the ordinary course of business and we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position. The Company has accrued an estimate of the probable costs for the resolution of these claims, and as of December 31, 2007, the Company has recorded a nominal reserve with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

Metro Risk
On January 10, 2005, the Company commenced an action in the Circuit Court for Palm Beach County, Florida, against Metro Risk Management Group, LLC, or Metro Risk. In this suit, the Company has claimed that Metro Risk breached the parties’ three international distribution agreements by failing to meet required minimum purchase obligations. On July 1, 2005, Metro Risk asserted a counterclaim against the Company for breach of contract and fraud in the inducement. Specifically, in its claim for breach of contract, Metro Risk alleged that the Company breached the exclusivity provision of the parties’ distribution agreements by later signing a different distribution agreement with a large distributor of medical supplies. Metro Risk asserted that the distribution agreement with this other distributor included areas in Europe. Moreover, regarding its claim for fraud in the inducement, Metro Risk alleged that the Company fraudulently induced Metro Risk into signing the distribution agreements by promising millions of dollars in profits. By virtue of its counterclaim, Metro Risk seeks reliance damages in the amount of $155,000, which represents the amount of money allegedly advanced by Metro Risk for the project, lost profits, and attorneys’ fees. The parties have taken very little discovery at the present time. Metro Risk has propounded no discovery on the Company, and the Company has propounded a request for production and a request for admissions on Metro Risk. The parties have not taken any depositions yet. Given the early stage of the matter and because discovery has recently begun, counsel is currently unable to assess the ultimate outcome.
The Company has received demand letters from attorneys for several former employees and/or consultants, asserting claims related to stock options to acquire approximately 540 thousand shares of the Company’s common stock that management believes such employees and/or consultants had forfeited when they ceased their employment or relationship with the Company. The Company believes that all of these potential claims are without merit and intends to vigorously defend them in the event the claims are asserted or litigated.
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
16 Related Party Transactions
During the year ended December 31, 2005, Digital Angel provided certain general and administrative services to the Company including, accounting, finance, payroll and legal services, telephone, rent and other miscellaneous items. The costs of these services, which are included in the Company’s statement of operations in selling, general and administrative expense, was determined based on the Company’s use of such services. In determining the estimated use by the Company, Digital Angel determined the actual cost incurred for each of the services provided and determined the allocation of each of such costs that were attributable to the Company’s operations.
The services provided and the basis of allocation were as follows:
•	Accounting, finance and payroll services — these costs were allocated based upon a percentage of the total labor dollars incurred by Digital Angel’s accounting, finance and payroll staff in performing such functions for the Company;

•	Legal services — the costs were allocated based upon a percentage of Digital Angel’s general counsel’s salary and benefits based upon the estimated time spent by its general counsel on the Company’s legal issues;

•	Accounting fees — these costs were allocated based upon a percentage of the total fees charged by third party accountants and considering the amount of such accounting fees that the Company would have incurred if it was a stand-along entity until December 27, 2005. Subsequent to December 27, 2005, the Company paid actual costs incurred;

•	Rent — the cost was determined based upon the amount of office space square footage used by the Company’s employees; and

•	Telephone, office supplies and other costs — these costs were allocated based upon a percentage of the services or supplies that were deemed to be incurred by the Company.
Transition Services Agreement
On December 27, 2005, the Company entered into a transition services agreement with Digital Angel under which Digital Angel agreed to provide the Company with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to this offering. As compensation for these services, the Company agreed to pay Digital Angel (i) approximately $62,000 per month for fixed costs allocable to these services, (ii) Digital Angel’s reasonable out-of-pocket direct expenses incurred in connection with providing these services that are not included in the agreement as a monthly fixed cost, (iii) Digital Angel’s expenses incurred in connection with services provided to the Company in connection with the initial public offering of the Company’s common stock, and (iv) any charges by third party service providers that may or may not be incurred as part of the offering and that are attributable to transition services provided to or for the Company.

On December 21, 2006, the Company and Digital Angel entered into an amended and restated transition services agreement, which became effective on February 14, 2007, the date of completion of the Company’s initial public offering of the Company’s common stock. Prior to that time, the initial transition services agreement remained in effect. The term of the amended and restated agreement will continue until such time as the Company requests Digital Angel to cease performing transition services, provided that Digital Angel is not obligated to continue to provide the transition services for more than twenty-four months following the effective date. Except for any request by the Company that Digital Angel cease to perform transition services, subject to certain notice provisions, the agreement may not be terminated by either party except in the event of a material default in Digital Angel’s delivery of the transition services or in the Company’s payment for those services. The services provided by Digital Angel under the amended and restated transition services agreement are the same as those provided under the initial agreement. The estimated monthly charge for the fixed costs allocable to these services was increased, in early 2007, to approximately $72,000 per month, primarily as the result of an increased allocation for office space. In April 2007 the monthly charge was reduced to $40,000, primarily as the result of reductions in shared personnel costs. Effective January, 1, 2008, the monthly cost was further reduced to $10,000 per month.
The terms of the transition services agreement and the amendment and restatement of the agreement were negotiated between certain of the Company’s executive officers and certain executive officers of Digital Angel. The Company’s and Digital Angel’s executive officers were independent of one another and the terms of the agreement were based upon historical amounts incurred by Digital Angel for payment of such services to third parties. Accordingly, the Company believes that it negotiated the best terms and conditions under the circumstances, however, these costs are not necessarily indicative of the costs which would be incurred by the Company as an independent stand alone entity.
Management believes that the fees charged for these services are reasonable and consistent with what the expenses would have been on a stand-alone basis. The costs of these services to the Company were $0.5 million, $0.8 million and $0.5 million in 2007, 2006, and 2005, respectively.
Loan Agreement with Digital Angel
Digital Angel funded and financed the Company’s operations from the Company’s inception to its IPO, which resulted in an amount due to Digital Angel totaling $13.6 million (which included $0.8 million of accrued interest) and $8.9 at December 31, 2006 and 2005, respectively. On December 27, 2005, the Company and Digital Angel converted the amounts due to Digital Angel, including interest accrued, into a revolving line of credit under the terms of a loan agreement, security agreement and a revolving line of credit note.
On October 6, 2006, the Company entered into an amendment to the loan agreement which changed the interest rate to a fixed rate of 12% per annum. Previously, our indebtedness to Digital Angel bore interest at the prevailing prime rate of interest as published from time to time by The Wall Street Journal. That amendment further provided that the loan matured in July 2008, but could be extended at the option of Digital Angel through December 27, 2010.
On January 19, 2007, February 8, 2007 and February 13, 2007 and February 29, 2008, we entered into further amendments to the loan documents which increased the maximum principal amount of indebtedness that we may incur to $14.5 million. Upon the consummation of our initial public offering in February 2007, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of our initial public offering, we were indebted to Digital Angel in the amount of $15.2 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, we used $3.5 million of the net proceeds of our initial public offering to repay a portion of our indebtedness to Digital Angel upon consummation of our initial public offering. We are not obligated to repay an additional amount of our indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest that accrues on the loan as of the last day of each month, commencing with February 2007, is added to the principal amount. Commencing January 1, 2008 through January 1, 2010, we are obligated to repay 300,000 on the first day of each month. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010. At December 31, 2007, the current amount due to Digital Angel was the contractual principal amount due less the $0.5 million prepaid in December as discussed below.

On February 29, 2008, we completed an $8.0 million debt financing and with a portion of these proceeds, prepaid $5.3 million of our Digital Angel indebtedness and therefore the Company is not obligated to make debt service payments on the loan until September 1, 2009. (See Note 19 “Subsequent Events”)
The loan with Digital Angel is subordinated to the obligations of the Company under its credit agreement with Valens Offshore SPV II, Corp. (see Note 19 “Subsequent Events”) and is collateralized by security interests in all property and assets of the Company, except as otherwise encumbered by the rights of Valens Offshore SPV II, Corp.
In December 2007, we entered into a letter agreement, which was subsequently amended February 29, 2008, with Digital Angel pursuant to which we prepaid $0.5 million of principal and in exchange received an option, through October 2008, to prepay in full the entire outstanding principal amount of the Digital Angel indebtedness for $10.0 million, less the $0.5 million paid and less any additional principal payments made subsequent to October 1, 2007, plus any accrued and unpaid interest. At December 31, 2007 the amount of outstanding principal under the loan with Digital Angel was $12.9 million dollars. If the Company prepaid the $10.0 million (inclusive of the $0.5 million paid in December 2007) prior to October 30, 2008, the Company will extinguish their total obligation of $12.9 million due to Digital Angel. In February 2008, the Company prepaid an additional $5.3 million to Digital Angel. If the Company pays Digital Angel an additional $4.2 million prior to October 30, 2008, plus accrued interest, the Company will extinguish its entire obligation to Digital Angel. See Note 19 “Subsequent Events” for more information.
Interest expense incurred under the loan for the year ended December 31, 2007, 2006, and 2005 was $1.5 million, $0.9 and $0.3 million, respectively. The previously floating rate of interest negotiated between the parties was based upon the rate that Digital Angel has historically charged to its wholly-owned subsidiaries. On October 6, 2006, the interest rate was modified as discussed above. The modified interest rate was negotiated between the parties and represents the current rate that Digital Angel is incurring on debt owed to its lender. Depending upon the Company’s future operating performance, this interest rate may not be comparable to the terms that the Company could obtain from independent third parties.
Funding of Instantel Acquisition
Digital Angel agreed to fund the cost of the Instantel acquisition in order for the Company to effect the acquisition. Given that the Company did not provide Digital Angel with any specific consideration for the transaction, the Company does not believe that the terms are comparable to terms that could be obtained in transaction with independent third parties.
Supply Agreement
The Company executed a supply and development agreement dated March 4, 2002 with Digital Angel covering the manufacture and supply of its implantable microchip.
On December 27, 2005, the Company entered into an amended and restated supply and development agreement with Digital Angel, which was further amended on May 9, 2007. Under this agreement, Digital Angel is the Company’s sole supplier of human-implantable microchips.
The Company’s purchases of product under the supply and development agreement were approximately nil, $0.4 million, $0.7 million for years ended December 31, 2007, 2006 and 2005 respectively. The supply and development agreement with Digital Angel continues until March 2014, and, as long as the Company continues to meet minimum purchase requirements (the minimum purchase requirements were nil in 2006 and 2007 and are approximately $0.9 million in 2008), the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if the Company does not take delivery and pay for a minimum number of microchips as specified in the agreement. Further, the agreement provides that Digital Angel shall, at the Company’s option, furnish and operate a computer database to provide data collection, storage and related services for the Company’s customers for a fee as provided. The Company does not currently utilize this service, nor does it intend to. A termination of the Company’s supply and development agreement or the ability of Digital Angel to supply third parties due to failure by the Company to meet its minimum purchase requirements or for any other reason would have a material adverse effect on the Company’s business prospects.
The terms of the predecessor supply and development agreement and the amended and restated supply and development agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.

Digital Angel relies solely on a production agreement with a subsidiary of Raytheon Company for the manufacture of the human-implantable microchip products. The subsidiary utilizes Digital Angel’s equipment in the production of the microchips. On April 28, 2006, Digital Angel entered into a new production agreement with the subsidiary related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by the Company. This new agreement expires on June 30, 2010. (See Notes 1 and 14.)
Legal Services
During 2006, the Company incurred legal fees relating to its initial public offering of $0.8 million to the Company’s legal counsel, Akin Gump Strauss Hauer & Feld LLP, or Akin Gump. Tommy G. Thompson, a partner with Akin Gump, was a member of the Company’s board of directors from July 2005 to March 8, 2007, and, as a result of his directorship services, as of December 31, 2007, holds fully vested options to purchase 55,556 shares of the Company’s common stock.
Pledge Agreement
On August 24, 2006, Digital Angel pledged 65% of its ownership in the Company’s common stock to its lender under the terms of a note and pledge agreement. The note is due in August 2009. This note replaced a previous note issued by Digital Angel which was due in June 2007. On August 31, 2007, Digital Angel pledged 80% of its ownership in the Company’s common stock to its lender under the terms of a note and pledge agreement. The note is due in August 2009.
17 Supplementary Cash Flow Information

	For the Years Ended December 31,
	2007	2006	2005
Income taxes paid	$280	$437	$143
Interest paid	25	46	2

	$305	$483	$145

In 2007, 2006 and 2005, the Company had the following non-cash investing and financing activities:

	Year Ended December 31,
	2007	2006	2005

Non-cash financing activities:
Offering costs	—	1,015	714
Issuance of common shares to Digital Angel for the contribution of VeriChip Holdings Inc. to VeriChip Corporation	—	—	12,719
Contribution of Instantel Inc. to VeriChip Inc. by Digital Angel	—	—	21,043
Deferred purchase obligation	—	(500)	3,000
Warrant exercise	4	—	—
Issuance of warrants	—	—	1
18 Exit and Disposal Activity
In November 2006, the Company made the decision to consolidate its healthcare security operations into an existing facility located in Ottawa, Ontario to eliminate duplicative functions and to improve operating efficiencies. The consolidation entailed the closing of operations in Vancouver, British Columbia. The Company substantially completed the consolidation by March 31, 2007. As a result of the consolidation, the Company has recorded charges of $0.3 and $0.9 million, in 2007 and 2006, respectively, primarily resulting from payroll related charges. Such charges are reflected in the consolidated statement of operations in selling, general and administrative expense and in research and development expenses.
19 Subsequent Events
$8.0 Million Debt Financing
On February 29, 2008, the Company closed an $8.0 million debt financing (the “Agreement”) with Valens Offshore SPV II, Corp. (the “Lender”). Under the terms of the Agreement, the Lender extended financing to the Company in the form of an $8.0 million secured term note (the “Note”). The Note accrues interest at a rate of 12% per annum, and has a maturity date of March 31, 2009. The terms of the Note allow for optional redemption by paying 100% of the principal amount plus $120,000, if such amounts are paid prior to the six month anniversary of February 29, 2008, or $240,000, if such amounts are paid on or after the six month anniversary of February 29, 2008. Pursuant to the Agreement, the Company issued to the Lender 120,000 shares of its common stock. The cost of this issuance was $0.3 million, which will be amortized over the period of the Note.

The Note also contains certain customary representations and warranties events of default, including, among other things, failure to pay, violation of covenants, and certain other expressly enumerated events. To secure the Company’s obligations under the Agreement, the Company granted the Lender a security interest in substantially all of the Company’s assets, including all of the issued and outstanding capital stock in Xmark. The Company previously granted a security interest in all of its assets, including the outstanding capital stock in Xmark, to Digital Angel. The Lender entered into a Subordination Agreement with Digital Angel, dated February 29, 2008, under which obligations of the Company to Digital Angel are subordinated in right of payment and priority to the payment in full due to the Lender by the Company.
Letter Agreement with Digital Angel
The Company used part of the proceeds of the financing with the Lender to prepay $5.3 million of debt owed to Digital Angel. In connection with the financing, the Company entered into a letter agreement with Digital Angel, dated February 29, 2008, under which the Company agreed, among other things, to prepay the $5.3 million to Digital Angel, and to amend that certain letter agreement between the Company and Digital Angel dated as of December 20, 2007 (the “December 2007 Letter Agreement”), to provide that the Company will have until October 30, 2008 to prepay in full the entire outstanding principal amount to Digital Angel by paying to Digital Angel $10 million, less the $500,000 paid pursuant to the December 2007 Letter Agreement, less the $5.3 million paid in connection with this financing, less other principal payments made to reduce the outstanding principal amount between the date of the December 2007 Letter Agreement and the date of such prepayment, plus any accrued and unpaid interest between October 1, 2007 and the date of such prepayment. As a result of the $5.3 million payment, the Company will not be required to make any further debt service payments to Digital Angel until September 1, 2009.
20 Summarized Quarterly Data (unaudited)

	First	Second	Third	Fourth	Full
2007	Quarter	Quarter	Quarter	Quarter	Year

Total revenue	$7,373	$8,190	$7,916	$8,627	$32,106
Gross profit	3,863	4,230	4,536	4,517	17,146
Net loss	(3,313)	(2,579)	(3,223)	(2,795)	(11,910)
Basic and diluted net loss per share (1)	$(0.47)	$(0.29)	$(0.35)	$(0.29)	$(1.36)

	First	Second	Third	Fourth	Full
2006	Quarter	Quarter	Quarter	Quarter	Year

Total revenue	$6,550	$6,976	$6,818	$6,960	$27,304
Gross profit	3,981	4,101	3,768	3,675	15,525
Net loss attributable to common stockholder	(1,021)	(1,169)	(1,261)	(3,274)	(6,725)
Basic and diluted net loss per share attributable to common stockholder (1)	$(0.18)	$(0.21)	$(0.23)	$(0.59)	$(1.21)

(1)	Loss per share is computed independently for each of the quarters presented.

FINANCIAL STATEMENT SCHEDULE
Valuation and Qualifying Accounts (in thousands)

		Additions
	Balance at	charged to		Balance at
	beginning	cost and		end of
Description	of period	expenses	Deductions	period
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2007 Allowance for doubtful accounts	$146	$—	2	$144
2006 Allowance for doubtful accounts	12	134	—	146
2005 Allowance for doubtful accounts	—	22	10	12

Inventory:
2007 Allowance for excess and obsolescence	$165	$427	$—	$592
2006 Allowance for excess and obsolescence	96	69	—	165
2005 Allowance for excess and obsolescence	79	17	—	96

Deferred taxes:
2007 Valuation reserve	$7,930	$5,036	$—	$12,966
2006 Valuation reserve	4,385	3,545	—	7,930
2005 Valuation reserve	1,899	2,486	—	4,385

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
KPMG LLP (signed)
Chartered Accountants

Vancouver, Canada
November 9, 2005

EXI WIRELESS INC.
Consolidated Balance Sheets
(Expressed in United States dollars)
(Prepared in accordance with United States GAAP)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash	$553,783	$1,126,642
Accounts receivable, net of allowance for doubtful accounts of $25,009 (2004 - $22,514)	1,981,918	1,709,173
Inventory (note 3)	413,420	409,731
Prepaid expenses	31,114	60,411

	2,980,235	3,305,957

Goodwill (note 4)	1,440,697	1,449,806
Property, plant and equipment (note 5)	190,865	189,455
Other intangible assets (note 6)	188,799	217,402
Deferred income taxes (note 7)	174,202	175,304

	$4,974,798	$5,337,924

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$618,926	$714,666
Accrued liabilities	184,842	393,551
Deferred revenue	200,490	204,301

	1,004,258	1,312,518

Stockholders’ equity:
Preferred stock:
Authorized unlimited shares with no par value; nil outstanding in 2005 and 2004
Common stock:
Authorized unlimited shares with no par value; 10,265,178 (2004 - 10,080,360) issued and outstanding
Share capital (note 8)	4,554,076	4,396,803
Additional paid in capital	124,363	124,363
Accumulated other comprehensive income — cumulative translation adjustment	821,384	847,098
Accumulated deficit	(1,529,283)	(1,342,858)

	3,970,540	4,025,406

	$4,974,798	$5,337,924

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

EXI WIRELESS INC.
Consolidated Statements of Stockholders’ Equity
(Expressed in United States dollars)
(Prepared in accordance with United States GAAP)
Three month period ended March 31, 2005 and 2004

				Accumulated
				other	Additional	Total
	Common stock		Accumulated	comprehensive	paid	stockholders’
	Number	Amount	deficit	income (loss)	in capital	equity
Balance, December 31, 2003	10,080,360	$4,396,803	$(1,013,873)	$567,819	$119,571	$4,070,320
Net earnings (unaudited)	—	—	99,312	—	—	99,312
Foreign currency translation (unaudited)	—	—	—	(55,667)	—	(55,667)

Comprehensive income (unaudited)						43,645

Balance, March 31, 2004 (unaudited)	10,080,360	$4,396,803	$(914,561)	$512,152	$119,571	$4,113,965

Balance, December 31, 2004	10,080,360	$4,396,803	$(1,342,858)	$847,098	$124,363	$4,025,406
Net loss	—	—	(186,425)	—	—	(186,425)
Foreign currency translation	—	—	—	(25,714)	—	(25,714)

Comprehensive loss						(212,139)
Stock option exercised	120,169	85,760	—	—	—	85,760
Common shares issued in lieu of signing bonus and consulting fees	64,649	71,513	—	—	—	71,513

Balance, March 31, 2005	10,265,178	$4,554,076	$(1,529,283)	$821,384	$124,363	$3,970,540

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

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2005	2004
		(unaudited)
Balance, January 1	$66,739	$66,546
Accruals for warranties issued	16,140	49,834
Settlements made (in cash or kind)	(16,611)	(54,623)

Balance, March 31	$66,268	$61,757

(j) Pension plan:
The Company has a defined contribution plan for its employees. The Company accrues its obligations under pension plans as the employees render the services necessary to earn the pension benefits. During the three months ended March 31, 2005, the Company expensed $10,758 (Three months ended March 31, 2004 — $8,042) for the defined contribution plan.
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

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2005	2004
		(unaudited)
Reported net income (loss)	$(186,425)	$99,312
Stock-based employee compensation expense determined under the fair value based method	(20,578)	(15,504)

Pro forma net income (loss)	$(207,003)	$83,808

Earnings (loss) per share — basic and diluted:
As reported	$(0.02)	$0.01
Pro forma	$(0.02)	$0.01

The fair value of each option is estimated as at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield 0%, expected volatility 110%, risk-free interest rate 4.46% and expected average option term of five years. The weighted-average fair value of the value of the options granted to employees during the three month period ended March 31, 2005 was nil per option (Three months ended March 31, 2004 — $0.60).
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
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 entitled “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (“FAS No. 151”). This statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. FAS No. 151 requires that these items be recognized as current period charges. The Company has adopted FAS No. 151, which had no effect on the consolidated financial statements.
3. Inventory:

	March 31,	December 31,
	2005	2004
Finished goods	$462,049	$454,149
Reserve for obsolete inventory	(48,629)	(44,418)

	$413,420	$409,731

4. Goodwill:

	March 31,	December 31,
	2005	2004
Cost	$2,195,941	$2,209,825
Accumulated amortization	755,244	760,019

Net book value	$1,440,697	$1,449,806

The change in goodwill and its components is solely due to foreign exchange fluctuations.

5. Property, plant and equipment:

		Accumulated	Net book
March 31, 2005	Cost	depreciation	value
Furniture, fixtures and equipment	$464,886	$390,774	$74,112
Computer equipment	440,669	357,332	83,337
Computer software	276,009	253,749	22,260
Leasehold improvements	103,181	92,025	11,156

	$1,284,745	$1,093,880	$190,865

		Accumulated	Net book
December 31, 2004	Cost	depreciation	value
Furniture, fixtures and equipment	$466,106	$381,817	$84,289
Computer equipment	415,936	346,196	69,740
Computer software	272,945	250,354	22,591
Leasehold improvements	103,834	90,999	12,835

	$1,258,821	$1,069,366	$189,455

6. Other intangible assets:

	March 31,	December 31,
	2005	2004
Acquired technology and other intangible assets	$695,322	$699,719
Accumulated amortization	506,523	482,317

Net book value	$188,799	$217,402

Intangible amortization expense for the three month period ended March 31, 2005 was $30,707 (Three months ended March 31, 2004 — $28,326).
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
The provision for income tax differs from the amount obtained by applying the combined federal and provincial income tax rates to the earnings before income taxes and discontinued operations. The difference relates to the following items:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2005	2004
		(unaudited)
Combined Canadian federal and provincial income taxes at expected rates of 35.6% (March 31, 2004 - 35.6%)	$(66,367)	$35,355
Non-deductible permanent and other differences	14,579	1,217
Investment tax credits	(90,600)	—
Change in valuation allowance	142,388	(36,572)

Tax expense	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2005 and December 31, 2004 are presented below:

	Three month
	period ended	Year ended
	March 31,	December 31,
	2005	2004
Deferred tax assets:
Non-capital losses	$261,261	$185,540
Scientific research and experimental development expenditures	236,067	170,170
Warranty and inventory valuation reserves	40,755	39,580
Property, plant and equipment	29,679	26,204

Total gross deferred tax assets	567,762	421,494
Valuation allowance	(350,770)	(208,382)

Deferred tax assets	216,992	213,112

Deferred tax liabilities:
Intangible assets	(42,790)	(37,808)

Net deferred tax asset	$174,202	$175,304

The net deferred tax assets related to discontinued operations, which are not included above, as at March 31, 2005 are $59,953 (December 31, 2004 — $60,334). The Company believes that realization of certain of their net deferred tax asset is more likely than not. In assessing the realization of their deferred tax assets, the Company considered whether it is more likely than not that some portion of all of their deferred tax assets will not be realized. The ultimate realization of their deferred tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.
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
For each of the periods presented, the following stock options to employees, directors and officers were outstanding:

	March 31, 2005		December 31, 2004
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price
Outstanding, beginning of year	893,000	$0.84	1,263,500	$0.81
Granted	—	—	258,000	0.71
Exercised	(120,000)	0.99	—	—
Cancelled	(15,500)	0.65	(628,500)	0.83

Outstanding, end of year	757,500	$0.85	893,000	$0.84

At March 31, 2005, 617,000 (December 31, 2004 — 617,000) of the stock options outstanding are held by officers and directors of the Company with the remainder held by consultants and key employees of the Company. The average vesting period for all options is three years.

Details of options outstanding at March 31, 2005 are as follows:

		Weighted
	Number of	average	Number of
	options	remaining	options
Exercise prices	outstanding	contractual life	exercisable
$0.00 – 0.41	231,502	2.92	144,336
$0.41 – 0.82	150,166	3.96	47,506
$0.82 – 1.24	232,332	3.36	129,171
$1.24 – 1.66	71,000	0.80	71,000
$1.66 – 2.07	13,000	0.37	13,000
$2.07 – 2.50	59,500	0.01	59,500

	757,500	2.58	464,513

(b) Warrants:

	March 31,	December 31,
	2005	2004
Warrants issued and outstanding	40,000	40,000

The exercise price of the warrants is $2.08 per common share. The warrants expire on October 31, 2005.
(c) The Company has a Share Compensation Arrangement (the “Arrangement”) for non-management directors. The total compensation for the three month period ended March 31, 2005 is $5,501 (Three months ended March 31, 2004 — $1,317) which could be settled in cash or shares of the Company at the option of the Company. If settled in shares, under the Arrangement, the deemed price per share will be based upon the average closing price of the Company’s shares for fifteen days prior to issuance. The Company has accrued this compensation in accrued liabilities as at March 31, 2005.
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

	March 31,	March 31,
	2005	2004
Weighted average shares used in computation of basic earnings (loss) per share	10,265,178	10,080,360
Weighted average shares from assumed conversion of dilutive options	—	36,828

Computation of diluted earnings (loss) per share	10,265,178	10,117,188

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
The segment assets noted above are net of the assets of discontinued operations of nil (March 31, 2004 — $34,131).
(b) Geographic segments:
All of the Company’s assets and operations are located in Canada. The following table summarizes the Company’s sales from continuing operations by geographic area:

	March 31,	March 31,
	2005	2004
		(unaudited)
Canada	$246,169	$201,108
United States	1,730,377	1,292,232
Other	9,388	40,185

	$1,985,934	$1,533,525

(c) Major customers:
Sales during the three month period ended March 31, 2005 to major customers included sales to one customer of $563,805 (Three months ended March 31, 2004 — nil) and to another customer of $462,929 (Three months ended March 31, 2004 — $488,072).
11. Commitments:
Future minimum annual rental payments for operating leases are payable over the next four years are approximately as follows:

2005	$57,088
2006	163,255
2007	145,633
2008	155,240
2009	66,348
12. Related party transactions:
During the three month period ended March 31, 2005, the Company paid legal fees of nil (Three months ended March 31, 2004 — $9,940) to the Company’s legal counsel, of which one of the partners is a Director of the Company. This transaction is in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed by the related parties.
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
Included in general and administrative expenses for the three month period ended March 31, 2005 is $532,176 (2004-nil) for acquisition costs.
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
MEYERS NORRIS PENNY LLP

Chartered Accountants
Calgary, Alberta
November 17, 2005

INSTANTEL INC.
Balance Sheets at

	June 9,	December 31,
	2005	2004
		(restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,669	$46,481
Accounts receivable	2,307,540	2,273,482
Inventories	1,710,891	1,529,993
Current portion of deferred income taxes	126,936	—
Other current assets	286,178	406,532

TOTAL CURRENT ASSETS	4,435,215	4,256,488

CAPITAL ASSETS	492,649	474,145
INTANGIBLE ASSETS	4,759,500	6,270,000
GOODWILL	592,547	592,547

	10,279,910	11,593,180

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
CURRENT LIABILITIES
Bank indebtedness	714,263	586,697
Accounts payable	81,496	515,299
Accrued liabilities	714,814	357,495
Deferred revenue	149,000	60,000
Taxes payable	122,464	328,711
Salary and benefits payable	1,682,253	935,965
Current portion of long term debt	5,500,000	—

TOTAL CURRENT LIABILITIES	8,964,290	2,784,167

DEFERRED TAXES	1,537,900	2,674,706
LONG TERM DEBT	—	5,500,000

TOTAL LIABILITIES	10,502,190	10,958,873

COMMITMENTS & CONTINGENCIES

SHAREHOLDER’S (DEFICIT) EQUITY
Preferred stock : Authorized unlimited shares in 2005 and 2004, of $0 par value; 0 shares issued and outstanding in 2005 and 2004	—	—
Common stock : Authorized unlimited shares in 2005 and 2004, of $0 par value; 6,251,601 shares issued and outstanding in 2005 and 2004	4,000,001	4,000,001
Deficit	(4,222,281)	(3,365,694)

TOTAL SHAREHOLDER’S (DEFICIT) EQUITY	(222,280)	634,307

	$10,279,910	$11,593,180

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

INSTANTEL INC.
Statements of Shareholder’s Equity (Deficit)
For the Period Ended June 9, 2005 and the Year Ended December 31, 2004

			Retained		Total
	Common stock		Earnings	Accumulated other	Shareholders
	Shares	Amount	(Deficit)	comprehensive loss	Equity
Balance — December 31, 2003	6,251,601	$4,000,001	$(2,611,195)	$(6,698)	$1,382,108

Net loss for the year	—	—	(754,499)	—	(754,499)
Change in value of interest rate swap	—	—	—	126,530	126,530
Change in fair value of financial instruments	—	—	—	(119,832)	(119,832)

Balance — December 31, 2004	6,251,601	4,000,001	(3,365,694)	—	634,307

Net loss for the period	—	—	(856,587)	—	(856,587)

Balance — June 9, 2005	6,251,601	$4,000,001	$(4,222,281)	$—	$(222,280)

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
Monetary assets and liabilities denominated in currencies other than US dollars are translated at exchange rates in effect at the balance sheet date. Revenue and expense items are translated at average rates of exchange for the period. Transaction gains or losses are included in the determination of net earnings for the period. The Company recorded a gain of $36,866 in the current period and (2004 — $nil).
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
3. INVENTORIES

	June 9, 2005	December 31, 2004
Materials	$710,320	$809,701
Work in process	539,501	349,162
Finished goods.	461,070	371,130

	$1,710,891	$1,529,993

Inventories include an allowance for obsolete inventory of $395,000 (2004 — $190,000).
4. CAPITAL ASSETS

	June 9, 2005
		Accumulated	Net Book
	Cost	Amortization	Value
Application software	$24,952	$22,522	$2,430
Equipment	860,531	400,961	459,570
Leasehold improvements	40,406	9,757	30,649

	$925,889	$433,240	$492,649

	December 31, 2004
		Accumulated	Net Book
	Cost	Amortization	Value
Application software	$33,393	$23,626	$9,767
Equipment	878,877	414,499	464,378
Leasehold improvements	57,319	57,319	—

	$969,589	$495,444	$474,145

5. INTANGIBLE ASSETS
Intangible assets consist of:

	June 9, 2005	December 31, 2004
Trademarks	$4,600,000	$4,600,000
Customer relationships	6,200,000	6,200,000
Technology	6,300,000	6,300,000

	17,100,000	17,100,000

Less accumulated amortization	(12,340,500)	(10,830,000)

	$4,759,500	$6,270,000

During the period ended June 9, 2005, amortization of intangible assets in the amount of $1,510,500 (2004 — $3,420,000), was charged to earnings.
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

7. INCOME TAXES

	June 9, 2005	December 31, 2004
Income taxes payable from prior period	$(328,711)	$(5,947)

Provision for current income taxes, net of tax Credits	(302,484)	(909,893)
Provision for investment tax credits	246,151	392,545
Current year investment tax credits — capital	13,268	33,732

	(43,015)	(483,616)
Capital taxes	(22,000)	(15,302)
Installments	192,000	240,000
Payments and refunds	87,828	(66,241)
Adjustments	(8,566)	2,395

	(206,247)	(322,764)

Income taxes payable	$(122,464)	$(328,711)

The tax effect of components of the deferred tax liabilities are as follows:

	June 9, 2005	December 31, 2004
Deferred tax liabilities
Intangible assets	$1,623,941	$2,389,706
Long term debt	—	285,000
Other	(86,041)	—

	1,537,900	2,674,706
Deferred tax assets — current portion	126,936	—

	$1,410,964	2,674,706

8. LONG-TERM DEBT

	June 9, 2005	December 31, 2004
Senior subordinated note, bearing interest at 14% per annum repayable in twelve equal quarterly principal installments of $458,333 beginning December 31, 2006. Interest is payable quarterly	$5,500,000	$5,500,000

Less: current portion of long term debt	(5,500,000)	—

	$—	$5,500,000

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
12. RELATED PARTY TRANSACTIONS
The parent company provided a guarantee, for all payments when due, to the holder of the Senior Subordinated Promissory Note in the amount of $5,500,000. During the period ended June 9, 2005, the Company paid the parent company $55,632 (2004 — $52,050) for management services and $35,604 (2004 — $33,334) for expenses incurred on the Company’s behalf.
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

Exhibit Index

Exhibit
Number	Description

2.1	Acquisition Agreement dated as of January 25, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Inc. (1)

2.2	Amendment to Acquisition Agreement dated as of March 11, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Systems Inc. (1)

2.3	Exchange Agreement dated as of June 9, 2005 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)

2.4	Waiver and Release between Applied Digital Solutions, Inc. and VeriChip Corporation (1)

2.5	Share Purchase Agreement dated as of June 10, 2005 among Instantel Inc., Instantel Holding Company s.ár.l., Perceptis, L.P., VeriChip Inc., Applied Digital Solutions, Inc. and VeriChip Corporation (1)

2.6	Letter Agreement dated as of December 21, 2005, by and among VeriChip Corporation, VeriChip Inc., and Applied Digital Solutions, Inc. (1)

3.1	Second Amended and Restated Certificate of Incorporation of VeriChip Corporation filed with the Secretary of State of Delaware on December 18, 2006 (1)

3.2	Amended and Restated By-laws of VeriChip Corporation adopted as of December 12, 2005 (1)

4.1	Form of Specimen Common Stock Certificate (1)

10.1*	VeriChip Corporation 2002 Flexible Stock Plan, as amended through December 21, 2006 (4)

10.2*	VeriChip Corporation 2005 Flexible Stock Plan, as amended through December 21, 2006 (4)

10.3*	Form of Restricted Stock Award Agreement (4)

10.4*	Form of Non-Qualified Stock Option Award Agreement (4)

10.5	Commercial Loan Agreement dated as of December 27, 2005 between VeriChip Corporation and Applied Digital Solutions, Inc. (1)

10.6	Revolving Line of Credit Note Working Capital of VeriChip Corporation dated as of December 27, 2005 (1)

10.7	Security Agreement dated as of December 27, 2005 between VeriChip Corporation and Applied Digital Solutions, Inc. (1)

10.8	First Amendment to Commercial Loan Agreement dated as of October 6, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)

10.9	First Amendment to Security Agreement dated as of October 6, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)

10.10	Second Amendment to Commercial Loan Agreement dated as of January 19, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)

Exhibit
Number	Description

10.11	Second Amendment to Security Agreement dated as of January 19, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)

10.12	Third Amendment to Commercial Loan Agreement dated as of February 8, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)

10.13	Third Amended and Restated Revolving Line of Credit Note dated as of February 8, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)

10.14	Amendment to Third Amended and Restated Revolving Line of Credit Note dated as of February 29, 2008 between VeriChip Corporation and Applied Digital Solutions, Inc. (11)

10.15	Third Amendment to Security Agreement dated as of February 8, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)

10.16	Fourth Amendment to Commercial Loan Agreement and Security Agreement dated as of February 13, 2007 between Applied Digital Solutions, Inc. and VeriChip Corporation (2)

10.17	Letter Agreement dated as of April 18, 2005 between Royal Bank of Canada and EXI Wireless Inc. (1)

10.18	Credit Facility Agreement dated as of March 15, 2006 between VeriChip Holdings Inc. and Royal Bank of Canada (1)

10.19	General Security Agreement dated as of March 27, 2006 between Royal Bank of Canada and VeriChip Holdings Inc. (1)

10.20	Guarantee and Postponement of Claim dated as of March 27, 2006 between Royal Bank of Canada and VeriChip Corporation, a Canadian corporation (1)

10.21†	Amended and Restated Supply, License and Development Agreement dated as of December 27, 2005 between VeriChip Corporation and Digital Angel Corporation (1)

10.22†	First Amendment to Amended and Restated Supply, License and Development Agreement dated as of May 9, 2007 between the Registrant and Digital Angel Corporation. (5)

10.23	Amended and Restated Transition Services Agreement dated as of December 21, 2006 between VeriChip Corporation and Applied Digital Solutions, Inc. (1)

10.24	Lease dated as of July 6, 1998 between Kanata Research Park Corporation and Instantel Inc. (1)

10.25	Agreement regarding Lease dated as of September 30, 1999 between Kanata Research Park Corporation and Instantel Inc. (1)

10.26	Agreement regarding Lease dated as of October 5, 1999 between Kanata Research Park Corporation and Instantel Inc. (1)

10.27	Amendment to Lease dated as of October 28, 2003 between Kanata Research Park Corporation and Instantel Inc. (1)

10.28	Second Amendment to Lease dated as of May 19, 2006 between Kanata Research Park Corporation and VeriChip Corporation (1)

10.29	Lease dated as of August 16, 2000 between Princeton Developments Ltd., Gratrend Holdings Ltd. and Software Integration Services Ltd. (1)

10.30	Lease Agreement dated as of December 18, 2000 between Bentall Properties Ltd., Westminster Management and EXI Wireless Systems Inc. (1)

10.31	Lease Extension and Amending Agreement dated as of June 1, 2004 between BTC Properties II Ltd., Westminster Management Corporation and EXI Wireless Systems Inc. (1)

10.32	Strategic Alliance Agreement dated as of October 25, 2004 by and among Agility Healthcare Solutions LLC, Trenstar Inc. and VeriChip Inc. (1)

10.33	Patient Security Systems Capital Equipment Supplier Agreement dated as of April 18, 2005 between Novation, LLC and EXI Wireless Systems, Inc. (1)

Exhibit
Number	Description

10.34*	Letter Agreement dated as of August 11, 2005 between VeriChip Corporation and Daniel A. Gunther (1)

10.35*	Amendment to Letter Agreement dated as of March 2, 2007 between VeriChip Corporation and Daniel A. Gunther (3)

10.36*	Executive Agreement dated as of December 17, 2001 between EXI Wireless Inc. and Nurez Khimji (1)

10.37*	Amendment to Executive Agreement dated as of April 29, 2004 between VeriChip Inc. and Nurez Khimji (1)

10.38*	Executive Agreement Addendum dated as of April 1, 2005 between VeriChip Inc. and Nurez Khimji (1)

10.39†	VeriChip Authorized Dealer Agreement dated as of January 4, 2006, by and between VeriChip Corporation and Ingersoll Rand Security Technologies (1)

10.40	Trademark Assignment Agreement dated as of December 21, 2006 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)

10.41*	Letter Agreement dated as of August 2, 2006 between VeriChip Corporation and William J. Caragol (1)

10.42*	2007 Senior Management Incentive Plan for Daniel A. Gunther dated as of March 2, 2007 (3)

10.43	2006 Tax Allocation Agreement dated as of December 21, 2006 between VeriChip Corporation, Applied Digital Solutions, Inc. and the Consolidated Group (4)

10.44*	Employment and Non-Compete Agreement dated as of December 5, 2006 between Scott R. Silverman and VeriChip Corporation (1)

10.45	BI Patent License Agreement dated as of March 6, 2000 between BI Incorporated and Instantel Inc. (1)

10.46	Amendment No. 1 to BI Patent License Agreement dated as of March 6, 2000 between BI Incorporated and Instantel Inc. (1)

10.47*	VeriChip Corporation Executive Management Change in Control Plan dated March 2, 2007 (3)

10.48*	VeriChip Corporation Executive Management Incentive Plan dated April 2, 2007 (4)

10.49*	VeriChip Corporation 2007 Incentive Stock Plan (6)

10.50*	Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (7)

10.51	Consulting Agreement dated as of August 8, 2007 between VeriChip Corporation and Randolph K. Geissler (7)

10.52	Registration Rights Agreement between VeriChip Corporation and Kallina Corporation, dated August 31, 2007 (8)

10.53*	Form of Stock Award Agreement (9)

10.54	Letter Agreement, dated December 20, 2007, between VeriChip Corporation and Applied Digital Solutions, Inc. (10)

10.55	Securities Purchase Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation, Valens Offshore SPV II, Corp. and LV Administrative Services, Inc. (11)

10.56	Secured Term Note dated as of February 29, 2008 by VeriChip Corporation and Xmark Corporation in favor of Valens Offshore SPV II, Corp. (11)

10.57	Master Security Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (11)

10.58	Stock Pledge Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (11)

10.59	Intellectual Property Security Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (11)

Exhibit
Number	Description

10.60	Letter Agreement dated as of February 29, 2008 between VeriChip Corporation and Applied Digital Solutions, Inc. (11)

21.1	List of Subsidiaries of VeriChip Corporation

23.1	Consent of Eisner LLP

23.2	Consent of KPMG LLP

23.3	Consent of Meyers Norris Penny LLP

24.1	Powers of Attorney

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by VeriChip Corporation (Registration No. 333-130754).

(2)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on February 15, 2007.

(3)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on March 8, 2007.

(4)	Incorporated by reference to the Annual Report on Form 10-K previously filed by VeriChip Corporation on April 2, 2007.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q previously filed by VeriChip Corporation on May 15, 2007.

(6)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on June 20, 2007.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q previously filed by VeriChip Corporation on August 8, 2007.

(8)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on September 7, 2007.

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q previously filed by VeriChip Corporation on November 8, 2007.

(10)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on December 21, 2007.

(11)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on March 5, 2008.

*	Management contract or compensatory plan.

†	Confidential treatment has been obtained with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.