Form 10-K/A
period 2007-12-31
VeriChip CORP
filed 2008-04-29
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
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
At March 23, 2008, 10,870,766 shares of our common stock were outstanding.
Explanatory Note
This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 28, 2008 (the “Original Report”). This amendment corrects a typographical error regarding the date reflected for the number of shares of our common stock outstanding and replaces the information previously incorporated by reference in Part III of the Original Report with the actual text for Part III of the
Form 10-K.
Except for the corrections described above, we have not modified or updated disclosures presented in the Original Report in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers, and their ages and positions, as of April 28, 2008, are set forth below:

Name	Positions with the Company

Scott R. Silverman	Chairman of the Board and Chief Executive Officer

William J. Caragol	President, Chief Financial Officer, Treasurer and Secretary

Daniel A. Gunther	Chief Executive Officer and President of our subsidiary, Xmark Corporation

Jeffrey S. Cobb	Director

Barry M. Edelstein	Director

Steven R. Foland	Director

Paul C. Green	Director
The following is a summary of the background and business experience of our directors and executive officers as of April 28, 2008:
Scott R. Silverman, 44, has served as chief executive officer since December 5, 2006, as chairman of our board of directors since March 2003 and as a member of our board of directors since February 2002. He also served as our chief executive officer from April 2003 to June 2004 and as our acting president from March 2007 until May 2007. He served as the chairman of the board of directors of Applied Digital Solutions, Inc. d/b/a Digital Angel, or Digital Angel, which owns a controlling interest in our common stock, from March 2003 until July 2007, and served as chief executive officer of Digital Angel from March 2003 to December 5, 2006, and as acting president of Digital Angel from April 2005 to December 5, 2006. From March 2002 to March 2003, he served as Digital Angel’s president and as a member of its board of directors. From August 2001 to March 2002, he served as a special advisor to Digital Angel’s board of directors. From September 1999 to March 2002, Mr. Silverman operated his own private investment banking firm. Mr. Silverman has served as the chairman of the board of Digital Angel’s majority-owned subsidiary, IFTH Acquisition Corp. f/k/a InfoTech USA, Inc., or InfoTech, since January 2006. He also served as a director of Digital Angel’s now wholly-owned subsidiary, Digital Angel Corporation, or DAC, from July 2003 until December 2007, and as chairman of the DAC board from February 2004 until December 2007. Mr. Silverman graduated from the University of Pennsylvania with a bachelor of arts degree and received his law degree from Villanova University School of Law.
William J. Caragol, 41, has served as our president since May 2007, our chief financial officer and vice president since August 2006, our treasurer since December 2006 and our secretary since March 2007. From July 2005 to August 2006, he served as the chief financial officer of Government Telecommunications, Inc., a subsidiary of Digital Angel. From December 2003 to June 2005, Mr. Caragol was the vice president of business development and chief financial officer of Millivision Technologies, a technology company. From August 2001 to December 2003, Mr. Caragol was a consulting partner with East Wind Partners LLP, a technology and telecommunications consulting company, in Washington, D.C. He is a member of the American Institute of Certified Public Accountants and graduated from the Washington & Lee University with a bachelor of science in Administration and Accounting.
Daniel A. Gunther, 47, served as our president from June 2005 until March 2, 2007, on which date he became the chief executive officer and president of VeriChip Corporation, a Canadian company, and VeriChip Holdings Inc., which companies have since been amalgamated and are now known as Xmark Corporation. From 1987 to June 2005, Mr. Gunther held a series of senior management positions at Instantel in operations, product management, manufacturing, quality, sales and finance. In 1987, he was appointed Instantel’s chief financial officer and vice president of operations. In 2001, he was appointed Instantel’s chief operating officer. In 2003, he was appointed Instantel’s president and chief executive officer. Mr. Gunther served as a member of Instantel’s board of directors from April 2003 to June 2005. He is a certified management accountant, having been certified by the Society of Management Accountants of Canada. He also holds a master’s degree in business administration from Athabasca University.

Jeffrey S. Cobb, 46, has served as a member of our board of directors since March 2007. Mr. Cobb is the chief operating officer of IT — Resource Solutions, Inc. Prior to April 2004, Mr. Cobb was the executive vice president and chief operating officer of SCB Computer Technology Inc. From 1998 to 2002, Mr. Cobb served as executive vice president and chief operating officer of Professional Services of SCB Computer Technology Inc. Mr. Cobb has served as a member on the board of directors of InfoTech since March 2004 and currently serves as a member of the compensation, audit, and nominating committees of InfoTech. Mr. Cobb earned his Bachelor of Science in Marketing and Management from Jacksonville University.
Barry M. Edelstein, 44, has served as a member of our board of directors since January 2008. Mr. Edelstein served as acting president and chief executive officer of DAC from August 2007 until December 2007 and as a member of the board of directors of DAC from June 2005 until January 2008. Mr. Edelstein has served as president and chief executive officer of ScentSational Technologies, Inc. since January 2003. From 2000 to 2002, Mr. Edelstein was vice president of sales and sales operations for Comcast Business Communications Inc., where he managed the integration of Comcast Telecommunications Inc. with two other subsidiaries and led a team that oversaw the sales, marketing, customer care, billing operations and supplier management function of the company. Mr. Edelstein has a bachelor’s degree in business administration from Drexel University and received his law degree from Widener University School of Law.
Steven R. Foland, 49, has served as a member of our board of directors since February 2008. Mr. Foland served as the managing director and head of investment banking for Merriman Curhan Ford & Co. from September 2005 until February 2008 and as the senior managing director and head of west coast investment banking for ThinkEquity Partners from September 2003 until August 2005. Mr. Foland has a bachelor’s degree in political science from the University of Michigan and received his law degree from the University of Notre Dame.
Paul C. Green, 58, has served as a member of our board of directors since December 2005. Since September 2002, Mr. Green has served as the president of Paul C. Green Consulting, a financial services consulting firm. From 1990 to September 2002, he was chairman of the board of directors, chief executive officer and president of Massachusetts Finncorp., Inc. and president of Massachusetts Cooperative Bank. Since September 2002, Mr. Green has served as trustee of the 32 Brazao Lane Realty Trust.
Board Composition
Our board of directors currently consists of five members: Scott R. Silverman, Jeffrey S. Cobb, Barry M. Edelstein, Steven R. Foland and Paul C. Green. Our board of directors determined that four of our five directors are independent under the standards of the Nasdaq Capital Market.
Committees and Meetings of the Board
The board of directors held eleven meetings during 2007. During 2007, all directors attended 75% or more of the meetings of the board of directors and committees to which they were assigned. We encourage each member of our board of directors to attend our annual meeting of stockholders. At our 2007 annual meeting of stockholders, one of our directors was present.
Our board of directors has the authority to appoint board committees to perform certain management and administrative functions. Our board of directors currently has an audit committee, a compensation committee, and a nominating and governance committee. The members of each committee are appointed annually by the board of directors.

Audit Committee
Our audit committee currently consists of Paul C. Green, Jeffrey S. Cobb and Steven R. Foland. Mr. Green chairs the audit committee. Our board of directors has determined that each of the members of our audit committee is “independent,” as defined under, and required by, the federal securities laws and the rules of the SEC, including Rule 10A-3(b)(i) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as well as the listing standards of the Nasdaq Global Market. Our board of directors has determined that Mr. Green qualifies as an “audit committee financial expert” under applicable federal securities laws and regulations, and has the “financial sophistication” required under the listing standards of the Nasdaq Global Market. During 2007, our audit committee held eleven meetings. A copy of the current audit committee charter is available on our website at www.verichipcorp.com.
The audit committee assists our board of directors in its oversight of:
•	our accounting, financial reporting processes, audits and the integrity of our financial statements;

•	our independent auditor’s qualifications, independence and performance;

•	our compliance with legal and regulatory requirements;

•	our internal accounting and financial controls; and

•	our audited financial statements and reports, and the discussion of the statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting polices and disagreements with management.
The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work. All audit and non-audit services to be provided to us by our independent auditors must be approved in advance by our audit committee, other than de minimis non-audit services that may instead be approved in accordance with applicable SEC rules.
Compensation Committee
Our compensation committee currently consists of Jeffrey S. Cobb, Steven R. Foland and Barry M. Edelstein. Mr. Cobb chairs the compensation committee. Our board of directors has determined that each of the members of our compensation committee is “independent,” as defined under, and required by, the rules of the Nasdaq Global Market. During 2007, our compensation committee held four meetings. A copy of the current compensation committee charter is available on our website at www.verichipcorp.com.
Our compensation committee assists our board of directors in the discharge of its responsibilities relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:
•	reviewing and recommending to our board approval of the compensation, benefits, corporate goals and objectives of our chief executive officer and our other executive officers;

•	evaluating the performance of our executive officers; and

•	administering our employee benefit plans and making recommendations to our board of directors regarding these matters.

The compensation committee has the authority to delegate any of its responsibilities to one or more subcommittees as the committee may from time to time deem appropriate and may ask members of management, employees, outside counsel, or others whose advice and counsel are relevant to the issues then being considered by the compensation committee to attend any meetings and to provide such pertinent information as the compensation committee may request. Our chief executive officer has historically played a significant role in the determination of compensation, and attended one meeting of the compensation committee during 2007. We expect that the compensation committee will continue to solicit input from our chief executive officer with respect to compensation decisions affecting other members of our senior management.
Nominating and Governance Committee
Our nominating and governance committee currently consists of Barry M. Edelstein, Jeffrey S. Cobb and Paul C. Green. Mr. Edelstein chairs the nominating and governance committee. Our board of directors has determined that each of the members of our nominating and governance committee is “independent,” as defined under, and required by, the rules of the Nasdaq Global Market. During 2007, the nominating and governance committee held one meeting. A copy of the current nominating and governance committee charter is available on our website at www.verichipcorp.com.
The primary responsibilities of our nominating and governance committee include:
•	identifying, evaluating and recommending nominees to our board of directors and its committees;

•	evaluating the performance of our board of directors and of individual directors;

•	ensuring that we and our employees maintain the highest standards of compliance with both external and internal rules, regulations and good practices; and

•	reviewing developments in corporate governance practices, evaluating the adequacy of our corporate governance practices and reporting and making recommendations to our board of directors concerning corporate governance matters.
Code of Business Conduct and Ethics
Our board of directors has approved and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our board of directors has also approved and we have adopted a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer and chief financial officer. The Code of Conduct and the Code for SFO are available upon written request to VeriChip Corporation, Attention: Secretary, 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445. The audit committee of our board of directors is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2007.

ITEM 11. EXECUTIVE COMPENSATION
The compensation committee of our board of directors has submitted the following report for inclusion in this Annual Report on Form 10-K/A.
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K/A with management. Based on the compensation committee’s review and discussions with management with respect to the Compensation Discussion and Analysis, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the SEC.

The Compensation Committee

Jeffrey S. Cobb (Chair)

Steven R. Foland

Barry M. Edelstein

April 29, 2008
The compensation committee report above shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
COMPENSATION DISCUSSION AND ANALYSIS
General
Our executive compensation program, which is governed by our compensation committee, is designed to (i) attract and retain a senior management team that can direct the achievement of our corporate goals and strategic objectives, (ii) motivate the team to achieve profitability and growth, (iii) maintain stability by retaining the key executives in their leadership capacity, and (iv) better align executive interests with stockholder interests. Our guiding philosophy is to establish compensation plans or programs that reward our senior management team for their role in achieving our operating performance goals and milestones, while aligning the team members’ interests with those of our stockholders – and, in the process, encourage the team’s continued association with us. Therefore, we endeavor to implement policies designed to link pay with performance, which, in turn, helps to align the interests of our executive officers with our stockholders. Our compensation philosophy also reflects the unique nature of our business, which consists of a mix of operating-company and development-company features. Our compensation policies and practices are shaped accordingly, and, in many ways, mirror those of a start-up biotechnology company, with an emphasis on compensation components that are contingent on achieving operational milestones.
Among other things, our compensation committee, pursuant to the terms of its charter, is responsible for:
•	establishing, reviewing and approving our overall executive compensation philosophy and policies;

•	reviewing and approving those corporate goals and objectives that bear on the compensation of our chief executive officer;

•	determining the appropriate compensation for all other executive officers, with input from other members of senior management;

•	evaluating performance target goals for senior executive officers;

•	reviewing and approving any annual or long-term cash bonus or incentive plans;

•	reviewing and approving executive employment agreements, severance arrangements, and change-in-control agreements or provisions; and

•	administering our equity-based compensation plans, including the grant of stock options and other equity awards under such plans.

Our compensation committee has the authority, to the extent it deems appropriate, to retain compensation consultants to assist in the evaluation of executive compensation. In the first quarter of 2008, our compensation committee retained Towers, Perrin, Forster & Crosby, Inc. (“Towers Perrin”), a compensation consulting firm, to provide objective analysis, information and advice to the compensation committee, including competitive market data relating to the compensation of certain members of our senior management team, in order to assist the compensation committee in its review of the competitiveness of its current compensation arrangements. Towers Perrin reports directly to the compensation committee, and does no work for the Company except as expressly authorized by the compensation committee. Towers Perrin was retained because our compensation committee believes it is important to be informed regarding the current practices of similarly-situated companies (e.g., companies with comparable revenue size, comparable industry/business descriptions, and comparable performance and growth profiles). As part of its engagement, Towers Perrin was asked to review the cash and equity compensation practices of companies with similar revenues and those of start-up biotechnology companies.
Throughout the year, the compensation committee periodically reports to our board of directors on its actions and recommendations, and meets regularly in executive session. On an annual basis, the compensation committee reviews its charter and assesses its own performance, particularly with a view towards the effectiveness of our executive compensation program in obtaining desired results. Furthermore, our nominating and governance committee is responsible for monitoring the standing committees of our board of directors, including the compensation committee, and for making recommendations regarding any changes (e.g., creation or elimination of committees).
Our compensation arrangements with our executive officers generally reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment. For example, Daniel A. Gunther, who became one of our executive officers at the time of the acquisition of Instantel during the first half of 2005, was a party to an employment agreement with Instantel. Although we subsequently entered into a new employment agreement with Mr. Gunther, which was later amended, the material terms of his agreement with us, such as base salary level, were influenced by his former agreement with Instantel. The compensation arrangements in place for Scott R. Silverman, who was serving as the chief executive officer of Digital Angel before agreeing to become our chief executive officer in early December 2006, also closely parallel the terms of his former employment agreement with Digital Angel.
Our compensation committee retains discretion to tailor our compensation program to address individual circumstances, rather than simply aiming for a compensation level that falls within a specific range of market data. Our compensation committee also retains discretion to materially increase or decrease compensation. However, certain of our executive officers, including our chief executive officer, have employment agreements with the Company, as described in more detail below. This limits the amount of discretion the compensation committee may exercise in terms of adjusting or modifying compensation. For example, any reduction of our chief executive officer’s base salary or incentive compensation could be deemed a constructive termination under his employment agreement.
The foregoing information is intended to provide context for the discussion that follows. In addition, this Compensation Discussion & Analysis should be read in conjunction with the detailed tabular and narrative information regarding executive compensation information in this Annual Report on Form 10-K/A.
Principal Components of Compensation of Our Executive Officers
The principal components of the compensation we have historically paid to our executive officers have consisted of:
•	base salary;

•	signing or retention bonuses, paid in cash;

•	cash incentive compensation under the terms of individual senior management incentive compensation plans established for our executive officers; and

•	equity compensation, generally in the form of grants of stock options or restricted shares.

Our chief executive officer has historically played a significant role in the determination of the amounts of base salary, signing or retention bonuses and other forms of cash and equity-based compensation to be paid other members of senior management. We expect that the compensation committee of our board of directors will continue to solicit input from our chief executive officer with respect to compensation decisions affecting other members of our senior management.
Allocation of Compensation Among Principal Components
The compensation committee of our board of directors has established policies with respect to the mix of base salary, bonus, cash incentive compensation and equity awards to be paid or awarded to our executive officers. In general, the compensation committee believes that a greater percentage of the compensation of the most senior members of our management should be performance-based.
Base Salary
Our compensation committee believes that pay should be directly and closely linked to corporate performance and milestones. As a result, base salary typically constitutes less than half of our executives’ total compensation packages.
Our Chief Executive Officer
We appointed Scott R. Silverman as our chief executive officer in early December 2006. In April 2006, our board of directors, together with a member of the board of directors of Digital Angel, initiated a search for a new chief executive officer, mindful that the individual who was serving as our chief executive officer at that time was approaching retirement age. In connection with this search, an executive search firm was initially consulted, but was not formally retained. While the search firm advised as to the backgrounds of several potential candidates, our board recognized that key qualities our new chief executive officer would need to possess included a clear, in-depth understanding of the benefits of our VeriMed patient identification system, and the skills, energy level and zeal to lead our efforts to create a market for the VeriMed system — a significant component of our growth strategy. After considering the backgrounds and qualifications of the candidates presented by the search firm, our board realized that Mr. Silverman was the ideal candidate for the position given his support, as Digital Angel’s chief executive officer, of our efforts to create a market for the VeriMed system.
When our board broached the subject with Mr. Silverman of his becoming our chief executive officer, he indicated a willingness to accept the challenge and perceived reduction in status, provided it did not entail a financial sacrifice relative to his compensation arrangements as the chief executive officer of Digital Angel. Based on information provided to our board by the search firm at the outset of the search for a chief executive officer, our board had developed a sense of the compensation package — in terms of base salary, bonus, additional at-risk incentive compensation and equity interest — that would need to be provided to a candidate for the position. Mr. Silverman’s compensation arrangements with Digital Angel were in line with the parameters identified in our board’s discussions with the search firm. Accordingly, the two members of our compensation committee at that time other than Mr. Silverman, one of whom was the chairman of the compensation committees of our board of directors and the board of directors of Digital Angel, negotiated an employment agreement with Mr. Silverman that closely tracks the material terms of his prior employment agreement with Digital Angel. The two members of our compensation committee at that time did not engage in an examination of the compensation arrangements of chief executive officers of peer companies, other than the consultation with the search firm described above. However, they and the board did consider how the terms of Mr. Silverman’s employment agreement compared with those of our prior chief executive officer, determining that the difference in compensation was justified by the greater than originally anticipated challenges associated with our efforts to create a market for our VeriMed system.

Mr. Silverman’s employment agreement with us provides for a base salary of $420,000 for fiscal year 2007, with the base salary being subject to an annual increase of no less than 10% in each of fiscal year 2008 and fiscal year 2009. Thereafter, any increases are to be at our reasonable discretion.
Our Chief Financial Officer
We hired William J. Caragol as our chief financial officer in August 2006. Our employment agreement with Mr. Caragol provides for an annual base salary of $150,000. On March 2, 2007, the compensation committee approved an increase in Mr. Caragol’s base salary to $165,000. Then, on May 4, 2007, in connection with our board’s decision to appoint Mr. Caragol to also serve as our president and the expanded responsibilities associated therewith, the compensation committee approved an increase in Mr. Caragol’s base salary to $185,000. In 2008, the compensation committee approved a further increase in Mr. Caragol’s base salary to $203,500.
Chief Executive Officer and President of Xmark Corporation (and Our Former President)
We appointed Daniel A. Gunther as our president, effective June 10, 2005, concurrent with the completion of our acquisition of Instantel. Mr. Gunther was serving as the president and chief executive officer of Instantel at the time of the acquisition. Under the terms of our employment agreement with Mr. Gunther, effective June 10, 2005, Mr. Gunther’s annual base salary was CDN $210,000.
Mr. Gunther served in the capacity of president until March 2, 2007, on which date we appointed Mr. Gunther as the chief executive officer and president of VeriChip Corporation, a Canadian company, and VeriChip Holdings Inc., which companies have since been amalgamated and are now known as Xmark Corporation. Concurrent with that appointment, Mr. Gunther resigned the title and responsibilities of president of the Company, and Mr. Silverman assumed the additional title and responsibilities of acting president. Furthermore, on March 2, 2007, we amended the terms of Mr. Gunther’s prior employment agreement, increasing his annual base salary to CDN $250,000.
Bonus Compensation
We have not historically paid any automatic or guaranteed bonuses to our executive officers. However, we have from time to time paid signing or retention bonuses in connection with our initial hiring or appointment of an executive officer, or a change in a person’s position and responsibilities with us. For example, at the recommendation of our chief executive officer, and in recognition of his outstanding performance, Mr. Caragol received a discretionary bonus of $25,000 in March 2007. Mr. Silverman’s employment agreement provides that he is eligible for incentive bonus compensation for each calendar year during the term of the agreement in an amount to be reasonably determined by our board of directors. Our board must consider bonuses paid by similarly situated employers to similarly situated employees in making its determination.
Compensation under Individual Senior Management Incentive Compensation Plans
As noted above, our compensation committee believes that pay should be directly and closely linked to corporate performance and milestones. For this reason, the largest component of our executives’ total compensation packages generally tends to be non-equity incentive compensation. We believe that such compensation, in the form of individual senior management incentive compensation plans, incentivizes our senior management team to advance our corporate performance and provides a platform for us to recognize an individual team member’s contributions to our business results. In establishing the performance goals that will determine the amounts payable under these plans, our compensation committee assesses the individual’s leadership role and level of responsibility in achieving certain business results.
On April 2, 2007, our compensation committee approved an executive management incentive compensation plan for fiscal year 2007 for Messrs. Silverman and Caragol. The plan was designed to recognize and reward the contributions of management that resulted in the achievement of specific performance goals. In setting these goals, our compensation committee included performance objectives that were viewed as reasonably achievable and others that were viewed as more of a challenge to achieve. The intent was to provide a balance between the two to ensure that our executive officers maintained their level of motivation throughout 2007.

Under the plan, Messrs. Silverman and Caragol each earned points for meeting or exceeding enumerated goals: consolidated revenue for 2007 (with targets established at $32.0 million, $33.6 million and $35.2 million), implantable revenue for 2007 (with targets established at $250,000, $500,000, $750,000, $1,000,000 and $2,500,000), common stock price at December 31, 2007 (with targets established at exceeding (i) our initial public offering price of $6.50 and (ii) 25% of our initial public offering price, or $8.125), total cash at December 31, 2007 (with a target established at $8.5 million), strategic partnerships, acquisitions and certain distribution agreements, EBITDA of Canadian operations (with a target established at $4,800,000), Sarbanes-Oxley 404 compliance and audit opinion without material deficiencies, 800 in-network hospitals and 200 protocol-adopted hospitals at December 31, 2007, and analyst coverage by three equity research analysts. In addition, the plan includes a discretionary component that enables our compensation committee to assess individual performance. Accordingly, our compensation committee awarded the following non-equity incentive compensation payments to the following individuals for their respective contributions during 2007: $800,000 to Mr. Silverman and $450,000 to Mr. Caragol.
During March 2007, our compensation committee entered into a senior management incentive compensation plan for fiscal year 2007 with Mr. Gunther, with compensation thereunder being contingent upon achieving and/or exceeding certain quarterly and annual revenue and EBITDA objectives with respect to the Xmark businesses. Although Mr. Gunther’s target incentive compensation for fiscal year 2007 reflected a significant increase from fiscal year 2006, this increase was tied to more challenging performance objectives with respect to Mr. Gunther’s role in effecting higher quarterly and annual budgeted revenues and a higher minimum EBITDA for Xmark Corporation. For his contributions during 2007, Mr. Gunther received a non-equity incentive compensation payment in the amount of CDN$400,000.
Our compensation committee is currently reviewing an executive management incentive compensation plan for fiscal year 2008 for Messrs. Silverman and Caragol.
Our compensation committee has not considered whether it would adjust or attempt to recover incentive compensation paid to any or all of our executive officers if the relevant performance objectives upon which such compensation were based were to be restated or otherwise adjusted in a manner that would have the effect of reducing the amounts payable or paid. However, in accordance with Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to restate our financial statements due to our material noncompliance with any financial reporting requirement under the federal securities laws, as a result of misconduct, our chief executive officer and chief financial officer are legally required to reimburse us for any bonus or other incentive-based or equity-based compensation he or they receive from us during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement, as well as any profits they realize from the sale of our securities during this 12-month period.
Equity Compensation
Our compensation committee’s historical practice has been to grant equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in us. Through April 14, 2008, such grants have consisted either of stock options — specifically non-qualified stock options, that is, options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended — or restricted shares of our common stock, which shares are generally subject to forfeiture if the employment agreement with the recipient of such restricted shares is terminated, by reason of resignation or termination for cause, during the two-year period or three-year period following the date of grant. Historically, our compensation committee has granted awards of stock options or restricted shares of our common stock to our executive officers upon their appointment as executive officers, with the grant award typically memorialized in the applicable officer’s offer letter or employment agreement, or an addendum to employment agreement.

Other than two grants made in January 2006 pursuant to the terms of employment agreements with former executive officers, all grants of options to our executive officers and other employees, as well as to our directors, have been granted with exercise prices equal to or exceeding the fair value of the underlying shares of common stock on the grant date, as determined by our compensation committee. All equity-based awards have been reflected in our consolidated financial statements, based upon the applicable accounting guidance. Previously, we accounted for equity compensation paid to our employees and directors using the intrinsic value method under APB Opinion No. 25 and FASB Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Under the intrinsic value method, no stock-based compensation was recognized in our consolidated statements of operations for options granted to our directors, employees, consultants and others because the exercise price of such stock options equaled or exceeded the fair value of the underlying stock on the dates of grant. Effective January 1, 2006, we adopted FAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption of FAS 123R. FAS 123R requires us to estimate and record an expense over the service period of the stock-based award. In 2006, our compensation committee, conscious of the less favorable accounting treatment for stock options resulting from adoption of FAS 123R, took a more deliberate approach to the granting of awards of stock options.
Starting in 2007, we moved away from granting stock options in favor of granting restricted shares of our common stock. Our compensation committee believes that restricted stock grants offer advantages, such as a more dependable retention value for us, as well as more predictability of long-term rewards for our executive officers. Restricted stock also provides the recipient with immediate value, subject to vesting upon grant. In addition, we believe that the accounting treatment of grants of restricted stock more reliably reflects executive compensation than the accounting treatment of stock options. In the case of restricted stock grants, the expense we record over the vesting period is equal to the market value of the stock at the time of grant. In the case of stock option grants, the expense we record over the vesting period is arrived at through the use of a valuation model that is subject to management’s estimates and judgments.
We structure cash incentive compensation so that it is taxable to our executive officers at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible for us. However, with respect to equity-based awards, while any gain recognized by our executive officers and other employees from non-qualified stock options should be deductible, to the extent that in the future we grant incentive stock options, any gain recognized by the optionee related to such options will not be deductible by us if there is no disqualifying disposition by the optionee. In addition, our grant of shares of restricted stock or restricted stock units that are not subject to performance vesting provisions may not be fully deductible by us at the time the grant is otherwise taxable to the grantee.
We do not have any program, plan or practice that requires us to grant equity-based awards on specified dates, and we have not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. It is possible that we will establish programs or policies regarding the timing of equity-based awards in the future. Authority to make equity-based awards to executive officers rests with our compensation committee, which considers the recommendations of our chief executive officer and other executive officers. As a Nasdaq-listed company, we are subject to Nasdaq listing standards that, in general, require stockholder approval of equity-based plans.
Severance and Change in Control Payments
Our board of directors believes that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time. Our board also believes it prudent that we should disentangle ourselves from employees whose employment terminates as soon as practicable. Our historical practice for U.S. employees has been to make the termination of an employee effective immediately upon the communication of the termination rather than at the expiration of any required advance notice period. In such situations, we have continued to pay, on a post-termination basis, base salary compensation to the terminated employee under his or her employment agreement, if any, for the specified advance notice period. For our Canadian employees, we typically make the termination effective at the expiration of the required advance notice period as required under Canadian law.

Our employment agreement with Mr. Silverman contains termination provisions that are more complex than that in place for our other executive officers. The compensation due Mr. Silverman in the event of the termination of his employment agreement varies depending on the nature of the termination and, depending on the type and timing of the termination, provides for substantial compensation payments to Mr. Silverman. Mr. Silverman’s employment agreement also provides for substantial payments to him in the event we undergo a change in control. For additional information regarding the termination and change-in-control provisions of Mr. Silverman’s employment agreement, see “Potential Payments Upon Termination or Change in Control – Scott R. Silverman.” Our board of directors believes that these termination and change-in-control provisions, which are substantially the same as the corresponding provisions of Mr. Silverman’s prior employment agreement with Digital Angel, were necessary and appropriate to induce Mr. Silverman to accept the position as our chief executive officer, as more fully discussed above.
On March 2, 2007, our compensation committee approved an Executive Management Change in Control Plan, which governs the payments due to Messrs. Gunther and Caragol in the event of a change in control. On the same date, we amended our employment agreement with Mr. Gunther to outline the compensation due to Mr. Gunther in the event of his termination by Xmark Corporation for any reason other than for cause. For additional information regarding the termination provisions of Mr. Gunther’s employment agreement, as well as the change-in-control compensation provided with respect to Messrs. Gunther and Caragol under the Executive Management Change in Control Plan, see “Potential Payments Upon Termination or Change in Control.”
Other Benefits
We believe establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly-qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees. Mr. Silverman is also provided with an individual term life insurance policy. We do not currently provide a matching contribution under our 401(k) plan nor do we offer retirement benefits. Our officers and employees in Canada may have somewhat different employee benefit plans than those we offer domestically, typically based on certain legal requirements in Canada.
Perquisites
Our board of directors annually reviews the perquisites that members of senior management receive. With the exception of the perquisites received by Mr. Silverman, the cost to us of such perquisites is minimal. Under the terms of Mr. Silverman’s employment agreement with us, we are obligated to reimburse him for all reasonable travel, entertainment and other expenses incurred by him in connection with the performance of his duties and obligations under the agreement. In addition, consistent with his former employment agreement with Digital Angel, we are obligated to pay to Mr. Silverman $45,000 per year during the five-year term of his employment agreement, payable in two equal installments of $22,500 on each of January 15 and July 15, representing non-allocable expenses. Among the specific perquisites that Mr. Silverman is currently receiving are:
•	an automobile allowance for two automobiles and other automobile expenses, including insurance, gasoline and maintenance costs;

•	tickets to sporting events used primarily for business entertainment purposes; and

•	a membership in a private club.
We are also obligated to pay Mr. Caragol $10,000 per year, payable in two equal installments of $5,000 on each of January 15 and July 15, representing non-allocable expenses. Mr. Caragol also receives tickets to sporting events used primarily for business entertainment purposes.
Section 162(m) of the Internal Revenue Code
Section 162(m) of the Internal Revenue Code generally does not allow a deduction for annual compensation in excess of $1,000,000 paid to our named executive officers. This limitation on deductibility does not apply to certain compensation, including compensation that is payable solely on account of the attainment of one or more performance goals. Our policy is generally to preserve the federal income tax deductibility of compensation, and we intend generally to qualify eligible compensation for the performance-based exception in order for compensation not to be subject to the limitation on deductibility imposed by Section 162(m) of the Internal Revenue Code; we may, however, approve compensation that may not be deductible if we determine that the compensation is in our best interests as well as the best interests of our stockholders.

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2006 and 2007 by:
•	each person who served as our chief executive officer in 2007;

•	each person who served as our chief financial officer in 2007; and

•	our most highly compensated executive officer, other than our chief executive officer and our chief financial officer, who was serving as an executive officer at the end of 2007 and, at that time, was our only other executive officer.
We refer to these officers collectively as our named executive officers.
Summary Compensation Table

										Non-Equity
						Stock		Option		Incentive Plan		All Other
Name and Principal		Salary		Bonus		Awards		Awards		Compensation		Compensation		Total
Position	Year	($)		($)		($)		($)		($)(1)		($)		($)
Scott R. Silverman(2) Chairman of the Board of Directors and Chief Executive Officer	2007	420,000		—		2,097,899	(3)	—		800,000		104,980	(4)	3,422,879

	2006	400,323	(5)	900,000	(6)	154,762	(3)	—		—		3,403,016	(7)	4,858,101

William J. Caragol(8) President and Chief Financial Officer	2007	174,808	(9)	25,000	(10)	119,562	(11)	92,692	(12)	450,000		15,251	(13)	942,062

	2006	51,923	(9)	—		—		62,034	(12)	75,000		66,029		254,986

Daniel A. Gunther(14) Chief Executive Officer and President of Xmark Corporation	2007	225,309	(15)	—		119,562	(11)	—		370,370	(16)	1,940	(17)	716,781

	2006	188,354	(15)	—		—		—		200,490	(16)	588		389,432

(1)	The amounts shown in this column were paid under the terms of our executive management incentive plan for fiscal year 2007, which were entered into with each of our named executive officers other than Daniel A. Gunther, for the achievement of specified performance objectives. Mr. Gunther’s senior management incentive compensation plan for fiscal year 2007, which sets forth performance objectives and related dollar amounts, contain the terms that govern his receipt of incentive compensation for fiscal year 2007. For a description of the material terms of each of these plans, see the discussion under “Our 2007 Senior Management Incentive Compensation Plans and Comparable Arrangements.”

(2)	Mr. Silverman became our chief executive officer as of December 5, 2006.

(3)	Mr. Silverman received an award of 500,000 restricted shares of our common stock in December 2006 in connection with his appointment as our chief executive officer. The shares are subject to forfeiture in the event Mr. Silverman resigns or is terminated for cause on or before December 31, 2008. The dollar amount of this award reflected in the table represents the amount recognized in 2006 and 2007 for financial statement reporting purposes in accordance with FAS 123R without reduction for assumed forfeitures. The grant date fair value of the award was $4,500,000, which amount has been determined in accordance with FAS 123R based on an estimated fair value of our common stock of $9.00 per share on December 31, 2006, as determined by our board of directors and management. The grant date fair value of each award was determined using the Black Scholes pricing model. The value realized from this grant will ultimately be determined by the price of our common stock when the restricted period ends, which may be less than the value assigned at the time of the grant. For more information regarding assumptions made in determining the amount under the Black Scholes pricing model, see Note 9 of our consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(4)	The amount shown includes (i) $300 in respect of group term life insurance provided to Mr. Silverman and (ii) amounts in respect of perquisites and other personal benefits aggregating $104,680. The perquisites and other personal benefits were as follows:

Amount
of
Nature of Expense	Expense
Expense allowance	$45,000
Automobile allowance for two automobiles, maintenance and gasoline expenses	33,266
*Other	26,414

Total	$104,680

*	Tickets to sporting events primarily provided for business entertainment purposes and related food and beverages, a club membership, home security monitoring service, and medical examinations.

(5)	Mr. Silverman’s salary for 2006 includes $377,799 paid by Digital Angel to Mr. Silverman from January 1, 2006 through December 4, 2006, during which time he served as the chief executive officer of Digital Angel, which owns a majority position in our common stock. All such amounts were paid or accrued by Digital Angel and do not affect our financial statements.

(6)	In December 2006, Digital Angel’s board of directors determined to fix the amount payable to Mr. Silverman under the Digital Angel 2006 incentive and recognition policy in order to resolve and clarify outstanding compensation issues under the policy, given the wide range of potential payments under the policy and the timing of our initial public offering and how that would affect such range. Accordingly, Digital Angel fixed Mr. Silverman’s bonus for 2006 at $900,000. The amount is shown in the “Bonus” column instead of the “Non-Equity Incentive Compensation Plan” column as the amount paid was not determined solely by reference to the performance objectives set forth in the policy. All such amounts were paid or accrued by Digital Angel and do not affect our financial statements.

(7)	The amount shown includes (i) $3.3 million owed to Mr. Silverman under an agreement Digital Angel entered into with Mr. Silverman dated December 5, 2006 in connection with his agreeing to waive all of his rights under his employment agreement with Digital Angel (the majority of this amount was settled in the stock of Digital Angel, the value of which may be less when realized), (ii) amounts in respect of perquisites and other personal benefits aggregating $102,716 provided by Digital Angel, and (iii) $300 in respect of group term life insurance provided to Mr. Silverman. See “Compensation of Scott R. Silverman” below for more information regarding the $3.3 million payment. All such amounts were paid or accrued by Digital Angel and do not affect our financial statements.

(8)	Mr. Caragol became our chief financial officer as of August 21, 2006 and our president as of May 4, 2007.

(9)	Mr. Caragol’s annual base salary in 2006, as specified in his offer letter with us, was $150,000. On March 2, 2007, our compensation committee approved an increase to Mr. Caragol’s base salary to $165,000. Then, on May 4, 2007, in connection with our board’s decision to appoint Mr. Caragol to serve as our president, our compensation committee approved an increase in Mr. Caragol’s base salary to $185,000. In 2008, our compensation committee approved a further increase in Mr. Caragol’s base salary to $203,500.

(10)	On March 2, 2007, our compensation committee approved a discretionary bonus to Mr. Caragol in the amount of $25,000.

(11)	On March 2, 2007, Mr. Caragol and Mr. Gunther each received a restricted stock award of 50,000 restricted shares of our common stock. Mr. Caragol’s award vests on March 2, 2009. On April 28, 2008, Mr. Gunther voluntarily entered into a termination agreement with us to terminate his restricted stock award of 50,000 restricted shares of our common stock. The dollar amount of each award reflected in the table represents the amount recognized in 2007 for financial statement reporting purposes in accordance with FAS 123R without reduction for assumed forfeitures. The grant date fair value of each award, determined using the Black Scholes pricing model, is reflected in the Grants of Plan-Based Awards table below. For information regarding assumptions made in determining the amount under the Black Scholes pricing model, see Note 9 of our consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(12)	In connection with Mr. Caragol’s appointment as our chief financial officer, on August 14, 2006, the compensation committee of our board of directors authorized the grant to Mr. Caragol of options exercisable for 50,000 shares of our common stock. The options vest equally over a three-year period. The dollar amount of this award reflected in the table represents the amount recognized in 2006 and 2007 for financial statement reporting purposes in accordance with FAS 123R, without reduction for assumed forfeitures, determined by reference to that portion of the vesting period that occurred in 2006 and 2007 based on the grant date fair value of the award. The grant date fair value of the award was $278,581, which was determined using the Black Scholes pricing model. For information regarding assumptions made in determining the amount under the Black Scholes pricing model, see Note 9 of our consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	The amount represents an expense allowance received by Mr. Caragol for 2007 in the amount of $5,000 and tickets to sporting events primarily provided for business entertainment purposes and related food and beverages.

(14)	Mr. Gunther served as our president from June 10, 2005 through March 2, 2007. On March 2, 2007, Mr. Gunther resigned his duties as our president and assumed the title and responsibilities of chief executive officer and president of VeriChip Canada and VHI, which companies were amalgamated and are now known as Xmark Corporation.

(15)	Mr. Gunther’s annual base salary is paid in Canadian dollars. The 2006 base salary reported has been converted to U.S. dollars using the average exchange rate for 2006 of 1.136 Canadian dollars for each U.S. dollar. The 2007 base salary reported has been converted to U.S. dollars using the average exchange rate for 2007 of 1.08 Canadian dollars for each U.S. dollar.

(16)	The amount reported in the table has been converted to U.S. dollars using the average exchange rate for 2006 and 2007 of 1.136 and 1.08, respectively, Canadian dollars for each U.S. dollar.

(17)	This amount represents the cost of group term life insurance we maintain on behalf of Mr. Gunther and home internet service.
Compensation of Scott R. Silverman
We appointed Scott R. Silverman as our chief executive officer in early December 2006. Prior to this appointment, Mr. Silverman had been serving as the chief executive officer of Digital Angel.
On December 5, 2006, Digital Angel entered into an agreement, or the December 5, 2006 Agreement, with Mr. Silverman to (i) induce Mr. Silverman to assume the position as our chief executive officer, (ii) to give Digital Angel the option (subject to any necessary approvals) to issue certain incentive payments to Mr. Silverman in stock as opposed to cash, and (iii) to induce Mr. Silverman to terminate the employment agreement between Mr. Silverman and Digital Angel dated April 8, 2004. According to Digital Angel’s SEC filings, Digital Angel’s board of directors determined that it was in its best interest to enter into the December 5, 2006 Agreement with Mr. Silverman primarily to motivate him to accept the position as our chief executive officer and to maintain his status on our, DAC’s, Digital Angel’s and InfoTech’s boards of directors and to motivate him to improve our value beginning with the initial public offering of the Company.

Per the terms of the December 5, 2006 Agreement, in consideration for Mr. Silverman waiving all of his rights pursuant to Mr. Silverman’s employment agreement dated April 8, 2004 and as incentive to accept the position as our chief executive officer, Mr. Silverman was to receive $3.3 million in cash or stock from Digital Angel. According to Digital Angel’s SEC filings, Digital Angel’s board of directors determined that $3.3 million was an appropriate amount because a reassignment to be our chief executive officer may have allowed Mr. Silverman to terminate his employment with Digital Angel and be paid a significant severance payment under the terms of his employment agreement with Digital Angel.
On March 14, 2007, Digital Angel made a partial payment to Mr. Silverman in the form of 503,768 shares of Digital Angel’s common stock, which shares were issued under its 1999 Flexible Stock Plan and 2003 Flexible Stock Plan, as partial payment in connection with Digital Angel’s obligations to Mr. Silverman under the December 5, 2006 Agreement. The shares were issued under a letter agreement between Digital Angel and Mr. Silverman dated March 14, 2007. The letter agreement was intended to clarify, modify and partially satisfy certain terms of the December 5, 2006 agreement, including Digital Angel’s election to satisfy a portion of its obligation by issuing the 503,768 shares with a value, as of March 14, 2007, of $735,501 and a cash payment of $264,499, for a total of $1.0 million. These shares were issued to Mr. Silverman outright with no risk of forfeiture. Per the terms of the letter agreement, Mr. Silverman further agreed that he would not require Digital Angel to make the remaining portion of the payment due to him under the December 5, 2006 agreement of $2.3 million until the earlier of April 1, 2008 or the receipt of funds by Digital Angel in excess of $4.0 million in a single transaction resulting from (i) the issuance of its equity; or (ii) the sale of one of its assets, including the shares of DAC or our common stock that Digital Angel owns.
On June 16, 2007, Digital Angel’s stockholders approved eliminating the remaining $2.3 million cash obligation by issuing Mr. Silverman an equal value of shares of Digital Angel common stock. As a result, 1,458,465 shares of Digital Angel common stock were issued to Mr. Silverman on July 5, 2007. The common stock was price protected through the date on which the registration statement on which the common stock was registered became effective, which was July 27, 2007. As a result of the price protection provision, on July 27, 2007, 426,781 additional shares of Digital Angel common stock were issued to Mr. Silverman. The shares are subject to substantial risk of forfeiture in the event that Mr. Silverman voluntarily terminates his employment with us or we terminate his employment for cause on or before December 31, 2008.

2007 Grants of Plan-Based Awards
Set forth in the table below is information regarding:
•	cash amounts that could be earned in 2007 by our named executive officers under the terms of our management incentive compensation plans;
•	stock awards granted by the compensation committee of our board of directors to our named executive officers in 2007, reflected on an individual grant basis; and
•	stock awards granted by Digital Angel to Mr. Silverman under the December 5, 2006 Agreement and letter agreement dated March 14, 2007, each further discussed in “Compensation of Scott R. Silverman” above.
These represent all of the grants of awards by us to our named executive officers under any plan during or with respect to 2007.
2007 Grants of Plan-Based Awards

									All
									Other
									Stock		All Other
									Awards:		Option		Grant
									Number		Awards:	Exercise	Date Fair
		Date of Board		Estimated Future Payouts					of		Number of	or Base	Value of
		or		Under Non-Equity Incentive					Shares		Securities	Price of	Stock and
		Compensation		Plan Awards					of Stock		Underlying	Option	Option
	Grant	Committee		Threshold	Target		Maximum		or Units		Options	Awards	Awards
Name	Date	Action		($)(1)	($)(1)		($)(1)		(#)		(#)	($/Sh)	($)

Scott R. Silverman
VeriChip	—	—		—	1,550,000		1,550,000		—		—	—	—

Digital Angel	03/14/2007	11/29/2006	(2)	—	—		—		503,768	(3)	—	—	735,500	(4)
	07/05/2007	11/29/2006	(2)	—	—		—		1,458,465	(3)	—	—	1,779,327	(4)
	07/27/2007	11/29/2006	(2)	—	—		—		426,781	(3)	—	—	520,673	(4)

William J. Caragol	—	—		—	875,000		875,000		—		—	—	—

	03/02/2007	03/02/2007		—	—		—		50,000	(5)	—	—	287,500	(4)

Daniel A. Gunther	—	—		—	462,963	(6)	462,963	(6)	—		—	—	—

	03/02/2007	03/02/2007		—	—		—		50,000	(5)	—	—	287,500	(4)

(1)	Our non-equity incentive plans, under which our named executive officers have been paid incentive compensation, in cash, with respect to 2007, consist of:
•	the executive management incentive compensation plan for fiscal year 2007 to which Messrs. Silverman and Caragol are a party; and
•	the senior management incentive compensation plan for fiscal year 2007 to which Mr. Gunther is a party.

The terms of the management incentive compensation plans with respect to 2007 to which each of Messrs. Silverman, Caragol and Gunther are parties provide for target/maximum amounts of incentive compensation based upon the achievement of specified performance objectives. For more information, see “Our 2007 Senior Management Incentive Compensation Plans and Comparable Arrangements.”

(2)	Reflects the date the board of directors of Digital Angel approved the December 5, 2006 Agreement and the authorization to issue shares of Digital Angel common stock in connection therewith. For more information on the December 5, 2006 Agreement, see “Compensation of Scott R. Silverman,” above for more information.

(3)	Reflects payments made in connection with Digital Angel’s obligations to Mr. Silverman under the December 5, 2006 Agreement. The shares were issued under a letter agreement between Digital Angel and Mr. Silverman dated March 14, 2007. See “Compensation of Scott R. Silverman,” above for more information.

(4)	The grant date fair value of the equity award was determined under the Black Scholes pricing model in accordance with FAS 123R. For information regarding assumptions made in determining the amount under the Black Scholes pricing model, see Note 9 of our consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(5)	On March 2, 2007, Mr. Caragol and Mr. Gunther each received a restricted stock award of 50,000 restricted shares of our common stock. Mr. Caragol’s award vests on March 2, 2009. On April 28, 2008, Mr. Gunther voluntarily entered into a termination agreement with us to terminate his restricted stock award of 50,000 restricted shares of our common stock.

(6)	The target incentive compensation amounts specified in the senior management incentive compensation plans of Mr. Gunther are stated in Canadian dollars. That amount for Mr. Gunther is CDN$500,000. The amounts reported in the table have been converted to U.S. dollars using the average exchange rate for 2007 of 1.08 Canadian dollars for each U.S. dollar.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Executive Employment Arrangements
Scott R. Silverman
Scott R. Silverman was appointed as our chief executive officer effective December 5, 2006 and entered into an employment and non-compete agreement with us dated December 5, 2006. The employment agreement provides for an initial base salary of $420,000 per year, with the base salary being subject to an annual increase of no less than 10% in each of the second and third years of the term of the agreement. The term of the agreement is five years from the effective date. Mr. Silverman is entitled to all benefits for which our salaried employees are generally eligible under either compensation or employee benefit plans and programs, on the same basis as our similarly situated executive employees. Currently, Mr. Silverman participates in the Company’s 401(k) plan and Company-paid health insurance. He is reimbursed for reasonable business expenses and is provided the use of automobiles leased by the Company. In addition, annual dues relating to Mr. Silverman’s membership at a private club are paid for by the Company. The membership dues at the private club are approximately $3,198 per year. He also receives a Company-paid $2,000,000 executive term life policy, under which we are the beneficiary of $1,750,000. In addition, we are obligated to pay to Mr. Silverman $45,000 per year during the term of the agreement, payable in two equal installments of $22,500 on or before January 15 and July 15, representing non-allocable expenses that are deemed to be additional compensation to Mr. Silverman.
The employment agreement specifies that Mr. Silverman will be eligible to receive incentive bonus compensation for each calendar year during the term of the agreement in an amount to be reasonably determined by our board of directors. Our board must consider bonuses paid by similarly situated employers to similarly situated employees in making its determination. On April 2, 2007, our compensation committee approved an executive management incentive compensation plan for fiscal year 2007 for Mr. Silverman. Under the plan, Mr. Silverman was able to earn up to $1,550,000 and earned $800,000. For a description of the plan, see “Our 2007 Senior Management Incentive Compensation Plans and Comparable Arrangements” below. The employment agreement contemplates similar plans for each year of its term.
Under the employment agreement, Mr. Silverman received 500,000 shares of restricted common stock. The shares are subject to forfeiture in the event Mr. Silverman resigns or is terminated for cause on or before December 31, 2008.
For a description of the termination and change in control provisions of Mr. Silverman’s employment agreement, see “Potential Payments Upon Termination or Change in Control — Scott R. Silverman” below.
The employment agreement prohibits Mr. Silverman from competing, directly or indirectly, with us or any of our affiliates in any of our or their respective businesses during the term of the employment agreement and for a period of up two years following his resignation from the Company. The employment agreement also includes a provision relating to non-disclosure of proprietary information.
William J. Caragol
William J. Caragol was appointed as our chief financial officer effective August 21, 2006 and entered into an offer letter with us dated August 2, 2006. The offer letter provides for an initial base salary of $150,000 per year and other benefits generally available for similarly situated employees, such as participation in the Company’s 401(k) plan and Company-paid health insurance. In addition, pursuant to the offer letter, certain of the moving and related expenses associated with the relocation of Mr. Caragol and his family from Northern Virginia to Florida were paid or reimbursed by the Company. On March 2, 2007, the compensation committee approved an increase in Mr. Caragol’s base salary to $165,000. Then, on May 4, 2007, in connection with our board’s decision to appoint Mr. Caragol to serve as our president, the compensation committee approved an increase in Mr. Caragol’s base salary to $185,000. In 2008, the compensation committee approved a further increase in Mr. Caragol’s base salary to $203,500.

The offer letter includes provisions relating to ownership of proprietary information, disclosure and ownership of inventions and non-solicitation of customers. Mr. Caragol has agreed that, while our employee and for the one-year period following the end of his employment, he will not, directly or indirectly, attempt to solicit or in any other way disturb or service any person, firm or corporation that has been a customer, employee or vendor of the Company, or that of its current or future affiliates, at any time within one year prior to the end of his employment. On April 2, 2007, our compensation committee approved an executive management incentive compensation plan for fiscal year 2007 for Mr. Caragol. Under the plan, Mr. Caragol was able to earn up to $875,000 and earned $450,000. For a description of the plan, see “Our 2007 Senior Management Incentive Compensation Plans and Comparable Arrangements” below.
Daniel A. Gunther
Daniel A. Gunther was appointed as our president effective June 10, 2005. Mr. Gunther entered into an employment agreement with us dated August 11, 2005, with an effective date of June 10, 2005, which provided for an initial base salary of CDN $210,000 per year and other benefits generally available for similarly situated employees, such as company-paid health insurance. On March 2, 2007, the employment agreement was amended to increase Mr. Gunther’s annual salary to CDN $250,000 as a result of his appointment as president and chief executive officer of the Canadian subsidiaries.
The employment agreement includes provisions relating to ownership of proprietary information, disclosure and ownership of inventions and non-solicitation of customers. In the last regard, Mr. Gunther has agreed that, while our employee and for the one-year period following the end of his employment, he will not, directly or indirectly, attempt to solicit or in any other way disturb or service any person, firm or corporation that has been a customer, employee or vendor of the Company, or that of its current or future affiliates, at any time within one year prior to the end of his employment.

Our 2007 Senior Management Incentive Compensation Plans and Comparable Arrangements
In 2007, each of Messrs. Silverman, Caragol and Gunther were eligible to receive cash incentive compensation upon the attainment of specific performance objectives. The tables below for each of Messrs. Silverman, Caragol and Gunther set forth:
•	the performance objectives applicable to his incentive compensation for 2007; and
•	the weighting of such performance objectives, stated as a dollar amount.
Scott R. Silverman

Performance Objective(1)	Weighting
Consolidated revenue of $32.0 million for 2007(2)	$150,000
Consolidated revenue of $33.6 million for 2007(3)	$50,000
Consolidated revenue of $35.2 million for 2007(3)	$50,000
Implantable revenue of $250 thousand for 2007(3)	$50,000
Implantable revenue of $500 thousand for 2007(3)	$50,000
Implantable revenue of $750 thousand for 2007(3)	$50,000
Implantable revenue of $1.0 million for 2007(3)	$50,000
December 31, 2007 common stock price in excess of IPO price(3)	$100,000
December 31, 2007 common stock price 25% in excess of IPO price(3)	$50,000
Total cash at December 31, 2007 of $8.5 million(2)	$50,000
Strategic partnership and distribution agreements (other than Henry Schein)(2)	$50,000
Strategic acquisition(3)	$50,000
EBITDA of Canadian operations of $4.8 million(2)	$100,000
SOX 404 and audit opinion without material deficiencies(2)	$50,000
VeriMed hospitals in network of 800 at December 31, 2007 and protocol adopted hospitals of 200 at December 31, 2007(2)	$50,000
Analyst coverage by three equity research analysts(2)	$100,000
Discretionary by the Compensation Committee(4)	$500,000
MAXIMUM POTENTIAL	$1,550,000

(1)	The attainment of these performance objectives was determined by our compensation committee on December 14, 2007.

(2)	Mr. Silverman achieved these objectives.

(3)	Mr. Silverman did not achieve these objectives.

(4)	The discretionary amount granted by the compensation committee was $250,000.
Thus, Mr. Silverman earned $800,000 under the executive management incentive plan. This amount has been reflected as the amount earned by Mr. Silverman as non-equity incentive plan compensation in the Summary Compensation Table above.

William J. Caragol

Performance Objective(1)	Weighting
Consolidated revenue of $32.0 million for 2007(2)	$100,000
Consolidated revenue of $33.6 million for 2007(3)	$50,000
Consolidated revenue of $35.2 million for 2007(3)	$50,000
Implantable revenue of $250 thousand for 2007(3)	$25,000
Implantable revenue of $500 thousand for 2007(3)	$25,000
Implantable revenue of $750 thousand for 2007(3)	$25,000
Implantable revenue of $1.0 million for 2007(3)	$25,000
December 31, 2007 common stock price in excess of IPO price(3)	$33,500
December 31, 2007 common stock price 25% in excess of IPO price(3)	$16,500
Total cash at December 31, 2007 of $8.5 million(2)	$50,000
Strategic partnership and distribution agreements (other than Henry Schein)(2)	$25,000
Strategic acquisition(3)	$25,000
EBITDA of Canadian operations of $4.8 million(2)	$50,000
SOX 404 and audit opinion without material deficiencies(2)	$50,000
VeriMed hospitals in network of 800 at December 31, 2007 and protocol adopted hospitals of 200 at December 31, 2007(2)	$25,000
Analyst coverage by three equity research analysts(2)	$50,000
Discretionary by the Compensation Committee(4)	$250,000
MAXIMUM POTENTIAL	$875,000

(1)	The attainment of these performance objectives was determined by our compensation committee on December 14, 2007.

(2)	Mr. Caragol achieved these objectives.

(3)	Mr. Caragol did not achieve these objectives.

(4)	The discretionary amount granted by the compensation committee was $100,000.
Thus, Mr. Caragol earned $450,000 under the executive management incentive plan. This amount has been reflected as the amount earned by Mr. Caragol as non-equity incentive plan compensation in the Summary Compensation Table above.
Daniel A. Gunther

Weighting
(CDN
Performance Objective	$500,000)
Quarterly for achieving revenue objectives for Canadian-based businesses(1)	$200,000
Annual for achieving revenues and EBITDA objectives for Canadian-based businesses(2)	$200,000
Annual for exceeding revenues and EBITDA objectives(3)	$100,000

(1)	The quarterly component was based on the amount of 2007 quarterly year-to-date revenue from our Canadian-based businesses relative to the budgeted annual revenue amount for these businesses in 2007 of US$32,004,000. The quarterly incentive compensation was earned in the applicable quarter and was calculated at the end of each fiscal quarter. If year-to-date revenue to the end of any fiscal quarter did not exceed the following minimum year-to-date revenue thresholds at the end of each quarter, no additional incentive compensation was paid with respect to such quarter: as of March 31, 2007 — US$7,019,000; as of June 30, 2007 — US$14,202,500; as of September 30, 2007 - US$21,761,650; and as of December 31, 2007 — US$30,403,800.

(2)	This annual component was based upon the amount of budged revenues for Canadian operations of US$32,004,000 and a minimum EDITDA from Canadian operations of US$4,800,000. If both of these objectives were not achieved, no annual incentive compensation would be paid with respect to this component.

(3)	This component was based upon exceeding both the annual budgeted revenues and budged EBITDA from Canadian operations by 5%. Thus, this component was based upon the amount of budged revenues for Canadian operations of US$33,604,200 and a minimum EDITDA from Canadian operations of US$5,040,000. If both of these objectives were not achieved, no annual incentive compensation would be paid with respect to this component.
Mr. Gunther met all of the performance objectives except for exceeding revenue and EBITDA objectives and thus earned CDN$400,000, or US$370,370 using the average exchange rate for 2007 of 1.08 Canadian dollars for each U.S. dollar, under his senior management incentive compensation plan. This amount in U.S. dollars has been reflected as the amount earned by Mr. Gunther as non-equity incentive plan compensation in the Summary Compensation Table above.

Outstanding Equity Awards as Of December 31, 2007
The following table provides information as of December 31, 2007 regarding unexercised stock options and restricted stock awards granted to each of our named executive officers by us and Digital Angel.
Outstanding Equity Awards as Of December 31, 2007

	Option Awards							Stock Awards
													Equity
												Equity	Incentive
												Incentive	Plan
												Plan	Awards:
												Awards:	Market
					Equity							Number	or Payout
					Incentive							of	Value of
					Plan			Number				Unearned	Unearned
					Awards:			of Shares		Market		Shares,	Shares,
	Number of				Number of			or Units		Value of		Units or	Units or
	Securities		Number of		Securities			of Stock		Shares or		Other	Other
	Underlying		Securities		Underlying			That		Units of		Rights	Rights
	Unexercised		Underlying		Unexercised	Option		Have		Stock That		That	That
	Options		Unexercised		Unearned	Exercise	Option	Not		Have Not		Have Not	Have Not
	(#)		Options (#)		Options	Price	Expiration	Vested		Vested		Vested	Vested
Name	Exercisable(1)		Unexercisable		(#)	($)(2)	Date	(#)		($)		(#)	($)
Scott R. Silverman(3)

VeriChip	—		—		—	—	—	500,000	(4)	$1,125,000	(5)	—	—
Corporation	111,111		—		—	$0.225	2/7/2010	—		—		—	—
	100,000		—		—	$0.225	4/1/2011	—		—		—	—
	100,000		—		—	$1.125	5/26/2012	—		—		—	—

Digital	200,000		—		—	$3.900	11/3/2011	—		—		—	—
Angel	100,000		—		—	$3.200	2/4/2008	—		—		—	—
	60,000		—		—	$2.800	7/25/2008	—		—		—	—
	750,000		—		—	$3.230	7/6/2013	—		—		—	—
	759,951		—		—	$2.570	4/8/2012	—		—		—	—
	5,500		—		—	$2.240	4/8/2012	—		—		—	—
	92,049		—		—	$5.850	4/8/2012	—		—		—	—
	175,000		—		—	$4.050	1/25/2014	—		—		—	—
	70,000	(6)	—		—	$2.970	2/7/2011	—		—		—	—
	350,000	(6)	—		—	$1.370	9/5/2013	—		—		—	—
	350,000	(6)	—		—	$2.780	12/31/2013	—		—		—	—
	700,000	(6)	—		—	$2.450	2/18/2014	—		—		—	—
	280,000	(6)	—		—	$3.630	2/25/2015	—		—		—	—
	196,000	(6)	—		—	$4.010	3/7/2015	—		—		—	—
	560,000	(6)	—		—	$2.330	6/14/2016	—		—		—	—

Daniel A.	55,556		—		—	$7.425	8/11/2013	—		—		—	—
Gunther	—		—		—	—	—	50,000	(7)	112,500	(8)	—	—

William J.	—		33,333	(9)	—	$9.990	8/21/2016	—		—		—	—
Caragol	16,667		—		—	$9.990	8/12/2016	—		—		—	—
	—		—		—	—	—	50,000	(7)	112,500	(8)	—	—

(1)	On December 12, 2005, our board of directors approved a proposal which provided for vesting on December 30, 2005 of all of our then outstanding and unvested stock options previously awarded to our directors, employees and consultants and one employee of Digital Angel. In connection with the acceleration of these options, our board stipulated that a grantee that acquires any shares through exercise of any of such options shall not be permitted to sell such shares until the earlier of (i) the original vesting date applicable to such option or (ii) the date on which such grantee’s employment terminates for any reason. The board of directors of Digital Angel took similar action with respect to their then outstanding and unvested stock options. Due to this acceleration, the only VeriChip stock options that were not exercisable as of December 31, 2007 are the VeriChip stock options granted to Mr. Caragol on August 21, 2006, 16,667 of which vested on August 21, 2007, 16,667 of which vest on August 21, 2008 and 16,666 of which vest on August 21, 2009.

(2)	The exercise price of VeriChip stock options reflected in the table represents the estimated fair market value of our common stock on the date of grant, as determined by our management and board of directors. Based on information provided to us by Digital Angel, the exercise price of Digital Angel stock options reflected in the table is based on the closing price of Digital Angel’s common stock, as reported on the applicable Nasdaq market on the day prior to the date of grant.

(3)	Includes: (i) options we granted to Mr. Silverman in his capacity as our director; and (ii) options granted by Digital Angel to Mr. Silverman while he was a special advisor to the board of Digital Angel, and later a director and executive officer of Digital Angel.

(4)	This restricted stock award vests on December 31, 2008.

(5)	The market value of the restricted stock was computed by multiplying the closing market price of a share of our common stock as reported on the applicable Nasdaq market on December 31, 2007, or $2.25, by the number of restricted shares, or 500,000.

(6)	In connection with the merger of Digital Angel and DAC on December 28, 2007, these options were original issued by DAC and were cancelled and converted into an option to purchase 1.4 shares of Digital Angel common stock for every share of DAC common stock at a price per share equal to the exercise price per share of the DAC option divided by 1.4.

(7)	Mr. Caragol’s restricted stock award vests on March 2, 2009. On April 28, 2008, Mr. Gunther voluntarily entered into a termination agreement with us to terminate his restricted stock award of 50,000 restricted shares of our common stock.

(8)	The market value of the restricted stock was computed by multiplying the closing market price of a share of our common stock as reported on the applicable Nasdaq market on December 31, 2007, or $2.25, by the number of restricted shares, or 50,000.

(9)	Options exercisable for 16,667 shares of our common stock vest on August 21, 2008, and options exercisable for 16,666 shares of our common stock vest on August 21, 2009.
2007 Option Exercises and Stock Vested
In 2007, none of our named executive officers exercised any stock options or similar awards we or Digital Angel granted to them, nor did any restricted stock granted by us or Digital Angel to any of our named executive officers vest.
Pension Benefits
None of our named executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.
Nonqualified Deferred Compensation
None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change in Control
We have entered into employment agreements, as well as an Executive Management Change in Control Plan, with certain of our named executive officers that require us to make payments upon termination or a change in control of the Company. These arrangements are discussed below.
Scott R. Silverman
The compensation due Mr. Silverman in the event of the termination of his employment agreement with us varies depending on the nature of the termination.
Resignation and Termination for Cause. In the event the agreement is terminated by reason of Mr. Silverman’s resignation or for “cause,” Mr. Silverman is entitled to:
•	any and all earned but unpaid base salary and any and all earned but unpaid incentive compensation as of the date of termination, to be paid within 30 days of Mr. Silverman’s last day of service; and

•	50% of his then base salary for a period of two years from the date of termination.
In addition, any outstanding stock options held by Mr. Silverman on his last day of service remain exercisable for the term of the options.
“Cause” is defined as conviction of a felony or Mr. Silverman’s being prevented from providing services under his employment agreement as a result of his violation of any law, regulation and/or rule.
If Mr. Silverman had been terminated for cause or if he had resigned on December 31, 2007, Mr. Silverman would have received an aggregate of $420,000 payable on a bi-weekly basis over a period of two years from the date of termination. We would not have been required to take a compensation charge in connection with the value of his stock options exercisable for shares of our common stock. The 500,000 restricted shares of our common stock granted to Mr. Silverman in connection with his appointment as our chief executive officer would be forfeited in the event Mr. Silverman resigns or is terminated for cause on or before December 31, 2008.
Disability, Death, Constructive Termination or Termination Without Cause. In the event the agreement is terminated by reason of Mr. Silverman’s “total disability,” “constructive termination” (each defined below), death, or without cause, Mr. Silverman is entitled to, in addition to our maintaining his fringe benefits through December 31, 2011:
•	any and all earned but unpaid base salary and any and all earned but unpaid incentive compensation as of the date of termination;

•	the greater of (A) his then base salary from the date of termination through December 31, 2011, or (B) two times his then base salary; and

•	the average bonus paid by us to Mr. Silverman for the three full calendar years immediately prior to the date of termination, or 50% of the bonus paid by Digital Angel to Mr. Silverman in 2006, if the termination occurred in 2007, or 75% of the bonus paid by us to Mr. Silverman in 2007, if the termination occurs in 2008, which amount shall be interpolated from the date of termination through December 31, 2011.
In addition, any outstanding stock options held by Mr. Silverman on his last day of service will vest and become exercisable as of the date of termination, and will remain exercisable for the term of the options. Mr. Silverman would also retain all rights to the 500,000 restricted shares of our common stock granted to him in connection with his appointment as our chief executive officer. We have also agreed to continue to pay all remaining lease payments on the automobile then used by Mr. Silverman and to maintain Mr. Silverman on our group medical plan on the same conditions as if he remained an employee until he is eligible to be covered under another comparable group medical plan.

“Total disability” is defined as Mr. Silverman’s inability, due to illness, accident or any other physical or mental incapacity, to perform his usual responsibilities performed by him for us prior to the onset of such disability, for one hundred eighty (180) consecutive days during the term of the agreement. “Constructive termination” is defined as a material breach by us of our obligations under the agreement.
If Mr. Silverman had been terminated on December 31, 2007, without cause or as a result of his total disability, death or constructive termination, Mr. Silverman would have received $3,786,600, such payment to be made at our option in cash or our stock within sixty (60) days of his last day of service. Mr. Silverman would have also received benefits (i.e., Company-paid health, dental and life insurance, disability insurance, reimbursement for physical examinations and related services, automobile lease payments and annual membership dues for private club) approximately $151,038.
Under the agreement, if Mr. Silverman, at his sole option, does not desire to receive stock in connection with a termination without cause or resulting from his total disability, death, or constructive termination, then we would be obligated to pay him fifty percent (50%) of the amounts due in cash within sixty (60) days of his last day of service, with the remaining amount due to be paid within one hundred eighty (180) days of his last day of service; provided, that we would be obligated to continue to pay him his then base salary for one hundred eighty (180) days from his last day of service, which payments would be credited against the amount due by us to him.
Change in Control. In the event of a “change in control,” Mr. Silverman is entitled to the sum of:
•	any and all earned but unpaid base salary and earned but unpaid incentive compensation as of the date of the change in control;

•	five times his then base salary; and

•	five times the average incentive compensation paid by us to Mr. Silverman for the three full calendar years immediately prior to the change in control, or the number of calendar years completed prior to the change in control, if less than three calendar years.
In addition, any outstanding stock options will vest and become exercisable at the date of the change in control and will remain exercisable for the term of the option. We have also agreed to continue to pay all remaining lease payments on the automobile then used by Mr. Silverman.
Under the agreement, a “change in control” shall be deemed to occur if any person or entity (or persons or entities acting as a group) acquires our stock that, together with stock then held by such person, entity or group, results in such person, entity or group holding more than fifty (50%) percent of the fair market value or total voting power of us, as well as the members of our board of directors prior to the transaction no longer constituting a majority of the members of our board of directors following such transaction. The following shall not be deemed a change in control:
•	the acquisition of our stock by our parent company, Digital Angel or its affiliates;

•	a public offering or sale to the public of our stock; or
•	a merger with another company, unless such merger also results in the members of our board of directors prior to such transaction not constituting a majority of our board of directors following such transaction.

In the event a change in control (as defined in the employment agreement) had occurred on December 31, 2007, Mr. Silverman would have received $6,100,000, payable within ten (10) days of the change in control. Mr. Silverman would also have received benefits (automobile lease payments) in the amount of approximately $43,163.
The employment agreement prohibits Mr. Silverman from competing with us or any of our affiliates by directly or indirectly engaging in any of our or their respective businesses, or any business comparable to our business or that of our affiliates, during the term of the employment agreement and for a period of two years following his resignation from us at any location at which we or our affiliates conduct business and/or provide any services. The employment agreement also includes a provision relating to non-disclosure of proprietary information.
Daniel A. Gunther
The compensation due Mr. Gunther in the event of the termination of his employment agreement with us varies depending on the nature of the termination. For information about the compensation due Mr. Gunther in the event of a change in control of the Company, see “Executive Management Change in Control Plan” below.
Resignation and Termination for Cause. In the event the employment agreement dated March 2, 2007, between us and Mr. Gunther is terminated by reason of Mr. Gunther’s resignation or for “cause,” Mr. Gunther is not entitled to any compensation. “Cause” is defined as conviction of a felony or Mr. Gunther’s being prevented from providing services under his agreement as a result of his violation of any law, regulation and/or rule.
Termination for Any Reason Other Than For Cause. In the event the agreement is terminated by us for any reason other than for cause, including any material breach of the employment agreement, Mr. Gunther’s termination payment shall be equal to two multiplied by the sum of (a) Mr. Gunther’s then current base salary and (b) Mr. Gunther’s average aggregate incentive compensation for the then previous three fiscal years of the Company (or, in the event Mr. Gunther’s termination occured in 2007, the average of Mr. Gunther’s aggregate incentive compensation with respect to each of 2005 and 2006). Such termination payment is to be made within 30 days of the date of termination. If Mr. Gunther had been terminated on December 31, 2007, Mr. Gunther would have received a termination payment in the amount of approximately US$912,782.
Executive Management Change in Control Plan
Under this plan, in the event of a “Change in Control” (as defined below)—provided that either Messrs. Caragol or Gunther, as the case may be, was (i) an employee of the Company on the date of the consummation of the Change in Control transaction or (ii) was an employee of the Company within the immediately preceding six-month period prior to the consummation of the Change in Control transaction, who was terminated without “cause” during such six-month period—Messrs. Caragol or Gunther, as the case may be, is entitled to the sum of:
•	any and all earned but unpaid base salary and earned but unpaid incentive compensation as of the date of the Change in Control;

•	the Multiplier (as defined below) times his then base salary; and

•	the Multiplier times the average bonus paid by us to him (either Messrs. Caragol or Gunther, as the case may be) for the three full calendar years immediately prior to the Change in Control (provided, however, that if the Change in Control occurred in 2007, then the average bonus shall mean the average of the bonus earned in 2006 and the pro rata portion of the total target bonus for 2007, and if the Change in Control occurs in 2008, then the average bonus shall mean the average of bonuses earned in 2006 and 2007).

A “Change in Control” shall be deemed to have occurred as of the first day that any one or more of the following conditions shall have been satisfied:
•	the consummation of any transaction (including, without limitation, any merger or consolidation) the result of which is that any “person” as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, (the “Exchange Act”) (other than a Controlling Stockholder (as defined below), any trustee or other fiduciary holding securities under any employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company’s then outstanding securities entitled generally to vote in the election of the Board of Directors of the Company (other than the occurrence of any contingency);

•	the stockholders of the Company approve a merger or consolidation of the Company with any other corporation or entity, which is consummated, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

•	the effective date of a complete liquidation of the Company or the consummation of an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets, which in both cases are approved by the stockholders of the Company as may be required by law.
“Cause” shall include, but not be limited to, gross negligence, willful misconduct, flagrant or repeated violations of the Company’s policies, rules or ethics, a material breach by either of Mr. Caragol or Mr. Gunther, as the case may be, of any employment agreement between him and the Company, alcohol, substance abuse, sexual or other unlawful harassment, disclosure of confidential or proprietary information, engaging in a business competitive with the Company, or dishonest, illegal or immoral conduct.
“Multiplier” is defined as 1.5, but increased by 0.5 on December 31, 2007 and by an additional 0.5 on each December 31 after December 31, 2007, until the Multiplier reaches a cap of 3.
“Controlling Stockholder” means (i) Digital Angel, (ii) any direct or indirect subsidiary of Digital Angel, whether or not existing on March 2, 2007, and (iii) any direct or indirect subsidiary of Digital Angel with which Digital Angel merges or consolidates (irrespective of which entity is the surviving corporation) or to which Digital Angel sells all or substantially all of its assets—provided that a Controlling Stockholder shall cease to be a Controlling Stockholder if any “person” as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than another Controlling Stockholder) is or becomes (including, without limitation, as a result of a merger, consolidation, tender offer or otherwise) the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of such Controlling Stockholder representing more than 50% of the combined voting power of such Controlling Stockholder’s then outstanding securities entitled generally to vote in the election of the Board of Directors of such Controlling Stockholder (other than upon the occurrence of any contingency).
For purposes of calculating the change in control compensation due upon a Change in Control, such compensation will be decreased by the amount of any compensation (salary or bonus) that is contractually guaranteed by an acquiror in a Change in Control transaction, so long as the guaranteed compensation relates to an executive position that is of the same or increased level of responsibility and authority and at the same or higher salary and bonus levels as the executive held as of March 2, 2007. Such Change in Control compensation must be paid within ten (10) days of the consummation of the Change in Control transaction.

In addition, any outstanding stock options, restricted stock or other incentive compensation awards held by the executive as of the date of the Change in Control shall become fully vested and exercisable as of such date, and, in the case of stock options, shall remain exercisable for the life of the option (or, in the case of any Change in Control transaction involving all of the common stock of the Company, such options shall vest immediately prior to the consummation of the Change in Control transaction so that the shares issuable upon such exercise may be sold in the Change in Control transaction).
In the event a Change in Control had occurred on December 31, 2007, Mr. Caragol and Mr. Gunther would have received change in control compensation in the amount of approximately US$1,094,436 and US$1,033,822, respectively.

Director Compensation
The following table provides compensation information for persons serving as members of our board of directors during 2007.
2007 Director Compensation

						Change in
						Pension Value
	Fees					and
	Earned				Non-Equity	Nonqualified
	or Paid	Stock	Option		Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards		Compensation	Compensation	Compensation	Total
Name	($)	($)	($)(1)		($)	Earnings	($)	($)
Tommy G. Thompson(2)	—	—	—		—	—	—	—

Daniel E. Penni(3)	20,000	—	76,413	(4)	—	—	—	41,195

Paul C. Green(5)	24,000	—	212,258	(6)	—	—	—	82,874

Constance K. Weaver(7)	20,000	—	76,413	(8)	—	—	—	41,195

Jeffrey S. Cobb(9)	20,000	—	70,167	(10)	—	—	—	49,014

(1)	The dollar amount of this award reflected in the table represents the amount recognized in 2007 for financial statement reporting purposes in accordance with FAS 123R. For information regarding assumptions made in determining the amount under the Black Scholes pricing model, see Note 9 of our consolidated financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	As of December 31, 2007, Mr. Thompson held options to purchase 55,556 shares of our common stock. On March 8, 2007, Mr. Thompson resigned from our board of directors.

(3)	As of December 31, 2007, Mr. Penni held options to purchase 91,666 shares of our common stock. On January 11, 2008, Mr. Penni resigned from our board of directors.

(4)	On March 2, 2007, Mr. Penni was granted a stock option to purchase 25,000 shares of our common stock at an exercise price of $5.75 per share. The grant date fair value of the award was $21,195, which amount has been determined in accordance with FAS 123R.

(5)	As of December 31, 2007, Mr. Green held options to purchase 69,444 shares of our common stock.

(6)	On March 2, 2007, Mr. Green was granted a stock option to purchase 25,000 shares of our common stock with an exercise price of $5.75 and a stock option to purchase 44,444 shares of our common stock with an exercise price of $5.75. The grant date fair value of these issuances was $58,874, which amount has been determined in accordance with FAS 123R.

(7)	As of December 31, 2007, Ms. Weaver held options to purchase 102,777 shares of our common stock. On January 11, 2008, Ms. Weaver resigned from our board of directors.

(8)	On March 2, 2007, Ms. Weaver was granted a stock option to purchase 25,000 shares of our common stock at an exercise price of $5.75 per share. The grant date fair value of the award was $21,195, which amount has been determined in accordance with FAS 123R.

(9)	As of December 31, 2007, Mr. Cobb held options to purchase 25,000 shares of our common stock.

(10)	On March 9, 2007, Mr. Cobb was granted a stock option to purchase 25,000 shares of our common stock at an exercise price of $5.28 per share. The grant date fair value of the award was $19,014, which amount has been determined in accordance with FAS 123R.

Our board of directors approved that each of our non-employee directors would receive cash compensation for his or her service as a director, effective upon our becoming a public company in February 2007, as follows:
•	a quarterly fee of $5,000; and

•	an additional quarterly fee of $1,000 to the chairperson of our audit committee.
On February 21, 2008, our board of directors increased non-employee director compensation from $5,000 to $7,500 per quarter. A non-employee director serving as chairman of a committee will receive an additional $2,500 per quarter. Our non-employee directors will also continue to be reimbursed for out-of-pocket expenses incurred in attending board and board committee meetings.
At December 31, 2007, Ms. Weaver, who was a member of our board of directors until January 11, 2008, who was a member of the DAC board of directors until January 3, 2008, and who is a member of the Digital Angel board of directors, owned fully vested options exercisable for:
•	411,430 shares of Digital Angel common stock; and

•	200,000 shares of Thermo Life common stock.
At December 31, 2007, Mr. Penni, who was a member of our board of directors until January 11, 2008, who was a member of the DAC board of directors until January 3, 2008, and who serves as a member of the Digital Angel board of directors, owned fully vested options exercisable for:
•	330,300 shares of Digital Angel common stock; and

•	200,000 shares of Thermo Life common stock.
At December 31, 2007, Mr. Thompson, who was a member of our board of directors until March 8, 2007, owned fully vested options exercisable for 100,000 shares of Digital Angel common stock.
Compensation Committee Interlocks and Insider Participation
Our compensation committee currently consists of Jeffrey S. Cobb, Steven R. Foland and Barry M. Edelstein. During 2007, Daniel E. Penni and Mr. Cobb served on our compensation committee. Mr. Penni resigned from our board of directors on January 11, 2008. No member of the compensation committee simultaneously served both as a member of the compensation committee and as an officer or employee of ours during 2007. None of our executive officers serves as a member of the board of directors or the compensation committee, or committee performing an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of April 28, 2008 by:
•	each of our directors;

•	each of our named executive officers;

•	all of our executive officers and directors as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 28, 2008 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 10,906,877 shares of our common stock outstanding as of April 28, 2008. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o VeriChip Corporation, 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445.

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned(#)	Shares(%)
Five percent stockholders:
Applied Digital Solutions, Inc.(1) 1690 South Congress Avenue, Suite 200 Delray Beach, Florida 33445	5,355,556	49.1%
Austin W. Marxe (2) 527 Madison Avenue, Suite 2600 New York, New York 10022	986,099	9.0%
David M. Greenhouse (2) 527 Madison Avenue, Suite 2600 New York, New York 10022	986,099	9.0%

Named Executive Officers and Directors:
Scott R. Silverman(3)	866,111	7.7%
William J. Caragol(4)	119,667	1.1%
Daniel A. Gunther(5)	55,556	*
Jeffrey S. Cobb(6)	108,334	1.0%
Barry M. Edelstein(7)	100,000	*
Steven R. Foland(8)	55,600	*
Paul C. Green(9)	123,149	1.1%
Executive Officers and Directors as a Group (7 persons) (10)	1,528,416	12.6%

*	Less than 1%

(1)	Digital Angel has pledged 3,611,111 shares and 4,284,445 shares to Laurus Master Fund, Ltd. and Kallina Corporation, respectively, to secure, in part, loans from each of the lenders to Digital Angel. The 3,611,111 shares that were pledged to Laurus Master Fund, Ltd. were also pledged to Kallina Corporation.

(2)	Austin W. Marxe and David M. Greenhouse share voting and investment control over all securities owned by Special Situations Fund III QP (“QP”), Special Situations Technology Fund, L.P. (“Tech”) and Special Situations Technology Fund II, L.P. (“Tech II”). 544,522 shares of our common stock are owned by QP, 62,179 shares of our common stock are owned by Tech and 379,398 shares of our common stock are owned by Tech II. The interest of Messrs. Marxe and Greenhouse in the shares of our common stock owned by QP, Tech and Tech II is limited to the extent of their pecuniary interest. The information included in the table is based solely on the Form 4 filed jointly with the SEC on February 1, 2008 by Messrs. Marxe and Greenhouse.

(3)	Includes 550,000 restricted shares of our common stock, 311,111 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 28, 2008, and 5,000 shares of our common stock.

(4)	Includes 100,000 restricted shares of our common stock, 16,667 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 28, 2008, and 3,000 shares of our common stock.

(5)	Includes 55,556 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 28, 2008.

(6)	Includes 100,000 restricted shares of our common stock and 8,334 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 28, 2008.

(7)	Includes 100,000 restricted shares of our common stock.

(8)	Includes 50,000 restricted shares of our common stock and 5,600 shares of our common stock.

(9)	Includes 100,00 restricted shares of our common stock and 23,149 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 28, 2008.

(10)	Includes shares of our common stock beneficially owned by current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 28, 2008, in each case as set forth in the footnotes to this table.

The following table sets forth information regarding beneficial ownership of Digital Angel by (i) each of our directors and nominees, (ii) our named executive officers, and (iii) all the directors and executive officers as a group. The calculation of the percentage of outstanding shares is based on 118,615,205 shares of Digital Angel’s common stock outstanding on April 28, 2008, adjusted, where appropriate, for shares of stock beneficially owned but not yet issued. Except as otherwise indicated, each stockholder named has sole voting and investment power with respect to such stockholder’s shares. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o Applied Digital Solutions, Inc., 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445.

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned(#)(1)	Shares(%)
Named Executive Officers and Directors:
Scott R. Silverman	6,059,726	4.9%
William J. Caragol	25	*
Daniel A. Gunther	—	—
Jeffrey S. Cobb	—	—
Barry M. Edelstein	560,000	*
Steven R. Foland	—	—
Paul C. Green	—	—
Executive Officers and Directors as a Group (7 persons) (2)	6,619,751	5.4%

*	Less than 1%

(1)	This table includes presently exercisable stock options and options that are exercisable within sixty days of April 28, 2008, in accordance with Rule 13d-3(d) under the Exchange Act. The following directors and executive officers hold the number of exercisable options set forth following their respective names: Scott R. Silverman - 4,548,500; William J. Caragol — 0; Daniel A. Gunther — 0; Jeffrey S. Cobb — 0; Barry M. Edelstein — 560,000; Steven R. Foland — 0; Paul C. Green — 0; and all current directors and officers as a group - 5,108,500.

(2)	Includes shares of Digital Angel’s common stock beneficially owned by our current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 28, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Since the beginning of our fiscal year 2007, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any related person, including any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.
Director and Officer Roles and Relationships with Digital Angel and Its Other Affiliates
Several of our directors and executive officers have served, and in certain cases, continue to serve as directors and officers of Digital Angel and its other affiliates. By virtue of the relationships described below, certain of our directors and executive officers may face situations in which there are actual or apparent conflicts of interest that could interfere, or appear to interfere, with their ability to act in a manner that is in our best business interests.
At the board level:
•	Our chairman, Scott R. Silverman, served on the board of directors of Digital Angel from March 2002 until July 2007, and, from March 2003 until the end of his term of service, in the capacity of chairman.

•	Mr. Silverman served on the board of directors of DAC from July 2003 until December 2007 and, from February 2004 until the end of his term of service, in the capacity of chairman.

•	Mr. Silverman currently serves as chairman of the board of directors of InfoTech.

•	Barry M. Edelstein served as interim chief executive officer and president of DAC from August 2007 through December 2007, as well as a member of the board of directors of DAC from June 2005 until January 2008.

•	Jeffrey S. Cobb serves as a member of our compensation, audit, and nominating and governance committees and as a member of the compensation, audit, and nominating committees of InfoTech.
In addition, Dr. Howard S. Weintraub, a member of our medical advisory board, served as a member of the DAC board of directors until December 2007.
At the officer level:
•	Our chief executive officer, Mr. Silverman, served as president of Digital Angel from March 2002 to March 2003, acting president of Digital Angel from April 2005 to December 2006, and as the chief executive officer of Digital Angel from March 2003 to December 2006, until he assumed the position of our chief executive officer on December 5, 2006.

•	Mr. Silverman also served as the chief executive officer of Thermo Life.
In their various capacities with Digital Angel and its other affiliates, Messrs. Silverman, Edelstein and Cobb have been granted stock option awards by Digital Angel and, in certain cases, one or more of such other affiliates.
Transactions with Digital Angel
Transition Services Agreement
During the years ended December 31, 2005, 2004 and 2003, Digital Angel provided certain general and administrative services to us, including accounting, finance, payroll and legal services, telephone, rent and other miscellaneous items. The costs of these services were determined based on our use of such services. On December 27, 2005, we entered into a transition services agreement with Digital Angel, under which Digital Angel agreed to continue to provide us with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to our initial public offering. As compensation for these services, we agreed to pay Digital Angel approximately $62,000 per month for fixed costs allocable to these services, among other reimbursable expenses. On December 21, 2006, we and Digital Angel entered into an amended and restated transition services agreement, which became effective on February 14, 2007, the date of completion of our initial public offering. The term of the amended and restated agreement will continue until such time as we request that Digital Angel cease to perform the transition services, provided that Digital Angel is not obligated to continue to provide the transition services for more than twenty-four months following the effective date. Except for any request by us that Digital Angel cease to perform transition services, subject to certain notice provisions, the agreement may not be terminated by either party, except in the event of a material default in Digital Angel’s delivery of the transition services or in our payment for those services. The services to be provided by Digital Angel under the amended and restated transition services agreement are the same as those provided under the initial agreement. In connection with the December 21, 2006 amendment, the estimated monthly charge for the fixed costs allocable to these services was increased to approximately $72,000 per month, primarily as a result of an increased allocation for office space. Effective April 1, 2007, the estimated monthly charge for the fixed costs allocable to these services was reduced to $40,000 per month, primarily as a result of a reduction in allocable accounting fees and accounting and legal services. Effective January 1, 2008, the monthly cost was further reduced to $10,000 per month.

The terms of the transition services agreement and the amendment and restatement of the agreement were negotiated between certain of Digital Angel’s executive officers and certain of our executive officers. These executive officers were independent of one another, and the terms of the agreement were based upon historical amounts incurred by Digital Angel for payment of such services to third parties. However, these costs may not necessarily be indicative of the costs which would be incurred by us as an independent stand alone entity.
The cost of these services to us was $0.5 million and $0.8 million and $0.5 million in the years ended December 31, 2007, 2006 and 2005, respectively.
Intercompany Loan Agreement with Digital Angel
Until our initial public offering, we financed a significant portion of our operations and investing activities primarily through funds that Digital Angel provided. On December 27, 2005, we and Digital Angel entered into a loan agreement to memorialize the terms of existing advances to us and provide the terms under which Digital Angel would lend additional funds to us. We refer to this loan as the Digital Angel Loan. Through October 5, 2006, Digital Angel’s loan to us bore interest at the prevailing prime rate of interest as published by The Wall Street Journal. On October 6, 2006, we entered into an amendment to the loan agreement, which increased the principal amount available thereunder to $13.0 million, and we borrowed an additional $2.0 million under the agreement to make the second purchase price payment with respect to our acquisition of a wholly-owned subsidiary. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. That amendment further provided that the loan matured on July 1, 2008, but could be extended at Digital Angel’s sole option through December 27, 2010.
On January 19, 2007, February 8, 2007, February 13, 2007 and February 29, 2008, we entered into further amendments to the Digital Angel Loan documents, which increased the maximum principal amount of indebtedness that we may incur to $14.5 million. On February 9, 2007, the effective date of our initial public offering, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness under the Digital Angel Loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. Under the terms of the loan agreement, as amended, we were required to repay Digital Angel $3.5 million of principal and accrued interest upon the consummation of our initial offering. Accordingly, we paid Digital Angel $3.5 million on February 14, 2007. We were not obligated to repay an additional amount of the indebtedness until January 1, 2008. Effective with the payment of the $3.5 million, all interest which has accrued on the loan as of the last day of each month, commencing with the month in which such payment is made, will be added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan, plus all accrued and unpaid interest, is due on February 1, 2010.
On December 20, 2007, we entered into a letter agreement with Digital Angel, or the December 2007 Letter Agreement, which was amended on February 29, 2008, whereby we were required to pay $0.5 million to Digital Angel by December 21, 2007. In addition, we may prepay the outstanding principal amount before October 30, 2008 by providing Digital Angel with $10 million, plus (i) any accrued and unpaid interest between October 1, 2007 and the date of such prepayment, less (ii) the $0.5 million payment and any other principal payments made to reduce the outstanding principal amount between the date of the December 2007 Letter Agreement and the date of such prepayment. We are also required to register for resale all shares of our common stock that Digital Angel owns with the SEC and all applicable states within 120 days following the prepayment of outstanding principal amount. If prepayment of the outstanding principal amount is not made by 5:00 p.m. on October 30, 2008, the December 2007 Letter Agreement will expire.
The Digital Angel Loan was subordinated to our obligations under our credit agreement with the Royal Bank of Canada, or RBC, and was collateralized by security interests in all our property and assets, except as otherwise encumbered by the rights of the RBC. We repaid our obligation to RBC in full in January 2008, except for a $0.4 million secured interest. On February 29, 2008, we entered into a new financing and the Digital Angel Loan is now subordinated to our obligations under our new credit facility. Our new credit facility with Valens Offshore SPV II, Corp., or the Lender, is discussed below.

Valens Financing
On February 29, 2008, we obtained financing in the form of a $8.0 million secured term note, or the Valens Note, with the Lender. The Lender is an affiliate of Kallina Corporation and Laurus Master Fund, Ltd., which are Digital Angel’s lenders. The Note accrues interest at a rate of 12% per annum, and has a maturity date of March 31, 2009. The terms of the Note allow for optional redemption by paying 100% of the principal amount plus $120,000, if such amounts are paid prior to the six month anniversary of February 29, 2008, or $240,000, if such amounts are paid on or after the six month anniversary of February 29, 2008. Pursuant to the Agreement, we issued to the Lender 120,000 shares of our common stock.
Digital Angel Letter Agreement
We used part of the proceeds of the financing with the Lender to prepay $5.3 million of debt owed to Digital Angel pursuant to the Digital Angel Loan. In connection with the financing transaction with the Lender, we entered into a letter agreement with Digital Angel, dated February 29, 2008, under which we agreed, among other things, (i) to prepay the $5.3 million to Digital Angel, (ii) to amend the Digital Angel Loan documents to reduce the grace period from thirty days to five business days, (iii) to include a cross-default provision, under which an event of default under the Valens Note, if not cured within the greater of the applicable cure period or ten days after the occurrence thereof, is an event of default under the Digital Angel Loan, and (iv) to amend the December 2007 Letter Agreement. As a result of the $5.3 million payment, we are not required to make any further debt service payments to Digital Angel until September 1, 2009.
As consideration for providing financing to us, which in turn enabled us to make the $5.3 million prepayment to Digital Angel, Digital Angel issued to the Lender 230,000 shares of Digital Angel common stock.
As of December 31, 2007 and April 18, 2008, approximately $12.9 million and $7.6 million of principal and accrued interest, respectively, was outstanding on the Digital Angel Loan.
Tax Allocation Agreement with Digital Angel
From our inception and through February 14, 2007, the date of completion of our initial public offering, we were included in Digital Angel’s federal consolidated income tax group, and our federal income tax liability, if any, was included in Digital Angel’s consolidated federal income tax liability. Effective February 14, 2007, we are no longer part of Digital Angel’s consolidated income tax group under applicable provisions of the Internal Revenue Code of 1986, as amended, and regulations thereunder, and will file separate tax returns.
We and Digital Angel entered into a tax allocation agreement providing for each of the parties’ obligations concerning various tax liabilities. Under the agreement, effective February 14, 2007, we are generally liable for, and will indemnify Digital Angel if necessary, with respect to federal income taxes and any state taxes measured by net income, and any interest or penalties thereon or additions to such tax, that are either (i) imposed on or incurred by us for any taxable period ending prior to February 14, 2007 or (ii) equitably apportioned to us by Digital Angel for all tax periods beginning before and ending on or after February 14, 2007. We are also liable for any other taxes (and any interest or penalties thereon or additions to such taxes) attributable to us or our subsidiaries for any period. Likewise, Digital Angel will remain responsible for all prior period taxes attributable to the other members of the consolidated group and will indemnify us with respect to such liabilities.
Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Accordingly, although the tax allocation agreement has allocated tax liabilities between Digital Angel and us, for any period in which we were included in Digital Angel’s consolidated group, we could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the group. Digital Angel will indemnify us for such liability, to the extent that such liability is not attributable to us, as described above.
Certain states may require that we be included in a unitary or other combined tax return with Digital Angel after February 14, 2007. If that occurs, Digital Angel will file such returns, and Digital Angel’s share of the actual tax liability will be allocated to us in a manner consistent with the methodology historically followed by Digital Angel and us.

Supply and Development Agreement
We and Digital Angel executed a supply and development agreement dated March 4, 2002, as amended and restated on December 27, 2005 and as amended on May 9, 2007, or the supply and development agreement. Under this agreement, Digital Angel is our sole supplier of human-implantable microchips. Our purchases of product under the supply and development agreement were approximately $0.1 million, $0.4 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The amount due to Digital Angel from us as of December 31, 2007 under the supply and development agreement was nil.
Under the terms of the May 9, 2007 amendment, the term of the agreement was extended from March 2013 to March 2014. Also, under the May 9, 2007 amendment, the annual minimum purchase requirements were each extended one year and, accordingly, there is no minimum purchase requirement in 2007. The approximately $0.9 million (net of 2006 purchases) originally required to be purchased in 2007 is now required to be purchased in 2008. Our purchases of product under the supply and development agreement were approximately nil, $0.4 million, $0.7 million for years ended December 31, 2007, 2006 and 2005 respectively. As long as we meet the minimum purchase requirements, the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The supply and development agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if we do not take delivery and pay for a minimum number of microchips as specified in the supply and development agreement. Further, the supply and development agreement provides that Digital Angel shall, at our option, furnish and operate a computer database to provide data collection, storage and related services for our customers for a fee, as provided. We do not currently utilize this service, nor do we plan to use this service at any time in the future. The terms of the predecessor supply and development agreement and the amended and restated supply and development agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.
Digital Angel relies solely on a production agreement with RME, a subsidiary of Raytheon Company, for the manufacture of its human-implantable microchip products. The subsidiary utilizes Digital Angel’s equipment in the production of the microchips. On April 28, 2006, Digital Angel entered into a new production agreement with RME related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by us. This new agreement expires on June 30, 2010. The technology underlying these systems is covered, in part, by U. S. Patent No. 5,211,129, “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use related to Digital Angel’s Animal Applications segment, which were retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and we do not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party.
In October 2007, Digital Angel and the successor to HID executed a cross-license, which includes Digital Angel obtaining a royalty-free, non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, to which it purports certain ownership rights. Digital Angel has, in turn, sublicensed those rights to us.
Review, Approval or Ratification of Transactions with Related Parties
Our audit committee’s charter requires review and discussion of any transactions or courses of dealing with parties related to us that are significant in size or involve terms or other aspects that differ from those that would be negotiated with independent parties. Our nominating and governance committee’s charter requires review of any proposed related party transactions, conflicts of interest and any other transactions for which independent review is necessary or desirable to achieve the highest standards of corporate governance. It is also our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment, to obtain approval by our board of directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, each of the above transactions discussed in this “Certain Relationships and Related Transactions” section has been reviewed and approved by our board of directors.

Director Independence
Subject to certain exceptions, under the listing standards of the Nasdaq Global Market, within one year of the effectiveness of a registration statement filed with the SEC in connection with a public offering of securities, a listed company’s board of directors must consist of a majority of independent directors. Our board of directors has determined that each of our current directors besides Scott R. Silverman, or four of five directors, is independent under such standards. For transactions, relationships or arrangements that were considered by the board of directors in determining whether each director was independent, please see “Certain Relationships and Related Transactions — Director and Officer Roles and Relationships with Digital Angel and Its Other Affiliates,” above.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
AUDIT AND NON-AUDIT FEES
For the fiscal years ended December 31, 2007 and 2006, fees for services provided by Eisner LLP were as follows:

	2007	2006

A. Audit Fees	$391,414	$290,000

B. Audit Related Fees (review of registration statements and other SEC filings)	$35,881	$377,514

C. Tax Fees (tax-related services, including income tax advice regarding income taxes within the United States)	—	—

D. All other fees (acquisition due diligence services)	—	—

Total Fees	$427,295	$667,514

Pre-Approval Policies and Procedures
The audit committee has a policy for the pre-approval of all auditing services and any provision by the independent auditors of any non-audit services the provision of which is not prohibited by the Exchange Act or the rules of the SEC under the Exchange Act. Unless a type of service to be provided by the independent auditor has received general pre-approval, it will require specific pre-approval by the audit committee, if it is to be provided by the independent auditor. All fees for independent auditor services will require specific pre-approval by the audit committee. Any fees for pre-approved services exceeding the pre-approved amount will require specific pre-approval by the audit committee. The audit committee will consider whether such services are consistent with the SEC’s rules on auditor independence.
All services provided by and all fees paid to Eisner LLP in fiscal 2007 and 2006 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K/A:
Exhibits:
See the Exhibit Index filed as part of this Annual Report on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERICHIP CORPORATION
Date: April 29, 2008	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT R. SILVERMAN	Chairman of the Board and Chief
Scott R. Silverman	Executive Officer (Principal Executive Officer)	April 29, 2008

/s/ WILLIAM J. CARAGOL	President and Chief Financial Officer
William J. Caragol	(Principal Financial Officer and Principal Accounting Officer)	April 29, 2008

/s/ JEFFREY S. COBB
Jeffrey Cobb*	Director	April 29, 2008

/s/ BARRY M. EDELSTEIN
Barry Edelstein*	Director	April 29, 2008

/s/ PAUL C. GREEN
Paul C. Green*	Director	April 29, 2008

/s/ STEVEN R. FOLAND
Steven R. Foland*	Director	April 29, 2008

By:	*William J. Caragol
William J. Caragol
Attorney-in-Fact

Exhibit Index

Exhibit
Number	Description

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)