Form 10-Q
period 2008-03-31
VeriChip CORP
filed 2008-05-15
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 8, 2007 is as follows:

Class Common Stock: $0.01 Par Value	Number of Shares 10,906,877

VERICHIP CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VERICHIP CORPORATION
Condensed Consolidated Balance Sheets
 (In thousands, except par value)

	March 31,	December 31,
	2008	2007
	(unaudited)

Assets
Current Assets:
Cash	$4,935	$7,221
Accounts receivable, net of allowance for doubtful accounts of $229 (2007 — $144 )	5,395	5,243
Inventories, net of allowance	2,604	2,335
Prepaid expenses and other current assets	2,130	1,301
Deferred tax asset	—	216
Current assets from discontinued operations	19	202

Total Current Assets	15,083	16,518

Equipment, net of accumulated depreciation	875	952
Intangible assets, net of accumulated amortization	16,304	16,752
Goodwill	15,776	15,776

	$48,038	$49,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank indebtedness	$—	$1,515
Note payable	8,000	—
Accounts payable	1,086	1,855
Accrued expenses and other current liabilities	3,704	4,237
Note payable to stockholder, current portion	—	2,167
Current liabilities from discontinued operations	—	71

Total Current Liabilities	12,790	9,845
Deferred tax liability	3,693	3,809
Note payable to stockholder, less current portion	7,595	10,753

Total Liabilities	24,078	24,407
Commitments and Contingencies

Stockholders’ Equity:
Capital stock:
Preferred stock:
Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	—	—
Common stock:
Authorized 40,000 shares, of $.01 par value; 11,007 and 10,144 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	110	101
Additional paid-in capital	55,689	54,486
Accumulated deficit	(31,802)	(28,959)
Accumulated other comprehensive loss — foreign currency translation	(37)	(37)

Total Stockholders’ Equity	23,960	25,591

	$48,038	$49,998

VERICHIP CORPORATION
Condensed Consolidated Statements of Operations
 (In thousands, except per share data)
(unaudited)

	For the three months ended
	March 31,
	2008	2007

Product revenue	$8,052	$6,680
Service revenue	546	431

Total revenue	8,598	7,111

Cost of products	3,121	3,069
Cost of services	437	262

Total cost of products and services	3,558	3,331

Gross profit	5,040	3,780

Operating expenses:
Selling, general and administrative	6,110	5,317
Research and development	1,101	1,372

Total operating expenses	7,211	6,689

Operating loss	(2,171)	(2,909)

Interest income and other expense, net	52	(61)
Interest expense	361	388

Total other expense	413	327

Loss before income tax provision	(2,584)	(3,236)
Provision for income taxes	283	45

Loss from continuing operations	(2,867)	(3,281)

Net income (loss) from discontinued operations	24	(32)

Net loss	$(2,843)	$(3,313)

Net loss per common share from continuing operations — basic and diluted	$(0.30)	$(0.47)

Net loss (income) per common share from discontinued operations — basic and diluted	$(0.00)	$0.00

Net loss per common share — basic and diluted	$(0.30)	$(0.47)

Weighted average number of shares outstanding — basic and diluted	9,604	7,106

VERICHIP CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2008
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Loss	Equity

Balance December 31, 2007	10,144	$101	$54,486	$(28,959)	$(37)	$25,591
Net loss	—	—	—	(2,843)	—	(2,843)
Stock based compensation	612	6	875	—	—	881
Issuance of shares to lender	120	2	300	—	—	302
Issuance of shares from option exercises	131	1	28	—	—	29

Balance March 31, 2008	11,007	$110	$55,689	$(31,802)	$(37)	$23,960

VERICHIP CORPORATION
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,843)	$(3,313)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	598	625
Stock based compensation	881	667
Accrued interest	276	379
Deferred income taxes	101	—
Allowance for doubtful accounts	85	(2)
Allowance for inventory excess	18	110
Changes in operating assets and liabilities:
Increase in accounts receivable	(237)	(186)
Decrease (increase) in inventories	(287)	256
Increase in prepaid expenses and other current assets	(37)	(57)
(Decrease) increase in accounts payable and accrued expenses	(1,301)	(985)
Net cash provided by (used in) discontinued operations	113	(110)

Net cash used in operating activities	(2,633)	(2,616)

Cash flows from investing activities:
Payments for equipment	(72)	(121)

Net cash used in investing activities	(72)	(121)

Cash flows from financing activities:
Revolving credit facility	(1,515)	350
Debt financing	8,000	—
Deferred financing costs	(495)	—
Principal payments to stockholder on long term debt	(5,600)	(3,500)
Borrowings from stockholder	—	1,293
Initial public offering costs	—	(2,585)
Issuance of common shares	29	—
Proceeds from initial public offering, net of underwriter fees	—	18,337

Net cash provided by financing activities	419	13,895

Net (decrease) increase in cash	(2,286)	11,158
Cash, beginning of period	7,221	996

Cash, end of period	$4,935	$12,154

1. Business and Basis of Presentation
VeriChip Corporation (the “Company,” “Registrant,” “us,” “we,” or “our”) is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002. On February 14, 2007, the Company completed an initial public offering of its common stock, selling 3,100,000 shares of its common stock at a price of $6.50 per share. As of March 31, 2008, Applied Digital Solutions, Inc., d/b/a Digital Angel (“Digital Angel”), owned 48.7% of the Company’s common stock.
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2008 and December 31, 2007 (the December 31, 2007, financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007), and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. Certain items in the December 31, 2007 and March 31, 2007 periods have been reclassified for comparative purposes (see “Discontinued Operations”).
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Included in these estimates are assumptions about allowances for excess inventory, bad debt reserves, lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, the determination of whether any impairment is to be recognized on goodwill or intangibles, among others.
The unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.
The Company develops, markets and sells radio frequency identification, frequently referred to as RFID, systems used for the identification, location and protection of people and assets in the healthcare market. The Company’s healthcare security systems utilize external, active RFID tags to locate and protect people and assets. The Company’s VeriMed Health Link system, formerly known as the VeriMed patient identification system, uses an implantable passive RFID microchip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed Health Link system for use in medical applications in the United States.
The Company obtains the implantable microchip from a wholly-owned subsidiary of Digital Angel under the terms of an amended and restated supply agreement. The supply agreement is discussed in Note 11, “Related Party Transactions.” Digital Angel, in turn, obtains the implantable microchip, a component of the VeriMed Health Link, from a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129 “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and the Company does not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. Digital Angel sources the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, the Company has no documentation that establishes its right to use the patented technology for human identification or security applications. Through March 31, 2008, no intellectual property claims against the Company have been asserted (See Note 9 “Unasserted Claim — Potential Intellectual Property Conflict” and Note 11 “Related Party Transactions”).
On January 1, 2008, the Company’s wholly-owned subsidiaries, VeriChip Holdings Inc., or VHI, and Xmark Corporation, or Xmark, were amalgamated with Xmark surviving.

Discontinued Operations
During the quarter ended March 31, 2008 we made the decision to sell our ToolHound business. Historically, the results of the ToolHound business unit were included in our Industrial Segment. As a result of the Company’s decision to dispose of this business unit, the results of operations, financial position and cash flows of the ToolHound business have been classified as discontinued operations for all periods presented. On March 27, 2008 we sold the assets of our ToolHound business including all of its inventory and intellectual property, for $125 thousand. Revenues from our ToolHound business were $0.2 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. Gross profit was $0.1 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively. Operating expenses were $0.1 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123 (revised 2004), Share Based Payment, or FAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for new awards granted after January 1, 2006 is recognized over the requisite service period based on the grant-date fair value of those options. Prior to adoption, the Company used the intrinsic value method under Accounting Principles Board 25, and related interpretations and provided the disclosure-only provisions of FAS 123. Under the intrinsic value method, no stock-based compensation had been recognized in our consolidated statement of operations for options granted to the Company’s employees and directors because the exercise price of such stock options equaled or exceeded the fair market value of the underlying stock on the dates of grant.
We recorded compensation expense, related to stock options, of approximately $0.1 million for each of the three months ended March 31, 2008 and 2007.
In December 2006, the Company issued 0.5 million shares of its restricted common stock to Scott R. Silverman, its chairman and chief executive officer, which shares are subject to forfeiture in the event that Mr. Silverman terminates his employment or the Company terminates his employment for cause on or before December 31, 2008. The Company determined the value of the stock to be $4.5 million based on the estimated value of its common stock of $9.00 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.6 million in the three months ended March 31, 2008 associated with the restricted stock.
In March 2007, the Company issued 0.1 million shares of its restricted common stock to two officers, half of which grant was terminated on April 28, 2008 and half of which grant will vest on March 2, 2009. The Company determined the value of the stock to be $0.6 million based on the value of its common stock of $5.75 per share on the date of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.1 million in the three months ended March 31, 2008 associated with this restricted stock.
In January and February 2008, the Company issued 0.6 million shares of its restricted common stock to certain employees and members of the board of directors. One grant of 50,000 shares of restricted stock was terminated on April 28, 2008 and the remaining balance of the restricted stock will vest in 2011. The Company determined the value of the stock to be $1.2 million based on the value of its common stock of $2.08 to $2.43 per share on the dates of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.1 million in the three months ended March 31, 2008 associated with this restricted stock.

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
2. Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned Canadian subsidiaries, VHI and Xmark. All significant inter-company transactions and balances have been eliminated in consolidation.
3. Inventories

	March 31,	December 31,
	2008	2007
Raw materials	$1,368	$1,412
Work in process	857	512
Finished goods	989	1,003

	3,214	2,927
Allowance for excess and obsolescence	(610)	(592)

	$2,604	$2,335

4. Financing Agreements:
$8.0 Million Debt Financing
On February 29, 2008, the Company entered into an $8.0 million debt financing (the “Agreement”) with Valens Offshore SPV II, Corp. (the “Lender”). Under the terms of the Agreement, the Lender extended financing to the Company in the form of an $8.0 million secured term note (the “Note”). The Note bears interest at a rate of 12% per annum, and has a maturity date of March 31, 2009. The terms of the Note allow for optional redemption by paying 100% of the principal amount plus $120,000, if such amounts are paid prior to the six month anniversary of February 29, 2008, or $240,000, if such amounts are paid on or after the six month anniversary of February 29, 2008. Pursuant to the Agreement, the Company issued to the Lender 120,000 shares of its common stock. The cost of this issuance was $0.3 million, which will be amortized over the period of the Note.
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
We will be required to generate funds to repay the Note to the Lender, through a combination of operating cash flow, stock issuances, including stock issuances of our common stock and/or third-party financings. Our historical sources of liquidity have included proceeds from the sale of common stock, proceeds from the issuance of debt, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities, or proceeds from the sale of businesses. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms

Royal Bank of Canada
Our subsidiaries, VHI and Xmark, entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN $1.5 million, or approximately $1.5 million based on the exchange rate as of December 31, 2007, of revolving credit loans, provided that outstanding borrowings under the facility could not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement, of VHI. On February 29, 2008 this facility was terminated in conjunction with the Valens Agreement.
Letter Agreement with Digital Angel
The Company used part of the proceeds of the Note with the Lender to prepay $5.3 million of debt owed to Digital Angel under a loan agreement. See Note 11, “Related Party Transactions” to our condensed consolidated financial statements for more information.
5. Stockholders’ Equity
On February 14, 2007, the Company completed an initial public offering of its common stock. In connection with its initial public offering, the Company sold 3,100,000 shares of its common stock at a price of $6.50 per share. As a result, as of March 31, 2008, Digital Angel owned approximately 48.7% of the Company’s common stock.
Stock Option Plans
In April 2002, the Company’s board of directors approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares, may be granted is approximately 2.0 million. As of March 31, 2008, approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan and 1.2 million of the options or shares granted were outstanding as of March 31, 2008. Approximately 1.1 million options are fully vested and expire up to nine years from the vesting date and 0.1 million options vest ratably over three years. As of March 31, 2008, no SARs have been granted and 22,000 shares may still be granted under the VeriChip 2002 Plan.
On April 27, 2005, Digital Angel’s board of directors approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of March 31, 2008, approximately 0.3 million options have been granted under the VeriChip 2005 Plan and 0.2 million of the options were outstanding. Approximately 0.1 of the options are fully vested and expire up to nine years from the vesting date and vest ratably over three years. As of March 31, 2008, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan. Under the VeriChip 2007 Plan, the number of shares for which options, SARs or performance shares may be granted is 1.0 million. As of March 31, 2008, approximately 0.8 million options and shares have been granted under the VeriChip 2007 Plan. As of March 31, 2008, no SARs have been granted and 0.2 million shares may still be granted under the VeriChip 2007 Plan.
In addition, as of March 31, 2008, options exercisable for approximately 0.4 million shares of the Company’s common stock have been granted outside of the Company’s plans. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.

In the three months ended March 31, 2008, no options and 0.6 million shares were granted under the VeriChip 2007 Plan. In the three months ended March 31, 2008, 0.1 million and 0.2 million options were granted under the VeriChip 2002 Plan and the VeriChip 2005 Plan, respectively.
A summary of option activity under our option plans as of March 31, 2008, and changes during the three months then ended is presented below (in thousands, except per share amounts):

		Weighted Average
	Number of	Exercise Price Per
	Options	Share
Outstanding on January 1, 2008	1,963	$3.26
Granted	—	—
Exercised	(131)	.23
Forfeited	—	—

Outstanding on March 31, 2008	1,832	3.47

Exercisable on March 31, 2008 (1)	1,496	2.83

Shares available on March 31, 2008 for options and common shares that may be granted	253

(1)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $2.41 at March 31, 2008. As of March 31, 2008, the aggregate intrinsic value of all options outstanding was $1.2 million.
The following table summarizes information about stock options at March 31, 2008 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of		Contractual	Price Per		Price Per
Exercise Prices	Shares	Life (years)	Share	Shares	Share
$0.0000 to $2.0250	956	2.4	$0.50	956	$0.50
$4.0501 to $6.0750	436	8.6	5.65	161	5.46
$6.0751 to $8.1000	328	5.7	7.09	301	7.04
$8.1001 to $10.1250	106	6.7	9.23	72	8.88
$18.2251 to $20.2500	6	4.8	20.25	6	20.25

	1,832	4.7	$3.47	1,496	$2.83

Vested and expected to vest	1,681	4.3	$2.79

The weighted average per share fair value of grants made in the three months ended March 31, 2008 and 2007 for the Company’s incentive plans was nil and $2.93, respectively.

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
The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2008	2007

Expected dividend yield	—	—
Expected stock price volatility	—	50%
Risk-free interest rate	—	4.51%
Expected term (in years)	—	6.0
6. Loss per Common Share
A reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows:

	For the Three Months Ended
	March 31,
	2008	2007

Numerator:
Numerator for basic and diluted loss per share:
Loss from continuing operations	(2,867)	(3,236)
Net income (loss) from discontinued operations	24	(32)

Net loss	$(2,843)	$(3,313)

Denominator:
Denominator for basic and diluted loss per share:
Weighted average shares outstanding basic and diluted	9,604	7,106

Net loss per common share from continuing operations — basic and diluted	$(0.30)	$(0.47)

Net loss (income) per common share from discontinued operations — basic and diluted	(0.00)	0.00

Basic and diluted loss per share	$(0.30)	$(0.47)

The following stock options and warrants outstanding as of March 31, 2008 and 2007 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2008	2007

Stock options	1,832	2,389
Warrants	—	444
Restricted common stock	1,187	600

	3,019	3,433

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
Implantable
The Company’s implantable segment includes its VeriMed Health Link system, formerly known as the VeriMed patient identification system, using an implantable RFID microchip that can be used in a variety of patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the FDA cleared the Company’s VeriMed Health Link system for use in medical applications in the U.S.
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
We sold our ToolHound business during the first quarter of 2008. The sale of the ToolHound business is not expected to have a material impact on our financial condition, results of operations or cash flows. All amounts relating to the ToolHound business have been reclassified to discontinued operations.
The following is the selected segment data as of and for the three months ended March 31:

	Healthcare
2008	Security	Implantable	Industrial	Corporate	Total

Product revenue	$6,474	$3	$1,575	$—	$8,052
Services revenue	150	—	396	—	546

	$6,624	$3	$1,971	$—	$8,598

Operating (loss) income	1,015	(1,471)	221	(1,936)	(2,171)
Depreciation and amortization	544	9	36	9	598
Interest and other (income) expense	(70)	—	(23)	145	52
Interest expense	—	—	—	361	361
(Loss) income before provision for income taxes	1,085	(1,471)	244	(2,442)	(2,584)

Segmented assets of continuing operations	$34,452	$1,486	$8,226	$3,855	$48,019

	Healthcare
2007	Security	Implantable	Industrial	Corporate	Total

Product revenue	$5,199	$1	$1,480	$—	$6,680
Services revenue	111	—	320	—	431

	$5,310	$1	$1,800	$—	$7,111

Operating income (loss)	(357)	(1,176)	254	(1,630)	(2,909)
Depreciation and amortization	430	12	171	12	625
Interest and other expense (income)	—	—	—	(61)	(61)
Interest expense	9	—	—	379	388
Income (loss) before provision for income taxes	(366)	(1,176)	254	(1,948)	(3,236)

Segmented assets of continuing operations	$33,781	$9,570	$10,368	$2,312	$56,031
8. Income Taxes
We had an effective tax rate of (9.9)% and (1.4)% for the three months ended March 31, 2008 and 2007, respectively, related to our Canadian-based businesses. We incurred consolidated losses before taxes for the three months ended March 31, 2008 and 2007. However, we have not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a valuation allowance against our net U.S. deferred tax assets was appropriate based primarily on our historical operating results.
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

The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the three months ended March 31, 2008 and 2007, there was no such interest or penalty.
9. Unasserted Claim—Potential Intellectual Property Conflict
Hughes, HID, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned its rights under the 1994 license agreement (see Note 1) may commence a claim against the Company asserting that the Company is violating its rights. If such a claim is successful, sales of the Company’s implantable microchip could be enjoined and the Company could have been required to cease its efforts to create a market for it implantable microchip until the patent expired in April 2008. In addition, the Company could be required to pay damages, which may be substantial.
If the Company or Digital Angel was denied use of the patented technology in applications involving the identification of human beings, the Company would not have been able to purchase or sell any of its products that incorporate the implantable microchip before the patent expired. The Company may be required to pay royalties and other damages to third parties on products it has already purchased or will purchase from Digital Angel.
The Company has been publicly marketing and selling the implantable microchip for human identification and security applications for approximately five years. Through March 31, 2008, there are no pending or threatened intellectual property claims challenging the Company’s marketing or selling activities. The Company’s supply and development agreement with Digital Angel contains an indemnification provision. To the extent that such an infringement claim is made, the Company believes it is entitled to indemnification pursuant to the supply and development agreement with Digital Angel. In October 2007, Digital Angel and the successor to HID executed a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. Digital Angel has, in turn, sublicensed those rights to the Company
Under the circumstances, the accompanying financial statements make no provision with respect to the unasserted claim described above.
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

Stock Option Plans
The Company has received demand letters from attorneys for several former employees and/or consultants of the Company and Digital Angel, asserting claims related to stock options to acquire approximately 540 thousand shares of the Company’s common stock that management believes that such employees and/or consultants had forfeited when they ceased their employment or relationship with the Company and/or Digital Angel. The Company believes that all of these potential claims are without merit and intends to vigorously defend them in the event the claims are asserted or litigated.
The Company is a party to various legal actions, as either plaintiff or defendant, including the matters identified above, arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against the Company relating to it or to its intellectual property rights and intellectual property licenses could have a material adverse effect on the Company’s business, financial condition and operating results.
11. Related Party Transactions
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

Management believes that the fees charged for these services are reasonable and consistent with what the expenses would have been on a stand-alone basis. The costs of these services to the Company were $30,000, and $0.2 million in the three months ended March 31, 2008 and 2007, respectively.
Loan Agreement with Digital Angel
Prior to the date of our initial public offering, which was consummated on February 14, 2007, we financed a significant portion of our operations and investing activities primarily through funds that Digital Angel provided. As of March 31, 2008, we were indebted to Digital Angel in the amount of $7.6 million.
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
On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that we may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to us by Digital Angel during the first week of January 2007. Upon the consummation of our initial public offering in February 2007, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of our initial public offering, we were indebted to Digital Angel in the amount of $15.1 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, we used $3.5 million of the net proceeds of our initial public offering to repay a portion of our indebtedness to Digital Angel upon consummation of our initial public offering. Effective with the payment of the $3.5 million, all interest which accrues on the loan as of the last day of each month, commencing with February 2007, is added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010.
The loan with Digital Angel is subordinated to our obligations under our credit agreement with the Lender, which is further described in Note 4 “Financing Agreements,” to our condensed consolidated financial statements, and is collateralized by security interests in all of our property and assets, except as otherwise encumbered by the rights of the Lender.
The Company used part of the proceeds of the Note with the Lender to prepay $5.3 million of debt owed to Digital Angel. In connection with the financing, the Company entered into a letter agreement with Digital Angel, dated February 29, 2008, under which the Company agreed, among other things, to prepay $5.3 million to Digital Angel, and to amend that certain letter agreement between the Company and Digital Angel dated as of December 20, 2007 (the “December 2007 Letter Agreement”), to provide that the Company will have until October 30, 2008 to prepay in full the entire outstanding principal amount to Digital Angel by paying to Digital Angel $10 million, less the $500,000 paid pursuant to the December 2007 Letter Agreement, less the $5.3 million paid in connection with this financing, less other principal payments made to reduce the outstanding principal amount between the date of the December 2007 Letter Agreement and the date of such prepayment, plus any accrued and unpaid interest between October 1, 2007 and the date of such prepayment. As a result of the $5.3 million payment, the Company will not be required to make any further debt service payments to Digital Angel until September 1, 2009.
At March 31, 2008, the amount of outstanding principal under the loan with Digital Angel was $7.6 million. In February 2008, pursuant to the December 2007 Letter Agreement, the Company prepaid an additional $5.3 million to Digital Angel. If the Company pays Digital Angel an additional $4.2 million prior to October 30, 2008, plus accrued interest, the Company will extinguish its entire obligation to Digital Angel.

Interest expense incurred under the loan for the three months ended March 31, 2008 and 2007 was $0.3 million and $0.4 million, respectively.
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
The Company’s purchase of product under the supply and development agreement was approximately nil and $0.7 million for periods ended March 31, 2008 and 2007, respectively. The supply and development agreement with Digital Angel continues until March 2014, and, as long as the Company continues to meet minimum purchase requirements (the minimum purchase requirements were nil in 2007 and are approximately $0.9 million in 2008), the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if the Company does not take delivery and pay for a minimum number of microchips as specified in the agreement. Further, the agreement provides that Digital Angel shall, at the Company’s option, furnish and operate a computer database to provide data collection, storage and related services for the Company’s customers for a fee as provided. The Company does not currently utilize this service, nor does it intend to. A termination of the Company’s supply and development agreement or the ability of Digital Angel to supply third parties due to failure by the Company to meet its minimum purchase requirements or for any other reason would have a material adverse effect on the Company’s business prospects.
The terms of the predecessor supply and development agreement and the amended and restated supply and development agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.
Digital Angel relies solely on a production agreement with a subsidiary of Raytheon Company for the manufacture of the human-implantable microchip products. The subsidiary utilizes Digital Angel’s equipment in the production of the microchips. On April 28, 2006, Digital Angel entered into a new production agreement with the subsidiary related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by the Company. This new agreement expires on June 30, 2010. (See Note 1.)
Pledge Agreement of Digital Angel
On August 24, 2006, Digital Angel pledged 65% of its ownership in the Company’s common stock to its lender under the terms of a note and pledge agreement. The note is due in February 2010. This note replaced a previous note issued by Digital Angel, which was due in June 2007. On August 31, 2007, Digital Angel pledged 80% of its ownership in the Company’s common stock to its lender under the terms of a note and pledge agreement. The note is due in February 2010.

12. Supplementary Cash Flow Information

	For the Three Months Ended
	March 31,
	2008	2007
Income taxes paid	$—	$—
Interest paid	199	18

	$199	$18

In the three months ended March 31, 2008 and 2007, the Company had the following non-cash investing and financing activities:

	Three Months Ended
	March 31,
	2008	2007
Non-cash financing and investing activities:

Offering costs	$—	$284
Debt financing costs	331	—

	$331	$284

13. Subsequent Event
On May 15, 2008, the Company entered into a Stock Purchase Agreement with The Stanley Works to sell all of the outstanding capital stock of its subsidiary, Xmark, for $45 million cash. Xmark includes all of the operations of the Company’s healthcare security and industrial segments.
Following the completion of the sale of Xmark to Stanley, the Company will retire all of its outstanding debt. The Company expects to realize net proceeds, after retiring its outstanding debt, paying transaction related costs and other contractual commitments, of approximately $21.4 million. Under the terms of the Stock Purchase Agreement, $4.5 million of the proceeds will be held in escrow for a period of 12 months. The Company intends to fund a special dividend to stockholders estimated to be at least $15 million.
The Company has also retained an investment banking firm to assist in the sale of the Company’s VeriMed Health Link business, and the possible sale of the entire Company, after the sale of Xmark. The Company intends to propose a second, special dividend to its stockholders consisting of all of the remaining distributable cash then held by the Company following any sale of the VeriMed Health Link business or the Company and the release of the escrowed funds.
At the closing of the Xmark transaction, Scott R. Silverman and the Company have mutually agreed that Mr. Silverman will no longer be an officer or director of the Company, although he will remain active as a consultant in the sale of the VeriMed Health Link business and the Company. William J. Caragol will continue as President and Chief Financial Officer of the Company. Joseph J. Grillo, President and Chief Executive Officer of Digital Angel, will replace Mr. Silverman as a Board Member of the Company, as its Chairman.
The Xmark transaction is not subject to any financing conditions and subject to approval by the Company’s stockholders. The Company’s largest stockholder, Digital Angel, along with Scott R. Silverman, the Company’s chief executive officer, have formally agreed to vote in favor of the transaction. The Company expects the sale of Xmark to close during the third quarter of 2008.

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
Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, and include:
•	our ability to successfully implement our business strategy;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations;

•	our ability to meet our long-term debt service requirements including our ability to finance our $8 million principal payment to Valens Offshore SPV II, Corp., due March 31, 2009, through new debt and/or equity financing arrangements;

•	the impact on our success of the relative maturity in the United States, and limited size, of the markets for our infant protection and wander prevention systems and vibration monitoring instruments;

•	the degree of success we have in leveraging our brand reputation, reseller network and end-use customer base for our infant protection and wander prevention systems to gain inroads in the emerging market for asset/staff location and identification systems;

•	the rate and extent of the U.S. healthcare industry’s adoption of radio frequency identification, or RFID, asset/staff location and identification systems;

•	the relative degree of market acceptance of our zonal, or cell identification, active RFID systems compared to competing technologies, such as lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-based location and wireless networking technologies;

•	our ability to complete our efforts to introduce a new vibration monitoring instrumentation platform;

•	the impact on our success of uncertainty as to whether we will be able to increase our sales of infant protection and wander prevention systems outside of North America;

•	our reliance on third-party dealers to successfully market and sell our products;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	uncertainty as to whether a market for our VeriMed Health Link system will develop and whether we will be able to generate more than a nominal level of revenue from such business;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	market acceptance of our VeriMed Health Link system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed Health Link system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•	a potential disruption to our business, loss of sales and higher expense if we are unable to obtain the implantable microchip used in our VeriMed Health Link system from our sister company Digital Angel Corporation, or Digital Angel, and other risks related to our supply agreement with Digital Angel;

•	our ability to provide uninterrupted, secure access to the VeriMed database;

•	conflict of interest risks related to our continued affiliation with Digital Angel and its subsidiaries; and

•	our ability to establish and maintain proper and effective internal accounting and financial controls.
You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Quarterly Report on the 10-Q as well as our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.
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

The principal offering of our implantable segment is our VeriMed Health Link system using an implantable FDA-cleared RFID microchip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the FDA cleared our VeriMed Health Link system for use in medical applications in the United States.
Our industrial segment encompasses the sale of vibration monitoring instruments used by engineering, construction and mining professionals to monitor the effects of human induced vibrations, such as blasting activity. Our industrial segment also encompasses the sale of asset management systems used by industrial companies to manage and track their mobile equipment and tools.
Results of Operations
The table below sets forth data from our consolidated statements of operations for the three months ended March 31, 2008 and 2007, expressed as a percentage of total revenue. To date, substantially all of our revenue consists of revenue from our healthcare security and industrial businesses, which comprise the operations for our wholly-owned subsidiary, Xmark.
Through March 31, 2008, we have recorded nominal revenue from sales of our VeriMed Health Link system. Over time, we expect that sales of our VeriMed Health Link system will become a significant part of our revenue, although there can be no assurance that they will.

	Three Months Ended March 31,
	2008	2007
Product revenue	93.6%	93.9%
Service revenue	6.4	6.1

Total revenue	100.0%	100.0%

Cost of products sold	36.3	43.2
Cost of services sold	5.1	3.7

Gross profit	58.6	53.1

Selling, general and administrative expense	71.1	74.8
Research and development	12.8	19.3
Other income	0.6	(0.9)
Interest expense	4.2	5.5

Loss before provision for income taxes	(30.1)	(45.6)
Provision for income taxes	3.3	0.6
Loss from continuing operations	(33.4)	(46.2)

Income (loss) from discontinued operations	0.3	(0.5)

Net loss attributable to common stockholder	(33.1)%	(46.7)%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
The table below presents statement of operations data by segment and in total for the three months ended March 31, 2008 and 2007.

	2008
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)

Product revenue	$6,474	$3	$1,575	$—	$8,052
Service revenue	150	—	396	—	546

Total revenue	6,624	3	1,972	—	8,598

Gross profit	3,865	3	1,172	—	5,040

Selling, general and administrative	2,209	1,312	653	1,936	6,110
Research and development	641	162	298	—	1,101

Total operating expenses	2,850	1,474	951	1,936	7,211

Operating (loss) income	$1,015	$(1,471)	$221	$(1,936)	$(2,171)

	2007
	Healthcare
	Security	Implantable	Industrial	Corporate	Total
	(in thousands)

Product revenue	$5,199	$1	$1,480	$—	$6,680
Service revenue	111	—	320	—	431

Total revenue	5,310	1	1,800	—	7,111

Gross profit	2,703	1	1,076	—	3,780

Selling, general and administrative	1,995	1,177	515	1,630	5,317
Research and development	1,065	—	307	—	1,372

Total operating expenses	3,060	1,177	822	1,630	6,689

Operating income (loss)	$(357)	$(1,176)	$254	$(1,630)	$(2,909)

Revenue
Revenue for the three months ended March 31, 2008 was $8.6 million, an increase of $1.5 million compared to the comparable period of the prior year.
Our healthcare security segment’s revenue was $6.6 million for the three months ended March 31, 2008 compared to $5.3 million for the three months ended March 31, 2007. The $1.3 million increase in revenue in our healthcare security segment is primarily attributable to increased sales of infant protection and wander prevention systems reflecting increased sales volumes generated by our key dealers for both new systems and the sale of RFID tags and other consumables to our installed base.
Our industrial segment’s revenue was $2.0 million for the three months ended March 31, 2008 compared to $1.8 million for the three months ended March 31, 2007. The $0.2 million increase in revenue in our industrial segment reflects an increase in sales of our vibration monitoring products.
Our implantable segment’s revenue was approximately $3,000 for the three months ended March 31, 2008 compared to $1,000 for the three months ended March 31, 2007.
Gross Profit and Gross Profit Margin
Our cost of products consists of component parts, direct labor and finished goods. Component parts and finished goods are purchased from contract manufacturers, including our implantable microchip and scanners used in our VeriMed Health Link system, which are purchased as finished goods under the terms of our agreement with Digital Angel. Moreover, included in our cost of products is amortization of intangible assets acquired in the acquisitions of Instantel Corporation and EXI Wireless Inc., during the first half of 2005. Such amortization amounted to $0.1 million for each of the three months ended March 31, 2008 and 2007.
Cost of services consists primarily of third-party installation services in connection with direct sales to healthcare customers. In addition, cost of services sold in our industrial segment consists of servicing our existing systems, principally the calibration services we provide for our vibration monitoring instruments.
Gross profit for the three months ended March 31, 2008 was $5.0 million compared to $3.8 million for the three months ended March 31, 2007. As a percentage of revenue, our gross profit margin was 58.6% and 52.4% for the three months ended March 31, 2008 and 2007, respectively.
Our healthcare security segment’s gross profit for the three months ended March 31, 2008 was $3.9 million compared to $2.7 million for the three months ended March 31, 2007. Our healthcare security segment’s gross profit margin increased to 58.3% in the three months ended March 31, 2008 compared to 50.9% in the three months ended March 31, 2007. The increase in gross profit and gross profit margin are due to improved inventory quality control as a result of the consolidation of operations from Vancouver to Ottawa.
Our industrial segment’s gross profit for each of the three months ended March 31, 2008 and 2007 was $1.2 million and $1.1 million, respectively.
Our implantable segment’s gross profit increased from $1,000 for the three months ended March 31, 2007 to $3,000 for the three months ended March 31, 2008.
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
Selling, general and administrative expense increased $0.8 million to $6.1 million for the three months ended March 31, 2008 as compared to $5.3 million for the three months ended March 31, 2007. As a percentage of revenue, selling, general and administrative expense was 71.1% and 74.8% for the three months ended March 31, 2008 and 2007, respectively.

During the three months ended March 31, 2008 and 2007, we incurred stock-based compensation expense of $0.9 million and $0.7 million, respectively.
Included in selling, general and administrative expense was $30,000 and $0.2 million of certain general and administrative services provided to us by Digital Angel, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in the three months ended March 31, 2008 and 2007, respectively.
Selling, general and administrative expense included depreciation and amortization expense of approximately $0.5 million for each of the three months ended March 31, 2008 and 2007.
Our healthcare security segment’s selling, general and administrative expense was $2.2 million and $2.0 million in the three months ended March 31, 2008 and 2007, respectively. As a percentage of our healthcare security segment’s revenue, selling, general and administrative expense was 33.4% and 37.6% for the three months ended March 31, 2008 and 2007, respectively. We attribute the decrease in selling, general, and administrative expense as a percentage of revenue primarily to the revenue growth in our infant protection and wander prevention businesses and the fixed nature of our general and administrative expenses.
Our industrial segment’s selling, general and administrative expense was approximately $0.6 million and $0.5 million for the three months ended March 31, 2008 and 2007, respectively. As a percentage of our industrial segment’s revenue, selling, general and administrative expense was 33.1% for the three months ended March 31, 2008 compared to 28.6% for the three months ended March 31, 2007.
Our implantable segment’s selling, general and administrative expense increased $0.1 million to $1.3 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was due to our increased sales and marketing expenses associated with our VeriMed Health Link business.
Our corporate segment’s selling, general and administrative expense increased $0.3 million to $1.9 million in three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase was due primarily to the additional costs resulting from equity based compensation and increased costs related to operating as a public entity during the three months ended March 31, 2008.
Research and Development
Our research and development expense consists primarily of payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expenses are incurred only in our healthcare security and industrial segments.
Research and development expense was $1.1 million for the three months ended March 31, 2008 compared to $1.4 million for the three months ended March 31, 2007. As a percentage of revenue, research and development expense was 12.8% and 19.1% for the three months ended March 31, 2008 and 2007, respectively.
Our healthcare security segment’s research and development expense decreased $0.5 million to approximately $0.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The decrease in our healthcare security segment’s research and development expense was primarily due to a charge of $0.3 million related to the relocation of a component of our research and development efforts from Vancouver to Ottawa and the cost of duplicative staffing during the transition period in 2007.
Our industrial segment’s research and development expense was approximately $0.3 million for each of the three months ended March 31, 2008 and 2007.
Interest Expense
Interest expense was approximately $0.4 million for both the three months ended March 31, 2008 and 2007. During the three months ended March 31, 2008 and 2007, the interest rate under our loan agreement with Digital Angel was 12% per annum.

Liquidity and Capital Resources
As of March 31, 2008, cash totaled $4.9 million compared to cash of approximately $7.2 million at December 31, 2007.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $2.6 million during the three months ended March 31, 2008 and 2007. For each of the periods presented, cash was used primarily to fund operating losses, and payments of accounts payable and accrued expenses.
Since our acquisitions of our Xmark businesses in the first half of 2005, we have generated operating cash flows from such operations that have partially funded our efforts to create a market for our VeriMed Health Link system. We expect to continue to generate significant net cash operating outflows for the foreseeable future in our VeriMed Health Link business as a result of our continuing investment in marketing and sales efforts related to that business. We expect that these net cash operating outflows will continue to be funded through cash flows generated by our Xmark operations. As a result, we expect that our consolidated statements of cash flows will reflect significant cash flows used in operating activities for at least through the end of 2009.
The components of our VeriMed Health Link system (i.e., scanners, insertion kits and the implantable microchips) are purchased as finished goods under the terms of our agreement with Digital Angel. The agreement imposes minimum purchase requirements as follows: $0 in 2007; $875,000 in 2008; $1,750,000 in 2009; $2,500,000 in 2010; $3,750,000 in 2011; and $3,750,000 in each year thereafter, subject to the parties reaching agreement on a different amount. Under the terms of the agreement, Digital Angel may not supply human implantable microchips to other parties if we meet the minimum purchase requirements. If sales of the implantable microchip do not materialize or do not reach the level of the applicable minimum purchase requirement in any year, we intend to satisfy the minimum purchase requirements nonetheless. In such event, our inventory of implantable microchips will increase. We believe that we will have sufficient liquidity to meet the minimum purchase requirements under the agreement through 2008.
Cash Flows from Investing Activities
Investing activities used cash of $0.1 million during the three months ended March 31, 2008 and 2007, which was used to purchase equipment.
Cash Flows from Financing Activities
Financing activities provided cash of $1.2 million and $13.9 million during the three months ended March 31, 2008 and 2007, respectively. In the three months ended March 31, 2008, cash of $6.5 million was provided from net borrowings, mainly from the $8.0 million Laurus financing, offset by $1.5 million used to pay our credit agreement with the Royal Bank of Canada. In March 31, 2007, cash of $0.4 million was provided from net borrowings under our credit agreement with the Royal Bank of Canada. Cash of $(5.6) million and $(2.2) million, net of borrowings of $1.3 million, was paid to Digital Angel in the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2007, cash of $15.8 million was provided from our initial public offering, net of underwriting fees and offering costs.
Credit Facilities
Prior to the date of our initial public offering, which was consummated on February 14, 2007, we financed a significant portion of our operations and investing activities primarily through funds that Digital Angel provided. As of March 31, 2008, we were indebted to Digital Angel in the amount of $7.6 million.
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

On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that we may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to us by Digital Angel during the first week of January 2007. Upon the consummation of our initial public offering in February 2007, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of our initial public offering, we were indebted to Digital Angel in the amount of $15.1 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, we used $3.5 million of the net proceeds of our initial public offering to repay a portion of our indebtedness to Digital Angel upon consummation of our initial public offering. Effective with the payment of the $3.5 million, all interest which accrues on the loan as of the last day of each month, commencing with February 2007, is added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest will be due and payable on February 1, 2010.
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
On February 29, 2008, we closed an $8.0 million debt financing (the “Agreement”) with Valens Offshore SPV II, Corp. (the “Lender”). Under the terms of the Agreement, the Lender extended financing to us in the form of an $8.0 million secured term note (the “Note”). The Note bears interest at a rate of 12% per annum, and has a maturity date of March 31, 2009. The terms of the Note allow for optional redemption by paying 100% of the principal amount plus $120,000, if such amounts are paid prior to the six month anniversary of February 29, 2008, or $240,000, if such amounts are paid on or after the six month anniversary of February 29, 2008. Pursuant to the Agreement, we issued to the Lender 120,000 shares of our common stock.
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
Our subsidiaries, VHI and Xmark, entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately $1.5 million based on the exchange rate as of December 31, 2007, of revolving credit loans, provided that outstanding borrowings under the facility could not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement, of VHI, or CDN$3.8 million at December 31, 2007. At December 31, 2007, $1.5 million was outstanding under the facility. The facility was not a committed facility as it provided that loans were made available to VHI at the sole discretion of RBC and that RBC may cancel or restrict the availability or any unutilized portion thereof at any time or from time to time.

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
Financial Condition
As of March 31, 2008, we had working capital of approximately $2.3 million and an accumulated deficit of $31.8 million compared to a working capital of approximately $6.7 million and an accumulated deficit of approximately $29.0 million as of December 31, 2007. The decrease in working capital was primarily due to operating losses in our implantable and corporate segments, described above.
We believe that with the cash we have on hand, our expected borrowing capacity under current and new bank facilities and operating cash flows we expect to generate, we will have sufficient funds available to cover our cash requirements, including capital expenditures, debt service requirements and the minimum purchase obligations under our supply agreement with Digital Angel, through the next twelve months. However, we will be required to generate funds to repay the Note to the Lender, through a combination of operating cash flow, stock issuances, including stock issuances of our common stock and/or third-party financings. Our historical sources of liquidity have included proceeds from the sale of common stock, proceeds from the issuance of debt, and proceeds from the exercise of stock options and warrants. In addition to these sources, other sources of liquidity may include the raising of capital through additional private placements or public offerings of debt or equity securities or proceeds from the sale of businesses. However, going forward some of these sources may not be available, or if available, they may not be on favorable terms.
Impact of Recently Issued Accounting Standards
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
In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about; (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statement issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption is encouraged but not required. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

Contractual Obligations
On February 29, 2008, the Company entered into the Agreement with the Lender. Under the terms of the Agreement, the Lender extended financing to the Company in the form of an $8.0 million secured term note, which bears interest at a rate of 12% per annum, and has a maturity date of March 31, 2009. The terms and conditions of the financing are further discussed above.
Our subsidiaries, VHI and Xmark, entered into a credit facility dated March 15, 2006 with the Royal Bank of Canada, or RBC, providing for up to CDN$1.5 million, or approximately $1.5 million based on the exchange rate as of December 31, 2007, of revolving credit loans, provided that outstanding borrowings under the facility could not exceed at any time an amount determined by reference to eligible accounts receivable plus eligible inventory, in each case as defined in the agreement, of VHI, or CDN$3.8 million at December 31, 2007. The credit agreement was terminated on February 28, 2008. The terms and conditions of the credit agreement are further discussed above.
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
The table below presents the principal amount, including accrued interest, and weighted-average interest rate for our debt portfolio:

March 31, 2008
(dollars in thousands)
Digital Angel Note	$7,595
Valens Note	$8,000
Weighted-average interest rate for the three months ended March 31, 2008	12.0%
A portion of our Canadian subsidiaries’ operational accounts are denominated in local currency and are translated into U.S. dollars at the average exchange rate for each reporting period. In the three months ended March 31, 2008, we recorded approximately $0.1 million of net foreign currency gains in our consolidated statements of operations related to debt borrowings and payments.
A 10% change in the applicable foreign exchange rates would result in an increase or decrease in our foreign currency gains and losses and translation adjustments of approximately $0.2 million.
The estimated fair value of our indebtedness to Digital Angel is not reasonably determinable due to the related party nature of the instrument.

Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2008. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2008 based on the disclosure controls evaluation.
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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 6. Exhibits.
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VERICHIP CORPORATION (Registrant)
Date: May 15, 2008	By:	/s/ William J. Caragol
William J. Caragol
President, Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer)

Exhibit Index

Exhibit
Number	Description
2.1	Acquisition Agreement dated as of January 25, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Inc. (1)
2.2	Amendment to Acquisition Agreement dated as of March 11, 2005 between Applied Digital Solutions, Inc. and EXI Wireless Systems Inc. (1)
2.3	Exchange Agreement dated as of June 9, 2005 between Applied Digital Solutions, Inc. and VeriChip Corporation (1)
2.4	Waiver and Release between Applied Digital Solutions, Inc. and VeriChip Corporation (1)
2.5	Share Purchase Agreement dated as of June 10, 2005 by and among Instantel Inc., Instantel Holding Company s.ár.l., Perceptis, L.P., VeriChip Inc., Applied Digital Solutions, Inc. and VeriChip Corporation (1)
2.6	Letter Agreement dated as of December 21, 2005, by and among VeriChip Corporation, VeriChip Inc., and Applied Digital Solutions, Inc. (1)
2.7	Registration Rights Agreement dated as of June 10, 2005 between VeriChip Corporation and Perceptis, L.P. (1)
3.1	Second Amended and Restated Certificate of Incorporation of VeriChip Corporation filed with the Secretary of State of Delaware on December 18, 2006 (1)
3.2	Amended and Restated By-laws of VeriChip Corporation adopted as of December 12, 2005 (1)
4.1	Warrant Agreement dated as of August 21, 2002 between VeriChip Corporation and IBM Credit Corporation (1)
4.2	Form of Specimen Common Stock Certificate (1)
4.3	Form of Warrant to Purchase Common Stock of VeriChip Corporation (1)
10.1	Securities Purchase Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation, Valens Offshore SPV II, Corp. and LV Administrative Services, Inc. (2)
10.2	Secured Term Note dated as of February 29, 2008 by VeriChip Corporation and Xmark Corporation in favor of Valens Offshore SPV II, Corp. (2)
10.3	Master Security Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (2)
10.4	Stock Pledge Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (2)
10.5	Intellectual Property Security Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (2)
10.6	Letter Agreement dated as of February 29, 2008 between VeriChip Corporation and Applied Digital Solutions, Inc. (2)
10.7	Amendment to Third Amended and Restated Revolving Line of Credit Note dated as of February 29, 2008 between VeriChip Corporation and Applied Digital Solutions, Inc. (2)
31.1*	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2*	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by VeriChip Corporation (Registration No. 333-130754).

(2)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on March 5, 2008.