Form 10-Q
period 2008-06-30
VeriChip CORP
filed 2008-08-14
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 7, 2008 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	11,226,043

VERICHIP CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VERICHIP CORPORATION
Condensed Consolidated Balance Sheets
 (In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets
Current Assets:
Cash	$3,774	$7,221
Accounts receivable	14	47
Inventories, net of allowance	53	95
Prepaid expenses and other current assets	1,363	953
Current assets from discontinued operations	8,855	8,202
Total Current Assets	14,059	16,518

Equipment, net of accumulated depreciation	45	112
Other assets from discontinued operations	32,388	33,368

	$46,492	$49,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$345	$338
Accrued expenses and other current liabilities	678	583
Note payable	8,000	—
Deferred revenue	17	49
Note payable to stockholder, current portion	—	2,167
Current liabilities from discontinued operations	4,575	6,708

Total Current Liabilities	13,615	9,845
Note payable to stockholder, less current portion	7,825	10,753
Other liabilities of discontinued operations	3,415	3,809

Total Liabilities	24,855	24,407

Stockholders’ Equity:
Capital stock:
Preferred stock:
Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	—	—
Common stock:
Authorized 40,000 shares, of $.01 par value; 11,154 and 10,144 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	112	101
Additional paid-in capital	56,571	54,486
Accumulated deficit	(35,009)	(28,959)
Accumulated other comprehensive loss — foreign currency translation	(37)	(37)

Total Stockholders’ Equity	21,637	25,591

	$46,492	$49,998

See notes to condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statements of Operations
 (In thousands, except per share data)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenue	$32	$—	$35	$1

Cost of goods sold	61	—	61	—

Gross (loss) profit	(29)	—	(26)	1

Operating expenses:
Selling, general and administrative	3,497	2,795	6,744	5,578
Research and development	50	98	212	98

Total operating expenses	3,547	2,893	6,956	5,676

Operating loss	(3,576)	(2,893)	(6,982)	(5,675)

Interest income and other expense, net	835	(125)	980	(162)
Interest expense	478	357	839	736

Total other expense	1,313	232	1,819	574

Loss before income tax provision	(4,889)	(3,125)	(8,801)	(6,249)
Provision for income taxes	—	—	2	—

Loss from continuing operations	(4,889)	(3,125)	(8,803)	(6,249)

Income from discontinued operations (net of tax expense of $10, $291, $0 and $45)	1,682	546	2,753	357

Net loss	$(3,207)	$(2,579)	$(6,050)	$(5,892)

Net loss per common share from continuing operations — basic and diluted	$(0.50)	$(0.35)	$(0.90)	$(0.78)

Net income per common share from discontinued operations — basic and diluted	0.17	0.06	0.28	0.04

Net loss per common share — basic and diluted	$(0.33)	$(0.29)	$(0.62)	$(0.73)

Weighted average number of shares outstanding — basic and diluted	9,803	8,814	9,703	8,050

See notes to condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2008
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Loss	Equity

Balance December 31, 2007	10,144	$101	$54,486	$(28,959)	$(37)	$25,591
Net loss	—	—	—	(6,050)	—	(6,050)
Stock based compensation	722	7	1,747	—	—	1,754
Issuance of shares to lender	120	2	300	—	—	302
Issuance of shares from option exercises	168	2	38	—	—	40

Balance June 30, 2008	11,154	$112	$56,571	$(35,009)	$(37)	$21,637

See notes to condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(6,050)	$(5,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	40
Stock based compensation	1,754	1,303
Asset impairment	44	—
Accrued interest	505	738
Allowance for inventory excess	53	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	32	(16)
Decrease (increase) in inventories	(11)	(5)
Increase (decrease) in prepaid expenses and other current assets	384	(210)
Decrease (increase) in accounts payable and accrued expenses	131	(432)

	(3,123)	(4,474)
Net cash (used in) provided by discontinued operations	(712)	263

Net cash used in operating activities	(3,835)	(4,211)

Cash flows from investing activities:
Payments for equipment	(12)	(35)
Net cash used in discontinued operations	(58)	(233)

Net cash used in investing activities	(70)	(268)

Cash flows from financing activities:
Short-term borrowing	8,000	—
Financing costs	(495)	—
Debt Principal payments to stockholder	(5,600)	(3,500)
Borrowings from stockholder	—	1,293
Initial public offering costs	—	(2,879)
Issuance of common shares	48	272
Proceeds from initial public offering, net of underwriter fees	—	18,337
Stock issuance costs	(9)
Net cash (used in) provided by discontinued operations	(1,515)	231

Net cash provided by financing activities	429	13,754

Net (decrease) increase in cash	(3,476)	9,275
Cash, beginning of period	7,250	996
Cash, end of period	$3,774	$10,271

See notes to condensed consolidated financial statements.

1. Business and Basis of Presentation
VeriChip Corporation (the “Company,” “Registrant,” “us,” “we,” or “our”) is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002. On February 14, 2007, the Company completed an initial public offering of its common stock, selling 3,100,000 shares of its common stock at a price of $6.50 per share. As of June 30, 2008, Digital Angel Corporation, formerly known as Applied Digital Solutions, Inc. (“Digital Angel”), owned 48.5% of the Company’s common stock.
On May 15, 2008, the Company entered into a stock purchase agreement with The Stanley Works to sell all of the outstanding capital stock of the Company’s wholly-owned subsidiary, Xmark Corporation (“Xmark”), for $45 million cash, to be adjusted based on Xmark’s closing balance sheet. The Xmark business includes all of the operations of the previously reported healthcare security and industrial segments. On July 18, 2008, pursuant to the terms of the stock purchase agreement, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley Canada Corporation, a wholly-owned subsidiary of The Stanley Works (“Stanley Canada”), for approximately $47.9 million in cash, which consists of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds will be held in escrow for a period of 12 months to provide for indemnification obligations under the stock purchase agreement, if any. As result, the Company expects to record a gain on the sale of Xmark of approximately $11.1 million, with $4.5 million of that gain deferred until the escrow is settled. The financial position, results of operations and cash flows of Xmark have been reclassified as discontinued operations in all periods presented.
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2008 and December 31, 2007 (the December 31, 2007, financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007), and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. As a result of the Company’s intention to sell Xmark, the financial position, results of operations and cash flows of Xmark presented in the December 31, 2007 and June 30, 2007 periods have been reclassified for comparative purposes (see “Discontinued Operations”).
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
The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.
The Company develops, markets and sells radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. As a result of the Company’s decision to sell its subsidiary, Xmark, the Company now operates in a single segment focused on the Company’s VeriMed Health Link system, formerly known as the VeriMed patient identification system, which uses an implantable passive RFID microchip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed Health Link system for use in medical applications in the United States.

The Company currently obtains the implantable microchip from a wholly-owned subsidiary of Digital Angel under the terms of an amended and restated supply agreement. The supply agreement is discussed in Note 9, “Related Party Transactions.” Digital Angel, in turn, obtains the implantable microchip, a component of the VeriMed Health Link system, from a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129 “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to Hughes Aircraft Company, or Hughes, and its then wholly-owned subsidiary, Hughes Identification Devices, Inc., or HID. The specified fields of use retained by the predecessor company do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and the Company does not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. Digital Angel sources the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc. was merged in 1997. However, the Company has no documentation that establishes its right to use the patented technology for human identification or security applications. Through June 30, 2008, no intellectual property claims against the Company have been asserted (see Note 7 “Unasserted Claim — Potential Intellectual Property Conflict” and Note 9 “Related Party Transactions”).
On January 1, 2008, the Company’s wholly-owned subsidiaries, VeriChip Holdings Inc., or VHI, and Xmark Corporation, or Xmark, were amalgamated with Xmark surviving. On July 18, 2008, the Company sold its wholly-owned subsidiary, Xmark.
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
We recorded compensation expense, related to stock options, of approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2008, respectively, and approximately $0.1 million and $0.2 million in the three and six months ended June 30, 2007, respectively.
In December 2006, the Company issued 0.5 million shares of its restricted common stock to Scott R. Silverman, its then chairman and chief executive officer, which shares were subject to forfeiture in the event that Mr. Silverman terminated his employment or the Company terminated his employment for cause on or before December 31, 2008. As a result of a separation agreement entered into between the Company and Mr. Silverman, dated May 15, 2008, Mr. Silverman’s restricted stock vested on the closing of the sale of Xmark. The Company determined the value of the stock to be $4.5 million based on the estimated value of its common stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. As a result of the sale of Xmark on July 18, 2008, a charge of $2.6 million will be recorded for the remaining unvested cost of these restricted shares. The Company recorded compensation expense of approximately $0.6 million and $1.1 million in the three and six months ended June 30, 2008, respectively, associated with the restricted stock.
In March 2007, the Company issued 0.1 million shares of its restricted common stock to two officers, half of which grant was terminated on April 28, 2008 and half of which grant was to vest on March 2, 2009, but instead vested on the closing of the sale of Xmark. The Company determined the value of the stock to be $0.6 million based on the value of its common stock on the date of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. As a result of the sale of Xmark on July 18, 2008, the remaining unvested cost of these restricted shares was recorded in July 2008. The Company recorded compensation expense of approximately $0.1 million and $0.1 million in the three and six months ended June 30, 2008 associated with this restricted stock.

In January, February, and May 2008, the Company issued 0.7 million shares of its restricted common stock to certain employees and members of the board of directors. One grant of 50,000 shares of restricted stock was terminated on April 28, 2008 and the remaining balance of the restricted stock was fully vested upon the closing of the Xmark transaction. The Company determined the value of the stock to be $1.2 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. As a result of the sale of Xmark on July 18, 2008, the remaining unvested cost of these restricted shares was recorded in July 2008. The Company recorded compensation expense of approximately $0.1 million and $0.2 million in the three and six months ended June 30, 2008 associated with this restricted stock.
Stock-based compensation expense of $1.8 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively, is reflected in the condensed consolidated statement of operations in selling, general and administrative expense.
2. Inventories

	June 30,	December 31,
	2008	2007
Finished goods	$171	$160
Allowance for excess and obsolescence	(118)	(65)

	$53	$95

3. Financing Agreements
$8.0 Million Debt Financing
On February 29, 2008, the Company entered into an $8.0 million debt financing (the “Agreement”) with Valens Offshore SPV II, Corp. (the “Lender”). Under the terms of the Agreement, the Lender extended financing to the Company in the form of an $8.0 million secured term note (the “Note”). The Note accrued interest at a rate of 12% per annum, and had a maturity date of March 31, 2009. The terms of the Note allowed for optional redemption by paying 100% of the principal amount plus $120,000, if such amounts were paid prior to the six month anniversary of February 29, 2008, or $240,000, if such amounts were paid on or after the six month anniversary of February 29, 2008. Pursuant to the Agreement, the Company issued to the Lender 120,000 shares of its common stock. The cost of this issuance was $0.3 million, which is amortized over the period of the Note. As a result of the repayment of this debt on July 18, 2008, the unamortized cost of this issuance is being expensed in July 2008.
The Note also contained certain customary representations and warranties, events of default, including, among other things, failure to pay, violation of covenants, and certain other expressly enumerated events. To secure the Company’s obligations under the Agreement, the Company granted the Lender a security interest in substantially all of the Company’s assets, including all of the issued and outstanding capital stock in Xmark. The Company previously granted a security interest in all of its assets, including the outstanding capital stock in Xmark, to Digital Angel. The Lender entered into a subordination agreement with Digital Angel, dated February 29, 2008, under which obligations of the Company to Digital Angel were subordinated in right of payment and priority to the payment in full due to the Lender by the Company.
The Company used part of the proceeds of the Note with the Lender to prepay $5.3 million of debt owed to Digital Angel under a loan agreement. See Note 9, “Related Party Transactions” to our condensed consolidated financial statements for more information.
On July 18, 2008, pursuant to the terms of the stock purchase agreement between the Company and The Stanley Works, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley Canada for approximately $47.9 million in cash. On July 18, 2008, the Company used part of the proceeds of the sale of Xmark to pay $8.2 million to the Lender to satisfy the Note, which included a prepayment penalty of $120,000. The result of this settlement included a $0.7 million charge on debt extinguishment. As a result of the satisfaction of the Note, the Lender released all of its security interests in the assets of the Company.

4. Stockholders’ Equity
On February 14, 2007, the Company completed an initial public offering of its common stock. In connection with its initial public offering, the Company sold 3,100,000 shares of its common stock at a price of $6.50 per share. As a result, as of June 30, 2008, Digital Angel owned approximately 48.5% of the Company’s common stock.
Stock Option Plans
In April 2002, the Company’s board of directors approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares, may be granted is approximately 2.0 million. As of June 30, 2008, approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan and 1.2 million of the options or shares granted were outstanding as of June 30, 2008. As a result of the sale of Xmark, all options are fully vested and expire up to nine years from the vesting date. As of June 30, 2008, no SARs have been granted and 72,000 shares may still be granted under the VeriChip 2002 Plan.
On April 27, 2005, Digital Angel’s board of directors approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of June 30, 2008, approximately 0.3 million options have been granted under the VeriChip 2005 Plan and 0.2 million of the options were outstanding. As a result of the sale of Xmark, all of the options are fully vested and expire up to nine years from the vesting date. As of June 30, 2008, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan. Under the VeriChip 2007 Plan, the number of shares for which options, restricted shares, SARs or performance shares may be granted is 1.0 million. As of June 30, 2008, approximately 0.9 million options and shares have been granted under the VeriChip 2007 Plan. As of June 30, 2008, no SARs have been granted and approximately 145,000 shares may still be granted under the VeriChip 2007 Plan.
In addition, as of June 30, 2008, options exercisable for approximately 0.4 million shares of the Company’s common stock have been granted outside of the Company’s plans. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.
In the six months ended June 30, 2008, 25,000 options and 0.7 million restricted shares were granted under the VeriChip 2007 Plan. In the six months ended June 30, 2008, no options were granted under the VeriChip 2002 Plan or the VeriChip 2005 Plan. In the six months ended June 30, 2007, 0.1 million and 0.2 million options were granted under the 2002 and 2005 VeriChip Plan, respectively.

A summary of option activity under our option plans as of June 30, 2008, and changes during the three months then ended is presented below (in thousands, except per share amounts):

		Weighted Average
	Number of	Exercise Price Per
	Options	Share
Outstanding on January 1, 2008	1,963	$3.26
Granted	25	1.99
Exercised	(172)	.30
Forfeited	—	—

Outstanding on June 30, 2008	1,816	3.52

Vested and expected to vest	1,816	3.52

Exercisable on June 30, 2008(1)	1,455	2.90

Shares available on June 30, 2008 for options and common shares that may be granted	218

(1)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $1.56 at June 30, 2008. As of June 30, 2008, there is no intrinsic value for outstanding options.
The following table summarizes information about stock options at June 30, 2008 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of		Contractual	Price Per		Price Per
Exercise Prices	Shares	Life (years)	Share	Shares	Share
$0.0000 to $2.0250	940	2.4	$0.54	915	$0.50
$4.0501 to $6.0750	436	8.3	5.65	161	5.46
$6.0751 to $8.1000	328	5.4	7.09	301	7.04
$8.1001 to $10.1250	106	6.5	9.23	72	8.88
$18.2251 to $20.2500	6	4.5	20.25	6	20.25

	1,816	4.6	$3.52	1,455	$2.90

The weighted average per share fair value of grants made in the six months ended June 30, 2008 and 2007 for the Company’s incentive plans was $.94 and $2.93, respectively.
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

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2008	2007

Expected dividend yield	—	—
Expected stock price volatility	50%	50%
Risk-free interest rate	2.58%	4.51%
Expected term (in years)	6.0	6.0
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
5. Discontinued Operations
On July 18, 2008, pursuant to the terms of the stock purchase agreement between the Company and The Stanley Works, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley Canada for approximately $47.9 million in cash, which consists of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds will be held in escrow for a period of 12 months to provide for indemnification obligations under the stock purchase agreement, if any.
As a result of the sale of Xmark, the financial condition, results of operations and cash flows of Xmark have been reported as discontinued operations in our financial statements and prior period information has been reclassified accordingly.
The condensed results of operations of the Company’s discontinued operations for the three months ended June 30, 2008 and June 30, 2007 were comprised of the following:

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2008	2007
	(in thousands)
Revenue	$9,707	$8,190
Cost of sales	4,003	3,961

Gross profit	5,704	4,229

Selling, general and administrative expenses	2,946	2,572
Research and development expenses	1,083	858
Interest and other income	(17)	244
Interest expense	—	9

Income before income taxes	1,692	546

Provision for income taxes	10	—

Income from discontinued operations	$1,682	$546

The condensed results of operations of the Company’s discontinued operations for the six months ended June 30, 2008 and June 30, 2007 were comprised of the following:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2008	2007
	(in thousands)
Revenue	$18,302	$15,562
Cost of sales	7,562	7,470

Gross profit	10,740	8,092

Selling, general and administrative expenses	5,783	5,163
Research and development expenses	2,022	2,264
Interest and other income	(109)	245
Interest expense	—	18

Income before income taxes	3,044	402

Provision for income taxes	291	45

Income from discontinued operations	$2,753	$357

The condensed balance sheets of the Company’s discontinued operations as of June 30, 2008 and December 31, 2007 were comprised of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)
Current assets:
Cash	$—	$—
Accounts receivable	6,080	5,391
Deferred tax asset	—	216
Inventory	2,318	2,247
Other current assets	457	348

Total current assets	8,855	8,202

Property and equipment, net	755	840
Intangibles, net	15,857	16,752
Goodwill	15,776	15,776

Total assets	$41,243	$41,570

Current liabilities:
Line of credit	$—	$1,515
Accounts payable	1,220	1,517
Accrued expenses and other current liabilities	2,762	3,120
Income taxes payable	407	300
Deferred revenue	186	256

Total current liabilities	4,575	6,708

Deferred taxes	3,415	3,809

Total liabilities	7,990	10,517

Net assets from discontinued operations	$33,253	$31,053

6. Income Taxes
We had no effective tax rate for the three and six months ended June 30, 2008 and 2007, respectively. We incurred consolidated losses before taxes for the three and six months ended June 30, 2008 and 2007. However, we have not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a valuation allowance against our net U.S. deferred tax assets was appropriate based primarily on our historical operating results.
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
The Company’s former wholly owned subsidiary, Xmark, filed federal and provincial income tax returns in Canada and filed federal and state income tax returns in the U.S. The Company is generally no longer subject to federal and provincial income tax examinations by Canadian tax authorities for years before 2001 and to federal and state income tax examinations by U.S. tax authorities for years before 2003. Management does not anticipate that adjustments, if any, which may be proposed by the Canadian Revenue Agency would result in a material change to its financial position.
The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the three months ended June 30, 2008 and 2007, there was no such interest or penalty.
7. Unasserted Claim—Potential Intellectual Property Conflict
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
The Company has been publicly marketing and selling the implantable microchip for human identification and security applications for approximately five years. Through June 30, 2008, there are no pending or threatened intellectual property claims challenging the Company’s marketing or selling activities. The Company’s supply and development agreement with Digital Angel contains an indemnification provision. To the extent that such an infringement claim is made, the Company believes it is entitled to indemnification pursuant to the supply and development agreement with Digital Angel. In October 2007, Digital Angel and the successor to HID executed a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to HID’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. Digital Angel has, in turn, sublicensed those rights to the Company.
Under the circumstances, the accompanying financial statements make no provision with respect to the unasserted claim described above.
8. Legal proceedings
The Company is engaged in certain legal actions and management believes that the ultimate outcome of these actions will not have a material adverse effect on the Company’s operating results, liquidity or financial position.

Metro Risk
On January 10, 2005, the Company commenced an action in the Circuit Court for Palm Beach County, Florida, against Metro Risk Management Group, LLC, or Metro Risk. In this suit, the Company has claimed that Metro Risk breached the parties’ three international distribution agreements by failing to meet required minimum purchase obligations and by repudiating the agreements. On July 1, 2005, Metro Risk asserted a counterclaim against the Company for breach of contract and fraud in the inducement. Specifically, in its claim for breach of contract, Metro Risk alleged that the Company breached the exclusivity provision of the parties’ three international distribution agreements by later signing a different distribution agreement with a large distributor of medical supplies. Metro Risk alleged that the distribution agreement with this other distributor included the same areas covered in the Company’s three international distribution agreements with Metro Risk. Moreover, regarding its claim for fraud in the inducement, Metro Risk alleged that the Company fraudulently induced Metro Risk into signing the three international distribution agreements by promising millions of dollars in profits, only later to sign another distribution agreement with a competitor for the same countries. By virtue of its counterclaim, Metro Risk seeks reliance damages in the amount of $155,000, which allegedly represents the amount of money advanced by Metro Risk for the project, lost profits, and attorneys’ fees.
On July 23, 2008, the court granted a motion for summary judgment filed by the Company on Metro Risk’s counterclaim, and thus denied Metro Risk’s counterclaim. Metro Risk may appeal the decision. The Court has also previously granted summary judgment on the issue of Metro Risk’s liability for breaching the three international distribution agreements. Therefore, at present, the remaining issue in the lawsuit is the Company’s damages resulting from Metro Risk’s breach of the three international distribution agreements. The parties have taken minimal discovery at the present time. Metro Risk has propounded no discovery on the Company, and the Company has propounded a request for production and a request for admissions on Metro Risk. The parties have not taken any depositions. Given the potential for an appeal, counsel is currently unable to assess the ultimate outcome.
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
On July 8, 2008, a lawsuit was filed against the Company and Digital Angel by one of the above-referenced former employees, Jerome C. Artigliere, a former executive of the Company and Digital Angel. The lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida, and alleges that Mr. Artigliere holds options to acquire 950,000 shares of common stock of the Company at an exercise price of $0.05 per share and that he has been denied the right to exercise those options. The complaint alleges causes of action for breach of contract against the Company and Digital Angel, seeks declaratory judgments clarifying Mr. Artigliere’s alleged contractual rights, and sought an injunction enjoining the vote of the stockholders at special meeting of Company shareholders that took place on July 17, 2008, on the sale of Xmark. The Company believes that Mr. Artigliere’s claim for 950,000 Company stock options is factually incorrect and, at best, he would be entitled to only 211,111 Company stock options due to the Company’s 2-for-3 reverse stock split that occurred in December of 2005 and the 1-for-3 reverse stock split that occurred in December of 2006. The Company believes the complaint includes multiple inaccuracies, is without merit and intends to defend the lawsuit.
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

9. Related Party Transactions
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
Management believes that the fees charged for these services are reasonable and consistent with what the expenses would have been on a stand-alone basis. The aggregate costs of these services to the Company were $20,000, and $50,000 in the three and six months ended June 30, 2008, respectively, and $0.1 million and $0.3 million in the three and six months ended June 30, 2007, respectively.
Loan Agreement with Digital Angel
Prior to the date of our initial public offering, which was consummated on February 14, 2007, we financed a significant portion of our operations and investing activities primarily through funds that Digital Angel provided. As of June 30, 2008, we were indebted to Digital Angel in the amount of $7.8 million.
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

On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that we may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to us by Digital Angel during the first week of January 2007. Upon the consummation of our initial public offering in February 2007, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness under the loan documents. The interest accrued on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of our initial public offering, we were indebted to Digital Angel in the amount of $15.1 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, we used $3.5 million of the net proceeds of our initial public offering to repay a portion of our indebtedness to Digital Angel upon consummation of our initial public offering. Effective with the payment of the $3.5 million, all interest which accrued on the loan as of the last day of each month, commencing with February 2007, was added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest was due and payable on February 1, 2010.
The loan with Digital Angel was subordinated to our obligations under our credit agreement with the Lender, which is further described in Note 3 “Financing Agreements,” to our condensed consolidated financial statements, and was collateralized by security interests in all of our property and assets, except as otherwise encumbered by the rights of the Lender.
The Company used part of the proceeds of the Note with the Lender to prepay $5.3 million of debt owed to Digital Angel. In connection with the financing, the Company entered into a letter agreement with Digital Angel, dated February 29, 2008, under which the Company agreed, among other things, to prepay $5.3 million to Digital Angel, and to amend that certain letter agreement between the Company and Digital Angel dated as of December 20, 2007 (the “December 2007 Letter Agreement”), to provide that the Company will have until October 30, 2008 to prepay in full the entire outstanding principal amount to Digital Angel by paying to Digital Angel $10 million, less the $500,000 paid pursuant to the December 2007 Letter Agreement, less the $5.3 million paid in connection with this financing, less other principal payments made to reduce the outstanding principal amount between the date of the December 2007 Letter Agreement and the date of such prepayment, plus any accrued and unpaid interest between October 1, 2007 and the date of such prepayment. As a result of the $5.3 million payment, the Company was not required to make any further debt service payments to Digital Angel until September 1, 2009.
On July 18, 2008, the Company used part of the proceeds from the sale of Xmark to pay $4.8 million to Digital Angel to satisfy the Company’s obligations under the loan agreement. As a result of this payment in July 2008, the Company will recognize a $2.5 million gain on debt extinguishment in the third quarter of 2008 and Digital Angel released all security interests it had in the assets of the Company.
Interest expense incurred under the loan for the three and six months ended June 30, 2008 was $0.2 million and $0.5 million, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2007, respectively.
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
The Company’s purchase of product under the supply and development agreement was nil for the six month periods ended June 30, 2008 and 2007. The supply and development agreement with Digital Angel continues until March 2014, and, as long as the Company continues to meet minimum purchase requirements (the minimum purchase requirements were nil in 2007 and are approximately $0.9 million in 2008), the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if the Company does not take delivery and pay for a minimum number of microchips as specified in the agreement. Further, the agreement provides that Digital Angel shall, at the Company’s option, furnish and operate a computer database to provide data collection, storage and related services for the Company’s customers for a fee as provided. The Company does not currently utilize this service, nor does it intend to. A termination of the Company’s supply and development agreement or the ability of Digital Angel to supply third parties due to failure by the Company to meet its minimum purchase requirements or for any other reason would have a material adverse effect on the Company’s business prospects.
The terms of the predecessor supply and development agreement and the amended and restated supply and development agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.
Digital Angel relies solely on a production agreement with a subsidiary of Raytheon Company for the manufacture of the human-implantable microchip products. The subsidiary utilizes Digital Angel’s equipment in the production of the microchips. On April 28, 2006, Digital Angel entered into a new production agreement with the subsidiary related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by the Company. This new agreement expires on June 30, 2010. (See Note 1)
Letter Agreement with Digital Angel
On May 15, 2008, the Company entered into a Letter Agreement with Digital Angel under which the Company agreed, in exchange for Digital Angel’s consent to a voting agreement and guarantee agreement with The Stanley Works, to pay $250,000 as a fee for Digital Angel’s guarantee of certain obligations under the Stock Purchase Agreement and up to $250,000 for reimbursement of transactional costs incurred by Digital Angel in connection with the Xmark Transaction. These costs will be accounted for as transactional costs in the period incurred.
The Digital Angel Agreement provides that the Stock Purchase Agreement and the transactions contemplated thereby do not constitute an event of default under the loan agreement with Digital Angel, described above, and allows Digital Angel to designate up to three members of the Company’s board of directors, all of which shall be independent with the exception of Joseph J. Grillo, Digital Angel’s President and Chief Executive Officer. Upon the closing of the Xmark Transaction, Mr. Grillo joined the Company’s board of directors as the chairman. The Letter Agreement also provides, among other things, that (i) the Company will limit payments and any changes to existing compensation arrangements are subject to pre-approval by Digital Angel, (ii) Mr. Silverman will enter into a separation agreement with the Company, which was executed on May 15, 2008 and amended on July 9, 2008, and (iii) Digital Angel will have reasonable access to the Company’s financial information.
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

10. Supplementary Cash Flow Information

	For the Six Months Ended
	June 30,
	2008	2007
Income taxes paid	$—	$—
Interest paid	245	—

	$245	$—

In the six months ended June 30, 2008 and 2007, the Company had the following non-cash investing and financing activities:

	Six Months Ended
	June 30,
	2008	2007
Non-cash financing and investing activities:

Offering costs	$—	$440
Debt financing costs	331	—

	$331	$440

11. Subsequent Event
On July 18, 2008, pursuant to the terms of the stock purchase agreement between the Company and The Stanley Works, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley Canada for approximately $47.9 million in cash, which consists of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds will be held in escrow for a period of 12 months to provide for indemnification obligations under the stock purchase agreement, if any.
Following the completion of the sale of Xmark to Stanley Canada, the Company retired all of its outstanding debt for a combined payment of $13.5 million and settled all contractual payments to officers and management of the Company and Xmark of $9.1 million. As result, the Company expects to record a gain on the sale of Xmark of approximately $11.1 million, with $4.5 million of that gain deferred until the escrow is settled.
On August 8, 2008 the board of directors of the Company approved a special dividend of $1.35 to stockholders of record as of August 18, 2008. The total amount of the dividend is expected to be up to $16.2 million and is payable on August 28, 2008.
The Company has also retained an investment banking firm to explore opportunities for the sale of the Company and the Company’s VeriMed Health Link business, after the sale of Xmark. The Company currently intends to propose a second, special dividend to its stockholders consisting of all of the remaining distributable cash then held by the Company following any sale of the VeriMed Health Link business or the Company and the release of the escrowed funds.
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

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, and include:
•	our ability to successfully implement our business strategy;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations;

•	the rate and extent of the U.S. healthcare industry’s adoption of radio frequency identification, or RFID, identification systems;

•	the relative degree of market acceptance of our zonal, or cell identification, active RFID systems compared to competing technologies, such as lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-based location and wireless networking technologies;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	uncertainty as to whether a market for our VeriMed Health Link system will develop and whether we will be able to generate more than a nominal level of revenue from such business;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	market acceptance of our VeriMed Health Link system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed Health Link system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•	a potential disruption to our business, loss of sales and higher expense if we are unable to obtain the implantable microchip used in our VeriMed Health Link system from Digital Angel and other risks related to our supply agreement with Digital Angel;

•	our ability to provide uninterrupted, secure access to the VeriMed database;

•	our ability to pay the special dividends;

•	conflict of interest risks related to our continued affiliation with Digital Angel and its subsidiaries; and

•	our ability to establish and maintain proper and effective internal accounting and financial controls.

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
On May 15, 2008, the Company entered into a stock purchase agreement with The Stanley Works to sell all of the outstanding capital stock of its subsidiary, Xmark, for $45 million cash, to be adjusted based on Xmark’s closing balance sheet. The Xmark business includes all of the operations of the previously reported healthcare security and industrial segments. On July 18, 2008, pursuant to the terms of the stock purchase agreement between the Company and The Stanley Works, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley Canada for approximately $47.9 million in cash, which consists of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds will be held in escrow for a period of 12 months to provide for indemnification obligations under the stock purchase agreement, if any. As a result of the sale of Xmark, the financial condition, results of operations and cash flows of Xmark have been reported as discontinued operations in our financial statements, and prior period information has been reclassified accordingly.
The Company now operates in a single segment, focused on its VeriMed Health Link system which uses an implantable FDA-cleared RFID microchip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the FDA cleared our VeriMed Health Link system for patient identification and health information purposes in the United States.
Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Effective with the sale of Xmark in July 2008, the Company has significantly reduced its selling, general and administrative costs while exploring opportunities to sell its remaining business, the VeriMed Health Link business, or the Company as a whole. As a result, it does not expect past levels of operating expenditures, described below, to continue during the period between the sale of Xmark and the liquidation of the related escrow.
Revenue
Through June 30, 2008, we have recorded nominal revenue from sales of our VeriMed Health Link system. In the three months ended June 30, 2008 we recorded revenue of $32,000.

Gross Profit and Gross Profit Margin
Our cost of sales consists of finished goods and inventory valuation charges. The implantable microchips and scanners used in our VeriMed Health Link system are purchased as finished goods under the terms of our agreement with Digital Angel.
Our gross profit decreased from nil for the three months ended June 30, 2007 to a loss of $29,000 for the three months ended June 30, 2008. The loss is attributable to inventory valuation reserves.
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
Selling, general and administrative expense increased $0.7 million to $3.5 million for the three months ended June 30, 2008 as compared to $2.8 million for the three months ended June 30, 2007. The increase was due to transactional expenses associated with our sale of Xmark, the marketing of our VeriMed Health Link business and the costs resulting from equity based compensation. Effective with the closing of the sale of Xmark, our Chairman and Chief Executive Officer separated from the Company and became an unpaid consultant focused on the sale of the VeriMed Health Link business or the Company as a whole. The Company has no current plans to replace the Chief Executive Officer. Additionally, during the process of marketing the Company for sale, sales and marketing expenditures have been reduced significantly from prior periods.
During the three months ended June 30, 2008 and 2007, we incurred stock-based compensation expense of $0.9 million and $0.6 million, respectively.
Included in selling, general and administrative expense was $20,000 and $0.1 million of certain general and administrative services provided to us by Digital Angel, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in the three months ended June 30, 2008 and 2007, respectively.
Selling, general and administrative expense included depreciation and amortization expense of approximately $17,000 and $15,000 for the three months ended June 30, 2008 and 2007, respectively.
Research and Development
Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses.
Research and development expense was $50,000 for the three months ended June 30, 2008 compared to $98,000 for the three months ended June 30, 2007. The Company’s research and development costs represent payments to its project partner in the development of a glucose sensing microchip. The Company has one remaining payment of $50,000, which is expected to be incurred during the third quarter of 2008.
Interest Expense
Interest expense was $0.5 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008 and 2007, the interest rate under our two financings was 12% per annum.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
Effective with the sale of Xmark in July 2008, the Company has significantly reduced its selling, general and administrative costs while exploring opportunities to sell its remaining business, the VeriMed Health Link business, or the Company as a whole. As a result, it does not expect past levels of operating expenditures, described below, to continue during the period between the sale of Xmark and the liquidation of the related escrow.

Revenue
Through June 30, 2008, we have recorded nominal revenue from sales of our VeriMed Health Link system. In the six months ended June 30, 2008 we recorded revenue of $35,000.
Gross Profit and Gross Profit Margin
Our cost of sales consists of finished goods and inventory valuation reserves. The finished goods, including our implantable microchip and scanners used in our VeriMed Health Link system, which are purchased under the terms of our agreement with Digital Angel.
Our gross profit decreased from $1,000 for the six months ended June 30, 2007 to a loss of $26,000 for the six months ended June 30, 2008. The loss is attributable to inventory valuation reserves.
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
Selling, general and administrative expense increased $1.1 million to $6.7 million for the six months ended June 30, 2008 as compared to $5.6 million for the six months ended June 30, 2007. The increase was due to our transactional expenses associated with our sale of Xmark, marketing costs associated with our VeriMed Health Link business, the additional costs resulting from equity based compensation and increased costs related to operating as a public entity as the result of our initial public offering in February 2007. Effective with the closing of the sale of Xmark, our Chairman and Chief Executive Officer separated from the Company and became an unpaid consultant focused on the sale of the VeriMed Health Link business or the Company as a whole. The Company has no current plans to replace the Chief Executive Officer. Additionally, during the process of marketing the Company for sale, sales and marketing expenditures have been reduced significantly from prior periods.
During the six months ended June 30, 2008 and 2007, we incurred stock-based compensation expense of $1.8 million and $1.3 million, respectively.
Included in selling, general and administrative expense was $50,000 and $0.2 million of certain general and administrative services provided to us by Digital Angel, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in the six months ended June 30, 2008 and 2007, respectively.
Selling, general and administrative expense included depreciation and amortization expense of approximately $35,000 and $40,000 for the six months ended June 30, 2008 and 2007, respectively.
Research and Development
Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses.
Research and development expense was $0.2 million for the six months ended June 30, 2008 compared to $0.1 million for the six months ended June 30, 2007. The Company’s research and development costs represent payments to its project partner in the development of a glucose sensing microchip. The Company has one remaining payment of $50,000, which is expected to be incurred during the third quarter of 2008.
Interest Expense
Interest expense was approximately $0.8 million for the six months ended June 30, 2008 compared to $0.7 million for the six months ended June 30, 2007. During the six months ended June 30, 2008, the interest rate under our loan agreement with Valens Offshore SPV II, Corp. was 12% per annum. During the six months ended June 30, 2008 and 2007, the interest rate under our loan agreement with Digital Angel was 12% per annum.

Liquidity and Capital Resources
As of June 30, 2008, cash totaled $3.8 million compared to cash of approximately $7.3 million at December 31, 2007.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $3.8 million and $4.2 million during the six months ended June 30, 2008 and 2007, respectively. For each of the periods presented, cash was used primarily to fund operating losses, primarily resulting from the marketing expenses of the Company’s VeriMed Health Link business.
Historically, the Company’s Xmark business generated significant operating cash flows, a portion of which was used to fund the operating expenditures for marketing and other development costs related to the VeriMed Health Link business. In conjunction with the announced sale of Xmark on May 15, 2008, the Company also announced its intention to market the Company and its VeriMed Health Link business. The Company has engaged an investment banker and continues with that marketing process.
Cash Flows from Investing Activities
Investing activities used cash of $0.1 million and $0.3 million during the six months ended June 30, 2008 and 2007, respectively which was primarily used to purchase equipment.
Cash Flows from Financing Activities
Financing activities provided cash of $0.4 million and $13.8 million during the six months ended June 30, 2008 and 2007, respectively. During the first six months of 2008 the Company borrowed $8.0 million from Valens Offshore SPV II, Corp. (the “Lender”), a portion of which was used to repay Digital Angel and the Royal Bank of Canada, which had previously provided a working capital line to the Company’s subsidiary, Xmark. In the first six months of 2007 the Company raised net proceeds from its initial public offering of $15.5 million, net of costs, a portion of which was used to repay principal to Digital Angel and to pay costs of financing.
Credit Facilities
Prior to the date of our initial public offering, which was consummated on February 14, 2007, we financed a significant portion of our operations and investing activities primarily through funds that Digital Angel provided. As of June 30, 2008, we were indebted to Digital Angel in the amount of $7.8 million.
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
On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness that we may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to us by Digital Angel during the first week of January 2007. Upon the consummation of our initial public offering in February 2007, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness under the loan documents. The interest continued to accrue on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of our initial public offering, we were indebted to Digital Angel in the amount of $15.1 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, we used $3.5 million of the net proceeds of our initial public offering to repay a portion of our indebtedness to Digital Angel upon consummation of our initial public offering. Effective with the payment of the $3.5 million, all interest which accrued on the loan as of the last day of each month, commencing with February 2007, was added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest was due and payable on February 1, 2010.

The loan with Digital Angel was subordinated to our obligations under our credit agreement with Valens Offshore SPV II, Corp., which is discussed below, and was collateralized by security interests in all of our property and assets, except as otherwise encumbered by the rights of the Lender.
On February 29, 2008, we closed an $8.0 million debt financing (the “Agreement”) with the Lender. Under the terms of the Agreement, the Lender extended financing to us in the form of an $8.0 million secured term note (the “Note”). The Note accrued interest at a rate of 12% per annum and had a maturity date of March 31, 2009. The terms of the Note allowed for optional redemption by paying 100% of the principal amount plus $120,000, if such amounts were paid prior to the six month anniversary of February 29, 2008, or $240,000, if such amounts were paid on or after the six month anniversary of February 29, 2008. Pursuant to the Agreement, we issued to the Lender 120,000 shares of our common stock.
We used part of the proceeds of the financing with the Lender to prepay $5.3 million of debt owed to Digital Angel. In connection with the financing, we entered into a letter agreement with Digital Angel, dated February 29, 2008, under which we agreed, among other things, to prepay the $5.3 million to Digital Angel, and to amend the December 2007 Letter Agreement, to provide that we will have until October 30, 2008 to prepay in full the entire outstanding principal amount to Digital Angel by paying to Digital Angel $10 million, less the $500,000 paid pursuant to the December 2007 Letter Agreement, less the $5.3 million paid in connection with this financing, less other principal payments made to reduce the outstanding principal amount between the date of the December 2007 Letter Agreement and the date of such prepayment, plus any accrued and unpaid interest between October 1, 2007 and the date of such prepayment. As a result of the $5.3 million payment, we were not required to make any further debt service payments to Digital Angel until September 1, 2009. If we paid Digital Angel an additional $4.2 million, plus accrued interest, prior to October 30, 2008, we would be discharged from our remaining obligation to Digital Angel.
On July 18, 2008, the Company used part of the proceeds from the sale of Xmark to pay $4.8 million to Digital Angel to satisfy the Company’s obligations under the loan agreement. As a result of this payment, the Company will recognize a $2.5 million gain on debt extinguishment and Digital Angel released all security interests it had in the assets of the Company.
On July 18, 2008, the Company used part of the proceeds of the sale of Xmark to repay all of its outstanding obligations under the Note by paying 100% of the principal amount plus any amounts then owing under the Note plus $120,000, for a total of $8.2 million. The result of this repayment included a $0.7 million loss on debt extinguishment. As a result of the satisfaction of the Note, the Lender released all of its security interests against the Company.
Financial Condition
As of June 30, 2008, we had working capital of approximately $0.5 million and an accumulated deficit of $35.0 million compared to working capital of approximately $6.7 million and an accumulated deficit of $29.0 million as of December 31, 2007. The decrease in working capital was primarily due to funding operating losses related to the marketing costs of our VeriMed Health Link business and transactional costs related to our sale of Xmark to The Stanley Works.
On July 18, 2008, pursuant to the terms of the stock purchase agreement, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley Canada Corporation, a wholly-owned subsidiary of The Stanley Works, for approximately $47.9 million in cash, which consists of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds will be held in escrow for a period of 12 months to provide for indemnification obligations under the stock purchase agreement, if any. Following the close of the transaction the Company paid $13.5 million to retire all of its outstanding debt and $9.1 million for contractual payments due on the close of the Xmark sale to management personnel of the Company and Xmark.

Contractual Obligations
On February 29, 2008, the Company entered into the Agreement with the Lender. Under the terms of the Agreement, the Lender extended financing to the Company in the form of an $8.0 million secured term note, which bears interest at a rate of 12% per annum, and has a maturity date of March 31, 2009. On July 18, 2008, the Company used the proceeds of the sale of Xmark to repay all of its outstanding obligations under the term note. The term note allowed for optional redemption by paying 100% of the principal amount plus any amounts then owing under the Note plus $120,000, for a total of $8.2 million. The terms and conditions of the financing are further discussed above.
Impact of Recently Issued Accounting Standards
In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which is the Company’s first quarter of fiscal year 2008. The adoption of FSP SFAS 157-1 did not have a material impact to its consolidated results of operations and financial position.
In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about; (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statement issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Comparative disclosures for earlier periods at initial adoption is encouraged but not required. The Company does not expect the adoption of FAS 161 to have a material impact to its consolidated results of operations and financial position.
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
The table below presents the principal amount, including accrued interest, and weighted-average interest rate for our debt portfolio:

June 30, 2008
(dollars in thousands)
Digital Angel Note	$7,825
Valens Note	$8,000
Weighted-average interest rate for the six months ended June 30, 2008	12.0%
The estimated fair value of our indebtedness to Digital Angel is not reasonably determinable due to the related party nature of the instrument.

Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2008. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the persons performing the functions of chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2008 based on the disclosure controls evaluation.
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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See note 8, “Legal Proceedings,” to the Company’s unaudited condensed consolidated financial statements in this Form 10-Q for information regarding material developments in our legal proceedings during the quarterly period ended June 30, 2008.
Item 6. Exhibits.
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VERICHIP CORPORATION (Registrant)
Date: August 14, 2008	By:	/s/ William J. Caragol
William J. Caragol
President, Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer)

Exhibit Index

Exhibit
Number		Description
2.1		Acquisition Agreement dated as of January 25, 2005 between Digital Angel Corporation and EXI Wireless Inc. (1)
2.2		Amendment to Acquisition Agreement dated as of March 11, 2005 between Digital Angel Corporation and EXI Wireless Systems Inc. (1)
2.3		Exchange Agreement dated as of June 9, 2005 between Digital Angel Corporation and VeriChip Corporation (1)
2.4		Waiver and Release between Digital Angel Corporation and VeriChip Corporation (1)
2.5
Share Purchase Agreement dated as of June 10, 2005 by and among Instantel Inc., Instantel Holding Company s.ár.l., Perceptis, L.P., VeriChip Inc., Digital Angel Corporation and VeriChip Corporation (1)

2.6		Letter Agreement dated as of December 21, 2005, by and among VeriChip Corporation, VeriChip Inc., and Digital Angel Corporation (1)
2.7		Registration Rights Agreement dated as of June 10, 2005 between VeriChip Corporation and Perceptis, L.P. (1)
2.8		Stock Purchase Agreement, dated May 15, 2008, between VeriChip Corporation and The Stanley Works (2)
2.9		Voting Agreement, dated May 15, 2008, between Digital Angel Corporation and The Stanley Works (2)
2.10		Voting Agreement, dated May 15, 2008, between Scott R. Silverman and The Stanley Works (2)
3.1		Second Amended and Restated Certificate of Incorporation of VeriChip Corporation filed with the Secretary of State of Delaware on December 18, 2006 (1)
3.2		Amended and Restated By-laws of VeriChip Corporation adopted as of December 12, 2005 (1)
4.1		Warrant Agreement dated as of August 21, 2002 between VeriChip Corporation and IBM Credit Corporation (1)
4.2		Form of Specimen Common Stock Certificate (1)
4.3		Form of Warrant to Purchase Common Stock of VeriChip Corporation (1)
10.1	*	Amendment to Separation Agreement, dated July 9, 2008, between VeriChip Corporation and Scott R. Silverman
10.2		Guarantee, dated May 15, 2008, between Digital Angel Corporation and The Stanley Works (2)
10.3		Letter Agreement, dated May 15, 2008, between VeriChip Corporation and Digital Angel Corporation (2)
10.4		Separation Agreement, dated May 15, 2008, between VeriChip Corporation and Scott R. Silverman (2)
10.5		Letter Agreement, dated May 15, 2008, between VeriChip Corporation and William J. Caragol (2)
31.1	*	Certification by William J. Caragol, acting Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by VeriChip Corporation (Registration No. 333-130754).

(2)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on May 16, 2008.