Form 10-Q
period 2008-09-30
VeriChip CORP
filed 2008-11-14
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33297
VERICHIP CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	06-1637809 (I.R.S. Employer Identification No.)

1690 South Congress Avenue, Suite 200
Delray Beach, Florida 33445
(Address of principal executive offices,	(561) 805-8008
including zip code)	(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 3, 2008 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	11,730,209

VERICHIP CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VERICHIP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash	$4,847	$7,221
Restricted cash	4,520	—
Accounts receivable	—	47
Inventories, net of allowance	52	95
Prepaid expenses and other current assets	270	953
Current assets from discontinued operations	—	8,202

Total Current Assets	9,689	16,518

Equipment, net of accumulated depreciation	39	112
Other assets from discontinued operations	—	33,368

	$9,728	$49,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$131	$338
Accrued expenses and other current liabilities	425	583
Deferred revenue	17	49
Deferred gain	4,500	—
Note payable to stockholder, current portion	—	2,167
Current liabilities from discontinued operations	475	6,708

Total Current Liabilities	5,548	9,845
Note payable to stockholder, less current portion	—	10,753
Other liabilities of discontinued operations	—	3,809

Total Liabilities	$5,548	24,407

Stockholders’ Equity:
Capital stock:
Preferred stock:
Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	—	—
Common stock:
Authorized 40,000 shares, of $.01 par value; issued and outstanding 11,730 and 10,144 shares at September 30, 2008 and December 31, 2007, respectively	117	101
Additional paid-in capital	44,389	54,486
Accumulated deficit	(40,326)	(28,959)
Accumulated other comprehensive loss — foreign currency translation	—	(37)
Total Stockholders’ Equity	4,180	25,591

	$9,728	$49,998

See notes to condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenue	$6	$53	$41	$54

Cost of goods sold	—	15	61	15

Gross (loss) profit	6	38	(20)	39

Operating expenses:
Selling, general and administrative	11,924	3,588	18,668	9,166
Research and development	—	8	212	106

Total operating expenses	11,924	3,596	18,880	9,272

Operating loss	(11,918)	(3,558)	(18,900)	(9,233)

Interest (income) and other expense, net	(610)	(78)	370	(240)
Interest expense	40	368	879	1,104
Gain on sale	(6,174)	—	(6,174)	—
Gain on settlement of debt	(1,823)	—	(1,823)	—

Total other (income) expense	(8,567)	290	(6,748)	864

Loss before income tax provision	(3,351)	(3,848)	(12,152)	(10,097)
Provision for income taxes	—	1	2	1

Loss from continuing operations	(3,351)	(3,849)	(12,154)	(10,098)

Net (loss) income from discontinued operations (net of tax (benefit) expense of $(58), $100, $233 and $145)	(1,966)	626	787	983

Net loss	$(5,317)	$(3,223)	$(11,367)	$(9,115)

Net loss per common share from continuing operations — basic and diluted	$(0.30)	$(0.41)	$(1.19)	$(1.19)

Net (loss) income per common share from discontinued operations — basic and diluted	(0.18)	0.06	0.08	0.11
Net loss per common share — basic and diluted	$(0.48)	$(0.35)	$(1.11)	$(1.08)

Weighted average number of shares outstanding — basic and diluted	11,233	9,323	10,217	8,479

See notes to condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2008
(In thousands)
(Unaudited)

			Additional				Total
	Common Shares		Paid-in	Accumulated			Stockholders’
	Number	Amount	Capital	Deficit	Other		Equity

Balance December 31, 2007	10,144	$101	$54,486	$(28,959)		$(37)	$25,591
Net loss	—	—	—	(11,367)		—	(11,367)
Stock based compensation	622	6	5,005	—		—	5,011
Issuance of shares to lender	120	2	300	—		—	302
Issuance of shares from option exercises	844	8	434	—		—	442
Issuance of dividend to shareholders	—	—	(15,836)	—		—	(15,836)
Sale of Xmark Corporation	—	—	—	—		37	37

Balance September 30, 2008	11,730	$117	$44,389	$(40,326)	$	(—)	$4,180

See notes to condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(11,367)	$(9,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43	484
Stock based compensation	5,011	2,600
Asset impairment	110	—
Non cash interest income	(20)	—
Gain on settlement of debt	(1,823)	—
Gain on sale of Xmark Corporation	(6,174)	—
Accrued interest	—	1,106
Allowance for inventory excess	—	396
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	32	(35)
Increase in inventories	(9)	(404)
Increase (decrease) in prepaid expenses and other current assets	349	(378)
Decrease (increase) in accounts payable and accrued expenses	(356)	32

Net cash used in continuing operations	(14,204)	(5,314)

Net cash (used in) provided by discontinued operations	(2,872)	277

Net cash used in operating activities	(17,076)	(5,037)

Cash flows from investing activities:
Sale of Xmark Corporation	47,863	—
Restricted cash	(4,500)	—
Payments for equipment	(14)	(474)
Net cash (used in) provided by discontinued operations	(114)	42

Net cash provided by (used in) investing activities	43,235	(432)

Cash flows from financing activities:
Short-term borrowing	8,000	—
Repayment of short-term borrowing	(8,000)	—
Financing costs	(701)	—
Principal payments to stockholder	(10,423)	(3,500)
Guarantee fee paid to stockholder	(500)	—
Borrowings from stockholder	—	1,293
Initial public offering costs	—	(2,879)
Issuance of common shares from the exercise of stock options	442	291
Proceeds from initial public offering, net of underwriter fees	—	18,336
Payment of dividend	(15,836)	—
Net cash (used in) provided by discontinued operations	(1,515)	612

Net cash (used in) provided by financing activities	(28,533)	14,153

Net (decrease) increase in cash	(2,374)	8,684
Cash, beginning of period	7,221	996

Cash, end of period	$4,847	$9,680

See notes to condensed consolidated financial statements.

1. Business and Basis of Presentation
VeriChip Corporation (the “Company,” “Registrant,” “us,” “we,” or “our”) is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002. On February 14, 2007, the Company completed an initial public offering of its common stock, selling 3,100,000 shares of its common stock at a price of $6.50 per share. On January 1, 2008, the Company’s wholly-owned subsidiaries, VeriChip Holdings Inc., or VHI, and Xmark Corporation, or Xmark, were amalgamated with Xmark surviving. As of September 30, 2008, Digital Angel Corporation, formerly known as Applied Digital Solutions, Inc. (“Digital Angel”), owned 45.7% of the Company’s common stock.
On May 15, 2008, the Company entered into a stock purchase agreement with The Stanley Works to sell all of the outstanding capital stock of Xmark for $45 million cash, to be adjusted based on Xmark’s closing balance sheet. The Xmark business includes all of the operations of the previously reported healthcare security and industrial segments. On July 18, 2008, pursuant to the terms of the stock purchase agreement, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley Canada Corporation, a wholly-owned subsidiary of The Stanley Works (“Stanley Canada”), for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds will be held in escrow for a period of 12 months to provide for indemnification obligations under the stock purchase agreement, if any. As result, the Company recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until the escrow is settled. The financial position, results of operations and cash flows of Xmark have been reclassified as discontinued operations in all periods presented.
Following the completion of the sale of Xmark to Stanley Canada, the Company retired all of its outstanding debt for a combined payment of $13.5 million and settled all contractual payments to officers and management of the Company and Xmark of $9.1 million.
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of September 30, 2008 and December 31, 2007 (the December 31, 2007, financial information included in this report has been extracted from our audited financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007), and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of our management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. As a result of the Company’s sale of Xmark, the financial position, results of operations and cash flows of Xmark presented in the December 31, 2007 and September 30, 2007 periods have been presented as discontinued operations for comparative purposes (see “Discontinued Operations”).
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
The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007.

The Company develops, markets and sells radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. As a result of the Company’s sale of its subsidiary, Xmark, the Company now operates in a single segment focused on the Company’s VeriMed Health Link system, formerly known as the VeriMed patient identification system, which uses an implantable passive RFID microchip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed Health Link system for use in medical applications in the United States.
Prior to November 12, 2008, the Company obtained the implantable microchip from a wholly-owned subsidiary of Digital Angel under the terms of an amended and restated supply agreement. The supply agreement is discussed in Note 9, “Related Party Transactions.” The technology underlying these systems was covered, in part, by U.S. Patent No. 5,211,129 “Syringe-Implantable Identification Transponders,” which expired in April 2008. In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, to two companies. The rights licensed to those two companies were freely assignable, and the Company does not know which party or parties currently have these rights or whether these rights have been assigned, conveyed or transferred to any third party. Through September 30, 2008, no intellectual property claims against the Company have been asserted (see Note 7 “Unasserted Claim — Potential Intellectual Property Conflict” and Note 9 “Related Party Transactions”).
As discussed in Note 11, the Supply Agreement with Digital Angel was terminated on November 12, 2008.
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
We recorded compensation expense, related to stock options, of approximately $0.9 million and $1.1 million for the three and nine months ended September 30, 2008, respectively, and approximately $0.1 million and $0.3 million in the three and nine months ended September 30, 2007, respectively.
In December 2006, the Company issued 0.5 million shares of its restricted common stock to Scott R. Silverman, its then chairman and chief executive officer, who has since been reappointed as chairman, which shares were subject to forfeiture in the event that Mr. Silverman terminated his employment or the Company terminated his employment for cause on or before December 31, 2008. As a result of a separation agreement entered into between the Company and Mr. Silverman, dated May 15, 2008, Mr. Silverman’s restricted stock vested on the closing of the sale of Xmark. The Company determined the value of the stock to be $4.5 million based on the estimated value of its common stock on the date of grant. The value of the restricted stock was being amortized as compensation expense over the vesting period. As a result of the sale of Xmark on July 18, 2008, a charge of $2.2 million was recorded for the remaining unvested cost of these restricted shares. The Company recorded compensation expense of approximately $1.1 million and $2.2 million in the three and nine months ended September 30, 2008, respectively, associated with the restricted stock.
In March 2007, the Company issued 0.1 million shares of its restricted common stock to two officers, half of which grant was terminated on April 28, 2008 and half of which grant was to vest on March 2, 2009, but instead vested on the closing of the sale of Xmark. The Company determined the value of the stock to be $0.6 million based on the value of its common stock on the date of grant. The value of the outstanding restricted stock was being amortized as compensation expense over the vesting period. As a result of the sale of Xmark on July 18, 2008, the remaining unvested cost of these restricted shares was recorded in July 2008. The Company recorded compensation expense of approximately $0.1 million and $0.2 million in the three and nine months ended September 30, 2008, respectively, associated with this restricted stock.

In January, February, and May 2008, the Company issued 0.7 million shares of its restricted common stock to certain employees and members of the board of directors. One grant of 50,000 shares of restricted stock was terminated on April 28, 2008 and the remaining balance of the restricted stock fully vested upon the closing of the Xmark transaction. The Company determined the value of the stock to be $1.2 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was being amortized as compensation expense over the vesting period. As a result of the sale of Xmark on July 18, 2008, the remaining unvested cost of these restricted shares was recorded in July 2008. The Company recorded compensation expense of approximately $1.1 million and $1.5 million in the three and nine months ended September 30, 2008 associated with this restricted stock.
Stock-based compensation expense of $5.0 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively, is reflected in the condensed consolidated statement of operations in selling, general and administrative expense.
2. Inventories

	September 30,	December 31,
	2008	2007
Finished goods	$52	$160
Allowance for excess and obsolescence	—	(65)
	$52	$95
3. Financing Agreements
$8.0 Million Debt Financing
On February 29, 2008, the Company entered into an $8.0 million debt financing (the “Agreement”) with Valens Offshore SPV II, Corp. (the “Lender”). Under the terms of the Agreement, the Lender extended financing to the Company in the form of an $8.0 million secured term note (the “Note”). The Note accrued interest at a rate of 12% per annum, and had a maturity date of March 31, 2009. The terms of the Note allowed for optional redemption by paying 100% of the principal amount plus $120,000, if such amounts were paid prior to the six month anniversary of February 29, 2008, or $240,000, if such amounts were paid on or after the six month anniversary of February 29, 2008. Pursuant to the Agreement, the Company issued to the Lender 120,000 shares of its common stock. The cost of this issuance was $0.3 million, which was to be amortized over the period of the Note. As a result of the repayment of this debt on July 18, 2008, the unamortized cost of $0.5 million of this issuance was expensed in July 2008.
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
The Company used part of the proceeds of the Note with the Lender to prepay $5.3 million of debt owed to Digital Angel under the loan agreement. See Note 9, “Related Party Transactions” to our condensed consolidated financial statements for more information. The Company paid $8.2 million to the Lender to satisfy the Note, which included a prepayment fee of $120,000. The result of this settlement included a $0.7 million charge on debt settlement. As a result of the satisfaction of the Note, the Lender released all of its security interests in the assets of the Company.

4. Stockholders’ Equity
On February 14, 2007, the Company completed an initial public offering of its common stock. In connection with its initial public offering, the Company sold 3,100,000 shares of its common stock at a price of $6.50 per share. As of September 30, 2008, Digital Angel owned approximately 45.7% of the Company’s common stock.
On August 8, 2008 the board of directors of the Company approved a special dividend of $1.35 per common share to stockholders of record as of August 18, 2008. The total amount of the dividend paid on August 28, 2008 was $15.8 million.
Stock Option Plans
In April 2002, the Company’s board of directors approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares, may be granted is 2.0 million. As of September 30, 2008, approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan and 0.5 million of the options or shares granted were outstanding as of September 30, 2008. As a result of the sale of Xmark, all options are fully vested and expire up to nine years from the vesting date. As of September 30, 2008, no SARs have been granted and 72,136 shares may still be granted under the VeriChip 2002 Plan.
On April 27, 2005, Digital Angel’s board of directors approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is 0.3 million. As of September 30, 2008, approximately 0.3 million options have been granted under the VeriChip 2005 Plan and 0.2 million of the options were outstanding. As a result of the sale of Xmark, all of the options are fully vested and expire up to nine years from the vesting date. As of September 30, 2008, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan. Under the VeriChip 2007 Plan, the number of shares for which options, restricted shares, SARs or performance shares may be granted is 1.0 million. As of September 30, 2008, approximately 0.9 million options and shares have been granted under the VeriChip 2007 Plan. As of September 30, 2008, no SARs have been granted and approximately 145,000 shares may still be granted under the VeriChip 2007 Plan.
In addition, as of September 30, 2008, options exercisable for approximately 0.4 million shares of the Company’s common stock have been granted outside of the Company’s plans. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.
In the nine months ended September 30, 2008, 25,000 options and 0.7 million restricted shares were granted under the VeriChip 2007 Plan. In the nine months ended September 30, 2008, no options were granted under the VeriChip 2002 Plan or the VeriChip 2005 Plan. In the nine months ended September 30, 2007, 0.1 million and 0.2 million options were granted under the 2002 and 2005 VeriChip Plan, respectively.

A summary of option activity under our option plans as of September 30, 2008, and changes during the nine months then ended is presented below (in thousands, except per share amounts):

		Weighted Average
	Number of	Exercise Price Per
	Options	Share
Outstanding on January 1, 2008	1,963	$3.26
Granted	25	.94
Exercised	(844)	.54
Forfeited	—	—

Outstanding on September 30, 2008	1,144	5.24

Vested at September 30, 2008	1,144	5.24

Exercisable on September 30, 2008(1)	1,144	5.24
Shares available on September 30, 2008 for options and common shares that may be granted	212

(1)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $0.35 at September 30, 2008. As of September 30, 2008, there is no intrinsic value for outstanding options.
The following table summarizes information about stock options at September 30, 2008 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of		Contractual	Price Per		Price Per
Exercise Prices	Shares	Life (years)	Share	Shares	Share
$0.0000 to $2.0250	268	2.6	$0.41	268	$0.41
$4.0501 to $6.0750	436	8.0	5.65	436	5.65
$6.0751 to $8.1000	328	5.1	7.09	328	7.09
$8.1001 to $10.1250	106	6.3	9.23	106	9.23
$18.2251 to $20.2500	6	4.3	20.25	6	20.25

	1,144	5.8	$5.24	1,144	$5.24

The weighted average per share fair value of grants made in the nine months ended September 30, 2008 and 2007 for the Company’s incentive plans was $.94 and $2.98, respectively. The intrinsic value of the options exercised in the nine months ended September 30, 2008 was $1.1 million.
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
The condensed results of operations of the Company’s discontinued operations for the three months ended September 30, 2008 (which include the operations of Xmark through July 18, 2008) and September 30, 2007 were comprised of the following:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(in thousands)
Revenue	$1,700	$7,863
Cost of sales	727	3,364

Gross profit	973	4,499

Selling, general and administrative expenses	2,726	2,504
Research and development expenses	254	1,134
Interest and other income	17	115
Interest expense	—	20

(Loss) income before income taxes	(2,024)	726

(Benefit) provision for income taxes	(58)	100

(Loss) income from discontinued operations	$(1,966)	$626

The condensed results of operations of the Company’s discontinued operations for the nine months ended September 30, 2008 (which include the operations of Xmark through July 18, 2008) and September 30, 2007 were comprised of the following:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
	(in thousands)
Revenue	$20,002	$23,425
Cost of sales	8,289	10,834

Gross profit	11,713	12,591

Selling, general and administrative expenses	9,093	7,667
Research and development expenses	2,277	3,398
Other (income) expense	(650)	360

Interest expense (income)	(27)	38

Income before income taxes	1,020	1,128

Provision for income taxes	233	145

Income from discontinued operations	$787	$983

The condensed balance sheets of the Company’s discontinued operations as of September 30, 2008 and December 31, 2007 were comprised of the following:

	September 30,	December 31,
	2008	2007
	(in thousands)
Current assets:
Cash	$—	$—
Accounts receivable	—	5,391
Deferred tax asset	—	216
Inventory	—	2,247
Other current assets	—	348

Total current assets	—	8,202

Property and equipment, net	—	840
Intangibles, net	—	16,752
Goodwill	—	15,776

Total assets	$—	$41,570

Current liabilities:
Line of credit	$—	$1,515
Accounts payable	—	1,517
Accrued expenses and other current liabilities	75	3,120
Income taxes payable	400	300
Deferred revenue	—	256
Total current liabilities	475	6,708

Deferred taxes	—	3,809

Total liabilities	475	10,517

Net (liabilities) assets from discontinued operations	$(475)	$31,053

6. Income Taxes
We had no effective tax rate for the three and nine months ended September 30, 2008 and 2007, respectively. We incurred consolidated losses before taxes for the three and nine months ended September 30, 2008 and 2007. However, we have not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as we have determined that a valuation allowance against our net U.S. deferred tax assets was appropriate based primarily on our historical operating results.
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
The Company’s former wholly owned subsidiary, Xmark, filed federal and provincial income tax returns in Canada and filed federal and state income tax returns in the U.S. The Company is generally no longer subject to federal and provincial income tax examinations by Canadian tax authorities for years before 2001 and to federal and state income tax examinations by U.S. tax authorities for years before 2003. Management does not anticipate that adjustments, if any, which may be proposed by the Canadian Revenue Agency would result in a material change to its financial position. The Company is responsible for the tax obligations of Xmark through the date of sale, July 18, 2008. The estimated tax liability has been accrued in the Company’s balance sheet as of September 30, 2008. Xmark had an effective tax rate of 22.8% and 12.9% for the nine months ended September 30, 2008 and 2007, respectively.
The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the nine months ended September 30, 2008 and 2007, there was no such interest or penalty.
7. Unasserted Claim—Potential Intellectual Property Conflict
Either of the two companies to whom Digital Angel granted licenses, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned its rights under the 1994 license agreement (see Note 1) may commence a claim against the Company asserting that the Company is violating its rights. If such a claim is successful, sales of the Company’s implantable microchip could be enjoined and the Company could have been required to cease its efforts to create a market for its implantable microchip until the patent expired in April 2008. In addition, the Company could be required to pay damages, which may be substantial.
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

The Company has been publicly marketing and selling the implantable microchip for human identification and security applications for approximately five years. Through September 30, 2008, there are no pending or threatened intellectual property claims challenging the Company’s marketing or selling activities. In October 2007, Digital Angel and the successor to one of Digital Angel’s two licensees executed a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to it’s rights to the implantable human applications of the ‘129 patent, for which it purports certain ownership rights to. Digital Angel has, in turn, conveyed those rights to the Company.
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
Stock Option Plans
The Company has received demand letters from attorneys for several former employees and/or consultants of the Company and Digital Angel, asserting claims related to stock options to acquire approximately 500 thousand shares of the Company’s common stock that management believes that such employees and/or consultants had forfeited when they ceased their employment or relationship with the Company and/or Digital Angel. The Company believes that all of these potential claims are without merit and intends to vigorously defend them in the event the claims are asserted or litigated.

On July 8, 2008, a lawsuit was filed against the Company and Digital Angel by one of the above-referenced former employees, Jerome C. Artigliere, a former executive of the Company and Digital Angel. The lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida, and alleges that Mr. Artigliere holds options to acquire 950,000 shares of common stock of the Company at an exercise price of $0.05 per share and that he has been denied the right to exercise those options. The complaint alleges causes of action for breach of contract against the Company and Digital Angel, seeks declaratory judgments clarifying Mr. Artigliere’s alleged contractual rights, and sought an injunction enjoining the vote of the stockholders at special meeting of Company shareholders that took place on July 17, 2008, on the sale of Xmark. On September 12, 2008, Mr. Artigliere amended his complaint to add a claim for unpaid wages against the Company and Digital Angel and to add related claims against several former officers and directors of the Company and Digital Angel. The Company believes that Mr. Artigliere’s claim for 950,000 Company stock options is factually incorrect and, at best, he would be entitled to only 211,111 Company stock options due to the Company’s 2-for-3 reverse stock split that occurred in December of 2005 and the 1-for-3 reverse stock split that occurred in December of 2006. The Company believes the amended complaint includes multiple inaccuracies, is without merit and intends to defend the lawsuit. On October 7, 2008, the Company and its co-defendants filed a motion to dismiss seven of the nine counts asserted in the amended complaint.
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

Management believes that the fees charged for these services are reasonable and consistent with what the expenses would have been on a stand-alone basis. The aggregate costs of these services to the Company were $36,000, and $86,000 in the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.4 million in the three and nine months ended September 30, 2007, respectively.
On August 20, 2008, the Transition Services Agreement was terminated effective as of September 30, 2008, with the Company making a final payment of $45,000 to Digital Angel, with no further obligation by either party.
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

On July 18, 2008, the Company paid $4.8 million to Digital Angel to satisfy the Company’s obligations under the loan agreement. As a result of this payment in July 2008, the Company recognized a $2.5 million gain on debt settlement in the third quarter of 2008 and Digital Angel released all security interests it had in the assets of the Company.
Interest expense incurred under the loan for the three and nine months ended September 30, 2008 was nil and $0.5 million, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2007, respectively.
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
The Company’s purchase of product under the supply and development agreement was nil for the nine month periods ended September 30, 2008 and 2007. The supply and development agreement with Digital Angel continues until March 2014, and, as long as the Company continues to meet minimum purchase requirements (the minimum purchase requirements were nil in 2007 and are approximately $0.9 million in 2008), the agreement will automatically renew annually under its terms until the expiration of the last of the patents covering any of the supplied products. The agreement may be terminated prior to its stated term under specified events, including as a result of a bankruptcy event of either party or an uncured default. In addition, Digital Angel may sell the microchips to third parties if the Company does not take delivery and pay for a minimum number of microchips as specified in the agreement. Further, the agreement provides that Digital Angel shall, at the Company’s option, furnish and operate a computer database to provide data collection, storage and related services for the Company’s customers for a fee as provided. The Company does not currently utilize this service, nor does it intend to. A termination of the Company’s supply and development agreement or the ability of Digital Angel to supply third parties due to failure by the Company to meet its minimum purchase requirements or for any other reason would have a material adverse effect on the Company’s business prospects.
The terms of the predecessor supply and development agreement and the amended and restated supply and development agreement were negotiated by the executive officers of the respective companies and approved by the independent members of each company’s board of directors.
Digital Angel relies solely on a production agreement with a subsidiary of Raytheon Company for the manufacture of the human-implantable microchip products. The subsidiary utilizes Digital Angel’s equipment in the production of the microchips. On April 28, 2006, Digital Angel entered into a new production agreement with the subsidiary related to the manufacture and distribution of glass-encapsulated syringe-implantable transponders, including the human-implantable microchip products sold by the Company. This new agreement expires on June 30, 2010. (See Note 1)
As discussed in Note 11, the Supply Agreement with Digital Angel was terminated on November 12, 2008.
Letter Agreement with Digital Angel
On May 15, 2008, the Company entered into a Letter Agreement, or the May 2008 Agreement, with Digital Angel under which the Company agreed, in exchange for Digital Angel’s consent to a voting agreement and guarantee agreement with The Stanley Works, to pay $250,000 as a fee for Digital Angel’s guarantee of certain obligations under the Stock Purchase Agreement and $250,000 for reimbursement of transactional costs incurred by Digital Angel in connection with the Xmark Transaction. These costs were accounted for as transactional costs which were netted against the gain on the sale of Xmark in the three months ended September 30, 2008.

The May 2008 Agreement provides that the Stock Purchase Agreement and the transactions contemplated thereby do not constitute an event of default under the loan agreement with Digital Angel, described above, and allows Digital Angel to designate up to three members of the Company’s board of directors, all of which shall be independent with the exception of Joseph J. Grillo, Digital Angel’s President and Chief Executive Officer. Upon the closing of the Xmark Transaction, Mr. Grillo joined the Company’s board of directors as the chairman. The May 2008 Agreement also provides, among other things, that (i) the Company will limit payments and any changes to existing compensation arrangements are subject to pre-approval by Digital Angel, (ii) Mr. Silverman will enter into a separation agreement with the Company, which was executed on May 15, 2008 and amended on July 9, 2008, and (iii) Digital Angel will have reasonable access to the Company’s financial information.
As discussed in Note 11, the May 2008 Agreement with Digital Angel was terminated on November 12, 2008.
Pledge Agreement of Digital Angel
On August 24, 2006, Digital Angel pledged 65% of its ownership in the Company’s common stock to its lender under the terms of a note and pledge agreement. The note is due in February 2010. This note replaced a previous note issued by Digital Angel, which was due in June 2007. On August 31, 2007 and October 2, 2008, Digital Angel pledged 80% and 100%, respectively, of its ownership in the Company’s common stock to its lender under the terms two separate notes entered into with its lender. Each note is due in February 2010.
As a result of Digital Angel’s sale of all of its shares of the Company to R & R Consulting Partners, LLC, which is further discussed in Note 11, on November 12, 2008, Digital Angel’s lender released the shares of the Company owned by Digital Angel from the pledge agreements between Digital Angel and its lender.
10. Supplementary Cash Flow Information

	For the Nine Months Ended
	September 30,
	2008	2007
Income taxes paid	$—	$—
Interest paid	285	—

	$285	$—

In the nine months ended September 30, 2008 and 2007, the Company had the following non-cash investing and financing activities:

	Nine Months Ended
	September 30,
	2008	2007
Non-cash financing and investing activities:
Offering costs	$—	$440
Debt financing costs	331	—

	$331	$440

11. Subsequent Events
Continued Listing on Nasdaq Stock Market
On October 21, 2008, the Company received a letter from the Nasdaq Stock Market (the “Nasdaq”) indicating that the Company is not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to October 16, 2008, the bid price of the Company’s common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Marketplace Rule 4450(a) (the “Rule”) and, the Company’s common stock had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5,000,000 as required for continued inclusion by the Rule.

Given the current market conditions, Nasdaq has determined to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. These rules will be reinstated on Monday, January 19, 2009 and the first relevant trade date will be Tuesday, January 20, 2009. Following the reinstatement of these rules, and in accordance with Marketplace Rule 4450(e)(2), the Company will be provided 180 calendar days from Tuesday January 20, 2009, or until July 20, 2009, to regain compliance with the bid price requirement, if it has not already regained compliance prior to January 20, 2009. Following the reinstatement of these rules, and in accordance with Marketplace Rule 4450(e)(1), the Company will be provided 90 calendar days, or until April 20, 2009, to regain compliance with the market value requirements, if it has not already regained compliance prior to January 20, 2009. For more information, see Item 1A — Risk Factors.
Transactions with Digital Angel
On November 12, 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel, which collectively are referred to as, “Digital Angel”. The terms of the APA included the sale to the Company of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. The Company also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to the Company’s VeriMed Health Link business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. The Company paid Digital Angel $500,000 at the closing of the APA.
Also pursuant to the APA, on November 12, 2008, Mr. Grillo resigned as a director of the Company and the parties terminated the May 2008 Agreement, except for certain provision relating to indemnification in connection with the stock purchase agreement with The Stanley Works. Additionally, the Supply Agreement was terminated, except that product warranties continue to apply to products sold to the Company under that agreement subject to certain limitations, and the indemnification provisions survive through March 4, 2013 for claims associated with the products purchased under the Supply Agreement (for more information on the May 2008 Agreement and the Supply Agreement, see Note 9 “Related Party Transactions”).
On November 12, 2008, Digital Angel sold the 5.4 million shares of the Company’s common stock it owned to R & R Consulting Partners, LLC, an entity owned and controlled by Scott R. Silverman, the Company’s chairman and former chief executive officer, in a private transaction. As a result of the transaction, R & R Consulting Partners, LLC and Mr. Silverman now own 53% of the outstanding common stock of the Company, and Mr. Silverman was re-appointed as chairman of the board of the Company effective November 12, 2008.
On November 14, 2008, the Company purchased from Digital Angel the remaining inventory owned by Digital Angel related to the Company’s VeriMed Health Link business for $161 thousand.
Departure of Directors; Election of Directors
In connection with the APA, effective November 12, 2008, Mr. Grillo resigned as chairman of the board of directors and Mr. Silverman was appointed chairman of the board of directors. Effective November 13, 2008, Paul Green resigned as a director of the Company and Michael Krawitz was appointed as a director of the Company.

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
Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, and include:
•	our ability to successfully implement our business strategy;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations;

•	the rate and extent of the U.S. healthcare industry’s adoption of radio frequency identification, or RFID, identification systems;

•	the relative degree of market acceptance of our zonal, or cell identification, active RFID systems compared to competing technologies, such as lower power Ultra Wide Band-based location technologies, 802.11 and Zigbee-based location and wireless networking technologies;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our business;

•	uncertainty as to whether a market for our VeriMed Health Link system will develop and whether we will be able to generate more than a nominal level of revenue from such business;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	market acceptance of our VeriMed Health Link system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed Health Link system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•	our ability to provide uninterrupted, secure access to the VeriMed database;

•	our ability to pay a special dividend; and

•	our ability to establish and maintain proper and effective internal accounting and financial controls.
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
The Company now operates in a single segment, focused on its VeriMed Health Link system which uses an implantable FDA-cleared passive RFID microchip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the FDA cleared our VeriMed Health Link system for patient identification and health information purposes in the United States.
Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Effective with the sale of Xmark in July 2008, the Company significantly reduced its selling, general and administrative costs while exploring opportunities related to its remaining business, the VeriMed Health Link business. As a result, it does not expect past levels of operating expenditures, described below, to continue through the remainder of 2008.

Revenue
Through September 30, 2008, we have recorded nominal revenue from sales of our VeriMed Health Link system. In the three months ended September 30, 2008, we recorded revenue of $6,000.
Gross Profit and Gross Profit Margin
Our cost of sales consists of finished goods and inventory valuation charges. The implantable microchips used in our VeriMed Health Link system are purchased as finished goods under the terms of our former agreement with Digital Angel.
Our gross profit decreased from $38,000 for the three months ended September 30, 2007 to $6,000 for the three months ended September 30, 2008. The decrease is attributable to decreased revenue for the three months ended September 30, 2008.
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
Selling, general and administrative expense increased $8.4 million to $11.9 million for the three months ended September 30, 2008 as compared to $3.5 million for the three months ended September 30, 2007. This increase was primarily driven by contractual payments of $7.0 million to management of the Company as a result of the sale of Xmark to The Stanley Works. The remainder of the increase was due to transactional expenses associated with our sale of Xmark, the marketing of our VeriMed Health Link business and the costs resulting from equity based compensation. Effective with the closing of the sale of Xmark, our chairman and chief executive officer separated from the Company and became an unpaid consultant focused on the sale of the VeriMed Health Link business or the Company as a whole. Additionally, during the process of marketing the Company for sale, sales and marketing expenditures have been reduced significantly from prior periods.
During the three months ended September 30, 2008 and 2007, we incurred stock-based compensation expense of $3.5 million and $1.3 million, respectively. On July 18, 2008, as a result of the Company’s sale of Xmark Corporation, all outstanding unvested options and restricted shares became fully vested. As a result, the Company recorded $3.5 million as an expense, reflecting the unamortized balance at July 18, 2008.
Included in selling, general and administrative expense was $36,000 and $0.1 million of certain general and administrative services provided to us by Digital Angel, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in the three months ended September 30, 2008 and 2007, respectively.
Selling, general and administrative expense included depreciation and amortization expense of approximately $8,000 and $16,000 for the three months ended September 30, 2008 and 2007, respectively.
Research and Development
Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses.
Research and development expense was nil for the three months ended September 30, 2008 compared to $8,000 for the three months ended September 30, 2007. The Company’s research and development costs represent payments to its project partner in the development of a glucose sensing microchip.

Interest Expense
Interest expense was $40,000 and $0.4 million for the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008 and 2007, the interest rate under our two financings was 12% per annum.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Effective with the sale of Xmark in July 2008, the Company has significantly reduced its selling, general and administrative costs while exploring opportunities related to its remaining business, the VeriMed Health Link business. As a result, it does not expect past levels of operating expenditures, described below, to continue through the end of 2008.
Revenue
Through September 30, 2008, we have recorded nominal revenue from sales of our VeriMed Health Link system. In the nine months ended September 30, 2008, we recorded revenue of $41,000.
Gross Profit and Gross Profit Margin
Our cost of sales consists of finished goods and inventory valuation charges. The implantable microchips used in our VeriMed Health Link system are purchased as finished goods under the terms of our agreement with Digital Angel.
Our gross profit decreased from $39,000 for the nine months ended September 30, 2007 to a loss of $20,000 for the nine months ended September 30, 2008. The loss is attributable to inventory valuation reserves.
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
Selling, general and administrative expense increased $9.5 million to $18.7 million for the nine months ended September 30, 2008 as compared to $9.2 million for the nine months ended September 30, 2007. This increase was primarily driven by contractual payments of $7.0 million to management of the Company as a result of the sale of Xmark to The Stanley Works. The increase was also due to marketing costs associated with our VeriMed Health Link business, the additional costs resulting from equity based compensation and increased costs related to operating as a public entity as the result of our initial public offering in February 2007. Effective with the closing of the sale of Xmark, our chairman and chief executive officer separated from the Company and became an unpaid consultant focused on the sale of the VeriMed Health Link business or the Company as a whole. Additionally, during the process of marketing the Company for sale, sales and marketing expenditures have been reduced significantly from prior periods.
During the nine months ended September 30, 2008 and 2007, we incurred stock-based compensation expense of $5.0 million and $2.6 million, respectively. On July 18, 2008, as a result of the Company’s sale of Xmark Corporation, all outstanding unvested options and restricted shares became fully vested. As a result, the Company recorded $3.5 million as an expense, reflecting the unamortized balance at July 18, 2008.
Included in selling, general and administrative expense was $86,000 and $0.4 million of certain general and administrative services provided to us by Digital Angel, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in the nine months ended September 30, 2008 and 2007, respectively.
Selling, general and administrative expense included depreciation and amortization expense of approximately $43,000 and $56,000 for the nine months ended September 30, 2008 and 2007, respectively.

Research and Development
Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses.
Research and development expense was $0.2 million for the nine months ended September 30, 2008 compared to $0.1 million for the nine months ended September 30, 2007. The Company’s research and development costs represent payments to its project partner in the development of a glucose sensing microchip.
Interest Expense
Interest expense was approximately $0.9 million for the nine months ended September 30, 2008 compared to $1.1 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, the interest rate under our loan agreement with Valens Offshore SPV II, Corp. was 12% per annum. During the nine months ended September 30, 2008 and 2007, the interest rate under our loan agreement with Digital Angel was 12% per annum.
Liquidity and Capital Resources
As of September 30, 2008, unrestricted cash totaled $4.8 million compared to cash of $7.2 million at December 31, 2007.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $17.1 million and $5.0 million during the nine months ended September 30, 2008 and 2007, respectively. For each of the periods presented, cash was used to fund operating losses, primarily resulting from the marketing expenses of the Company’s VeriMed Health Link business. On July 18, 2008, the Company sold its Xmark subsidiary to The Stanley Works for $47.9 million. In conjunction with that transaction the Company paid $9.1 million for contractual payments to management of the Company and Xmark and paid $0.6 million for transaction related costs.
Historically, the Company’s Xmark business generated significant operating cash flows, a portion of which was used to fund the operating expenditures for marketing and other development costs related to the VeriMed Health Link business. On November 12, 2008 the Company announced its intention to continue to explore potential strategic transactions with third parties, while continuing to operate its VeriMed Health Link business.
Cash Flows from Investing Activities
Investing activities provided (used) cash of $43.2 million and $(0.4) million during the nine months ended September 30, 2008 and 2007, respectively. Cash provided by investing activities during 2008 includes the $47.9 million of proceeds from the sale of Xmark, net of the $4.5 million of the proceeds that will be held in escrow for twelve months following the close of the transaction to provide for indemnification obligations, if any.
Cash Flows from Financing Activities
Financing activities provided (used) cash of $(28.5) million and $14.2 million during the nine months ended September 30, 2008 and 2007, respectively. During the first nine months of 2008 the Company borrowed $8.0 million from Valens Offshore SPV II, Corp. (the “Lender”), a portion of which was used to repay Digital Angel and the Royal Bank of Canada, which had previously provided a working capital line to the Company’s subsidiary, Xmark. In conjunction with the sale of Xmark, the Company retired all of its outstanding debt to Digital Angel and to Lender. On August 28, 2008, the Company paid a special dividend of $15.8 million, or $1.35 per share, to all stockholders of record on August 18, 2008. In the first nine months of 2007 the Company raised net proceeds from its initial public offering of $15.5 million, net of costs, a portion of which was used to repay principal to Digital Angel and to pay costs of financing.

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

On July 18, 2008, the Company used part of the proceeds from the sale of Xmark to pay $4.8 million to Digital Angel to satisfy the Company’s obligations under the loan agreement. As a result of this payment, the Company recognized a $2.5 million gain on debt settlement and Digital Angel released all security interests it had in the assets of the Company.
On July 18, 2008, the Company used part of the proceeds of the sale of Xmark to repay all of its outstanding obligations under the Note by paying 100% of the principal amount plus any amounts then owing under the Note plus $120,000, for a total of $8.2 million. The result of this repayment included a $0.3 million loss on debt settlement. As a result of the satisfaction of the Note, the Lender released all of its security interests against the Company.
Financial Condition
As of September 30, 2008, we had working capital of $4.1 million and an accumulated deficit of $40.3 million compared to working capital of $6.7 million and an accumulated deficit of $29.0 million as of December 31, 2007. The decrease in working capital was primarily due to funding operating losses related to the marketing costs of our VeriMed Health Link business and transactional costs related to our sale of Xmark to The Stanley Works.
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
The Company was a party to an amended and restated supply and development agreement with Digital Angel, which is further discussed in Note 9, “Related Party Transactions,” to the Company’s unaudited condensed consolidated financial statements in this Form 10-Q. The agreement was terminated on November 12, 2008, in connection with the execution of an Asset Purchase Agreement, which is further discussed in Note 11, “Subsequent Events,” to the Company’s unaudited condensed consolidated financial statements in this Form 10-Q.
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
Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2008. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the persons performing the functions of chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of September 30, 2008 based on the disclosure controls evaluation.
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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See note 8, “Legal Proceedings,” to the Company’s unaudited condensed consolidated financial statements in this Form 10-Q for information regarding material developments in our legal proceedings during the quarterly period ended September 30, 2008.
Item 1A. Risk Factors.
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future results. The information presented below is a discussion of the material changes and updates to these risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K, as amended.
If we fail to continue to meet all applicable Nasdaq Stock Market requirements, our stock could be delisted by the Nasdaq Stock Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our businesses.
On October 21, 2008, the Company received a letter from the Nasdaq Stock Market (the “Nasdaq”) indicating that the Company is not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to October 16, 2008, the bid price of the Company’s common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Marketplace Rule 4450(a) (the “Rule”) and, the Company’s common stock had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5,000,000 as required for continued inclusion by the Rule.
Given the current market conditions, Nasdaq has determined to suspend enforcement of the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. These rules will be reinstated on Monday, January 19, 2009 and the first relevant trade date will be Tuesday, January 20, 2009. Following the reinstatement of these rules, and in accordance with Marketplace Rule 4450(e)(2), the Company will be provided 180 calendar days from Tuesday January 20, 2009, or until July 20, 2009, to regain compliance with the bid price requirement, if it has not already regained compliance prior to January 20, 2009. Following the reinstatement of these rules, and in accordance with Marketplace Rule 4450(e)(1), the Company will be provided 90 calendar days, or until April 20, 2009, to regain compliance with the market value requirements, if it has not already regained compliance prior to January 20, 2009.
If, at anytime before July 20, 2009, including during the suspension period, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written notification that the Company has achieved compliance with the Rule. However, if the Company does not regain compliance with the Rule by July 20, 2009, the Nasdaq staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal the Nasdaq staff’s determination to delist its securities to a Listing Qualifications Panel.
If, at anytime before April 20, 2009, the MVPHS of the Company’s common stock is $5,000,000 or greater for a minimum of ten (10) consecutive trading days, the Nasdaq staff will provide written notification that the Company complies with the Rule. If compliance with the Rule cannot be demonstrated by April 20, 2009, the Nasdaq staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Nasdaq staff’s determination to a Listing Qualifications Panel.
If the Company’s common stock is delisted from the Nasdaq Stock Market, trading of its common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. Delisting would adversely affect the market liquidity of the Company’s common stock and harm its business. Such delisting could also adversely affect the Company’s ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

Item 4. Submission of Matters to a Vote of Security Holders.
On July 17, 2008, the Company held a special meeting of stockholders to approve the stock purchase agreement, dated May 15, 2008, between the Company and The Stanley Works and the transactions contemplated by the stock purchase agreement. The proposal received 7,737,480 votes for, 50,550 votes against, 5,750 abstained and no broker non-votes.
For more information on the stock purchase agreement, see Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 5. Other Information.
Entry Into a Material Definitive Agreement
On November 12, 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel, the former approximately 46% owner of the Company, and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel, which collectively are referred to as, “Digital Angel”. The terms of the APA included the sale to the Company of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. The Company also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to the Company’s VeriMed Health Link business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. The Company paid Digital Angel $500,000 at the closing of the APA.
Also pursuant to the APA, on November 12, 2008, the parties terminated a Letter Agreement, dated May 15, 2008, between the Company and Digital Angel except for certain provision relating to indemnification in connection with the stock purchase agreement with The Stanley Works. Additionally, the amended and restated supply and development agreement (the “Supply Agreement”) between the Company and Digital Angel was terminated, except that product warranties continue to apply to products sold to the Company under that agreement subject to certain limitations, and the indemnification provisions survive through March 4, 2013 for claims associated with the products purchased under the Supply Agreement (for more information on the Letter Agreement and the Supply Agreement, see Note 9 “Related Party Transactions” to the Company’s unaudited condensed consolidated financial statements in this Form 10-Q).
Termination of a Definitive Agreement
Pursuant to the APA, the Letter Agreement and Supply Agreement were terminated effective November 12, 2008. For more information on the Letter Agreement and the Supply Agreement, see Note 9 “Related Party Transactions” to the Company’s unaudited condensed consolidated financial statements in this Form 10-Q.

Changes in Control of Registrant
On November 12, 2008, Digital Angel sold the 5.4 million shares of the Company’s common stock it owned to R & R Consulting Partners, LLC, an entity owned and controlled by Scott R. Silverman, the Company’s chairman and former chief executive officer, in a private transaction in exchange for $750,000 provided by the working capital of R & R Consulting Partners, LLC. As a result of the transaction, R & R Consulting Partners, LLC and Mr. Silverman now own 53% of the outstanding common stock of the Company, and Mr. Silverman was re-appointed as chairman of the board of the Company effective November 12, 2008.
Departure of Directors; Election of Directors
In connection with the APA, effective November 12, 2008, Mr. Grillo resigned as chairman of the board of directors and Mr. Silverman was appointed chairman of the board of directors. Effective November 13, 2008, Paul Green resigned as a director of the Company and Michael Krawitz was appointed as a director of the Company. There are no related party transactions, as provided for in Item 404(a) of Regulation S-K, between Mr. Silverman or Mr. Krawitz and the Company.
Item 6. Exhibits.
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VERICHIP CORPORATION
(Registrant)

Date: November 14, 2008	By:	/s/ William J. Caragol William J. Caragol
President, Chief Financial Officer,
Treasurer and Secretary
(Duly Authorized Officer)

Exhibit Index

Exhibit
Number		Description
2.1		Stock Purchase Agreement, dated May 15, 2008, between VeriChip Corporation and The Stanley Works (1)
2.2		Voting Agreement, dated May 15, 2008, between Digital Angel Corporation and The Stanley Works (1)
2.3		Voting Agreement, dated May 15, 2008, between Scott R. Silverman and The Stanley Works (1)
3.1		Second Amended and Restated Certificate of Incorporation of VeriChip Corporation filed with the Secretary of State of Delaware on December 18, 2006 (2)
3.2		Amended and Restated By-laws of VeriChip Corporation adopted as of December 12, 2005 (1)
4.1		Form of Specimen Common Stock Certificate (2)
10.1	*	Asset Purchase Agreement, dated November 12, 2008, among VeriChip Corporation, Digital Angel Corporation and Destron Fearing Corporation
10.2		Amendment to Separation Agreement, dated July 9, 2008, between VeriChip Corporation and Scott R. Silverman (3)
31.1	*	Certification by William J. Caragol, acting Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on May 16, 2008.

(2)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by VeriChip Corporation (Registration No. 333-130754).

(3)	Incorporated by reference to the Form 10-Q previously filed by VeriChip Corporation on August 14, 2008.