Form 10-K
period 2008-12-31
VeriChip CORP
filed 2009-02-12
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number: 001-33297
VERICHIP CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-1637809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1690 South Congress Avenue, Suite 200
Delray Beach, Florida 33445
(Address of principal executive offices) (Zip code)
(561) 805-8008
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the Nasdaq Stock Market on June 30, 2008 was $8,852,459. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 4, 2009, 11,730,209 shares of our common stock were outstanding.

Documents Incorporated by Reference: Parts of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which the Registrant will file with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent described herein.

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate. This Annual Report on Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.
Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this Annual Report on Form 10-K and include:
•	our ability to continue listing our common stock on the Nasdaq Stock Market (“Nasdaq”);

•	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	uncertainty as to whether a market for our VeriMed system will develop and whether we will be able to generate more than a nominal level of revenue from this business;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	market acceptance of our VeriMed system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•	our ability to provide uninterrupted, secure access to the VeriMed database; and

•	our ability to establish and maintain proper and effective internal accounting and financial controls.
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

PART I
ITEM 1. BUSINESS
The Company
We were formed as a Delaware corporation by Digital Angel Corporation, or Digital Angel, in November 2001. In January 2002, we began our efforts to create a market for radio frequency identification, or RFID, systems that utilize our human implantable microchip. On February 14, 2007, we completed our initial public offering in which we sold 3,100,000 shares of our common stock at $6.50 per share.
On July 18, 2008, we completed the sale of all of the outstanding capital stock of Xmark Corporation, our wholly-owned Canadian subsidiary (“Xmark”), which was principally all of our operations, to Stanley Canada Corporation, a wholly-owned subsidiary of The Stanley Works. The sale transaction was closed for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds will be held in escrow for a period of 12 months to provide for indemnification obligations under the stock purchase agreement, if any. As a result, we recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until the escrow is settled. The financial position, results of operations and cash flows of Xmark have been reclassified as discontinued operations in 2008 and 2007.
Following the completion of the sale of Xmark to Stanley Canada, we retired all of our outstanding debt for a combined payment of $13.5 million and settled all contractual payments to Xmark’s and our officers and management for $9.1 million. On August 28, 2008, we paid a special dividend to stockholders’ of $15.8 million.
Our principal executive offices are located at 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445. Our telephone number is (561) 805-8008. Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K, we are referring to VeriChip Corporation and its consolidated subsidiaries.
BioBond is our registered trademark, and VeriMed, VeriChip, and VeriTrace are our trademarks. This Annual Report on Form 10-K contains trademarks and trade names of other organizations and corporations.
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

Overview
We have historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. We are currently focused on the options for the Company including the possible development of the glucose sensing microchip and are considering and will review other strategic opportunities. As a result of our sale of Xmark, our only remaining business is our VeriMed Health Link system, formerly known as the VeriMed patient identification system, which uses an implantable passive RFID microchip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared our VeriMed Health Link system for use in medical applications in the United States. As of December 31, 2008, we have generated nominal revenue from sales of our Health Link system. The key components of the Health Link system are a passive microchip, which is approximately the size of a grain of rice, a fixed location or a wireless handheld scanner used to read the 16-digit identification number contained on the microchip, and a secure, web-enabled database containing a patients’ personal health record.
Recent Events
Continued Listing on Nasdaq Stock Market
On October 21, 2008, we received a letter from Nasdaq indicating that we are not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to October 16, 2008, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Marketplace Rule 4450(a) (the “Rule”) and, our common stock had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5 million as required for continued inclusion by the Rule. On November 17, 2008, we received a notice from Nasdaq indicating that our stockholders’ equity at September 30, 2008 was less than the $10 million in stockholders’ equity required for continued listing on The Nasdaq Global Market under Marketplace Rule 4450(a)(3). In its notice, Nasdaq requested that we provide our plan to achieve and sustain compliance with the continued listing requirements of The Nasdaq Global Market, including the minimum stockholders’ equity requirement, before December 2, 2008, which we provided. If Nasdaq determines that we have not presented a definitive plan to achieve compliance in the short term and sustain compliance in the long term, it will provide us with a written notification that our securities will be delisted from Nasdaq Global Market. If we receive a notification, we may then apply to move to The Nasdaq Capital Market or appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel.
Given the current market conditions, Nasdaq suspended enforcement of the bid price and market value of publicly held shares requirements for all companies listed on Nasdaq through Sunday, April 19, 2009. Following the reinstatement of these rules, and in accordance with Marketplace Rule 4450(e)(2), we have 180 calendar days from Monday, April 20, 2009, or until October 19, 2009, to regain compliance with the bid price requirement. Following the reinstatement of these rules, and in accordance with Marketplace Rule 4450(e)(1), we have 90 calendar days from April 20, 2009, or until July 20, 2009, to regain compliance with the market value requirements.

Transactions with Digital Angel
On November 12, 2008, we entered into an Asset Purchase Agreement (“APA”) with Digital Angel and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel, which collectively are referred to as, “Digital Angel”. The terms of the APA included the sale to us of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. We also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to our VeriMed Health Link business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel for $500 thousand. Management determined that the value paid was entirely attributable to the glucose sensing microchip. As such the entire purchase price was recorded as an expense as of December 31, 2008.
Also pursuant to the APA, on November 12, 2008, the parties terminated the May 2008 Agreement, except for certain provision relating to indemnification in connection with the stock purchase agreement with The Stanley Works. Additionally, the Supply Agreement was terminated, except that product warranties continue to apply to products sold to us under that agreement subject to certain limitations, and the indemnification provisions survive through March 4, 2013 for claims associated with the products purchased under the Supply Agreement (for more information on the May 2008 Agreement and the Supply Agreement, see Note 11 “Related Party Transactions”).
On November 12, 2008, Digital Angel sold the 5.4 million shares of our common stock that it owned to R & R Consulting Partners, LLC, an entity owned and controlled by Scott R. Silverman, in a private transaction. As a result of the transaction, R & R Consulting Partners, LLC and Mr. Silverman now own 53% of our outstanding common stock, and Mr. Silverman was re-appointed as chairman of our board effective November 12, 2008.
On November 14, 2008, we purchased from Digital Angel the remaining inventory owned by Digital Angel related to our VeriMed Health Link business for $161 thousand which were written off to cost of sales.
In connection with the APA, effective November 12, 2008, Mr. Grillo resigned as chairman of the board of directors, and our board of directors appointed Mr. Silverman as chairman of the board of directors. Effective November 13, 2008, Paul Green resigned as our director, and our board of directors appointed Michael Krawitz as one of our directors.
On November 12, 2008, we also announced our intention to continue to explore potential strategic transactions with third parties, while continuing to develop our VeriMed Health Link business.
Industry Overview
RFID and the Healthcare Industry
We believe that RFID technology may be used to address the need of emergency room personnel and other first responder medical practitioners to identify uncommunicative patients and rapidly access their personal health records, and we believe that use of such technology has the potential to improve patient care, enhance productivity and lower costs. The IDTechEx report refers to a study performed by the U.S. Institute of Medicine that estimated that preventable medical errors in the United States cause between 44,000 and 98,000 deaths each year, due in part to mistaken patient identification and lack of information on a patient’s medical history, and results in losses, other than the loss of human life, of $17 billion to $29 billion annually. These losses include the expense of additional care needed because of mistakes, disability, and lost productivity and income. One factor that can contribute to the occurrence of preventable medical errors is the inability to identify a patient and/or access his or her health records. Recognizing the problem of patient identification and access to medical records, the United States government is currently attempting to address certain inefficiencies in the healthcare system related to information technology. In particular, the current administration has developed a plan to move, in the next five years, toward broad adoption of standards-based electronic health information systems, including the computerization of the nation’s health records.

Our Health Link System
Our Health Link system is designed to rapidly and accurately identify people who are unconscious, confused or unable to communicate at the time of medical treatment, for example, upon arrival at a hospital emergency room. Our Health Link system provides emergency room physicians and staff who use our scanner, linking a patient to the Health Link Registry to have access to patient pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records. In addition, we believe that our wireless handheld scanner could make the Health Link system an important identification tool for EMTs and other emergency personnel outside the hospital emergency room setting. The components of our system include:
•	a glass-encapsulated microchip-equipped transponder, antenna, and capacitor;

•	a fixed location, or a wireless handheld, scanner; and

•	a secure, web-enabled database containing patient-approved information.
The microchip used in the Health Link system is a passive RFID microchip, approximately the size of a grain of rice, which is implanted under the skin in a patient’s upper right arm under the supervision of a physician. The capsule is coated with a polymer, BioBondTM to form adherence to human tissue, thereby preventing migration in the body. Each microchip contains a unique 16-digit identification number. The identification number can be read by one of our handheld scanners. When the scanner is placed within a few inches of the microchip, a small amount of radio frequency energy passes from the scanner, energizing the dormant microchip, which then emits a radio frequency signal transmitting the identification number. With that identification number, emergency room personnel or EMTs can securely obtain from our or a third party’s database the patient’s pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records.
Patients using the Health Link system are responsible for inputting all of his or her information into our database, including personal health records, as physicians offices are not yet typically involved in this process — primarily because of liability concerns and because they are not generally paid for this service.
An individual implanted with our microchip whose information is included in our database may grant access to such information to any of the following categories of persons, at the sole discretion of the patient:
•	public safety personnel, including local police, fire and rescue workers;

•	emergency medical personnel, including EMTs and paramedics;

•	medical facilities, including hospitals, urgent care centers and physician offices; and

•	law enforcement personnel, including sheriff’s departments, state police and the FBI.
Unless a patient decides otherwise, such persons will have read-only access to a patient’s information.
There are a number of risks associated with our VeriMed business, including without limitation:
•	uncertainty as to whether a market for the Health Link system will develop and whether we will be able to generate more than a nominal level of revenue from the sale of such systems;

•	uncertainty as to the future availability of insurance reimbursement for the microchip implant procedure from government and private insurers; and

•	possible third-party claims asserting that we hold no rights for the use of the implantable microchip technology and are violating the third party’s intellectual property rights. If such a claim were successful, we could be enjoined from marketing this technology and could be required to pay substantial damages.
The Health Link System and Other Applications for Our Implantable Microchip
We believe that our Health Link system, which utilizes our implantable microchip, may make a significant contribution to our revenue in the future. As part of our growth strategy, we are dedicating the operating cash flows generated by our healthcare security systems and industrial products, as well as a significant portion of the proceeds of our initial public offering, to our efforts to create markets for the Health Link system, as well as our other systems that utilize the implantable microchip.

Healthcare Application
We believe our Health Link system will prove of use to emergency room personnel and other first responder medical practitioners in identifying uncommunicative patients and rapidly accessing their personal health records at the time of initial treatment. The primary target market for our Health Link system consists of people who are more likely to require emergency medical care, persons with cognitive impairment, persons with chronic diseases and related conditions, and persons with implanted medical devices. According to a study we commissioned by Fletcher Spaght, Inc. in 2005, there were approximately 45 million patients in the United States alone who fit this profile. Through use of our Health Link system, currently a person can be scanned for the unique, 16-digit identification number on the implanted microchip, enabling access to our Health Link Registry and that person’s pre-approved information, including the person’s name, primary care physician, emergency contact information, advance directives, and if the person elects, other pertinent data, such as personal health records. See “Item 1A. Risk Factors—Risks Related to Our Businesses Which Utilize the Implantable Microchip.”
Our sales and marketing strategy for our Health Link system is to contemporaneously market our system to hospitals, hospital networks, third-party emergency department management companies and nursing homes, as well as to physicians who treat at-risk patients: persons with diabetes, cancer, coronary heart disease, chronic obstructive pulmonary disease, cerebrovascular disease (stroke), congestive heart failure, Alzheimer’s, epilepsy and other diseases or conditions, including persons with implanted medical devices. This approach is intended to accelerate the adoption of the Health Link system by healthcare facilities, as well as by physicians and patients.
In the initial phase of our efforts to create a market for the Health Link system, we have focused on getting hospitals and third-party emergency room management companies to adopt the Health Link system protocol in their emergency rooms. This focus reflects our recognition that physicians who treat patients within our target market may be disinclined to discuss with their patients, and patients may not be persuaded by, the benefits of the Health Link system in the absence of some or all of the hospital emergency rooms in their immediate geographic area having become part of our network. To build out our network, we have been providing our scanners, at no charge, to hospitals and third-party emergency room companies. As of December 31, 2008, more than 200 hospitals and other medical facilities have adopted our Health Link system protocol in their emergency rooms. The facilities that have adopted the Health Link protocol have received training in the use of our system and, as part of the standard protocol, are scanning patients who arrive in their emergency rooms unconscious, confused or unable to communicate. We expect to continue this “seeding” process for the foreseeable future, as we endeavor to build out the network across the United States and overseas.
Physicians whose patients fit within our target market are the focus of the second phase of our commercialization efforts. At present, our sales and marketing strategy for physicians who treat patients who fit the profile for which our Health Link system is intended to benefit includes using our sales force to directly market to and educate such physicians in those geographic regions surrounding hospitals that have adopted the Health Link system as part of their standard protocol. We are distributing marketing materials, such as brochures and posters, intended to be displayed in physicians’ offices. Our focus on physicians reflects our belief that, as with all medical treatments and procedures, it is the physician who is responsible for discussing and recommending a particular course of action, knowing the particular circumstances of the individual patient.
As of February 4, 2009, 616 people have received our VeriMed microchip and have enrolled in the VeriMed patient registry, of which 40 are paying subscribers. We attribute the modest number of people who have undergone the microchip implant procedure to a number of factors:
•	A lack of direct to consumer advertising to educate the patient population to the benefits of the Health Link system.

•	Many people who fit the profile for which the Health Link system was designed may not be willing to have a microchip implanted in their upper right arms.

•	Physicians may be reluctant to discuss the implant procedure with their patients until a greater number of hospital emergency rooms have adopted the Health Link system as part of their standard protocol.

•	The media has from time to time reported, and may continue to report, on the Health Link system in an unfavorable and, on occasion, an inaccurate manner. For example, there have been articles published asserting, despite at least one study to the contrary, that the implanted microchip is not MRI compatible. There have also been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in animals.

•	Privacy concerns may influence individuals to refrain from undergoing the implant procedure or dissuade physicians from recommending the Health Link system to their patients. Misperceptions that a microchip-implanted person can be “tracked” and that the microchip itself contains a person’s basic information and personal health records may contribute to such concerns.

•	Misperceptions and/or negative publicity may prompt legislative or administrative efforts by politicians or groups opposed to the development and use of human-implantable RFID microchips. In that regard, in 2007 and 2008, a number of states have introduced, and at least three states have enacted, legislation that would prohibit any requirement that an individual undergo a microchip-implant procedure. While we support all pending and enacted legislation that would preclude anything other than voluntary implantation, legislative bodies or government agencies may determine to go further, and their actions may have the effect, directly or indirectly, of delaying, limiting or preventing the use of human-implantable RFID microchips or the sale, manufacture or use of RFID systems utilizing such microchips.

•	The cost of the microchip implant procedure is not covered by Medicare, Medicaid or private health insurance.

•	No studies to assess the impact of the Health Link system on the quality of emergency department care have been completed and publicly released.
With respect to the last two factors listed above, we are in the process of facilitating and, in one case, providing product and de minimus funding clinical studies that we believe may demonstrate the efficacy of the Health Link system. We believe that once this is established, government and private insurers may be more likely to cover the cost of the microchip implant process. In any event, these studies are likely to be of considerable interest to physicians who treat at-risk patients.
In June 2006, we began a study with Horizon Blue Cross Blue Shield of New Jersey, the largest health insurer in the State of New Jersey (Horizon BCBSNJ), the Hackensack University Medical Center Independent Physicians Association (IPA) and the Hackensack University Medical Center, under which Hackensack University Medical Center and its physicians have the right to test the Health Link system over a period of approximately two years. Together with BCBSNJ, we have enrolled in the study 30 members of Horizon BCBSNJ who were treated for an episode of care by a Hackensack IPA physician between January 1, 2004 and December 31, 2006. Each participant in the program was to be tested for a period of two years after receiving the microchip implant. The objective of this clinical study was to assess the impact of the Health Link system on emergency department care provided to patients with specified chronic medical conditions. This included an assessment of: the insertion technique; patient data selection and input; staff acceptance and use of the technology; frequency of database access; the time involved for information gathering with current methods compared to the Health Link System; the impact of the Health Link system on clinical presentation and treatment; and the functionality of the Health Link system in an application environment.
The Institutional Review Board approved a clinical study to be performed by the American Medical Directors Association (AMDA) to assess the efficacy of the Health Link system in improving patient outcomes and improving access to patient medical information while patients are in route to emergency rooms from long-term care facilities, both skilled nursing facilities and assisted living facilities. The proposed study would involve 10 facilities, either skilled nursing facilities or assisted living facilities, with an estimated study population of 100 people. The inclusion criteria for the study participants would include being age 65 or above and having two or more of the following conditions: dementia, stroke, diabetes, chronic obstructive pulmonary disease, congestive heart failure, coronary heart disease and epilepsy. No patient or third party will be billed for use of the Health Link system during the study.

In early 2007, we entered into a partnership with Alzheimer’s Community Care, or ACC, of West Palm Beach, Florida, in which VeriChip and ACC will conduct a study of the effectiveness of the VeriMed Health Link System in managing the records of Alzheimer’s patients and their caregivers. In the two-year, 200 patient study, participating individuals suffering from Alzheimer’s disease and other forms of dementia, as well as their caregivers, would receive the VeriMed implantable microchip to provide emergency department staff easy access to those patients’ identification and medical information. Alzheimer’s disease is one of several medical conditions we identify as being ideally suited for the benefits of the Health Link system since individuals with the disease or other forms of dementia are often unable to give necessary identifying information or critical medical history upon being admitted to a hospital. ACC also believes it is important for caregivers to obtain the implantable Health Link. If a caregiver becomes ill, the Health Link database will inform medical personnel that he or she is the caregiver for someone unable to care for themselves. All participants in the study will be voluntary. The legally designated responsible party of an Alzheimer’s patient unable to make medical decisions must give permission for the patient to participate. As of December 31, 2008, more than 100 patients and caregivers have received the Health Link microchip as part of this study.
We believe that if the results of these and other clinical studies that may be undertaken are sufficiently compelling, the Center for Medicare and Medicaid Services may determine that the Health Link microchip implant procedure is reimbursable under Medicare and Medicaid. If this were to occur, we believe many private insurers would follow suit. We can provide no assurance as to if and when government or private insurers will decide to take such action. It may take a considerable period of time for this to occur, if, in fact, it does occur. If government and private insurers do not determine to reimburse the cost of the implant procedure, we would not expect to realize the currently anticipated level of sales of our implantable microchip and the database subscription fees.
Other Applications
We have also developed another system that utilizes the implantable microchip, our VeriTrace system.
Our VeriTrace system was conceived of in the wake of Hurricane Katrina, when we donated implantable microchips to FEMA’s Department of Mortuary Services in Mississippi and Louisiana to help with FEMA’s efforts to identify corpses. Our implantable microchips were used to provide an end-to-end tagging solution for the accurate tracking and identification of human remains and associated evidentiary items. We began marketing of our VeriTrace system in 2006.
Sales, Marketing and Distribution
Our end-use customers have consisted of healthcare facilities, such as hospitals and long-term care facilities, healthcare professionals, such as physicians and individual patients.
We have historically marketed our systems primarily by attending trade shows and medical conferences and by advertising in publications.
Until June 2007, our marketing efforts with respect to our Health Link system had been to provide our scanners to hospitals and third-party emergency room management companies at no charge in order to build out the geographic footprint of the healthcare facilities that were able to use our Health Link system as part of their standard protocol. We expected to continue this “seeding” process for the foreseeable future as we endeavored to build out our network across the United States and overseas. In addition, we marketed our Health Link system to physicians, who treated patients who fit the profile for which our Health Link system was intended to benefit, in those geographic areas surrounding hospitals that have adopted the Health Link system.
With respect to our Health Link system, we do not believe any other company currently offers a human implantable microchip-based patient identification system. Various alternative patient identification solutions are currently available, such as bracelets sold by MedicAlert, health information wallet cards, biometric systems and key fobs that store personal health records.
We are currently focused on the options for the Company, including the possible development of the glucose sensing microchip and are considering and will review other strategic opportunities.

Manufacturing; Supply Arrangements
We have historically outsourced the manufacturing of all the hardware components of our active RFID systems to third-party contractors, but conduct final assembly, testing and quality control functions internally. As of February 4, 2009, we have not had material difficulties obtaining system components. We believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business.
Digital Angel was our sole supplier of the implantable microchips, which it obtained from Raytheon Microelectronics España, a subsidiary of Raytheon Company, or RME, under the terms of a separate supply agreement which was terminated on November 12, 2008.
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
Regulation by the FDA
Our VeriMed microchip is a medical device subject to regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. In October 2004, the Health Link system received classification as a Class II medical device by the FDA for patient identification and health information purposes. The FDA also permits us to market and sell the Health Link system in the United States.
FDA Premarket Clearance and Approval Requirements. Generally speaking, unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, or a premarket approval application, or PMA, from the FDA. Medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk to the patient associated with the medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II. The manufacturer of a Class II device is typically required to submit to the FDA a premarket notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are generally placed in Class III, requiring premarket approval.
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
State Legislation
During 2008, four state legislatures (Georgia, Maryland, Missouri and Pennsylvania) considered but did not pass legislation addressing implantable chips and consumer privacy concerns. The states of California, North Dakota and Wisconsin have adopted laws prohibiting chip implantation without the recipient’s prior consent. A number of states also introduced legislation focusing on the consumer privacy implications of RFID use in government identification documents, prescription drug tracking, retail sales, healthcare records and tracking of one individual by another. As of December 31, 2008, none of this legislative activity restricts our current or planned operations.
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

The European Union
In the European Union (EU), promotion of RFID technology is viewed as a critical economic issue. It is established that insofar as RFID is a technology involving collection, sharing and storage of personally identifiable information, the mandates of Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the Protection of Individuals With Regard to the Processing of Personal Data and On the Free Movement of Such Data (“EU Data Directive”) applies. All 25 EU member countries have implemented the EU data directive. At issue today is whether additional privacy protection laws beyond those prescribed by the EU data directive and its country-specific laws are needed for privacy issues raised by RFID technology. On January 19, 2005, the EU’s Working Party 29, charged with interpretation and expansion of EU data protection law and policy, and adopted Working Document 105, addressing data protection issues related to RFID technology. That document reinforced the need to comply with the basic principles of the EU data directive and related documents whenever personal data is collected via RFID technology. Guidance to RFID manufacturers was also provided regarding responsibilities to design privacy compliant technology.
On March 15, 2007, the Commission of the European Communities adopted a Communication from the Commission to the European Parliament, the Council, the European Economic and Social Committee and the Committee of the Regions, entitled Radio Frequency Identification (RFID) in Europe: Steps Towards a Policy Framework (SEC(2007)312). The Communication highlights the need for legal certainty for both users and investors in the context of a policy framework that will address: ethical implications; the need to protect privacy and security; governance of the RFID identity databases; availability of radio spectrum; the establishment of harmonized international standards; and concerns over the health and environmental implications. Over the next two years the Commission plans to analyze its options for responding to these concerns through discussions with relevant stakeholders. The Commission will also strengthen its international contacts with other countries, including the United States, with the objective of striving for global interoperability on the basis of open, fair and transparent international standards. The Communication is advisory in nature. While no affirmative regulatory action has been taken by the EU on the specific of these RFID regulatory concerns, working through them in the coming years appears to provide both challenges and opportunities.
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
Employees
As of February 4, 2009, we had 7 employees, of whom 3 in management, finance and accounting, 2 in medical and business development, and 2 in support. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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

Risks Occasioned by the Xmark Transaction
We will be unable to compete with Xmark’s business for four years from the date of closing.
We have agreed that, for a period of four years after the closing of the Xmark Transaction, or July 2012, we will not (i) directly or indirectly participate with, control or own an interest in any entity that is engaged in the business of manufacturing, selling, financing, supplying, marketing or distributing infant security systems, wander prevention systems, asset/personnel and identification systems, and vibration monitoring instruments anywhere in the world or (ii) solicit, induce, encourage or attempt to persuade any employee of Xmark to terminate his or her employment relationship with Xmark, or offer to hire any Xmark employee. Our remaining business, the VeriMed Health Link business, is not deemed to compete with Xmark’s business. However, the non-compete provisions will restrict our ability to engage in any business that competes with Xmark’s business until July 2012.
We will continue to incur the expenses of complying with public company reporting requirements.
We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, which includes the filing with the SEC of periodic reports, proxy statements and other documents relating to our business, financial conditions and other matters, even though compliance with such reporting requirements is economically burdensome.
Risks Related to Our VeriMed Health Link Business Which Utilizes the Implantable Microchip
We may never achieve market acceptance or significant sales of this system.
Through December 31, 2008, we had generated nominal revenue from sales of the microchip inserter kits. We may never achieve market acceptance or more than nominal or modest sales of this system.
We attribute the modest number of people who, through December 31, 2008, have undergone the microchip implant procedure to the following factors:
•	Many people who fit the profile for which the VeriMed Health Link system was designed may not be willing to have a microchip implanted in their upper right arm.

•	Physicians may be reluctant to discuss the implant procedure with their patients until a greater number of hospital emergency rooms have adopted the VeriMed Health Link system as part of their standard protocol.

•	Physicians may be reluctant to discuss the implant procedure with their patients because of the cost to their patients.

•	The media has from time to time reported, and may continue to report, on the VeriMed Health Link system in an unfavorable and, on occasion, an inaccurate manner. For example, there have been articles published asserting, despite at least one study to the contrary, that the implanted microchip is not magnetic resonance imaging, or MRI, compatible. There have also been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals.

•	Privacy concerns may influence individuals to refrain from undergoing the implant procedure or dissuade physicians from recommending the VeriMed Health Link system to their patients. Misperceptions that a microchip-implanted person can be “tracked” and that the microchip itself contains a person’s basic information, such as name, contact information, and personal health records, may contribute to such concerns.

•	Misperceptions and/or negative publicity may prompt legislative or administrative efforts by politicians or groups opposed to the development and use of human-implantable RFID microchips. In 2007 and 2008, a number of states introduced, and at least four states (Wisconsin, California, Oklahoma and North Dakota) have enacted, legislation that would prohibit any requirement that an individual undergo a microchip-implant procedure. While we support all pending and enacted legislation that would preclude anything other than voluntary implantation, legislative bodies or government agencies may determine to go further, and their actions may have the effect, directly or indirectly, of delaying, limiting or preventing the use of human-implantable RFID microchips or the sale, manufacture or use of RFID systems utilizing such microchips.

•	At present, the cost of the microchip implant procedure is not covered by Medicare, Medicaid or private health insurance.

•	At present, no studies to assess the impact of the VeriMed Health Link system on the quality of emergency department care have been completed and publicly released.
We do not expect to generate more than nominal revenue form our VeriMed Health Link business over the next 12 to 18 months, and we cannot assure you that our VeriMed Health Link business will achieve profitability in the near term. Our VeriMed Health Link business generated gross sales of $76,000 in 2007 and $43,000 in 2008. We are currently focused on the options for the Company, including the possible development of the glucose sensing microchip, and are considering and will review other strategic opportunities.
We believe that sales of our implantable microchip, and the extent to which our VeriMed Health Link system achieves market acceptance, will depend, in part, on the availability of insurance reimbursement from third-party payers, including federal and state governments under programs, such as Medicare and Medicaid, and private insurance plans. Insurers may not determine to cover the cost of the implant procedure, or it may take a considerable period of time for this to occur.
We believe that sales of our implantable microchip, and the extent to which our VeriMed Health Link system achieves market acceptance, will depend, in part, on the availability of insurance reimbursement from third-party payers, including federal and state government programs, such as Medicare and Medicaid, private health insurers, managed care organizations and other healthcare providers. Both governmental and private third-party payers are increasingly challenging the coverage and prices of medical products and services, and require proven efficacy and cost effectiveness for reimbursement. If patients undergoing the microchip implant procedure, or health institutions and doctors using the VeriMed Health Link system, are not able to obtain adequate reimbursement for the cost of using these products and services, they may forego or reduce their use. While we are in the process of facilitating and, in one case, funding clinical studies that may demonstrate the efficacy of the VeriMed Health Link system, which we believe will make it more likely that government and private insurers will cover the cost of the microchip implant process, it may take a considerable period of time for this to occur, if, in fact, it does occur. If government and private insurers do not determine to reimburse the cost of the implant process, we would not expect to realize the anticipated level of future sales of our implantable microchip and the database subscription fees.

Implantation of our implantable microchip may be found to cause risks to a person’s health, which could adversely affect sales of our systems which incorporate the implantable microchip.
The implantation of our implantable microchip may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. There have been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals. As more people are implanted with our implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could constrain our sales of the VeriMed Health Link system or result in costly and expensive litigation. Further, the potential resultant negative publicity could damage our business reputation, leading to loss in sales of our other systems targeted at the healthcare market which would harm our business and negatively affect our prospects.
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
Interruptions in access to, or the hacking into, our VeriMed Health Link patient information database may have a negative impact on our revenue, damage our reputation and expose us to litigation.
Reliable access to the VeriMed Health Link patient information database is a key component of the functionality of our VeriMed Health Link system. Our ability to provide uninterrupted access to the database, whether operated by us or one or more third parties with whom we contract, will depend on the efficient and uninterrupted operation of the computer and communications systems involved. Although certain elements of technological, power, communications, personnel and site redundancy are maintained, the database may not be fully redundant. Further, the database may not function properly if certain necessary third-party systems fail, or if some other unforeseen act or natural disaster should occur. In the past, we have experienced short periods during which the database was inaccessible as a result of development work, system maintenance and power outages. Any disruption of the database services, computer systems or communications networks, or those of third parties that we rely on, could result in the inability of users to access the database for an indeterminate period of time. This, in turn, could cause us to lose the confidence of the healthcare community and persons who have undergone the microchip implant procedure, resulting in a loss of revenue and possible litigation.
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
Certain technologies that we currently, or may in the future, support are capable of collecting personally-identifiable information. A growing body of laws designed to protect the privacy of personally-identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of our business. In the U.S., these laws include the Health Insurance Portability and Accountability Act, or HIPAA, the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act, and the Gramm-Leach-Bliley Act, as well as various state laws and related regulations. Although we are not a covered entity under HIPAA, we have entered into agreements with certain covered entities in which we are considered to be a “business associate” under HIPAA. As a business associate, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities. Our failure to protect health information received from customers could subject us to liability and adverse publicity, and could harm our business and impair our ability to attract new customers.

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
False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third-party payers, including Medicare and Medicaid, which currently do not provide reimbursement for our microchip implant procedure, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the reporting of wholesale or estimated retail prices of our VeriMed Health Link system, the reporting of Medicaid rebate information, and other information affecting federal, state and third-party payment for the VeriMed Health Link system, if such payment becomes available, will be subject to scrutiny under these laws.
The anti-kickback statute and other fraud and abuse laws are very broad in scope, and many of their provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the anti-kickback statute and other fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs, including Medicare and Medicaid, which currently do not provide reimbursement for our microchip implant procedure. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws. However, because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. If we are found to have violated these laws, or are charged with violating them, our business, financial condition and results of operations could suffer, and our management team could be required to dedicate significant time and resources addressing the actual or alleged violations.

If we are found liable in lawsuits that have been brought against us or if we are found liable in other litigation to which we may become subject in the future, we may be forced to pay substantial damages, which could have a material adverse effect on our business.
We are currently involved in a few legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in these estimates. If we are unsuccessful in the defense against any of the legal proceedings, we may be forced to pay substantial damages, which could have a material adverse effect on our business.
If we fail to continue to meet all applicable Nasdaq Stock Market requirements, our stock could be delisted by the Nasdaq Stock Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our businesses.
On October 21, 2008, we received a letter from Nasdaq indicating that we are not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to October 16, 2008, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Marketplace Rule 4450(a) (the “Rule”) and, our common stock had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5 million as required for continued inclusion by the Rule. On November 17, 2008, we received a notice from Nasdaq indicating that our stockholders’ equity at September 30, 2008 was less than the $10 million in stockholders’ equity required for continued listing on The Nasdaq Global Market under Marketplace Rule 4450(a)(3). In its notice, Nasdaq requested that we provide our plan to achieve and sustain compliance with the continued listing requirements of The Nasdaq Global Market, including the minimum stockholders’ equity requirement, before December 2, 2008, which we complied with. If Nasdaq determines that we have not presented a definitive plan to achieve compliance in the short term and sustain compliance in the long term, it will provide us with a written notification that our securities will be delisted from Nasdaq Global Market. If we receive a notification, we may then apply to move to The Nasdaq Capital Market or appeal Nasdaq’s delisting determination to a Nasdaq Listing Qualifications Panel.
Given the current market conditions, Nasdaq suspended enforcement of the bid price and market value of publicly held shares requirements for all companies listed on Nasdaq through Sunday, April 19, 2009. Following the reinstatement of these rules, and in accordance with Marketplace Rule 4450(e)(2), we have 180 calendar days from Monday, April 20, 2009, or until October 19, 2009, to regain compliance with the bid price requirement. Following the reinstatement of these rules, and in accordance with Marketplace Rule 4450(e)(1), we have 90 calendar days from April 20, 2009, or until July 20, 2009, to regain compliance with the market value requirements.
If, at anytime before October 19, 2009, including during the suspension period, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written notification that we have achieved compliance with the Rule. However, if we do not regain compliance with the Rule by October 19, 2009, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we may appeal the Nasdaq staff’s determination to delist our securities to a Listing Qualifications Panel.
If, at anytime before July 20, 2009, the MVPHS of our common stock is $5,000,000 or greater for a minimum of ten (10) consecutive trading days, the Nasdaq staff will provide written notification that we comply with the Rule. If compliance with the Rule cannot be demonstrated by July 20, 2009, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel.
If our common stock is delisted from the Nasdaq Stock Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. Delisting would adversely affect the market liquidity of our common stock and harm our business. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 4,000 square feet of office space. We occupy the space pursuant to a sublease with IFTH Acquisition Corp. (“IFTH”), which expires on June 30, 2010. Our portion of the rent for the entire twenty-one month term of the sublease is $78,750, which was prepaid in one lump sum.
We are under common control with IFTH. R & R Consulting Partners, LLC, an entity owned and controlled by Scott R. Silverman, and Mr. Silverman currently own 53% of our outstanding common stock. As of February 11, 2009, R & R Consulting Partners, LLC and Mr. Silverman owned 46.8% of IFTH’s outstanding common stock, including the 2,570,000 shares that are directly owned by Blue Moon Energy Partners, LLC (“Blue Moon”). Mr. Silverman, our executive chairman of the board, is a manager and controls a member of Blue Moon (i.e., R & R Consulting Partners, LLC). William J. Caragol, our acting chief financial officer, acting treasurer and secretary, is a manager and member of Blue Moon.
ITEM 3. LEGAL PROCEEDINGS
On January 10, 2005, we commenced an action in the Circuit Court for Palm Beach County, Florida, against Metro Risk Management Group, LLC, or Metro Risk. In this suit, we have claimed that Metro Risk breached the parties’ three international distribution agreements by failing to meet required minimum purchase obligations and by repudiating the agreements. On July 1, 2005, Metro Risk asserted a counterclaim against us for breach of contract and fraud in the inducement. Specifically, in its claim for breach of contract, Metro Risk alleged that we breached the exclusivity provision of the parties’ three international distribution agreements by later signing a different distribution agreement with a large distributor of medical supplies. Metro Risk alleged that the distribution agreement with this other distributor included the same areas covered in our three international distribution agreements with Metro Risk. Moreover, regarding its claim for fraud in the inducement, Metro Risk alleged that we fraudulently induced Metro Risk into signing the three international distribution agreements by promising millions of dollars in profits, only later to sign another distribution agreement with a competitor for the same countries. By virtue of its counterclaim, Metro Risk seeks reliance damages in the amount of approximately $0.2 million, which allegedly represents the amount of money advanced by Metro Risk for the project, lost profits, and attorneys’ fees.
On July 23, 2008, the court granted a motion for summary judgment filed by us on Metro Risk’s counterclaim, and thus denied Metro Risk’s counterclaim. Metro Risk may appeal the decision. The Court has also previously granted summary judgment on the issue of Metro Risk’s liability for breaching the three international distribution agreements. Therefore, at present, the remaining issue in the lawsuit is our damages resulting from Metro Risk’s breach of the three international distribution agreements. The parties have taken minimal discovery at the present time. Metro Risk has propounded no discovery on us, and we have propounded a request for production and a request for admissions on Metro Risk. The parties have not taken any depositions. Given the potential for an appeal, counsel is currently unable to assess the ultimate outcome.
We have received demand letters from attorneys for several former employees and/or consultants of us and Digital Angel, asserting claims related to stock options to acquire approximately 500 thousand shares of our common stock that management believes that such employees and/or consultants had forfeited when they ceased their employment or relationship with us and/or Digital Angel. We believe that all of these potential claims are without merit and intends to vigorously defend them in the event the claims are asserted or litigated.
On July 8, 2008, a lawsuit was filed against us and Digital Angel by one of the above-referenced former employees, Jerome C. Artigliere, a former executive of us and Digital Angel. The lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida, and alleges that Mr. Artigliere holds options to acquire 950,000 shares of our common stock at an exercise price of $0.05 per share and that he has been denied the right to exercise those options. The complaint alleges causes of action for breach of contract against us and Digital Angel, seeks declaratory judgments clarifying Mr. Artigliere’s alleged contractual rights, and sought an injunction enjoining the vote of the stockholders at special meeting of our shareholders that took place on July 17, 2008, on the sale of Xmark. On September 12, 2008, Mr. Artigliere amended his complaint to add a claim for unpaid wages against us and Digital Angel and to add related claims against several former officers and directors of us and Digital Angel. We believe that Mr. Artigliere’s claim for 950,000 of our stock options is factually incorrect and, at best, he would be entitled to only 211,111 of our stock options due to our 2-for-3 reverse stock split that occurred in December of 2005 and the 1-for-3 reverse stock split that occurred in December of 2006. We believe the amended complaint includes multiple inaccuracies, is without merit and intends to defend the lawsuit. On October 7, 2008, we, along with our co-defendants, filed a motion to dismiss seven of the nine counts asserted in the amended complaint. By agreement, the motion to dismiss was temporarily taken off the court’s calendar.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An annual meeting of our stockholders was held on December 16, 2008 to:
(1) Elect five directors to hold office until the 2009 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. The results of the vote to elect five directors were as follows:

Name of Director	For	Withheld
Scott R. Silverman	9,365,722	200,309
Jeffrey S. Cobb	9,370,065	195,966
Barry M. Edelstein	9,368,683	197,348
Steven R. Foland	9,370,365	195,666
Michael E. Krawitz	9,365,220	200,811
(2) To ratify the appointment of Eisner LLP as independent auditors of the Company for the year ending December 31, 2008. The proposal received 9,429,040 votes for, 54,780 votes against, 82,210 abstentions and no broker non-votes;
(3) To approve an amendment to and restatement of the Company’s 2007 Stock Incentive Plan to increase the number of authorized shares of common stock issuable under the plan from 1,000,000 to 3,000,000 shares. The proposal received 6,634,626 votes for, 549,525 votes against and 10,343 abstentions.
Each of the three proposals was approved by the Company’s stockholders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Stock Market under the symbol “CHIP.” Trading of our common stock commenced on February 9, 2007. Prior to that date, there was no public market for our common stock. The Company plans to file an application to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market. The following table presents the high and low closing sales price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2008	High	Low
Quarter ended December 31, 2008	$0.86	$0.25
Quarter ended September 30, 2008	$2.22	$0.35
Quarter ended June 30, 2008	$2.50	$1.53
Quarter ended March 31, 2008	$2.77	$1.89

Fiscal Year Ended December 31, 2007	High	Low
Quarter ended December 31, 2007	$4.34	$2.25
Quarter ended September 30, 2007	$10.35	$3.49
Quarter ended June 30, 2007	$9.20	$4.28
Quarter ended March 31, 2007	$6.50	$4.86
Holders
According to the records of our transfer agent, as of February 4, 2009, there were approximately 20 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.
Dividend Policy
In July 2008, we declared and in August 2008, we paid a special cash dividend of $15.8 million on our capital stock. Any future determination with respect to the payment of dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board of Directors may deem relevant.

Equity Compensation Plan Information
The following table presents information regarding options and rights outstanding under our compensation plans as of December 31, 2008:

(c)
Number of
securities
remaining
	(a)	(b)	available for
	Number of	Weighted-	future issuance
	securities to be	average	under equity
	issued upon	exercise price	compensation
	exercise of	per share of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category (1)	rights	rights	column (a))
Equity compensation plans approved by security holders	912,285	$3.73	135,940
Equity compensation plans not approved by security holders(2)	313,122	$6.83	—

Total	1,225,407	$4.52	135,940

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 5 to our consolidated financial statements for the year ended December 31, 2008.

(2)	In addition, we have made grants outside of our equity plans and have outstanding options exercisable for 313,122 shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.
Recent Sales of Unregistered Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited annual financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.
Overview
As a result of our sale of Xmark, our only business is our VeriMed Health Link business, which uses an implantable passive RFID microchip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the FDA cleared our Health Link system for use in medical applications in the United States. Since the sale of Xmark, we are currently focused on the options for the Company, including the possible development of the glucose sensing microchip and are considering and will review other strategic opportunities.

VeriMed Patient Identification System
Through December 31, 2008, we have generated less than $0.1 million in revenue from our VeriMed system, primarily from the sale of the implantable microchip inserter kits.
Over the past several years, we have provided scanners to hospitals and third party emergency room management companies at no charge in order to build out the geographic footprint of the healthcare facilities that can and will use our VeriMed system as part of their standard protocol. Our cost of the scanners, which were utilized for marketing and advertising purposes, was approximately $119 thousand in 2008 and approximately $46 thousand in 2007, is included as selling, general and administrative expense in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.
Systems Incorporating the Implantable Microchip for Other Applications
During 2007 and 2008 we marketed our VeriTrace system which uses our implantable microchip and wirelessly integrates with a Ricoh® digital camera for accurate tagging and identification of human remains and associated evidentiary items.
Since our VeriTrace system, like our VeriMed system, incorporates our implantable microchip, many of the risks associated with the VeriMed system apply to VeriTrace system, including the risk of possible third-party claims asserting we are violating rights with respect to certain patented intellectual property underlying each of these systems.
Basis of Presentation
Efforts to Create Markets for Our Systems that Utilize the Implantable Microchip
If the decision is made to invest capital in the commercialization of the VeriMed Health Link business we expect that we would generate significant operating losses in connection with our efforts to create markets for our systems that utilize the implantable microchip. Our expectations in this regard reflect our belief that revenue derived from sales of our VeriMed system will remain at a nominal level or show only modest growth in revenue from the sale of the system prior to government and private insurers’ determinations to reimburse the cost of the microchip implant procedure. However, we can provide no assurance as to when or if government or private insurers will decide to take such action. The expected significant operating losses from our systems which utilize the implantable microchip, and in particular, the VeriMed system, also reflect an anticipated increase in our selling, general and administrative expenses as we augment our direct sales force, seek to develop a distribution network for the VeriMed system, enhance our marketing efforts directed toward physicians and patients, and fund or otherwise facilitate clinical studies of the VeriMed system that we hope prove successful in demonstrating the efficacy of the system to fulfill its intended functions.
Results of Operations
Through December 31, 2008, we have recorded nominal revenue from sales of our VeriMed system.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Revenue
Revenue was $43,000 for the year ended December 31, 2008 compared to $76,000 for the year ended December 31, 2007.

Gross Profit and Gross Profit Margin
Our cost of sales consists of finished goods and inventory valuation charges. The implantable microchips used in our VeriMed Health Link system are purchased as finished goods under the terms of our former agreement with Digital Angel.
Our gross loss decreased from $0.3 million in 2007 to $0.2 million in 2008. The loss is attributable to inventory valuation reserves and impairment due to the lower of cost or market.
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
Selling, general and administrative expense increased by $6.6 million to $19.8 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily driven by contractual payments of $7.0 million to our management as a result of the sale of Xmark to The Stanley Works. The remainder of the increase was due to transactional expenses associated with our sale of Xmark, the marketing of our VeriMed Health Link business and the costs resulting from equity based compensation. Additionally, during the process of marketing the Company for sale, sales and marketing expenditures have been reduced by approximately $0.3 million.
During 2008 and 2007, we incurred stock-based compensation expense of $5.0 million and $3.4 million, respectively. On July 18, 2008, as a result of our sale of Xmark Corporation, all outstanding unvested options and restricted shares became fully vested. As a result, we recorded $3.2 million as an expense, reflecting the unamortized balance at July 18, 2008.
Included in selling, general and administrative expense was $0.1 million and $0.4 million of certain general and administrative services provided to us by Digital Angel, including accounting, finance and legal services, insurance, telephone, rent and other miscellaneous items in 2008 and 2007, respectively.
Selling, general and administrative expense included depreciation and amortization expense of approximately $52,000 and $73,000 in 2008 and 2007, respectively.
Research and Development
Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses.
Research and development expense was $0.7 million for 2008 compared to $0.1 million in 2007. Our research and development costs represent payments to our project partner and acquisition of project development.
Interest Expense
Interest expense was $0.9 million and $1.7 million for the years ended December 31, 2008 and 2007, respectively. The decrease in interest expense was due to the higher amount owed in 2007 under our loan agreement with Digital Angel which was satisfied in July 2008.

Liquidity and Capital Resources
As of December 31, 2008, cash totaled $3.2 million compared to cash of approximately $7.2 million at December 31, 2007.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $18.7 million and $7.3 million during the years ended December 31, 2008 and 2007, respectively. For each of the periods presented, cash was used to fund operating losses, primarily resulting from the marketing expenses of our VeriMed Health Link business. In addition, the approximately $11.4 million increase from 2007 to 2008 in our net cash used in operating activities was primarily attributable to the $9.1 million for contractual payments to management of us and Xmark that we paid in conjunction with the July 18, 2008 sale of our Xmark subsidiary to The Stanley Works.
Historically, our Xmark business generated significant operating cash flows, a portion of which was used to fund the operating expenditures for marketing and other development costs related to the VeriMed Health Link business. On November 12, 2008 we announced our intention to continue to explore potential strategic transactions with third parties, while continuing to operate our VeriMed Health Link business.
Cash Flows from Investing Activities
Investing activities provided (used) cash of $43.2 million and $(17,000) during the years ended December 31, 2008 and 2007, respectively. Cash provided by investing activities during 2008 primarily consists of the $47.9 million of proceeds from the sale of Xmark, net of the $4.5 million of the proceeds that will be held in escrow for twelve months following the close of the transaction to provide for indemnification obligations, if any.
Cash Flows from Financing Activities
Financing activities (used) provided cash of $(28.5) million and $13.5 million during the years ended December 31, 2008 and 2007, respectively. During 2008 we borrowed $8.0 million from Valens Offshore SPV II, Corp. (the “Lender”), a portion of which was used to repay Digital Angel and the Royal Bank of Canada, which had previously provided a working capital line to our subsidiary, Xmark. In conjunction with the sale of Xmark, we retired all of our outstanding debt to Digital Angel and to the Lender. On August 28, 2008, we paid a special dividend of $15.8 million, or $1.35 per share, to all stockholders of record on August 18, 2008. In 2007 we raised net proceeds from our initial public offering of $15.5 million, net of costs, a portion of which was used to repay principal to Digital Angel and to pay costs of financing.
Credit Facilities
Prior to the date of our initial public offering, which was consummated on February 14, 2007, we financed a significant portion of our operations and investing activities primarily through funds that Digital Angel provided. As of December 31, 2008, we had satisfied our outstanding obligations to Digital Angel.
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

On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the loan documents which increased the maximum principal amount of indebtedness that we may incur to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to us by Digital Angel during the first week of January 2007. Upon the consummation of our initial public offering in February 2007, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness under the loan documents. The interest continues to accrue on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of our initial public offering, we were indebted to Digital Angel in the amount of $15.1 million, including $1.0 million of accrued interest. In accordance with the terms of the loan agreement as most recently amended on February 13, 2007, we used $3.5 million of the net proceeds of our initial public offering to repay a portion of our indebtedness to Digital Angel upon consummation of our initial public offering. Effective with the payment of the $3.5 million, all interest which accrued on the loan as of the last day of each month, commencing with February 2007, was added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest was to be due and payable on February 1, 2010.
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
On February 29, 2008, we closed an $8.0 million debt financing (the “Agreement”) with Valens Offshore SPV II, Corp. (the “Lender”). Under the terms of the Agreement, the Lender extended financing to us in the form of an $8.0 million secured term note (the “Note”). The Note accrues interest at a rate of 12% per annum, and has a maturity date of March 31, 2009. The terms of the Note allow for optional redemption by paying 100% of the principal amount plus $120,000, if such amounts are paid prior to the six month anniversary of February 29, 2008, or $240,000, if such amounts are paid on or after the six month anniversary of February 29, 2008. In addition, pursuant to the Agreement, we issued to the Lender 120,000 shares of our common stock.
We used part of the proceeds of the financing with the Lender to prepay $5.3 million of debt owed to Digital Angel. In connection with the financing, we entered into a letter agreement with Digital Angel, dated February 29, 2008, under which we agreed, among other things, to prepay the $5.3 million to Digital Angel, and to amend the December 2007 Letter Agreement, to provide that we would have until October 30, 2008 to prepay in full the entire outstanding principal amount to Digital Angel by paying to Digital Angel $10 million, less the $500,000 paid pursuant to the December 2007 Letter Agreement, less the $5.3 million paid in connection with this financing, less other principal payments made to reduce the outstanding principal amount between the date of the December 2007 Letter Agreement and the date of such prepayment, plus any accrued and unpaid interest between October 1, 2007 and the date of such prepayment. As a result of the $5.3 million payment, we were not required to make any further debt service payments to Digital Angel until September 1, 2009.
On July 18, 2008, we paid $4.8 million to Digital Angel to satisfy our obligations under the loan agreement and $8.2 million to the Lender to satisfy the Note, which included a prepayment fee of $120,000. As a result of the satisfaction of the Note, the Lender released all of its security interests in our assets.
Financial Condition
As of December 31, 2008, we had working capital of approximately $2.4 million and an accumulated deficit of $42.1 million compared to a working capital of approximately $6.7 million and an accumulated deficit of approximately $29.0 million as of December 31, 2007. The decrease in working capital was primarily due to the sale of our Canadian subsidiary.
We believe that with the cash we have on hand, plus the funds being held in escrow until July 2009, we will have sufficient funds available to cover our cash requirements, including capital expenditures, through 2009. We are currently focused on the options for the Company, including the possible development of the glucose sensing microchip and are considering and will review other strategic opportunities.

Critical Accounting Policies and Estimates
The following is a description of the accounting policies that our management believes involve a high degree of judgment and complexity, and that, in turn, could materially affect our consolidated financial statements if various estimates and assumptions made in connection with the application of such policies were changed significantly. The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect the amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more detailed information on our significant accounting policies, see Note 1 to our audited consolidated financial statements as of and for the year ended December 31, 2008, included elsewhere in this Annual Report on Form 10-K.
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
Inventory
Estimates are used in determining the likelihood that inventory on hand can be sold. Historical inventory usage and current revenue trends are considered in estimating both obsolescence and slow-moving inventory. Inventory is stated at the lower of cost or market, determined by the first-in, first-out method, net of any reserves for obsolete or slow-moving inventory. As of December 31, 2008 and 2007, inventory reserves were $0.2 million and $0.1 million, respectively. The estimated market value of our inventory is based upon assumptions about future demand and market conditions.
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
In accordance with FAS 144, we are required to test our goodwill and intangible assets with indefinite lives for impairment annually. We test our goodwill and intangible assists with indefinite lives annually as part of our business planning cycle during the fourth quarter of each fiscal year. The determination of the value of our intangible assets requires management to make estimates and assumptions about the future operating results of our “reporting units,” as that term is defined in FAS 142. Our reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. During the years ended December 31, 2008 and 2007, the Company did not have any impairment goodwill or intangible assets.
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
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. As of December 31, 2008 and 2007, we had recorded a full valuation allowance against our U.S. net deferred tax assets due to uncertainties related to our ability to utilize these deferred tax assets, primarily consisting of net operating loss carryforwards. The valuation allowance was based on our historical operating performance and estimates of taxable income in the United States and the period over which our deferred tax assets will be recoverable.
If we continue to incur U.S. operating losses we will continue to provide a full valuation allowance against our U.S. net deferred tax assets. Conversely, if our U.S. operations become profitable in the future, we may reduce some or all of our valuation allowance, which could result in a significant tax benefit, subject to applicable limitations, and a favorable impact on our financial condition and operating results.
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

Impact of Recently Issued Accounting Standards
In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which was our first quarter of fiscal year 2008. There was no impact on our financials from the adoption of FSP FAS 157-1 and FSP FAS 157-2.
In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, however, early application is encouraged. Comparative disclosures for earlier periods at initial adoption is encouraged, but not required. We do not expect the adoption of FAS 161 to have a material impact to our consolidated results of operations and financial position.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. FSP APB 14-a will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. For instruments subject to the scope of FSP APB 14-a, higher interest expense will result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term. Prior period interest expense will also be higher than previously reported due to retrospective application. Early adoption is not permitted. The adoption of FSP APB 14-a is not expected to have any impact on the Company’s consolidated financial statements.
In May 2008, FASB issued Statement 163, “Accounting for Financial Guarantee Insurance Contracts”. This new standard clarifies how FAS Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 to have any impact on its consolidated financial position or results of operations.
On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s consolidated financial position and the results of operations.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provided companies with an option to report selected financial assets and liabilities at fair value. This statement was effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We adopted SFAS 159 beginning in the first quarter of fiscal year 2008 and SFAS 159 did not have a material impact to our consolidated results of operations and financial condition.
In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FASB 160”). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FASB 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. FASB 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FASB 141R”). FASB 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB 141R also requires that an acquirer recognized the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. FASB 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE
None.
ITEM 9A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2008. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our acting chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2008 based on the disclosure controls evaluation.

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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
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
Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors and executive officers, and their ages and positions, as of February 5, 2009, are set forth below:

Name	Positions with the Company

Scott R. Silverman	Chairman of the Board, Executive Chairman

William J. Caragol	Acting Chief Financial Officer, Acting Treasurer and Secretary

Jeffrey S. Cobb	Director

Barry M. Edelstein	Director

Steven R. Foland	Director

Michael E. Krawitz	Director
The following is a summary of the background and business experience of our directors and executive officers as of February 5, 2009:
Scott R. Silverman, 44, served as our acting president from March 2007 through May 4, 2007, as our chief executive officer from December 5, 2006 through July 18, 2008, as chairman of our Board of Directors from March 2003 through July 18, 2008 and as a member of our Board of Directors from February 2002 through July 18, 2008. On November 12, 2008, he was again appointed to our Board of Directors, to serve as chairman. He also served as our chief executive officer from April 2003 to June 2004. He served as the chairman of the Board of Directors of Digital Angel from March 2003 through July 3, 2007, and served as chief executive officer of Digital Angel from March 2003 to December 5, 2006, and as acting president of Digital Angel from April 2005 to December 5, 2006. Mr. Silverman has served as the chairman of IFTH Acquisition Corp since January 2006. Mr. Silverman is an attorney licensed to practice in New Jersey and Pennsylvania.
Jeffrey S. Cobb, 47, has served as a member of our Board of Directors since March 2007. Mr. Cobb is the chief operating officer of IT Resource Solutions, Inc. Prior to April 2004, Mr. Cobb was the executive vice president and chief operating officer of SCB Computer Technology Inc. Mr. Cobb served as a member on the Board of Directors of IFTH from March 2004 through July 22, 2008. Mr. Cobb earned his Bachelor of Science in Marketing and Management from Jacksonville University.
Barry M. Edelstein, 45, has served as a member of our Board of Directors since January 2008. Mr. Edelstein serves as managing partner of Structured Growth Capital, LLC, a boutique investment banking firm. Mr. Edelstein served as acting president and chief executive officer of Destron Fearing Corporation (formerly known as Digital Angel Corporation), or Destron Fearing, from August 2007 until December 2007. Mr. Edelstein has served as president and chief executive officer of ScentSational Technologies, Inc. since January 2002, and is currently its chairman. From 2000 to 2002, Mr. Edelstein was vice president of sales and sales operations for Comcast Business Communications Inc., where he managed the integration of Comcast Telecommunications Inc. with two other subsidiaries and led a team that oversaw the sales, marketing, customer care, billing operations and supplier management function of the company. Mr. Edelstein has a bachelor’s degree in business administration from Drexel University and received his law degree from Widener University School of Law.
Steven R. Foland, 49, has served as a member of our Board of Directors since February 2008. Mr. Foland is currently a partner with Gold Mountain Partners a private advisory firm, and has served as a managing director and head of investment banking for Merriman Curhan Ford & Co. from September 2005 until February 2008 and as the senior managing director and head of west coast investment banking for ThinkEquity Partners from September 2003 until July 2005. He was previously with Morgan Stanley and Credit Suisse in New York and Hong Kong. Mr. Foland has a bachelor’s degree in political science from the University of Michigan and received his law degree from the University of Notre Dame.

Michael E. Krawitz, 39, has served as a member of our Board of Directors since November 2008. He currently serves as the managing partner of Business Mediation Group, LLC, a mediation services firm. He previously served as the chief executive officer and president of Digital Angel Corporation from December 2006 to December 2007. Prior to that, during his time at Digital Angel Corporation, he served as assistant vice president and general counsel beginning in April 1999, and was appointed vice president and assistant secretary in December 1999, senior vice president in December 2000, secretary in March 2003, executive vice president in April 2003 and chief privacy officer in November 2004. From 1994 to April 1999, Mr. Krawitz was an attorney with Fried, Frank, Harris, Shriver & Jacobson in New York. Mr. Krawitz has served as a member on the Board of Directors of IFTH since July 23, 2008. Mr. Krawitz earned a bachelor of arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994.
Audit Committee
Our audit committee currently consists of Steven R. Foland, Jeffrey S. Cobb and Barry M. Edelstein. Mr. Foland chairs the audit committee. Our Board of Directors has determined that each of the members of our audit committee is “independent,” as defined under, and required by, the federal securities laws and the rules of the SEC, including Rule 10A-3(b)(i) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as well as the listing standards of the Nasdaq Global Market. Our Board of Directors has determined that Mr. Foland qualifies as an “audit committee financial expert” under applicable federal securities laws and regulations, and has the “financial sophistication” required under the listing standards of the Nasdaq Global Market. A copy of the current audit committee charter is available on our website at www.verichipcorp.com.
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
The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work. All audit and non-audit services to be provided to us by our independent auditors must be approved in advance by our audit committee, other than de minimis non-audit services that may instead be approved in accordance with applicable rules of the Securities and Exchange Commission, or SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2008 with the exception of one Form 4 filed jointly by Austin Marxe and David Greenhouse with the SEC on February 1, 2008 for one transaction reporting the disposition of beneficial ownership of our shares of common stock.
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

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
General
In July 2008, we sold all of the outstanding stock of our wholly-owned subsidiary, Xmark, to Stanley Corporation Canada. As a result of such transaction, our management team was reduced to one member. However, for the first half of 2008, we had an executive compensation program, which was governed by our compensation committee, and was designed to (i) attract and retain a senior management team that could direct the achievement of our corporate goals and strategic objectives, (ii) motivate the team to achieve profitability and growth, (iii) maintain stability by retaining the key executives in their leadership capacity, and (iv) better align executive interests with stockholder interests. Our guiding philosophy was to establish compensation plans or programs that rewarded our senior management team for their role in achieving our operating performance goals and milestones, while aligning the team members’ interests with those of our stockholders — and, in the process, encouraging the team’s continued association with us. Therefore, we endeavored to implement policies designed to link pay with performance, which, in turn, helped to align the interests of our executive officers with our stockholders. Our compensation philosophy also reflected the unique nature of our business, which consisted of a mix of operating-company and development-company features. Our compensation policies and practices were shaped accordingly, and, in many ways, mirrored those of a start-up biotechnology company, with an emphasis on compensation components that were contingent on achieving operational milestones.
After selling our operating company, Xmark, on November 12, 2008, we purchased certain intellectual property from Digital Angel that may complement and enhance our future business, known as the VeriMed Health Link business. The compensation committee is looking forward to establishing new compensation policies going forward.
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

Throughout the year, the compensation committee periodically reported to our Board of Directors on its actions and recommendations, and met regularly in executive session. On an annual basis, the compensation committee reviews its charter and assesses its own performance, particularly with a view towards the effectiveness of our executive compensation program in obtaining desired results. Furthermore, our nominating and governance committee is responsible for monitoring the standing committees of our Board of Directors, including the compensation committee, and for making recommendations regarding any changes (e.g., creation or elimination of committees).
Our compensation arrangements with our executive officers generally reflect the individual circumstances surrounding the applicable executive officer’s hiring or appointment. For example, Daniel A. Gunther, who became one of our executive officers at the time of the acquisition of Instantel during the first half of 2005, was a party to an employment agreement with Instantel. Although we subsequently entered into a new employment agreement with Mr. Gunther, which was later amended, the material terms of his agreement with us, such as base salary level, were influenced by his former agreement with Instantel. Scott R. Silverman served as our chief executive officer from December 5, 2006 through July 18, 2008. When referring to the latter period, we refer to Mr. Silverman as “former chief executive officer.” The compensation arrangements that were in place for Mr. Silverman during his time as our former chief executive officer, who previously served as the chief executive officer of Digital Angel, also closely paralleled the terms of his former employment agreement with Digital Angel.
Our compensation committee retains discretion to tailor our compensation program to address individual circumstances, rather than simply aiming for a compensation level that falls within a specific range of market data. Our compensation committee also retains discretion to materially increase or decrease compensation. However, certain of our executive officers, including Mr. Silverman and the former chief executive officer and president of Xmark, have (or had) employment agreements with us, as described in more detail below. Employment agreements limit the amount of discretion the compensation committee may exercise in terms of adjusting or modifying compensation. For example, while serving as our former chief executive officer, any reduction of Mr. Silverman’s base salary or incentive compensation could have been deemed a constructive termination under his employment agreement.
The foregoing information is intended to provide context for the discussion that follows. In addition, this Compensation Discussion & Analysis should be read in conjunction with the detailed tabular and narrative information regarding executive compensation information in this proxy statement.
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

Our chief executive officer has historically played a significant role in the determination of the amounts of base salary, signing or retention bonuses and other forms of cash and equity-based compensation to be paid other members of senior management. We expect that the compensation committee of our Board of Directors will continue to solicit input from our chief executive officer or president with respect to compensation decisions affecting other members of our senior management.
Allocation of Compensation Among Principal Components
With respect to the mix of base salary, bonus, cash incentive compensation and equity awards to be paid or awarded to our executive officers, the compensation committee generally believes that a greater percentage of the compensation of the most senior members of our management should be performance-based.
Base Salary
Our compensation committee believes that pay should be directly and closely linked to corporate performance and milestones. As a result, base salary typically constitutes less than half of our executives’ total compensation packages.
Our Chairman of the Board
We appointed Scott R. Silverman as our chief executive officer in early December 2006. In April 2006, our Board of Directors, together with a member of the Board of Directors of Digital Angel, initiated a search for a new chief executive officer, mindful that the individual who was serving as our chief executive officer at that time was approaching retirement age. In connection with this search, an executive search firm was initially consulted, but was not formally retained. While the search firm advised as to the backgrounds of several potential candidates, our Board recognized that key qualities our new chief executive officer would need to possess included a clear, in-depth understanding of the benefits of our VeriMed Health Link business, and the skills, energy level and zeal to lead our efforts to create a market for the VeriMed Health Link business — a significant component of our growth strategy. After considering the backgrounds and qualifications of the candidates presented by the search firm, our Board realized that Mr. Silverman was the ideal candidate for the position given his support, as Digital Angel’s then-chief executive officer, of our efforts to create a market for the VeriMed Health Link business.
When our Board broached the subject with Mr. Silverman of his becoming our chief executive officer, he indicated a willingness to accept the challenge and perceived reduction in status, provided it did not entail a financial sacrifice relative to his compensation arrangements as the chief executive officer of Digital Angel. Based on information provided to our Board by the search firm at the outset of the search for a chief executive officer, our Board had developed a sense of the compensation package — in terms of base salary, bonus, additional at-risk incentive compensation and equity interest — that would need to be provided to a candidate for the position. Mr. Silverman’s compensation arrangements with Digital Angel were in line with the parameters identified in our Board’s discussions with the search firm. Accordingly, the two members of our compensation committee at that time other than Mr. Silverman, one of whom then served as the chairman of the compensation committees of our Board of Directors and the Board of Directors of Digital Angel, negotiated an employment agreement with Mr. Silverman that closely tracked the material terms of his prior employment agreement with Digital Angel. The two members of our compensation committee at that time did not engage in an examination of the compensation arrangements of chief executive officers of peer companies, other than the consultation with the search firm described above. However, they and the Board did consider how the terms of Mr. Silverman’s employment agreement compared with those of our prior chief executive officer, determining that the difference in compensation was justified by the greater than originally anticipated challenges associated with our efforts to create a market for our VeriMed Health Link business.

Mr. Silverman’s employment agreement with us provided for a base salary of $420,000 for fiscal year 2007, with the base salary being subject to an annual increase of no less than 10% in each of fiscal year 2008 and fiscal year 2009.
On May 15, 2008, in connection with the Xmark Transaction, we entered into a separation agreement with Mr. Silverman, which was later amended. Under this separation agreement, Mr. Silverman and us mutually agreed that Mr. Silverman’s employment would be terminated without cause upon the closing of the Xmark Transaction (i.e., July 18, 2008), and that Mr. Silverman’s employment agreement would be terminated on the same day. We and Mr. Silverman also agreed that he would resign from his position as our Chairman of the Board upon the closing of the Xmark Transaction.
On November 12, 2008, in connection with the purchase by R & R Consulting Partners, LLC (an entity that is owned and controlled by Mr. Silverman) of 45.7% of the outstanding shares of our common stock from Digital Angel, our board of directors appointed Mr. Silverman to again serve as chairman of the board. Absent a fundamental change in the business, such as a major acquisition, Mr. Silverman has agreed that he will not take cash salary compensation through the end of 2009.
On December 31, 2008, we entered into a letter agreement with Mr. Silverman effective December 1, 2008, which provides that Mr. Silverman will serve as our executive chairman from December 1, 2008 through December 31, 2009 in exchange for 601,852 restricted shares of our common stock, which will not be issued until we file a registration statement on Form S-8 with the SEC reflecting our 2007 Stock Incentive Plan, as amended and restated (the “Amended Plan”). The letter agreement also terminates the separation agreement with the exception of certain provisions, which is more fully discussed below under the heading “Executive Compensation — Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Executive Employment Arrangements - Scott R. Silverman.”
Our Acting Chief Financial Officer
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
In connection with the Xmark Transaction, on May 15, 2008, we entered into a letter agreement with Mr. Caragol, which, among other things, affirmed that we desired to retain Mr. Caragol as our president and chief financial officer following the closing of the Xmark Transaction, confirmed that Mr. Caragol’s base salary would remain at $203,500 per year, and outlined the bonus compensation for which Mr. Caragol would be eligible. On December 31, 2008, we entered into a letter agreement with Mr. Caragol that terminated the May 15, 2008 letter agreement (with the exception of the waiver/release provisions of such letter), and provides that Mr. Caragol will serve as our acting chief financial officer effective January 1, 2009 through July 31, 2009 in exchange for 518,519 restricted shares of our common stock, which will not be issued until we file a registration statement on Form S-8 with the SEC reflecting our Amended Plan.
The Former Chief Executive Officer and President of Xmark Corporation (and Our Former President)
We appointed Daniel A. Gunther as our president, effective June 10, 2005, concurrent with the completion of our acquisition of Instantel. Mr. Gunther was serving as the president and chief executive officer of Instantel at the time of the acquisition. Under the terms of our employment agreement with Mr. Gunther, effective June 10, 2005, Mr. Gunther’s annual base salary was CDN $210,000.

Mr. Gunther served in the capacity of president until March 2, 2007, on which date we appointed Mr. Gunther as the chief executive officer and president of VeriChip Corporation, a Canadian company, and VeriChip Holdings Inc., which companies have since been amalgamated and were known as Xmark Corporation until being sold to Stanley Canada Corporation in July of 2008. Concurrent with that appointment, Mr. Gunther resigned the title and responsibilities as our president, and Mr. Silverman assumed the additional title and responsibilities of acting president. Furthermore, on March 2, 2007, we amended the terms of Mr. Gunther’s employment agreement, increasing his annual base salary to CDN $250,000.
In connection with the Xmark Transaction, The Stanley Works assumed Mr. Gunther’s employment agreement, as amended. As a result, our employment of Mr. Gunther terminated on July 18, 2008.
Bonus Compensation
We have not historically paid any automatic or guaranteed bonuses to our executive officers. However, we have from time to time paid signing or retention bonuses in connection with our initial hiring or appointment of an executive officer, or a change in a person’s position and responsibilities with us, as well as transaction bonuses. For example, at the recommendation of our chief executive officer, and in recognition of his outstanding performance, Mr. Caragol received a discretionary bonus of $25,000 in March 2007.
Under Mr. Silverman’s separation agreement, Mr. Silverman earned a bonus payment in the amount of $1.2 million upon the closing of the Xmark Transaction, payable in two installments. One installment was paid on July 18, 2008 in the amount of $1,080,000, and the remaining installment of $120,000 is scheduled to be paid upon the July 2009 release of the funds that were escrowed in connection with the Xmark Transaction. The $120,000 was expensed during the year ended December 31, 2008.
Under Mr. Caragol’s letter agreement, Mr. Caragol was eligible to receive a bonus of $50,000 if the total distributed cash or equity value to our stockholders following the Xmark Transaction was at least $21.5 million — and, if the total distributed cash or equity value exceeded $21.5 million, he was eligible to receive an additional cash bonus equal to 4% of the amount over $21.5 million, up to a maximum of $200,000 in aggregate incentive compensation. On December 31, 2008, we entered into a letter agreement with Mr. Caragol that terminated the May 15, 2008 letter agreement (with the exception of the waiver/release provisions of such letter).
On February 11, 2008, we entered into a letter agreement with Mr. Gunther, or the February 11, 2008 Letter Agreement, to guarantee a certain bonus/change-in-control payment due to Mr. Gunther upon the successful completion of the Xmark Transaction. On July 17, 2008, in order to clarify the aggregate amount due to Mr. Gunther in connection with the Xmark Transaction, under both the February 11, 2008 Letter Agreement and the Executive Management Change in Control Plan (as discussed more fully below under “Compensation Discussion and Analysis — Potential Payments Upon Termination or Control — Executive Management Change in Control Plan”), the Company entered into a letter agreement and release with Mr. Gunther, under which Mr. Gunther received US $815,000.
Our Board considered bonuses paid by similarly situated employers to similarly situated employees in making its determination.
Compensation under Individual Senior Management Incentive Compensation Plans
As noted above, our compensation committee believes that pay should be directly and closely linked to corporate performance and milestones. For this reason, the largest component of our executives’ total compensation packages generally tends to be non-equity incentive compensation. We believe that such compensation, in the form of individual senior management incentive compensation plans, incentivizes our senior management team to advance our corporate performance and provides a platform for us to recognize an individual team member’s contributions to our business results. When our compensation committee established the performance goals that determined the amounts payable under these individual plans (as detailed below), it assessed the executive’s leadership role and level of responsibility in achieving certain business results.

During 2007, our compensation committee approved an executive management incentive compensation plan for fiscal year 2007 for Messrs. Silverman and Caragol and a senior management incentive compensation plan for fiscal year 2007 with Mr. Gunther. The plans were designed to recognize and reward the contributions of management that resulted in the achievement of specific performance goals. In setting these goals, our compensation committee included performance objectives that were viewed as reasonably achievable and others that were viewed as more of a challenge to achieve. The intent was to provide a balance between the two to ensure that our executive officers maintained their level of motivation throughout 2007. For fiscal 2008, we had no incentive compensation plans in place.
Equity Compensation
Our compensation committee’s historical practice has been to grant equity-based awards to attract, retain, motivate and reward our employees, particularly our executive officers, and to encourage their ownership of an equity interest in us. Through December 31, 2008, such grants have consisted either of stock options — specifically non-qualified stock options, that is, options that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended — or restricted shares of our common stock, which shares are generally subject to forfeiture if the employment agreement with the recipient of such restricted shares is terminated, by reason of resignation or termination for cause, during the two-year period or three-year period following the date of grant. Historically, our compensation committee has granted awards of stock options or restricted shares of our common stock to our executive officers upon their appointment as executive officers, with the grant award typically memorialized in the applicable officer’s offer letter or employment agreement, or an addendum to employment agreement.
Other than two grants made in January 2006 pursuant to the terms of employment agreements with former executive officers, all grants of options to our executive officers and other employees, as well as to our directors, have been granted with exercise prices equal to or exceeding the fair value of the underlying shares of common stock on the grant date, as determined by our compensation committee. All equity-based awards have been reflected in our consolidated financial statements, based upon the applicable accounting guidance. Previously, we accounted for equity compensation paid to our employees and directors using the intrinsic value method under APB Opinion No. 25 and FASB Financial Interpretation No. 44, “ Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.” Under the intrinsic value method, no stock-based compensation was recognized in our consolidated statements of operations for options granted to our directors, employees, consultants and others because the exercise price of such stock options equaled or exceeded the fair value of the underlying stock on the dates of grant. Effective January 1, 2006, we adopted FAS 123R using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption of FAS 123R. FAS 123R requires us to estimate and record an expense over the service period of the stock-based award. In 2006, our compensation committee, conscious of the less favorable accounting treatment for stock options resulting from adoption of FAS 123R, took a more deliberate approach to the granting of awards of stock options.
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
We structure cash incentive compensation so that it is taxable to our executive officers at the time it becomes available to them. We currently intend that any cash compensation paid will be tax deductible for us. However, with respect to equity-based awards, while any gain recognized by our executive officers and other employees from non-qualified stock options should be deductible, to the extent that in the future we grant incentive stock options, any gain recognized by the optionee related to such options will not be deductible by us if there is no disqualifying disposition by the optionee. In addition, our grant of shares of restricted stock or restricted stock units that are not subject to performance vesting provisions may not be fully deductible by us at the time the grant is otherwise taxable to the grantee.

We do not have any program, plan or practice that requires us to grant equity-based awards on specified dates, and we have not made grants of such awards that were timed to precede or follow the release or withholding of material non-public information. It is possible that we will establish programs or policies regarding the timing of equity-based awards in the future. Authority to make equity-based awards to executive officers rests with our compensation committee, which considers the recommendations of our chief executive officer, president and other executive officers. As a Nasdaq-listed company, we are subject to Nasdaq listing standards that, in general, require stockholder approval of equity-based plans.
Severance and Change in Control Payments
Our Board of Directors believes that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time. Our Board also believes it prudent that we should disentangle ourselves from employees whose employment terminates as soon as practicable. Our historical practice for U.S. employees has been to make the termination of an employee effective immediately upon the communication of the termination rather than at the expiration of any required advance notice period. In such situations, we have continued to pay, on a post-termination basis, base salary compensation to the terminated employee under his or her employment agreement, if any, for the specified advance notice period. For our former Canadian employees, we typically made the termination effective at the expiration of the required advance notice period as required under Canadian law.
Our employment agreement with Mr. Silverman, which was terminated on July 18, 2008, contained termination provisions that were more complex than that in place for our other executive officers. The compensation due Mr. Silverman in the event of the termination of his employment agreement varied depending on the nature of the termination and, depending on the type and timing of the termination, provided for substantial compensation payments to Mr. Silverman. Mr. Silverman’s employment agreement also provided for substantial payments to him in the event we underwent a change in control. Our Board of Directors believes that these termination and change-in-control provisions, which were substantially the same as the corresponding provisions of Mr. Silverman’s prior employment agreement with Digital Angel, were necessary and appropriate to induce Mr. Silverman to accept the position as our chief executive officer, as more fully discussed above. On July 18, 2008, we did undergo a change in control. For information regarding the termination and change in control payments made to Mr. Silverman upon the consummation of the Xmark Transaction and provisions currently in effect pursuant to our letter agreement dated December 31, 2008, see “Potential Payments Upon Termination or Change in Control — Scott R. Silverman.”
On March 2, 2007, our compensation committee approved an Executive Management Change in Control Plan, which governed the payments due to Messrs. Gunther and Caragol in the event of a change in control. On the same date, we amended our employment agreement with Mr. Gunther to outline the compensation due to Mr. Gunther in the event of his termination by Xmark Corporation for any reason other than for cause. We did undergo a change in control in connection with the Xmark Transaction. For information regarding the termination and change in control payments Mr. Gunther received upon the consummation of the Xmark Transaction, see “Potential Payments Upon Termination or Change in Control — Daniel A. Gunther.”
On May 15, 2008, we entered into a letter agreement with Mr. Caragol, which contained certain termination provisions in the event we terminate that letter agreement at any time. On December 31, 2008, we entered into a letter agreement with Mr. Caragol that terminated the May 15, 2008 letter agreement (with the exception of the waiver/release provisions of such letter), and provides that Mr. Caragol will serve as our acting chief financial officer effective January 1, 2009 through July 31, 2009 in exchange for 518,519 restricted shares of our common stock. For information regarding the termination provisions of Mr. Caragol’s letter agreement, see “Potential Payments Upon Termination or Change in Control — William J. Caragol.”

Other Benefits
We believe establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly-qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and accidental death and dismemberment insurance, in each case on the same basis as other employees. Mr. Silverman is provided with an individual term life insurance policy. We do not currently provide retirement benefits. Our former officers and employees in Canada had somewhat different employee benefit plans than those we offer domestically, typically based on certain legal requirements in Canada.
Perquisites
Our Board of Directors annually reviews the perquisites that members of senior management receive. With the exception of the perquisites received by Mr. Silverman, the cost to us of such perquisites is minimal. Under the terms of Mr. Silverman’s employment agreement with us, we were obligated to reimburse him for all reasonable travel, entertainment and other expenses incurred by him in connection with the performance of his duties and obligations under the agreement. In addition, consistent with his former employment agreement with Digital Angel, we were obligated to pay to Mr. Silverman $45,000 per year during the five-year term of his employment agreement, payable in two equal installments of $22,500 on each of January 15 and July 15, representing non-allocable expenses. Among the specific perquisites that Mr. Silverman was receiving at the time of his termination without cause in connection with the Xmark Transaction were:
•	an automobile allowance for two automobiles and other automobile expenses, including insurance, gasoline and maintenance costs;
•	tickets to sporting events used primarily for business entertainment purposes; and
•	a membership at a private club.
Pursuant to the terms of the letter agreement entered into with Mr. Silverman on December 31, 2008, Mr. Silverman is now entitled to the use of one car, leased by us, and other automobile expenses, including insurance, gasoline and maintenance costs.
We were also obligated to pay Mr. Caragol $10,000 per year, payable in two equal installments of $5,000 on each of January 15 and July 15, representing non-allocable expenses. Effective January 1, 2009, these payments ceased under the letter agreement we entered into with Mr. Caragol on December 31, 2008.
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

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2006, 2007 and 2008 by:
•	each person who served as our chief executive officer in 2008;
•	each person who served as our chief financial officer in 2008; and
•	one other individual who served as an executive officer during 2008 but was not serving in such capacity at the end of 2008, for whom disclosure is required under applicable rules of the Securities and Exchange Commission.
We refer to these officers collectively as our named executive officers.
Summary Compensation Table

										Non-Equity
						Stock		Option		Incentive Plan		All Other
Name and		Salary		Bonus		Awards		Awards		Compensation		Compensation		Total
Principal Position	Year	($)		($)		($)		($)		($) (1)		($)		($)
Scott R. Silverman (2) Executive Chairman of the Board of Directors	2008	254,101	(3)	1,200,000		2,351,339	(4)	—		—		5,497,592	(5)	9,303,032
	2007	420,000		—		2,097,899	(4)	—		800,000		104,980	(6)	3,422,879
	2006	400,323	(7)	900,000	(8)	154,762	(4)	—		—		3,403,016	(9)	4,858,101

William J. Caragol(10) Acting Chief Financial Officer	2008	216,206	(11)	—		157,500	(13)	—		—		1,276,400	(15)	1,650,106
	2007	174,808	(11)	25,000	(12)	119,562	(13)	92,692	(14)	450,000		15,251	(16)	877,313
	2006	51,923	(11)	—		—		62,034	(14)	75,000		66,029		254,986

Daniel A. Gunther (17) Former Chief Executive Officer and President of Xmark Corporation	2008	134,311	(18)	—		—		—		171,518		815,500	(20)	1,121,329
	2007	225,309	(18)	—		119,562	(19)	—		370,370	(21)	1,940	(22)	717,181
	2006	188,354	(18)	—		—		—		200,490	(21)	588		389,432

(1)	The amounts shown in this column were paid under the terms of our executive management incentive plan for fiscal year 2007, which were entered into with each of our named executive officers other than Daniel A. Gunther, for the achievement of specified performance objectives. Mr. Gunther’s senior management incentive compensation plan for fiscal year 2007, which sets forth performance objectives and related dollar amounts, contain the terms that govern his receipt of incentive compensation for fiscal year 2007. For a description of the material terms of each of these plans, see the discussion under “Our 2007 Senior Management Incentive Compensation Plans and Comparable Arrangements.”

(2)	Mr. Silverman became our chief executive officer as of December 5, 2006. The Company terminated him without cause on July 18, 2008, in connection with the Xmark Transaction. On November 12, 2008, in connection with the purchase by R & R Consulting Partners, LLC (an entity that is owned and controlled by Mr. Silverman) of 45.7% of the outstanding shares of our common stock from Digital Angel, Mr. Silverman again became the chairman of our Board of Directors. On December 31, 2008, we entered into a letter agreement with Mr. Silverman effective December 1, 2008, which provides that Mr. Silverman will serve as our executive chairman from December 1, 2008 through December 31, 2009.

(3)	Amount represents 2008 salary paid to Mr. Silverman until his termination on July 18, 2008.

(4)	Mr. Silverman received an award of 500,000 restricted shares of our common stock in December 2006 in connection with his appointment as our chief executive officer and 50,000 restricted shares of our common stock in January 2008. These shares vested on July 18, 2008. The dollar amount of this award reflected in the table represents the amount recognized in 2006, 2007, and 2008 for financial statement reporting purposes in accordance with FAS 123R without reduction for assumed forfeitures. The grant date fair value of the awards was $4,500,000 and $104,000 for the 500,000 and 50,000 shares, respectively, which amount has been determined in accordance with FAS 123R based on an estimated fair value of our common stock of $9.00 and $1.04 per share on December 31, 2006, as determined by our Board of Directors and management. The grant date fair value of each award was determined using the Black Scholes pricing model. The value realized from this grant will ultimately be determined by the price of our common stock when the restricted period ends, which may be less than the value assigned at the time of the grant. For more information regarding assumptions made in determining the amount under the Black Scholes pricing model, see Note 5 of our consolidated financial statements.

(5)	The amount shown includes (i) $300 in respect of group term life insurance provided to Mr. Silverman; (ii) a dividend of $1,162,500 paid to Mr. Silverman, which amount was not factored into the grant date fair value required to be reported for the stock award; (iii) $38,879 paid as vacation accrued in connection with Mr. Silverman’s termination; and (iv) $4,242,273 paid to Mr. Silverman under a separation agreement. See “Compensation of Scott R. Silverman” below for more information regarding the $4,242,273 payment. The amount shown also includes perquisites and other personal benefits aggregating $53,640, which were as follows:

Amount
of
Nature of Expense	Expense
Expense allowance	$45,000
Automobile allowance for two automobiles, maintenance and gasoline expenses	8,640

Total	$53,640

(6)	The amount shown includes (i) $300 in respect of group term life insurance provided to Mr. Silverman and (ii) amounts in respect of perquisites and other personal benefits aggregating $104,680. The perquisites and other personal benefits were as follows:

Amount
of
Nature of Expense	Expense
Expense allowance	$45,000
Automobile allowance for two automobiles, maintenance and gasoline expenses	33,266
* Other	26,414

Total	$104,680

*	Tickets to sporting events primarily provided for business entertainment purposes and related food and beverages, a club membership, home security monitoring service, and medical examinations.

(7)	Mr. Silverman’s salary for 2006 includes $377,799 paid by Digital Angel to Mr. Silverman from January 1, 2006 through December 4, 2006, during which time he served as the chief executive officer of Digital Angel. All such amounts were paid or accrued by Digital Angel and do not affect our financial statements.

(8)	In December 2006, Digital Angel’s Board of Directors determined to fix the amount payable to Mr. Silverman under the Digital Angel 2006 incentive and recognition policy in order to resolve and clarify outstanding compensation issues under the policy, given the wide range of potential payments under the policy and the timing of our initial public offering and how that would affect such range. Accordingly, Digital Angel fixed Mr. Silverman’s bonus for 2006 at $900,000. The amount is shown in the “Bonus” column instead of the “Non-Equity Incentive Compensation Plan” column as the amount paid was not determined solely by reference to the performance objectives set forth in the policy. All such amounts were paid or accrued by Digital Angel and do not affect our financial statements.

(9)	The amount shown includes (i) $3.3 million owed to Mr. Silverman under an agreement Digital Angel entered into with Mr. Silverman dated December 5, 2006 in connection with his agreeing to waive all of his rights under his employment agreement with Digital Angel (the majority of this amount was settled in the stock of Digital Angel, the value of which may be less when realized), (ii) amounts in respect of perquisites and other personal benefits aggregating $102,716 provided by Digital Angel, and (iii) $300 in respect of group term life insurance provided to Mr. Silverman. See “Compensation of Scott R. Silverman” below for more information regarding the $3.3 million payment. All such amounts were paid or accrued by Digital Angel and do not affect our financial statements.

(10)	Mr. Caragol became our chief financial officer as of August 21, 2006 and our president as of May 4, 2007. Effective January 1, 2009, Mr. Caragol became our acting chief financial officer.

(11)	Mr. Caragol’s annual base salary in 2006, as specified in his offer letter with us, was $150,000. On March 2, 2007, our compensation committee approved an increase to Mr. Caragol’s base salary to $165,000. Then, on May 4, 2007, in connection with our Board’s decision to appoint Mr. Caragol to serve as our president, our compensation committee approved an increase in Mr. Caragol’s base salary to $185,000. In 2008, our compensation committee approved a further increase in Mr. Caragol’s base salary to $203,500. Included in 2008 was vacation paid in connection with the letter agreement dated December 31, 2008 which terminated the May 15, 2008 letter agreement.

(12)	On March 2, 2007, our compensation committee approved a discretionary bonus to Mr. Caragol in the amount of $25,000.

(13)	On March 2, 2007, Mr. Caragol and Mr. Gunther each received a restricted stock award of 50,000 restricted shares of our common stock. On April 28, 2008, Mr. Gunther voluntarily entered into a termination agreement with us to terminate his restricted stock award of 50,000 restricted shares of our common stock. Mr. Caragol’s award vested on July 18, 2008. The dollar amount of each award reflected in the table represents the amount recognized in 2008 and 2007 for financial statement reporting purposes in accordance with FAS 123R without reduction for assumed forfeitures. The grant date fair value of each award, determined using the Black Scholes pricing model, is reflected in the Grants of Plan-Based Awards table below. For information regarding assumptions made in determining the amount under the Black Scholes pricing model, see Note 5 of our consolidated financial statements.

(14)	In connection with Mr. Caragol’s appointment as our chief financial officer, on August 14, 2006, the compensation committee of our Board of Directors authorized the grant to Mr. Caragol of options exercisable for 50,000 shares of our common stock. The options were scheduled to vest equally over a three-year period. The dollar amount of this award reflected in the table represents the amount recognized in 2006 and 2007 for financial statement reporting purposes in accordance with FAS 123R, without reduction for assumed forfeitures, determined by reference to that portion of the vesting period that occurred in 2006 and 2007 based on the grant date fair value of the award. The grant date fair value of the award was $278,581, which was determined using the Black Scholes pricing model. For information regarding assumptions made in determining the amount under the Black Scholes pricing model, see Note 5 of our consolidated financial statements for the year ended December 31, 2008, included in this Annual Report on Form 10-K.

(15)	The amount represents payments made to to Mr. Caragol (i) related to a change in control payment received in connection with the Xmark Transaction in the amount of $1,141,400; and (ii) a dividend payment in the amount of $135,000, which amount was not factored into the grant date fair value, as the Company had no plans, nor did it expect, to issue dividend distributions at that time.

(16)	The amount represents an expense allowance received by Mr. Caragol for 2007 in the amount of $10,000 and tickets to sporting events primarily provided for business entertainment purposes and related food and beverages.

(17)	Mr. Gunther served as our president from June 10, 2005 through March 2, 2007. On March 2, 2007, Mr. Gunther resigned his duties as our president and assumed the title and responsibilities of chief executive officer and president of VeriChip Canada and VHI, which companies were amalgamated and are now known as Xmark Corporation. In connection with the Xmark Transaction, The Stanley Works assumed Mr. Gunther’s employment agreement, as amended. As a result, the Company’s employment of Mr. Gunther terminated on July 18, 2008.

(18)	Mr. Gunther’s annual base salary was paid in Canadian dollars. The 2006 base salary reported has been converted to U.S. dollars using the average exchange rate for 2006 of 1.136 Canadian dollars for each U.S. dollar. The 2007 base salary reported has been converted to U.S. dollars using the average exchange rate for 2007 of 1.08 Canadian dollars for each U.S. dollar. The 2008 base salary reported has been converted to U.S. dollars using the average exchange rate for 2008 of 1.01 for each U.S. dollar.

(19)	The amount reported in the table has been converted to U.S. dollars using the average exchange rate for 2006, 2007 and 2008 of 1.136, 1.08 and 1.01, respectively, Canadian dollars for each U.S. dollar.

(20)	Represents amount paid to Mr. Gunther in satisfaction of any amounts due to Mr. Gunther under both the February 11, 2008 Letter Agreement and the Executive Management Change in Control Plan in connection with the Xmark Transaction, as well as the cost of group term life insurance we maintained on behalf of Mr. Gunther.

(21)	The amount reported in the table has been converted to U.S. dollars using the average exchange rate for 2006, 2007 and 2008 of 1.136, 1.08 and 1.01, respectively, Canadian dollars for each U.S. dollar.

(22)	This amount represents the cost of group term life insurance we maintained on behalf of Mr. Gunther and home internet service.
2008 Grants of Plan-Based Awards
Set forth in the table below is information regarding stock awards granted by the compensation committee of our Board of Directors to our named executive officers in 2008, reflected on an individual grant basis.
These represent all of the grants of awards by us to our named executive officers under any plan during or with respect to 2008.

2008 Grants of Plan-Based Awards

		All Other		All Other
		Stock		Option
		Awards:		Awards:
		Number of		Number of	Exercise or	Grant Date
		Shares of		Securities	Base Price of	Fair Value of
		Stock or		Underlying	Option	Stock and
		Units		Options	Awards	Option
Name	Grant Date	(#)		(#)	($/Sh)	Awards(1)
Scott R. Silverman	1/24/2008	50,000	(2)	—	—	$104,000

William J. Caragol	1/24/2008	50,000	(2)	—	—	$104,000

Daniel A. Gunther	1/24/2008	50,000	(3)	—	—	$104,000

(1)	The grant date fair value of the equity award was determined under the Black Scholes pricing model in accordance with FAS 123R. For information regarding assumptions made in determining the amount under the Black Scholes pricing model, see Note 5 to our consolidated financial statements for the year ended December 31, 2008, included in this Annual Report on Form 10-K.

(2)	The restricted stock vested on July 18, 2008 upon the closing of the Xmark Transaction.

(3)	On April 28, 2008, Mr. Gunther voluntarily entered into a termination agreement with us to terminate his restricted stock award of 50,000 restricted shares of our common stock.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Executive Employment Arrangements
Scott R. Silverman
Scott R. Silverman was appointed as our chief executive officer effective December 5, 2006 and entered into an employment and non-compete agreement with us dated December 5, 2006. The employment agreement provided for an initial base salary of $420,000 per year, with the base salary being subject to an annual increase of no less than 10% in each of the second and third years of the term of the agreement. The term of the agreement was five years from the effective date. However, the agreement was terminated on July 18, 2008 when we terminated Mr. Silverman without cause in connection with the Xmark Transaction. Under his employment agreement, Mr. Silverman was entitled to all benefits for which our salaried employees are generally eligible under either compensation or employee benefit plans and programs, on the same basis as our similarly situated executive employees. During his employment, Mr. Silverman participated in our then 401(k) plan and Company-paid health insurance. He was reimbursed for reasonable business expenses and was provided the use of automobiles leased by us. In addition, annual dues relating to Mr. Silverman’s membership at a private club were paid for by us. The membership dues at the private club were approximately $3,198 per year. He also received a Company-paid $2,000,000 executive term life policy, under which we were the beneficiary of $1,750,000. In addition, we were obligated to pay to Mr. Silverman $45,000 per year during the term of the agreement, payable in two equal installments of $22,500 on or before January 15 and July 15, representing non-allocable expenses that were deemed to be additional compensation to Mr. Silverman.
The employment agreement specified that Mr. Silverman was eligible to receive incentive bonus compensation for each calendar year during the term of the agreement in an amount to be reasonably determined by our Board of Directors. Our Board had to consider bonuses paid by similarly situated employers to similarly situated employees in making its determination. On April 2, 2007, our compensation committee approved an executive management incentive compensation plan for fiscal year 2007 for Mr. Silverman. Under the plan, Mr. Silverman was able to earn up to $1,550,000 and earned $800,000. The employment agreement contemplated similar plans for each year of its term.

Under the employment agreement, Mr. Silverman received 500,000 shares of restricted common stock. The shares were subject to substantial risk of forfeiture in the event that Mr. Silverman resigned or we terminated his employment for cause on or before December 31, 2008. Since we terminated Mr. Silverman without cause in connection with the Xmark Transaction, this forfeiture restriction lifted on July 18, 2008.
Under the separation agreement between Mr. Silverman and us, dated May 15, 2008, Mr. Silverman was prohibited, for a period of two years from the closing of the Xmark Transaction (in other words, through July 18, 2010), from competing with us or any of our affiliates by directly or indirectly engaging in our business within the radio-frequency identification technology market space or by engaging in any business comparable to ours or to that of our affiliates at any location at which we or our affiliates conduct business or provide any services. However, if (1) our VeriMed Health Link business was not sold or transferred to a third party, or (2) our VeriMed Health Link business was sold or transferred to Mr. Silverman or one of his affiliates, Mr. Silverman would not be subject to the portion of this restriction that applies to our VeriMed Health Link business; but, in either such event, he would remain subject to all portions of the restriction that do not apply to our VeriMed Health Link business. The separation agreement also included a provision relating to non-disclosure of proprietary information.
On December 31, 2008, we and Mr. Silverman entered into a letter agreement pursuant to which, effective December 1, 2008 through December 31, 2009, he serves as our executive chairman, unless the term is amended or the letter agreement is terminated. Mr. Silverman will receive 601,852 Shares on the later to occur of (i) stockholder approval of our Amended and Restated 2007 Stock Incentive Plan (the “Amended Plan”) or (ii) the filing of the Form S-8, as amended, to reflect the Amended Plan (hereinafter, the “Grant Date”). If Mr. Silverman remains involved in our day-to-day management (as determined by our board of directors), the shares will vest upon the earlier to occur of (i) January 1, 2010 or (ii) a Change in Control. The shares are subject to forfeiture in the event that Mr. Silverman fails to remain involved in our day-to-day management (as determined by our board of directors) until the earlier to occur of (i) January 1, 2010 or (ii) a Change in Control.
In the event of a Change in Control during 2009, if Mr. Silverman (i) becomes or remains a director of the acquiring company, or in the case of a merger, the surviving entity, and (ii) does not voluntarily resign as a director for 12 months from the closing of the Change in Control transaction, Mr. Silverman will receive $25,000 per month for a period of not less than 12 months from the closing of the Change in Control transaction.
The term Change in Control is defined below under the heading, “Potential Payments Upon Termination or Change in Control — Scott R. Silverman”.
Mr. Silverman is entitled to the use of one car through December 31, 2009 and will no longer be entitled to receive any form of bonus or incentive compensation for services rendered to us during fiscal years ended December 31, 2008 and 2009. The letter agreement also provides for the termination of the separation agreement, dated May 15, 2008, as amended, between us and Mr. Silverman, provided that sections I.B.(regarding the transaction bonus payment for the Xmark Transaction), I.E. (regarding discharge of our obligations to Mr. Silverman), II.B. (regarding cooperation by Mr. Silverman in connection with business matters) and II.C. (regarding Mr. Silverman’s waiver and release of certain rights, claims and actions) of the separation agreement will survive.
For a more detailed description of the termination and change in control provisions of this letter agreement, see “Potential Payments Upon Termination or Change in Control — Scott R. Silverman” below.
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

The offer letter includes provisions relating to ownership of proprietary information, disclosure and ownership of inventions and non-solicitation of customers. Mr. Caragol has agreed that, while our employee and for the one-year period following the end of his employment, he will not, directly or indirectly, attempt to solicit or in any other way disturb or service any person, firm or corporation that has been a customer, employee or vendor of ours, or that of our current or future affiliates, at any time within one year prior to the end of his employment. On April 2, 2007, our compensation committee approved an executive management incentive compensation plan for fiscal year 2007 for Mr. Caragol. Under the plan, Mr. Caragol was able to earn up to $875,000 and earned $450,000.
In connection with the Xmark Transaction, on May 15, 2008, we entered into a letter agreement with Mr. Caragol, which affirmed that we desired to retain Mr. Caragol as our president and chief financial officer following the closing of the Xmark Transaction, confirmed that Mr. Caragol’s base salary would remain at $203,500 per year, and outlined the bonus compensation for which Mr. Caragol would be eligible.
On December 31, 2008, we and Mr. Caragol entered into a letter agreement pursuant to which, effective January 1, 2009, Mr. Caragol serves as our acting chief financial officer. Unless the term is amended or the letter agreement is terminated, the letter agreement is in effect until July 31, 2009. Mr. Caragol ceased receiving salary and health benefits on January 1, 2009.
Compensation due to Mr. Caragol under the letter agreement is in the form of shares of restricted common stock in the amount of 518,519. The grant of the shares will take place on the Grant Date. The shares will vest according to the following schedule: (i) 20% shall vest on the Grant Date; (ii) 40% shall vest on April 1, 2009; and (iii) 40% shall vest on July 31, 2009. However, in the event of a Change in Control and if Mr. Caragol is terminated without cause (as defined below), the shares will immediately vest. The shares are subject to forfeiture in the event Mr. Caragol is terminated for cause, which is defined as (i) Mr. Caragol’s conviction of a felony; (ii) Mr. Caragol’s being prevented from providing services to us under the letter agreement as a result of Mr. Caragol’s violation of any law, regulation and/or rule; or (iii) Mr. Caragol’s non-performance or non-observance in any material respect of any requirement with respect to Mr. Caragol’s obligations under the letter agreement.
The term Change in Control is defined below under the heading, “Potential Payments Upon Termination or Change in Control — William J. Caragol”.
The letter agreement also provides for the termination of all compensation-related plans currently in place between Mr. Caragol and us, including the letter agreement, dated May 15, 2008, between Mr. Caragol and us, provided that the waiver/release provisions of such letter will survive.
For a description of the termination and change in control provisions of Mr. Caragol’s letter agreement, see “Potential Payments Upon Termination or Change in Control — William J. Caragol” below.
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

The employment agreement included provisions relating to ownership of proprietary information, disclosure and ownership of inventions and non-solicitation of customers. In the last regard, Mr. Gunther agreed that, while our employee and for the one-year period following the end of his employment, he would not, directly or indirectly, attempt to solicit or in any other way disturb or service any person, firm or corporation that has been a customer, employee or vendor of the Company, or that of its current or future affiliates, at any time within one year prior to the end of his employment by us.
In connection with the Xmark Transaction, The Stanley Works assumed Mr. Gunther’s employment agreement, as amended. As a result, our employment of Mr. Gunther terminated on July 18, 2008.
Outstanding Equity Awards as Of December 31, 2008
The following table provides information as of December 31, 2008 regarding unexercised stock options outstanding held by Messrs. Caragol and Gunther. Mr. Silverman did not have any equity awards outstanding as of December 31, 2008.
Outstanding Equity Awards as Of December 31, 2008

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market
			Equity					Number	or Payout
			Incentive					of	Value of
			Plan			Number		Unearned	Unearned
			Awards:			of Shares	Market	Shares,	Shares,
	Number of		Number of			or Units	Value of	Units or	Units or
	Securities	Number of	Securities			of Stock	Shares or	Other	Other
	Underlying	Securities	Underlying			That	Units of	Rights	Rights
	Unexercised	Underlying	Unexercised	Option		Have	Stock That	That	That
	Options	Unexercised	Unearned	Exercise	Option	Not	Have Not	Have Not	Have Not
	(#)	Options(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable(1)	Unexercisable	(#)	($)(2)	Date	(#)	($)	(#)	($)

Daniel A. Gunther	55,556	—	—	$7.425	8/11/2013	—	—	—	—

William J. Caragol	50,000	—	—	$9.990	8/21/2016	—	—	—	—

(1)	On July 18, 2008, all stock option awards and restricted stock awards that had previously been granted under our 2002 Flexible Stock Plan, our 2005 Flexible Stock Plan, and our 2007 Stock Incentive Plan vested upon the closing of Xmark Transaction.

(2)	The exercise price of VeriChip stock options reflected in the table represents the estimated fair market value of our common stock on the date of grant, as determined by our management and Board of Directors.

2008 Option Exercises and Stock Vested
The following table provides information on stock options exercised and restricted stock vested during our last completed fiscal year.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Scott R. Silverman	—	—	550,000	$924,000
	111,111	$163,889	—	—
	100,000	$147,500	—	—

William J. Caragol	—	—	100,000	$168,000

Daniel A. Gunther	—	—	—	—

(1)	Represents the aggregate dollar amount realized by determining the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(2)	Represents the aggregate dollar amount realized upon vesting by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date of July 18, 2008, or $1.68.
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
Potential Payments Upon Termination or Change in Control
Scott R. Silverman
Mr. Silverman was terminated without cause on July 18, 2008, the day on which the Xmark Transaction closed. Under the separation agreement between Mr. Silverman and us, dated May 15, 2008, we paid him a separation payment in the amount of approximately $3.2 million and incentive compensation in the amount of approximately $1.0 million, less all deductions and withholdings, in full and final satisfaction of the amounts due to Mr. Silverman pursuant to the terms of his employment agreement.
On December 31, 2008, we and Mr. Silverman entered into a letter agreement pursuant to which, effective December 1, 2008 through December 31, 2009, he serves as our executive chairman, unless the term is amended or the letter agreement is terminated. Pursuant to the letter agreement, if a Change in Control (as defined below) had been effective as of December 31, 2008, Mr. Silverman would have received no cash benefit and his 601,852 restricted shares of our common stock would have vested assuming the restricted shares had been issued. In the event Mr. Silverman’s employment with us was terminated (with or without cause) as of December 31, 2008, he would not be entitled to any cash payment and if the 601,852 restricted shares of our common stock were not yet vested, they would be forfeited.

If a Change in Control occurs during 2009, and if Mr. Silverman (i) becomes or remains a director of the acquiring company, or in the case of a merger, the surviving entity, and (ii) does not voluntarily resign as a director for 12 months from the closing of the Change in Control transaction, Mr. Silverman will receive $25,000 per month for a period of not less than 12 months from the closing of the Change in Control transaction, for a total of $300,000. In addition, upon the Change in Control, the 601,852 restricted shares of our common stock Mr. Silverman is eligible to receive in connection with the execution of the letter agreement will vest provided that Mr. Silverman is involved in the day-to-day management of the Company and assuming the restricted shares will be issued. In the event Mr. Silverman’s employment with us is terminated (with or without cause)in 2009, he would not be entitled to any cash payment and if the 601,852 restricted shares of our common stock were not yet vested, they would be forfeited.
Change in Control means the happening of any of the following:
(i) the consummation of any transaction (including, without limitation, any merger or consolidation) the result of which is that any “person” as such term is used in Section 13(d) and 14(d) of the Exchange Act (other than any trustee or other fiduciary holding securities under any employee benefit plan of ours, or any company owned, directly or indirectly, by our shareholders in substantially the same proportions as their ownership of our stock), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing more than 50% of the combined voting power of our then outstanding securities entitled generally to vote in the election of the Board (other than the occurrence of any contingency);
(ii) our stockholders approve a merger or consolidation of us with any other corporation or entity, which is consummated, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of our voting securities or such surviving entity outstanding immediately after such merger or consolidation; or
(iii) the effective date of a complete liquidation of us or the consummation of an agreement for the sale or disposition by us of all or substantially all of our assets, which in both cases are approved by our stockholders as may be required by law.
William J. Caragol
On December 31, 2008, we and Mr. Caragol entered into a letter agreement pursuant to which, effective January 1, 2009, Mr. Caragol serves as our acting chief financial officer. Unless the term is amended or the letter agreement is terminated, the letter agreement is in effect until July 31, 2009. Mr. Caragol ceased receiving salary and health benefits on January 1, 2009.
Pursuant to the letter agreement, if a Change in Control had become effective on December 31, 2008 and if Mr. Caragol had been terminated without cause on December 31, 2008, the 518,519 restricted shares of our common stock would have vested immediately, assuming the restricted stock had been issued. If Mr. Caragol had been terminated for cause on December 31, 2008, the shares would have been forfeited. No other payments would be due under the letter agreement to Mr. Caragol in the event of a Change in Control or termination (with or without cause).
The term “Change in Control” has the same meaning as provided above under the description of Mr. Silverman’s potential termination and Change in Control payments. The term “cause” is defined above under the heading, “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table — Executive Employment Arrangements — William J. Caragol.”

Daniel A. Gunther
In connection with the Xmark Transaction, The Stanley Works assumed Mr. Gunther’s employment agreement, as amended. As a result, our employment of Mr. Gunther terminated on July 18, 2008. Alongside the termination of his employment and in accordance with the letter agreement and release between Mr. Gunther and us, dated July 17, 2008, we paid Mr. Gunther US$815,000 in full and final satisfaction of any and all amounts due to Mr. Gunther under both the February 11, 2008 Letter Agreement and the Executive Management Change in Control Plan.
Director Compensation
The following table provides compensation information for persons serving as members of our Board of Directors during 2008.
2008 Director Compensation

					Change in
					Pension Value
	Fees				and
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)(1)	($) (1)	($)	Earnings	($)	($)
Jeffrey S. Cobb(2)	60,000	208,000	50,676			135,000	110,676

Barry M. Edelstein (3)	65,000	208,000	20,883			135,000	85,883

Steven R. Foland(4)	57,500	121,500	—			67,500	57,500

Paul C. Green(5)	61,000	208,000	153,297			135,000	214,297

Joseph J. Grillo(6)	—		—				—

Michael E. Krawitz (7)	7,500		—			145,000	152,500

Daniel E. Penni(8)	5,000		55,187				60,187

Constance K. Weaver(9)	5,000		55,187				60,187

(1)	The dollar amount of this award reflected in the table represents the amount recognized in 2008 for financial statement reporting purposes in accordance with FAS 123R. For information regarding assumptions made in determining the amount under the Black Scholes pricing model, see Note 5 of our consolidated financial statements for the year ended December 31, 2008, included in this Annual Report on Form 10-K.

(2)	As of December 31, 2008, Mr. Cobb held options to purchase 25,000 shares of our common stock. Mr. Cobb was awarded 100,000 shares of restricted stock on January 24, 2008, which vested on July 18, 2008. On August 28, 2008, Mr. Cobb received a dividend of $135,000.

(3)	As of December 31, 2008, Mr. Edelstein held options to purchase 25,000 shares of our common stock. Mr. Edelstein was awarded 100,000 shares of restricted stock on January 24, 2008, which vested on July 18, 2008. On August 28, 2008, Mr. Edelstein received a dividend of $135,000.

(4)	As of December 31, 2008, Mr. Foland held no options to purchase shares of our common stock. Mr. Foland was awarded 50,000 shares of restricted stock on February 21, 2008, which vested on July 18, 2008. On August 28, 2008, Mr. Edelstein received a dividend of $67,500.

(5)	As of December 31, 2008, Mr. Green held options to purchase 69,444 shares of our common stock. On November 13, 2008, Mr. Green resigned from our board of directors. Mr. Green was awarded 100,000 shares of restricted stock on January 24, 2008, which vested on July 18, 2008. On August 28, 2008, Mr. Green received a dividend of $135,000.

(6)	As of December 31, 2008, Mr. Grillo held no options to purchase shares of our common stock. Mr. Grillo resigned from our board of directors effective July 18, 2008.

(7)	As of December 31, 2008, Mr. Krawitz held no options to purchase shares of our common stock. From January to October 2008, Mr. Krawitz received $70,000 in consulting fees. On August 28, 2008, Mr. Green received a dividend of $75,000.

(8)	As of December 31, 2008, Mr. Penni held options to purchase 25,000 shares of our common stock. On January 11, 2008, Mr. Penni resigned from our board of directors.

(9)	As of December 31, 2008, Ms. Weaver held options to purchase 69,444 shares of our common stock. On January 11, 2008, Ms. Weaver resigned from our board of directors.
Our Board of Directors approved that each of our non-employee directors would receive cash compensation for his or her service as a director, effective upon our becoming a public company in February 2007, as follows:
•	a quarterly fee of $5,000; and
•	an additional quarterly fee of $1,000 to the chairperson of our audit committee.
On February 21, 2008, our Board of Directors increased non-employee director compensation from $5,000 to $7,500 per quarter. A non-employee director serving as chairman of a committee will receive an additional $2,500 per quarter. Our non-employee directors will also continue to be reimbursed for out-of-pocket expenses incurred in attending Board and board committee meetings. In 2009, directors may elect to receive their fees in the form of restricted stock.
On December 31, 2008, our board of directors approved a grant of 100,000 shares of restricted stock to each of Messrs. Cobb, Edelstein, Foland and Krawitz when we file a Form S-8 registering the Amended Plan. If granted, the shares will vest on the earlier to occur of January 1, 2010 or a Change in Control (as defined in the Amended Plan).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See Part II, Item 5, under the heading, “Equity Compensation Plan Information” for information on compensation plans under which our equity securities are authorized for issuance.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of February 5, 2009, by:
•	each of our directors;

•	each of our named executive officers;

•	all of our executive officers and directors as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 5, 2009 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 11,730,209 shares of our common stock outstanding as of February 5, 2009. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o VeriChip Corporation, 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445.

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned(#)	Shares(%)
Five percent stockholders:
Scott R. Silverman(1)	6,221,667	53.0%
Austin W. Marxe (2)
527 Madison Avenue, Suite 2600
New York, New York 10022	1,034,099	8.8%
David M. Greenhouse (2)
527 Madison Avenue, Suite 2600
New York, New York 10022	1,034,099	8.8%

Named Executive Officers and Directors:
Scott R. Silverman (1)	6,221,667	53.0%
William J. Caragol (3)	153,000	1.3%
Jeffrey S. Cobb (4)	125,000	1.1%
Barry M. Edelstein (5)	125,000	1.1%
Steven R. Foland (6)	55,600	*
Daniel A. Gunther(7)	55,556	*
Michael E. Krawitz	—	*
Executive Officers and Directors as a group (6 persons) (8)	6,680,267	56.5%

*	Less than 1%

(1)	5,355,556 shares of our common stock are owned by R & R Consulting Partners, LLC. Mr. Silverman is the managing member of R & R Consulting Partners, LLC. The parties share voting and investment control over the 5,355,556 shares of our common stock. The number reflected in the table also includes 866,111 shares of our common stock, which Mr. Silverman holds in his personal capacity.

(2)	Austin W. Marxe and David M. Greenhouse share voting and investment control over all securities owned by Special Situations Technology Fund, L.P. (“Tech”), Special Situations Technology Fund II, L.P. (“Tech II”), Special Situations Fund III L.P. (“Fund III”), and Special Situations Fund III QP, L.P. (“QP”). 64,179 shares of our common stock are owned by Tech, 392,398 shares of our common stock are owned by Tech II, 15,000 shares of our common stock are owned by Fund III, and 562,522 shares of our common stock are owned by QP. The interest of Messrs. Marxe and Greenhouse in the shares of our common stock owned by Tech, Tech II, Fund III and QP is limited to the extent of their pecuniary interest. The information included in the table is based solely on the Schedule 13G/A filed jointly with the SEC on February 13, 2008 by Messrs. Marxe and Greenhouse.

(3)	Includes 103,000 shares of our common stock and 50,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of February 5, 2009.

(4)	Includes 100,000 shares of our common stock and 25,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of February 5, 2009.

(5)	Includes 100,000 shares of our common stock and 25,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of February 5, 2009.

(6)	Includes 55,600 shares of our common stock.

(7)	Includes 55,556 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of February 5, 2009.

(8)	Includes shares of our common stock beneficially owned by current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of February 5, 2009, in each case as set forth in the footnotes to this table.
All stock option awards and restricted stock awards that had previously been granted under our 2002 Flexible Stock Plan, our 2005 Flexible Stock Plan, and our 2007 Stock Incentive Plan vested upon the closing of Xmark Transaction. As no stock option awards or restricted stock awards have been granted to our named executive officers or directors since that closing, all such stock option awards are currently exercisable, and all restrictions applicable to such restricted stock awards have lapsed.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Since the beginning of our fiscal year 2007, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.
Director and Officer Roles and Relationships with Digital Angel and Its Other Affiliates
Several of our current and former directors and executive officers have served as directors and officers of Digital Angel, which held 45.7% of our stock at the time it sold such stock to R & R Consulting Partners, LLC (an entity owned and controlled by Mr. Silverman) on November 12, 2008, and its other affiliates. By virtue of the relationships described below, certain of our current and former directors and executive officers may face situations in which there are actual or apparent conflicts of interest that could interfere, or appear to interfere, with their ability to act in a manner that is in our best business interests.

At the Board level:
•	Our executive chairman, Scott R. Silverman, served on the Board of Directors of Digital Angel from March 2002 until July 2007, and, from March 2003 until the end of his term of service, in the capacity of chairman.
•	Mr. Silverman served on the Board of Directors of Destron Fearing from July 2003 until December 2007 and, from February 2004 until the end of his term of service, in the capacity of chairman.
•	Mr. Silverman currently serves as chairman of the Board of Directors of IFTH, in which Digital Angel held a 49.9% ownership interest until August 1, 2008 and is a manager of Blue Moon, which holds 2,570,000 shares of IFTH common stock.
•	Mr. Silverman is the managing member of R & R Consulting Partners, LLC, which holds 5,355,556 shares of our common stock.
•	Barry M. Edelstein served as interim chief executive officer and president of Destron Fearing from August 2007 through December 2007, as well as a member of the Board of Directors of Destron Fearing from June 2005 until January 2008.
•	Jeffrey S. Cobb serves as a member of our compensation, audit, and nominating and governance committees and served as a member of the compensation, audit, and nominating committees of IFTH until his resignation on July 22, 2008.
•	In 2008 Michael E. Krawitz provided legal services to us on a consulting basis in 2008 and received approximately $70,000 in fees. Mr. Krawitz currently serves on the Board of Directors of IFTH. Mr. Krawitz served as the chief executive officer and president of Digital Angel from September 2006 to December 2007. Prior to that, during his time at Digital Angel, he served as assistant vice president and general counsel beginning in April 1999, and was appointed vice president and assistant secretary in December 1999, senior vice president in December 2000, secretary in March 2003, executive vice president in April 2003 and chief privacy officer in November 2004.
At the officer level:
•	Mr. Silverman served as president of Digital Angel from March 2002 to March 2003, acting president of Digital Angel from April 2005 to December 2006, and as the chief executive officer of Digital Angel from March 2003 to December 2006, until he assumed the position of our chief executive officer on December 5, 2006.
•	Mr. Silverman also served as the chief executive officer of Thermo Life, a subsidiary of Digital Angel.
•	William J. Caragol, our acting chief financial officer, currently serves as chief executive officer, president, acting chief financial officer and director of IFTH and is a manager of Blue Moon, which holds 2,570,000 shares of IFTH common stock.
In their various capacities with Digital Angel and its other affiliates, Messrs. Silverman, Edelstein, Cobb and Krawitz have been granted stock option awards by Digital Angel and, in certain cases, one or more of such other affiliates. Messrs. Silverman, Caragol and Krawitz have been granted equity awards by IFTH.

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
The services provided by Digital Angel under the amended and restated transition services agreement were the same as those provided under the initial agreement. In connection with the December 21, 2006 amendment, the estimated monthly charge for the fixed costs allocable to these services was increased to approximately $72,000 per month, primarily as a result of an increased allocation for office space. Effective April 1, 2007, the estimated monthly charge for the fixed costs allocable to these services was reduced to $40,000 per month, primarily as a result of a reduction in allocable accounting fees and accounting and legal services. Effective January 1, 2008, the monthly cost was further reduced to $10,000 per month.
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
The cost of these services to us was $0.5 million, $0.8 million and $0.5 million in the years ended December 31, 2007, 2006 and 2005, respectively. The cost of these services to us during 2008 was $0.1 million.
On August 20, 2008, Digital Angel and the Company agreed to terminate the amended and restated transition services agreement, with such termination being effective as of September 30, 2008.
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

On December 20, 2007, we entered into a letter agreement with Digital Angel, or the December 2007 Letter Agreement, which was amended on February 29, 2008, whereby we were required to pay $0.5 million to Digital Angel by December 21, 2007. In addition, we could prepay the outstanding principal amount before October 30, 2008 by providing Digital Angel with $10 million, plus (i) any accrued and unpaid interest between October 1, 2007 and the date of such prepayment, less (ii) the $0.5 million payment and any other principal payments made to reduce the outstanding principal amount between the date of the December 2007 Letter Agreement and the date of such prepayment. We were also required to register for resale all shares of our common stock that Digital Angel owned with the SEC and all applicable states within 120 days following the prepayment of outstanding principal amount. If prepayment of the outstanding principal amount was not made by 5:00 p.m. on October 30, 2008, the December 2007 Letter Agreement would expire.
On July 18, 2008, we used a portion of the proceeds of the Xmark Transaction to satisfy all of our outstanding obligations under the Digital Angel Loan.
Valens Financing
On February 29, 2008, we obtained financing in the form of a $8.0 million secured term note, or the Valens Note, with Valens Offshore SPV II, Corp., or the Lender. The Lender is an affiliate of Kallina Corporation and Laurus Master Fund, Ltd., which are Digital Angel’s lenders. The Note accrued interest at a rate of 12% per annum and had a maturity date of March 31, 2009. The terms of the Valens Note allowed for optional redemption by paying 100% of the principal amount, plus any amounts then owing under the Valens Note, plus $120,000, if such amounts were paid prior to the six-month anniversary of February 29, 2008, or $240,000, if such amounts were paid on or after the six-month anniversary of February 29, 2008. Pursuant to the corresponding securities purchase agreement among , we issued to the Lender 120,000 shares of our common stock.
On July 18, 2008, we used a portion of the proceeds of the Xmark Transaction to repay all of our outstanding obligations under the Valens Note.
February 2008 Letter Agreement with Digital Angel
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
As consideration for providing financing to us, which in turn enabled us to make the $5.3 million prepayment to Digital Angel, Digital Angel issued to the Lender 230,000 shares of Digital Angel common stock. On July 18, 2008, we used a portion of the proceeds of the Xmark Transaction to repay all of our outstanding obligations under the Digital Angel Loan.

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
The tax allocation agreement was terminated on November 12, 2008 , in connection with our purchase of certain intellectual property from Digital Angel. For additional information regarding this purchase, see “Asset Purchase Agreement with Digital Angel” below.
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
The supply and development agreement was terminated on November 12, 2008, in connection with our purchase of certain intellectual property from Digital Angel, except that product warranties continue to apply to products sold to the Company under that agreement subject to certain limitations, and the indemnification provisions survive through March 4, 2013 for claims associated with the products purchased under that agreement. For additional information regarding this purchase, see “Asset Purchase Agreement with Digital Angel” below.
May 2008 Letter Agreement with Digital Angel
In connection with the Xmark Transaction, on May 15, 2008, we and Digital Angel entered into a letter agreement. Under this letter agreement, the stock purchase agreement underlying the Xmark Transaction and the transactions contemplated thereby do not constitute an event of default under the Digital Angel Loan.
This letter agreement allowed Digital Angel to designate, from and after the date of the closing of the Xmark Transaction or upon a breach of the letter agreement, up to three (3) members of the Company’s Board of Directors, all of which shall be independent with the exception of Joseph J. Grillo, Digital Angel’s president and chief executive officer. Accordingly, upon the closing of the Xmark Transaction, Digital Angel designated Mr. Grillo to join our Board of Directors as the chairman. The letter agreement also provided that the Company pay to Digital Angel, upon the closing of the Xmark Transaction, (i) $250,000 as consideration for the execution of the guarantee between Digital Angel and The Stanley Works, and (ii) up to $250,000 for Digital Angel’s actual expenses, incurred or reasonably expected to be incurred by Digital Angel in connection with the Xmark Transaction. These amounts were expensed and included in determining the gain on sale of Xmark for the year ended December 31, 2008.

In addition, the letter agreement provided, among other things, that (i) the Company would limit all bonus and other special payments to those scheduled as of May 15, 2008, with any changes or new payments to be pre-approved by Digital Angel, (ii) Mr. Silverman would enter into a separation agreement with the Company, and (iii) Digital Angel would have access to the Company’s financial information.
On July 18, 2008, we a used a portion of the proceeds of the Xmark Transaction to pay $5.3 million in order to satisfy all outstanding monetary obligations under this letter agreement. On November 12, 2008, this letter agreement was terminated in connection with our purchase of certain intellectual property from Digital Angel, except for certain provisions relating to indemnification in connection with the stock purchase agreement with The Stanley Works. For additional information regarding this purchase, see “Asset Purchase Agreement with Digital Angel” below.
Asset Purchase Agreement with Digital Angel
On November 12, 2008, we entered into an asset purchase agreement with Digital Angel and Destron Fearing, a wholly-owned subsidiary of Digital Angel. The terms of the asset purchase agreement included the sale to us of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel and Destron Fearing under a development agreement associated with the development of an implantable glucose sensing microchip. We also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel and Destron Fearing related to our VeriMed Health Link business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel and Destron Fearing. We paid Digital Angel and Destron Fearing $500,000 at the closing of the asset purchase agreement.
Also, pursuant to the asset purchase agreement, on November 12, 2008, Mr. Grillo resigned as our director.
Purchase Order with Digital Angel
On November 14, 2008, we purchased from Digital Angel the remaining inventory owned by Digital Angel related to our VeriMed Health Link business for approximately $162,000.
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
Director Independence
Subject to certain exceptions, under the listing standards of the Nasdaq Global Market, within one year of the effectiveness of a registration statement filed with the SEC in connection with a public offering of securities, a listed company’s Board of Directors must consist of a majority of independent directors. Our Board of Directors has determined that each of our current directors besides Scott R. Silverman and Michael E. Krawitz, or three of five directors, is independent under such standards. For transactions, relationships or arrangements that were considered by the Board of Directors in determining whether each director was independent, please see “Certain Relationships and Related Transactions — Director and Officer Roles and Relationships with Digital Angel and Its Other Affiliates” above.

Item 14. Principal Accounting Fees and Services
For the fiscal years ended December 31, 2008 and 2007, fees for services provided by Eisner LLP were as follows:

	2008	2007

Audit Fees	$451,143	$391,414

Audit Related Fees (review of registration statements and other SEC filings)	$44,320	$35,881

Tax Fees (tax-related services, including income tax advice regarding income taxes within the United States)	—	—

All other fees (acquisition due diligence services)	—	—

Total Fees	$495,463	$427,295

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
All services provided by and all fees paid to Eisner LLP in fiscal 2008 and 2007 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

VERICHIP CORPORATION
Date: February 12, 2009	By:	/s/ Scott R. Silverman
Scott R. Silverman
Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Silverman Scott R. Silverman	Chairman of the Board	February 12, 2009

/s/ William J. Caragol William J. Caragol	Acting Chief Executive Officer, Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2009

/s/ Jeffrey S. Cobb Jeffrey S. Cobb	Director	February 12, 2009

/s/ Barry M. Edelstein Barry M. Edelstein	Director	February 12, 2009

/s/ Steven R. Foland	Director	February 12, 2009
Steven R. Foland

/s/ Michael E. Krawitz	Director	February 12, 2009
Michael E. Krawitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
VeriChip Corporation
We have audited the accompanying consolidated balance sheets of VeriChip Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements on our audits.
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
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of VeriChip Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
As discussed in Note 12 to the consolidated financial statements, the Company sold Xmark Corporation in 2008 and classified it as discontinued operations for the years ended December 31, 2008 and 2007.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109,” effective January 1, 2007.
Eisner LLP
New York, New York
February 11, 2009

VERICHIP CORPORATION
Consolidated Balance Sheets
(In thousands, except par value)

	December 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash	$3,229	$7,221
Accounts receivable	—	47
Inventories, net of allowance	—	95
Prepaid expenses and other current assets	275	953
Current assets from discontinued operations	—	8,202

Total Current Assets	3,504	16,518

Equipment, net of accumulated depreciation	39	112
Restricted cash	4,543	—
Other assets from discontinued operations	—	33,368

	$8,086	$49,998

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$72	$338
Accrued expenses and other current liabilities	634	632
Note payable to stockholder, current portion	—	2,167
Current liabilities from discontinued operations	460	6,708

Total Current Liabilities	1,166	9,845
Note payable to stockholder, less current portion	—	10,753
Deferred gain	4,500	—
Other liabilities of discontinued operations	—	3,809

Total Liabilities	5,666	24,407

Commitments and contingencies

Stockholders’ Equity:
Capital stock:
Preferred stock, Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	—	—
Common stock, Authorized 40,000 shares, of $.01 par value; issued and outstanding 11,730 and 10,144 shares at December 31, 2008 and 2007, respectively	117	101
Additional paid-in capital	44,410	54,486
Accumulated deficit	(42,107)	(28,959)
Accumulated other comprehensive loss — foreign currency translation	—	(37)
Total Stockholders’ Equity	2,420	25,591

	$8,086	$49,998

See accompanying notes to consolidated financial statements.

VERICHIP CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended
	December 31,
	2008	2007

Revenue	43	76

Cost of sales	275	361

Gross loss	(232)	(285)

Operating expenses:
Selling, general and administrative	19,775	13,184
Research and development	712	106

Total operating expenses	20,487	13,290

Operating loss	(20,719)	(13,575)

Gain on sale	6,174	—
Gain on settlement of debt	1,823	—
Interest income and other (expense), net	(334)	281
Interest expense	(879)	(1,673)

Total other income	6,784	1,392

Loss from continuing operations	(13,935)	(14,967)
Income from discontinued operations (net of tax expense (benefit) of $233 and $(1,056))	787	3,057

Net loss attributable to common stockholders	$(13,148)	$(11,910)

Net loss per common share from continuing operations — basic and diluted	$(1.31)	$(1.71)
Net income per common share from discontinued operations — basic and diluted	0.07	0.35

Net loss per common share — basic and diluted	$(1.24)	$(1.36)

Weighted average number of shares outstanding — basic and diluted	10,597	8,756

See accompanying notes to consolidated financial statements.

VERICHIP CORPORATION
Consolidated Statement of Stockholders’ Equity
(In thousands)
For the Years Ended December 31, 2008 and 2007

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholder’s
	Number	Amount	Capital	Deficit	Loss	Equity

Balance December 31, 2006	6,056	$61	$39,371	$(17,049)	$(37)	$22,346

Net loss	—	—	—	(11,910)	—	(11,910)
Issuance of shares in public offering, net of costs of $8,033	3,100	31	12,076	—	—	12,107
Issuance of restricted stock	100	1	(1)	—	—	—
Warrant exercise	395	4	(4)	—	—	—
Issuance of shares from option exercises	536	5	370	—	—	375
Stock issuance costs	—	—	(11)	—	—	(11)
Stock based compensation	138	1	3,445	—	—	3,446
Repurchase of shares	(181)	(2)	(760)	—	—	(762)

Balance December 31, 2007	10,144	101	54,486	(28,959)	(37)	25,591

Net loss	—	—	—	(13,148)	—	(13,148)
Stock based compensation	622	6	5,026	—	—	5,032
Issuance of shares to lender	120	2	300	—	—	302
Issuance of shares from option exercises	844	8	434	—	—	442
Dividend to stockholders	—	—	(15,836)	—	—	(15,836)
Sale of Xmark Corporation	—	—	—	—	37	37

Balance December 31, 2008	11,730	$117	$44,410	$(42,107)	$—	$2,420

See accompanying notes to consolidated financial statements.

VERICHIP CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,148)	$(11,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	73
Stock based compensation	5,032	3,446
Bad debt expense	14	—
Impairment of PP&E	44	—
Non cash interest income	(43)	—
Gain on settlement of debt	(1,823)	—
Gain on sale of Xmark Corporation	(6,174)	—
Accrued interest	—	1,491
Allowance for inventory excess	213	258
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	32	(39)
Decrease (increase) in inventories	(117)	155
Increase (decrease) in prepaid expenses and other current assets	344	(832)
Increase in accounts payable and accrued expenses	(225)	(316)

Net cash used in continuing operations	(15,799)	(7,674)
Net cash (used in) provided by discontinued operations	(2,887)	403

Net cash used in operating activities	(18,686)	(7,271)

Cash flows from investing activities:
Proceeds from sale of Xmark Corporation	43,363	—
Payments for equipment and other assets	(22)	(59)
Net cash (used in) provided by discontinued operations	(114)	42

Net cash provided by (used in) investing activities	43,227	(17)

Cash flows from financing activities:
Short-term borrowing	8,000	—
Repayment of short-term borrowing	(8,000)	—
Financing costs	(701)	—
Principal payments to former stockholder	(10,423)	(3,500)
Guarantee fee paid to former stockholder	(500)	—
Borrowings from stockholder	—	1,293
Initial public offering costs	—	(2,879)
Issuance of common shares from the exercise of stock options	442	363
Proceeds from initial public offering, net of underwriter fees	—	18,336
Payment of dividend	(15,836)	—
Share repurchase	—	(762)
Net cash (used in) provided by discontinued operations	(1,515)	662

Net cash (used in) provided by financing activities	(28,533)	13,513

Net (decrease) increase in cash	(3,992)	6,225
Cash, beginning of year	7,221	996

Cash, end of year	$3,229	$7,221

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
On July 18, 2008, the Company completed the sale of all of the outstanding capital stock of Xmark Corporation, its wholly-owned Canadian subsidiary (“Xmark”), to Stanley Canada Corporation for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds will be held in escrow for a period of 12 months to provide for indemnification obligations under the stock purchase agreement, if any. As a result, the Company recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until the escrow is settled. The Xmark business includes all of the operations of our previously reported healthcare security and industrial segments. The financial position, results of operations and cash flows of Xmark for 2007 have been reclassified as a discontinued operation.
Following the completion of the sale of Xmark to Stanley Canada, the Company retired all of its outstanding debt for a combined payment of $13.5 million and settled all contractual payments to officers and management of the Company and Xmark for $9.1 million. In addition, the Company issued a special dividend of $15.8 million on August 28, 2008.
The Company has historically developed, marketed, and sold radio frequency identification (frequently referred to as RFID) systems used for the identification and protection of people in the healthcare market. The Company’s VeriMed Health Link system uses the implantable microchip, a human-implantable passive RFID microchip that is used in patient identification applications, securely linking a patient to their personal health record as maintained in the Company’s proprietary database. Each implantable Health Link microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed Health Link system for use in medical applications in the United States.
Prior to November 12, 2008, the Company obtained the implantable microchip from a wholly-owned subsidiary of Digital Angel Corporation, the Company’s former stockholder, under the terms of an amended and restated supply agreement. The supply agreement is discussed in Note 11, “Related Party Transactions.”
On November 12, 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel, which collectively are referred to as, “Digital Angel”. The terms of the APA included the sale to the Company of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. The Company also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to the Company’s VeriMed Health Link business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. The Company paid Digital Angel $500,000 at the closing of the APA, which was recorded on the financials as research and development expense.

Also pursuant to the APA, on November 12, 2008, the parties terminated the May 2008 Agreement, except for certain provision relating to indemnification in connection with the stock purchase agreement with The Stanley Works. Additionally, the Supply Agreement was terminated, except that product warranties continue to apply to products sold to the Company under that agreement subject to certain limitations, and the indemnification provisions survive through March 4, 2013 for claims associated with the products purchased under the Supply Agreement (for more information on the May 2008 Agreement and the Supply Agreement, see Note 11 “Related Party Transactions”).
On November 12, 2008, Digital Angel sold the 5.4 million shares of the Company’s common stock it owned to R & R Consulting Partners, LLC, an entity owned and controlled by Scott R. Silverman, the Company’s chairman and former chief executive officer, in a private transaction. As a result of the transaction, R & R Consulting Partners, LLC and Mr. Silverman now own 53% of the Company’s outstanding common stock, and Mr. Silverman was re-appointed as chairman of the Company’s board effective November 12, 2008.
On November 14, 2008, the Company purchased from Digital Angel the remaining inventory owned by Digital Angel related to VeriMed Health Link business for $161 thousand, which was fully written off as of December 31, 2008.
On November 12, 2008, the Company announced its intention to continue to explore potential strategic transactions with third parties, while continuing to operate our VeriMed Health Link business.
The Company is currently focused on its options, including the possible development of the glucose sensing microchip and is considering and will review other strategic opportunities.
As discussed in Note 11 to our Consolidated Financial Statements, the supply agreement with Digital Angel was terminated on November 12, 2008.
Accounting Policies
Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances had been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for excess inventory and obsolescence, lives of long- lived assets, lives of intangible asset, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities and the determination of whether any impairment is to be recognized on intangibles, among others.
Concentration of Credit Risk
The Company maintained its cash in one financial institution during the years ended December 31, 2008 and 2007. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. Cash exceeded the federally insured limits.
The Company’s trade receivables are potentially subject to credit risk. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit history. The Company generally does not require collateral.

Trade Account Receivable
Trade account receivable consist primarily of receivables from implantable microchip kits and scanners sales. The Company records a provision for doubtful receivables to allow for any amounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer creditworthiness, and current economic trends.
Inventories
Inventories consist of raw materials, work in process, and finished goods. Inventory is valued at the lower of cost, determined by the first-in, first-out method, or market. The Company monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as slow moving are reduced to net realizable value. Inventory items designated as obsolete are written off. The allowance for inventory excess and obsolescence was approximately $0.2 million and $0.6 million as of December 31, 2008 and 2007, respectively.
Equipment
Equipment is carried at cost less accumulated depreciation, computed using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the life of the lease, software is depreciated over 2 years, and equipment is depreciated over periods ranging from 3 to 5 years. Repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the consolidated statements of operations.
Intangible Assets
The Company follows Statement of Financial Accounting Standards, No. 142,, Goodwill and Intangible Assets,(“SFAS 142”). Goodwill represents the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. The Company’s reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. Goodwill of a reporting unit is tested for impairment at least once a year, or between testing dates if an impairment condition or event is determined to have occurred.
The Company has other intangible assets consisting of patented and non-patented technologies. These intangible assets are amortized over their expected economic lives. The lives are determined based upon the expected use of the asset, the estimated average life of the replacement parts of the reporting units products, the stability of the industry, expected changes in and replacement value of distribution networks and other factors deemed appropriate.
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-lives intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-lived intangible assets and other long-lived assets during 2008 and 2007.

Revenue Recognition
The Company follows the revenue recognition guidance in Staff Accounting Bulletin (“SAB”), 101, and SAB 104. The Company’s revenue recognition policy is as follows:
The Company’s VeriMed Health Link patient identification system includes the implantable microchip, scanners, insertion kits and patient registration forms. These items can be sold directly and through distributors with a limited warranty period. The Company also generally indemnifies its distributors against third party claims of intellectual property infringement. In conjunction with the implantation of a microchip, the patient completes a registration form enrolling the patient in the VeriMed Health Link Patient Registry.
Product Revenue
Revenue from the sale of the implantable microchip kits and scanners are recorded at gross amounts. Until the amount of returns can be reasonably estimated, the Company does not recognize revenue until after the products are shipped to customers and title has transferred, provided that a purchase order has been received or a contract has been executed, the price is fixed or determinable, there are no uncertainties regarding customer acceptance, the period of time in which the distributor or physician has to return the product has elapsed and collection of the sales proceeds is reasonably assured. Once the level of returns can be reasonably estimated, revenue (net of expected returns) will be recognized at the time of shipment and the passage of title, assuming there are no uncertainties regarding customer acceptance. If uncertainties regarding customer acceptance exist, revenue will not be recognized until such uncertainties are resolved. The Company has one distribution arrangement that provides for sales on a consignment basis. The Company intends to recognize revenue from consignment sales to this distributor after receipt of notification from the distributor of product sales to the distributor’s customers, provided that a purchase order has been received or a contract has been executed with the distributor, the sales price is fixed or determinable, the period of time the distributor has to return the product as provided in its distributor agreement has elapsed and collectability is reasonably assured.
Management believes the product sales are multiple deliverables that can be divided into separate units of accounting under the guidance provided in EITF 00-21 and SOP 97-2. The sale of scanners, one of the deliverables, is considered a separate product sale and, thus, is considered a separate unit of accounting. However, the software included in this product is not considered a separate product sale. The software is bundled with the scanner, which allows the number on the implantable microchip to be read. This software is not sold separately, the scanner has no value without it, there are no post contract support agreements or after sale services, upgrades, customization or training services. Management believes that the scanner and software are not separate deliverables as defined in EITF 00-21 because they have no value to the customer on a stand-alone basis, there is no objective and reliable evidence of fair value of undelivered elements since they are never delivered independently and the arrangement does not include a general right of return. The implantable microchip and insertion kits are another deliverable, however, they are accounted for as a separate unit of accounting because they have value to customers on a stand-alone basis. The microchips, which are a component of the insertion kits, are sold separately from the scanners and have independent usefulness.
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
With respect to the sales of products whose functionality is dependent on services (e.g., database records maintenance), the revenue recognition policy will follow the underlying contractual arrangements, subject to the aforementioned revenue recognition criteria and determining whether there is vendor-specific objective evidence.

Stock-Based Compensation
Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123 (revised 2004), Share Based Payment (“FAS 123R”), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for new awards granted after January 1, 2006, is recognized over the requisite service period based on the grant-date fair value of those options. Prior to adoption, the Company used the intrinsic value method under Accounting Principles Board (“APB”) 25, and related interpretations and provided the disclosure-only provisions of FAS 123R. Under the intrinsic value method, no stock-based compensation had been recognized in the Company’s Consolidated Statement of Operations for options granted to the Company’s employees and directors because the exercise price of such stock options equaled or exceeded the fair market value of the underlying stock on the dates of grant.
FAS 123R requires forfeitures to be estimated at the time of grant and requires the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.
During 2008 and 2007, compensation expense of $21,000 and $0.4 million, respectively, was recorded from 0.2 million and 0.4 million options granted to employees in 2008 and 2007, respectively.
In December 2006, the Company issued 0.5 million shares of its restricted common stock to Mr. Silverman, its then chairman and chief executive officer, who has since been reappointed as chairman, which shares were subject to forfeiture in the event that Mr. Silverman terminated his employment or the Company terminated his employment for cause on or before December 31, 2008. As a result of a separation agreement entered into between the Company and Mr. Silverman, dated May 15, 2008 (the “Silverman Separation Agreement”), Mr. Silverman’s restricted stock vested on the closing of the sale of Xmark. The Company determined the value of the stock to be $4.5 million based on the estimated value of its common stock on the date of grant. The value of the restricted stock was being amortized as compensation expense over the vesting period. As a result of the sale of Xmark on July 18, 2008, a charge of $2.2 million was recorded for the remaining unvested cost of these restricted shares. The Company recorded compensation expense of approximately $2.3 million and $2.1 million in 2008 and 2007, respectively, associated with the restricted stock.
In March 2007, the Company issued 0.1 million shares of its restricted common stock to two officers, which shares will vest on March 2, 2009. The Company determined the value of the stock to be $0.6 million based on the value of its common stock of $5.75 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.2 million and $0.2 million in 2008 and 2007, respectively, associated with this restricted stock.
In August 2007, the Company entered into a consulting agreement with an individual who was the former chief executive officer of Digital Angel, with respect to identifying, contacting and introducing strategic partners to the Company, identifying potential merger and/or acquisition opportunities for the Company and participating with the Company in its efforts to develop certain products related to an implantable glucose bio-sensor microchip. Under the consulting agreement, the Company issued 107,000 common shares, which resulted in an equity based compensation charge of $0.6 million in 2007.
In October 2007, the Company issued 29,000 shares of its common stock to various parties for services performed, which resulted in an equity based compensation charge of $0.1 million in 2007.
In January, February, and May 2008, the Company issued 0.7 million shares of its restricted common stock to certain employees and members of the Board of Directors. One grant of 50,000 shares of restricted stock was terminated on April 28, 2008 and the remaining balance of the restricted stock fully vested upon the closing of the Xmark transaction. The Company determined the value of the stock to be $1.4 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. As a result of the sale of Xmark on July 18, 2008, the remaining unvested cost of these restricted shares was recorded in July 2008. The Company recorded compensation expense of approximately $1.4 million in 2008 associated with this restricted stock.

On December 31, 2008, the Company authorized the grant of 0.5 million shares of its restricted common stock to Mr. Caragol, its acting chief financial officer under a letter agreement. The shares will vest according to the following schedule: (i) 20% shall vest on the Grant Date, (ii) 40% shall vest on April 1, 2009, and (iii) 40% shall vest on July 31, 2009. However, in the event of a change in control and if Mr. Caragol is terminated without cause, the shares will immediately vest. The shares are subject to forfeiture in the event Mr. Caragol is terminated for cause. No compensation expense was recorded in 2008 for these shares.
On December 31, 2008, the Company authorized the grant of 0.6 million shares of its restricted common stock to Mr. Silverman, its executive chairman under a letter agreement. If Mr. Silverman remains involved in the day-to-day management of the Company, the shares will vest upon the earlier to occur of: (i) January 1, 2010, or (ii) a change in control of the Company. The shares are subject to forfeiture in the event that Mr. Silverman fails to remain involved in the day-to-day management of the Company. Compensation expense of $22,000 was recorded in 2008 for these shares.
As a result of the sale of Xmark on July 18, 2008, the vesting of the options and restricted shares was accelerated. Therefore, compensation expense for the remaining unvested balance of $3.2 million was recorded in July 2008.
Stock-based compensation expenses are reflected in the Consolidated Statement of Operations under selling, general and administrative expenses.
The Company’s computation of expected life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which the estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. Prior to its initial public offering, the Company’s computation of expected volatility was based on the historical volatility of Digital Angel’s common stock. Effective February 9, 2007, the Company’s computation of expected volatility is based on the historical volatility of comparable companies’ average historical volatility.
Income Taxes
The Company accounts for income taxes under the asset and liability approach for the financial accounting and reporting of income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets when the Company determines realization is not currently judged to be more likely than not. Income taxes are more fully discussed in Note 11 to the Consolidated Financial Statements.
Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation , No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)— an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence that indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of FIN 48 on the Company’s financial position is discussed in Note 11 — Income Taxes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as an income tax expense. In connection with the adoption of FIN 48, the Company has elected an accounting policy to classify interest and penalties related to unrecognized tax benefits as interest expense.

Loss Per Common Share and Common Share Equivalent
Basic and diluted loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by giving effect to all potentially dilutive common shares that were outstanding during the period. Dilutive common shares consist of incremental shares issuable upon exercise of stock options and warrants to the extent that the average fair value of the Company’s common stock for each period is greater than the exercise price of the potential common shares, options and warrants, except where there is a loss attributable to the common stockholder. As of December 31, 2008 and December 31, 2007, stock options and warrants exercisable for approximately 1.3 million and 2.0 million common shares, respectively, were outstanding. In addition, nil and 0.6 million shares of restricted stock were outstanding as of December 31, 2008 and December 31, 2007, respectively.
Impact of Recently Issued Accounting Standards
In February 2008, the FASB issued Staff Position No. FAS 157-1 (“FSP FAS 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13 and Staff Position No. FAS 157-2 (“FSP FAS 157-2”), Effective Date of FASB Statement No. 157. FSP FAS 157-1 excludes Statement of Financial Accounting Standards No. 13 (“SFAS 13”), Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13 from the scope of SFAS 157. FSP FAS 157-2 delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. Both FSP FAS 157-1 and FSP FAS 157-2 are effective upon an entity’s initial adoption of SFAS 157, which is the Company’s first quarter of fiscal year 2008. The adoption of FSP SFAS 157-1 did not have a material impact to the Company’s consolidated results of operations and financial position.
In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, however, early application is encouraged. Comparative disclosures for earlier periods at initial adoption is encouraged, but not required. The Company does not expect the adoption of FAS 161 to have a material impact to the Company’s consolidated results of operations and financial position.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-a”). Under the new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. FSP APB 14-a will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. For instruments subject to the scope of FSP APB 14-a, higher interest expense will result through the accretion of the discounted carrying value of the convertible debt instruments to their face amount over their term. Prior period interest expense will also be higher than previously reported due to retrospective application. Early adoption is not permitted. The adoption of FSP APB 14-a is not expected to have any impact on the Company’s consolidated financial statements.
In May 2008, FASB issued Statement 163, “Accounting for Financial Guarantee Insurance Contracts”. This new standard clarifies how FAS Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 to have any impact on its consolidated financial position or results of operations.
On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” The FSP was effective upon issuance, including periods for which financial statements have not been issued. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of this FSP did not have a material impact on the Company’s consolidated financial position and the results of operations.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company adopted SFAS No. 159 during the first quarter of 2008. The adoption did not have a material impact to the Company’s consolidated results of operations and financial position.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FASB 160”). This statement amends ARB 51, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, FASB 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. FASB 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement, which shall be applied retrospectively for all periods presented. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.
In December 2007, FASB issued SFAS No. 141R, Business Combinations (“FASB 141R”). FASB 141R replaces FASB Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. FASB 141R also requires that an acquirer recognized the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. FASB 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after December 15, 2008. An entity may not apply the standard before that date. We have not yet determined the impact that this requirement may have on our condensed consolidated financial position, results of operations, cash flows or financial statement disclosures.
In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-1”). The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred by third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position and results of operations.
Research and Development
Research and development costs are expensed as incurred and consist of development work associated with the Company’s existing and potential products. The Company’s research and development expenses relate primarily to payroll costs for engineering personnel, costs associated with various projects, including testing, developing prototypes and related expenses.

2 Inventories

	December 31,	December 31,
	2008	2007
Raw materials	$161	$—
Work in process	—	—
Finished goods	52	808

	213	808
Allowance for excess and obsolescence	(213)	(713)

	$—	$95

3 Equipment

	December 31,	December 31,
	2008	2007
Equipment	$292	$308
Hardware	76	75
Software	57	64

	425	447
Less accumulated depreciation	(386)	(335)

	$39	$112

Depreciation expense charged against income amounted to approximately $52,000 and $73,000 million for the years ended December 31, 2008 and 2007, respectively.
4 Financing Agreements and Liquidity
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
5 Stockholder’s Equity
On February 14, 2007, the Company completed an initial public offering of its common stock. In connection with its initial public offering, the Company sold 3,100,000 shares of its common stock at a price of $6.50 per share.
On September 20, 2007, the Company’s board of directors approved a stock repurchase program authorizing the purchase of $1.5 million of its common stock through the end of 2007. In 2007, 181,000 shares were repurchased at a cost of approximately $0.8 million and in 2008 there were no repurchases.

Stock Option Plans
In April 2002, the Company’s Board of Directors approved the VeriChip Corporation 2002 Flexible Stock Plan (the “VeriChip 2002 Plan”). Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 2.0 million. As of December 31, 2007, approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan, and 1.4 million of the options or shares granted were outstanding as of December 31, 2007. Approximately 1.2 million options are fully vested and do not expire until nine years from the vesting date and 0.2 million options vest ratably over three years. As of December 31, 2008, no SARs have been granted and 22,000 shares may still be granted under the VeriChip 2002 Plan.
On April 27, 2005, Digital Angel’s board of directors approved the VeriChip Corporation 2005 Flexible Stock Plan (the “VeriChip 2005 Plan”). Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of December 31, 2007, approximately 0.3 million options have been granted under the VeriChip 2005 Plan. All of the options are fully vested and do not expire until nine years from the vesting date. As of December 31, 2008, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan, which was amended and restated on December 16, 2008. Under the VeriChip 2007 Plan, the number of shares for which options, restricted shares, SARs or performance shares may be granted is 3.0 million. As of December 31, 2008, approximately 1.0 million options and shares have been granted under the VeriChip 2007 Plan. As of December 31, 2008, no SARs have been granted and 2.0 million shares may be granted under the VeriChip 2007 Plan.
In addition, as of December 31, 2008, options exercisable for approximately 0.4 million shares of the Company’s common stock have been granted outside of the Company’s plans, and 0.3 million of the options or shares granted were outstanding as of December 31, 2008. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.
In the year ended December 31, 2008, 0.2 million options were granted under the 2007 Plan. In the year ended December 31, 2007, 0.2 million, 0.3 million, and 0.2 million options and shares have been granted under the VeriChip 2002 Plan, the VeriChip 2005 Plan, and the VeriChip 2007 Plan, respectively.
A summary of stock options for 2008 and 2007 is as follows:

	2008		2007
		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price
Outstanding on January 1	1,963	$3.26	2,099	$2.10
Granted(1)	195	0.58	417	5.88
Exercised	(844)	0.54	(536)	0.70
Cancelled and forfeited	(87)	5.88	(17)	5.75

Outstanding on December 31	1,225	4.52	1,963	3.26

Exercisable on December 31(2)	1,055	5.24	1,530	2.42

Shares available on December 31 for options that may be granted	2,022,832		865

(1)	The total compensation expense associated with the options granted in 2008 and 2007 was approximately $21,000 and $0.3 million, respectively. As of December 31, 2008 and 2007, the remaining amount of the compensation expense to be recorded over the remaining vesting period of the options was approximately $31,000 and $0.9 million, respectively.

(2)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of the Company’s common stock was estimated to be $0.37 and $2.25 at December 31, 2008 and 2007, respectively, based upon its closing price on the NASDAQ. As of December 31, 2008 and 2007, the intrinsic value for all options outstanding was approximately $34,000 and $0.6 million, respectively.

The following table summarizes information about stock options at December 31, 2008 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$0.0000 to $1.9900	438	5.3	$0.39	268	$0.41
$4.9500 to $5.7500	348	7.6	5.59	348	5.59
$6.9300 to $7.6500	328	4.9	7.09	328	7.09
$8.5500 to $10.0000	105	6.0	9.24	105	9.24
$10.001to $20.2500	6	4.0	20.25	6	20.25

	1,225	5.9	$4.52	1,055	$5.19

Vested and expected to vest	1,225	5.9	$4.52

The weighted average per share fair value of grants made in 2008 and 2007 for the Company’s incentive plans were $0.22 and $3.13, respectively.
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
The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2008	2007

Expected dividend yield	—	—
Expected stock price volatility	35%	50%
Risk-free interest rate	1.79-3.44%	4.51%
Expected term (in years)	6.0	6.0

6 Selling, general and administrative expense:

	For the Years Ended
	December 31,
	2008	2007
Salaries and benefits (1)	$14,567	$8,166
Depreciation and amortization	52	73
Legal and accounting	2,226	1,517
Sales and marketing	1,424	1,699
Travel and entertainment	280	619
Insurance	217	119
Consulting	255	156
Other	754	835

	$19,775	$13,184

(1)	Included in salaries and benefits is $5.0 million and $3.4 million of equity compensation expense for the years 2008 and 2007, respectively, associated with stock compensation (includes stock options and restricted stock). See Note 1 to the Consolidated Financial Statements.
7 Income taxes:
The Company’s income taxes as presented are calculated on a separate tax return basis, although until the Company’s initial public offering on February 9, 2007, the Company’s U.S. operations were included in Digital Angel’s consolidated federal income tax return. The Company accounts for income taxes under the asset and liability approach. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not.
The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007
Deferred tax assets:
Liabilities and reserves	$228	$70
Stock-based compensation	4,162	2,644
Property and equipment	12	516
Net operating loss carryforwards	11,361	9,142

Gross deferred tax assets	15,764	12,372
Valuation allowance	(15,764)	(12,372)

Net deferred taxes	$—	$—

The valuation allowance for U.S. deferred tax assets increased by approximately $3.4 million and $5.0 million in 2008 and 2007, respectively, due mainly to the generation of U.S. net operating losses. The valuation allowance at December 31, 2008 and 2007, has primarily been provided for in U.S. net deferred tax assets that exceeded the level of existing U.S. deferred tax liabilities.
Loss before provision for income taxes consists of domestic operations.
The provision or (benefit) for income taxes consists of:

	For the Years Ended December 31,
	2008	2007
Current:
United States	$—	$—
Canada	233	248

Current income tax provision	233	248

	2008	2007
Deferred:
United States	$—	$—
Canada	—	(1,305)

Deferred income tax benefit	—	(1,305)

	$233	$(1,055)

Income tax provision or (benefit) is included in the financial statements as follows:

	2008	2007

Continuing operations	$—	$—
Discontinued operations	233	(1,055)

	$233	(1,055)

The difference between the effective rate reflected in the provision for income taxes on loss before taxes from continuing operations and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2008	2007
	%	%
Statutory tax benefit	(34)	(34)
State income taxes, net of federal benefits	(6)	(6)
Tax basis difference in stock of subsidiary	(12)	—
Change in deferred tax asset valuation allowance	52	40

	—	—

On February 14, 2007, the Company completed an initial public offering of its common stock, which reduced Digital Angel’s ownership to less than 80%. Therefore, in 2007, the Company was required to file a separate federal income tax return. On December 31, 2008, the Company had U.S. federal net operating loss carryforwards of approximately $28.4 million for income tax purposes that expire in various amounts through 2028. The net operating losses were allocated in accordance with Treasury Regulation § 1.1502-21T(b)(2)(iv), at the point that the Company ceased to be a part of the consolidated tax return of Digital Angel.

Based upon the change of ownership rules under IRC Section 382 in December 2007, the Company experienced a change of ownership exceeding the 50% limitation threshold imposed by IRC Section 382. The Company experienced a subsequent change in ownership during November 2008. As a result the Company’s future utilization of its net operating loss carryforwards may be significantly limited as to the amount of use in any particular year.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued to clarify the requirements of SFAS No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized. The second step is to determine the amount to be recognized. The two-step approach is outlined below:
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
The Company adopted FIN 48 on January 1, 2007, and there was no impact upon adoption or during the year ended December 31, 2008.
8 Loss per Share
The following stock options and warrants were outstanding as of December 31, 2008 and 2007, and were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	For the Years Ended December 31,
	2008	2007

Stock options	1,225	1,963
Warrants	—	33
Restricted common stock	—	600

	1,225	2,596

9 Unasserted Claim—Potential Intellectual Property Conflict
The Company obtains the implantable microchip from a wholly-owned subsidiary of Digital Angel, under the terms of an amended and restated supply agreement. The supply agreement is discussed in Note 11 to the Consolidated Financial Statements. Digital Angel obtained the implantable microchip, a component of the VeriMed microchip, from a subsidiary of Raytheon Company, under a separate supply agreement. The technology underlying these systems is covered, in part, by U.S. Patent No. 5,211,129 “Syringe-Implantable Identification Transponders.” In 1994, Destron/IDI, Inc., a predecessor company to Digital Angel, granted a co-exclusive license under this patent, other than for certain specified fields of use retained by the predecessor company, Hughes Aircraft Company (“Hughes”), and its then wholly-owned subsidiary, Hughes Identification Devices, Inc. (“HID”). The specified fields of use retained by Hughes and HID do not include human identification or security applications. The rights licensed to Hughes and HID were freely assignable, and the Company does not know which party or parties currently has these rights or whether these rights have been assigned, conveyed or transferred to any third party. Digital Angel sources the implantable microchip indirectly from a subsidiary of Raytheon Company, with which Hughes, then known as HE Holdings, Inc. was merged with in 1997. However, the Company has no documentation that establishes its right to use the patented technology for human identification or security applications. Through December 31, 2008, no intellectual property claims against the Company have been asserted.

Either of the two companies to whom Digital Angel granted licenses, any of their respective successors in interest, or any party to whom any of the foregoing parties may have assigned their rights under the 1994 license agreement may commence a claim against the Company asserting that the Company is violating their rights. If such a claim is successful, sales of the Company’s implantable microchip could be enjoined and the Company could be required to cease its efforts to create a market for its implantable microchip until the patent expired in April 2008. In addition, the Company could be required to pay damages, which may be substantial.
If the Company or Digital Angel was denied use of the patented technology in applications involving the identification of human beings, the Company would not have been able to purchase or sell any of its products that incorporate the implantable microchip before the patent expired. The Company may be required to pay royalties and other damages to third parties on products it has already purchased.
The Company has been publicly marketing and selling the implantable microchip for human identification and security applications for approximately five years. Through December 31, 2008, there are no pending or threatened intellectual property claims challenging the Company’s marketing or selling activities. In October 2007, Digital Angel and the successor to one of Digital Angel’s two licensees executed a cross-license which includes Digital Angel obtaining a royalty free non-exclusive license to it’s rights to the implantable human applications of the 5,211,129 patent. Digital Angel has, in turn, conveyed those rights to the Company.
Under the circumstances, the accompanying financial statements make no provision with respect to the unasserted claim described above.
10 Commitments and Contingencies
Employment Contract
Effective December 5, 2006, the Company and Mr. Silverman entered into the VeriChip Corporation Employment and Non-Compete Agreement (the “VeriChip Employment Agreement”). The VeriChip Employment Agreement terminates five years from the effective date. The VeriChip Employment agreement provides for an annual base salary of $420,000 with minimum annual increases for the first two years of 10% of the base salary and a discretionary annual increase thereafter. Mr. Silverman is also entitled to a discretionary annual bonus and other fringe benefits. In addition, the VeriChip Employment Agreement provides for the grant of 500,000 shares of restricted stock of the Company. The Company is required to register the shares as soon as practicable. The stock is restricted and is accordingly subject to substantial risk of forfeiture in the event that Mr. Silverman terminates his employment or the Company terminates his employment for cause on or before December 31, 2008. If Mr. Silverman’s employment is terminated prior to the expiration of the term of the VeriChip Employment Agreement, certain significant payments become due to Mr. Silverman. The amount of such significant payments depends on the nature of the termination. In addition, the VeriChip Employment Agreement contains a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, or the number of years that were completed commencing on the effective date of the agreement and ending on the date of the change of control if less than three calendar years. Any outstanding stock options held by Mr. Silverman as of the date of his termination or a change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. All severance and change of control payments made in connection with the VeriChip Employment Agreement must be paid in cash, except for termination due to Mr. Silverman’s total disability, death, a constructive termination, or termination without cause, which may be paid in shares of the Company’s common stock, subject to necessary approvals, or in cash, at Mr. Silverman’s option.

In connection with the Xmark transaction, on May 15, 2008, the Company entered into the Silverman Separation Agreement, which provided that upon the closing of the Xmark transaction, Mr. Silverman’s employment would be terminated, as would the Employment and Non-Compete Agreement dated December 5, 2006, between the Company and Mr. Silverman.
In connection with the Silverman Separation Agreement, Mr. Silverman received a payment in the amount of approximately $4.3 million from the Company in full and final satisfaction of the amounts due to him pursuant to the terms of the VeriChip Employment Agreement. Mr. Silverman also received a bonus payment for the completion of the Xmark transaction in the amount of $1.2 million.
On December 31, 2008, the Company and Mr. Silverman entered into a letter agreement, pursuant to which Mr. Silverman will serve as the Company’s chairman from December 1, 2008 through December 31, 2009, unless the term is amended or the letter agreement is terminated. The terms and conditions were agreed on December 26, 2008, which is the accounting grant date. The letter agreement also provides for the termination of certain provisions of the separation agreement, dated May 15, 2008, as amended, between the Company and Mr. Silverman. Under the letter agreement, Mr. Silverman is due to receive 601,852 shares of our common stock, which will not be issued until we file a registration statement on Form S-8 with the SEC reflecting our Amended Plan. The shares will vest upon the earlier to occur of (i) January 1, 2010 or (ii) a Change in Control (as defined in the Amended Plan). The shares are subject to forfeiture in the event that Mr. Silverman fails to remain involved in the day-to-day management of the Company (as determined by our board of directors) until the earlier to occur of (i) January 1, 2010 or (ii) a Change in Control (as defined in the Amended Plan).
On December 31, 2008, the Company and Mr. Caragol, entered into a letter agreement pursuant to which, effective January 1, 2009, Mr. Caragol serves as the Company’s acting chief financial officer. Unless the term is amended or the letter agreement is terminated, the letter agreement is in effect until July 31, 2009. Compensation due to Mr. Caragol under the letter agreement is in the form of shares of restricted common stock in the amount of 518,519, which will not be issued until we file a registration statement on Form S-8 with the SEC reflecting our Amended Plan (the“Grant Date”). The shares will vest according to the following schedule: (i) 20% shall vest on the Grant Date; (ii) 40% shall vest on April 1, 2009; and (iii) 40% shall vest on July 31, 2009. Mr. Caragol will serve as our acting chief financial officer effective January 1, 2009 through July 31, 2009 in exchange for 518,519 restricted shares of our common stock. The compensation expense will be recognized over the requisite service period.
Legal proceedings
The Company is engaged in certain legal actions in the ordinary course of business and we believe that the ultimate outcome of these actions will not have a material adverse effect on our operating results, liquidity or financial position. The Company has accrued an estimate of the probable costs for the resolution of these claims, and as of December 31, 2008, the Company has recorded a $0.2 million reserve with respect to such claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.
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
Stock Option Plans
The Company has received demand letters from attorneys for several former employees and/or consultants of the Company and Digital Angel, asserting claims related to stock options to acquire approximately 455 thousand shares of the Company’s common stock that management believes that such employees and/or consultants had forfeited when they ceased their employment or relationship with the Company and/or Digital Angel. The Company believes that all of these potential claims are without merit and intends to vigorously defend them in the event the claims are asserted or litigated.
On July 8, 2008, a lawsuit was filed against the Company and Digital Angel by one of the above-referenced former employees, Jerome C. Artigliere, a former executive of the Company and Digital Angel. The lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida, and alleges that Mr. Artigliere holds options to acquire 950,000 shares of common stock of the Company at an exercise price of $0.05 per share and that he has been denied the right to exercise those options. The complaint alleges causes of action for breach of contract against the Company and Digital Angel, seeks declaratory judgments clarifying Mr. Artigliere’s alleged contractual rights, and sought an injunction enjoining the vote of the stockholders at special meeting of Company shareholders that took place on July 17, 2008, on the sale of Xmark. On September 12, 2008, Mr. Artigliere amended his complaint to add a claim for unpaid wages against the Company and Digital Angel and to add related claims against several former officers and directors of the Company and Digital Angel. The Company believes that Mr. Artigliere’s claim for 950,000 Company stock options is factually incorrect and, at best, he would be entitled to only 211,111 Company stock options due to the Company’s 2-for-3 reverse stock split that occurred in December of 2005 and the 1-for-3 reverse stock split that occurred in December of 2006. The Company believes the amended complaint includes multiple inaccuracies, is without merit and intends to defend the lawsuit. On October 7, 2008, the Company and its co-defendants filed a motion to dismiss seven of the nine counts asserted in the amended complaint. By agreement, the motion to dismiss was temporarily taken off the court’s calendar.
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

11 Related Party Transactions
Agreements with IFTH
We are under common control with IFTH. R & R Consulting Partners, LLC, an entity owned and controlled by Scott R. Silverman, and Mr. Silverman currently own 53% of our outstanding common stock. As of February 11, 2009, R & R Consulting Partners, LLC and Mr. Silverman owned 46.8% of IFTH’s outstanding common stock, including the 2,570,000 shares that are directly owned by Blue Moon. Mr. Silverman, our executive chairman of the board, is a manager and controls a member of Blue Moon (i.e., R & R Consulting Partners, LLC). William J. Caragol, our acting chief financial officer, acting treasurer and secretary, is a manager and member of Blue Moon.
On October 8, 2008, IFTH entered into a sublease with Digital Angel for its corporate headquarters located in Delray Beach, Florida, consisting approximately 7,911 feet of office space, which space we share with IFTH. The rent for the entire twenty-one-month term of the sublease is $158,000, which was paid in one lump sum upon execution of the sublease. We reimbursed IFTH for one-half of the sublease payment, representing our share of the total cost of the sublease. In addition, in order to account for certain shared services and resources, we and IFTH operate under a shared services agreement, in connection with which IFTH pays us $8,000 a month.
Payments to Michael Krawitz
From January to October 2008, prior to his service on our board of directors, we paid Mr. Krawitz $70,000 in consulting fees for legal services provided to the Company.
Transition Services Agreement
On December 27, 2005, the Company entered into a transition services agreement with Digital Angel under which Digital Angel agreed to provide the Company with certain administrative transition services, including payroll, legal, finance, accounting, information technology, tax services, and services related to this offering. As compensation for these services, the Company agreed to pay Digital Angel; (i) approximately $62,000 per month for fixed costs allocable to these services, (ii) Digital Angel’s reasonable out-of-pocket direct expenses incurred in connection with providing these services that are not included in the agreement as a monthly fixed cost, (iii) Digital Angel’s expenses incurred in connection with services provided to the Company in connection with the initial public offering of the Company’s common stock, and (iv) any charges by third party service providers that may or may not be incurred as part of the offering and that are attributable to transition services provided to or for the Company.
On December 21, 2006, the Company and Digital Angel entered into an amended and restated transition services agreement, which became effective on February 14, 2007, the date of completion of the Company’s initial public offering of the Company’s common stock. Prior to that time, the initial transition services agreement remained in effect. The term of the amended and restated agreement will continue until such time as the Company requests Digital Angel to cease performing transition services, provided that Digital Angel is not obligated to continue to provide the transition services for more than twenty-four months following the effective date. Except for any request by the Company for Digital Angel to cease the performance of such transition services, subject to certain notice provisions, the agreement may not be terminated by either party except in the event of a material default in Digital Angel’s delivery of the transition services or in the Company’s payment for those services. The services provided by Digital Angel under the amended and restated transition services agreement are the same as those provided under the initial agreement. The estimated monthly charge for the fixed costs allocable to these services was increased, in early 2007, to approximately $72,000 per month, primarily as the result of an increased allocation for office space. In April 2007, the monthly charge was reduced to $40,000, primarily as the result of reductions in shared personnel costs. Effective January 1, 2008, the monthly cost was further reduced to $10,000 per month.
The terms of the transition services agreement and the amendment and restatement of the agreement were negotiated between certain of the Company’s executive officers and certain executive officers of Digital Angel. The Company’s and Digital Angel’s executive officers were independent of one another and the terms of the agreement were based upon historical amounts incurred by Digital Angel for payment of such services to third parties. Accordingly, the Company believes that it negotiated the best terms and conditions under the circumstances, however, these costs are not necessarily indicative of the costs which would be incurred by the Company as an independent stand- alone entity.
Management believes that the fees charged for these services are reasonable and consistent with what the expenses would have been on a stand-alone basis. The aggregate costs of these services to the Company were $0.1 million and $0.4 million in 2008 and 2007, respectively.
On August 20, 2008, the transition services agreement was terminated, effective as of September 30, 2008, with the Company making a final payment of $45,000 to Digital Angel, with no further obligation by either party.
Loan Agreement with Digital Angel
Prior to the date of our initial public offering, which was consummated on February 14, 2007, we financed a significant portion of our operations and investing activities primarily through funds that Digital Angel provided.
Through October 5, 2006, our loan with Digital Angel bore interest at the prevailing prime rate of interest as published by The Wall Street Journal, which as of September 30, 2006 was 8.25% per annum. On October 6, 2006, we entered into an amendment to the loan agreement which increased the principal amount available thereunder to $13.0 million and we borrowed an additional $2.0 million under the agreement to make the second purchase price payment for our acquisition of Instantel Inc. In connection with that amendment, the interest rate was also changed to a fixed rate of 12% per annum. That amendment further provided that the loan matured on July 1, 2008, but could be extended at the option of Digital Angel through December 27, 2010.

On January 19, 2007, February 8, 2007 and February 13, 2007, we entered into further amendments to the loan documents, which increased the maximum principal amount of indebtedness to $14.5 million. A portion of this increase was used to cover approximately $0.7 million of intercompany advances made to us by Digital Angel during the first week of January 2007. Upon the consummation of our initial public offering in February 2007, the loan ceased to be a revolving line of credit, and we have no ability to incur additional indebtedness under the loan documents. The interest accrued on the outstanding indebtedness at a rate of 12% per annum. On February 14, 2007, the closing date of our initial public offering, we were indebted to Digital Angel in the amount of $15.1 million, including $1.0 million of accrued interest and, in accordance with the terms of the loan agreement as most recently amended on February 13, 2007, we used $3.5 million of the net proceeds of our initial public offering to repay a portion of our indebtedness to Digital Angel. Effective with the payment of the $3.5 million, all interest which accrued on the loan as of the last day of each month, commencing with February 2007, was added to the principal amount. A final balloon payment equal to the outstanding principal amount then due under the loan plus all accrued and unpaid interest was due and payable on February 1, 2010.
The loan with Digital Angel was subordinated to our obligations under our credit agreement with the Lender and was collateralized by security interests in all of our property and assets, except as otherwise encumbered by the rights of the Lender.
In connection with the financing, the Company entered into a letter agreement with Digital Angel, dated February 29, 2008, under which the Company agreed, among other things, to prepay $5.3 million to Digital Angel, and to amend that certain letter agreement between the Company and Digital Angel dated as of December 20, 2007 (the “December 2007 Letter Agreement”). The December 2007 Letter Agreement provides that the Company will have until October 30, 2008 to prepay in full the entire outstanding principal amount to Digital Angel by paying to Digital Angel $10 million, less the $500,000 paid pursuant to the December 2007 Letter Agreement, less the $5.3 million paid in connection with this financing, less other principal payments made to reduce the outstanding principal amount between the date of the December 2007 Letter Agreement and the date of such prepayment, plus any accrued and unpaid interest between October 1, 2007, and the date of such prepayment. As a result of the $5.3 million payment, the Company was not required to make any further debt service payments to Digital Angel until September 1, 2009. The remaining outstanding principal after the $5.8 million paid (including the application of the $0.5 million paid pursuant to the December 2007 Letter Agreement), was $7.3 million.
On July 18, 2008, the Company paid $4.8 million to Digital Angel to satisfy the Company’s obligations under the loan agreement. As a result of this payment in July 2008, the Company recognized a $2.5 million gain on settlement of debt for the year ended December 31, 2008 and Digital Angel released all security interests it had in the assets of the Company.
An interest expense was incurred under the loan for $0.5 million in 2008 and $1.1 million in 2007.

Supply Agreement
The Company executed a supply and development agreement dated March 4, 2002 with Digital Angel covering the manufacture and supply of its implantable microchip.
On December 27, 2005, the Company entered into an amended and restated supply and development agreement with Digital Angel, which was further amended on May 9, 2007. Under this agreement, Digital Angel was the Company’s sole supplier of human implantable microchips.
On November 12, 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel. The terms of the APA included the sale to the Company of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. The Company also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to the Company’s VeriMed Health Link business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. The Company paid Digital Angel $500,000 at the closing of the APA, which was recorded to research and development expense. Pursuant to the APA, the supply agreement discussed above was terminated.
Letter Agreement with Digital Angel
On May 15, 2008, the Company entered into a Letter Agreement (the “May 2008 Agreement”) with Digital Angel under which the Company agreed, in exchange for Digital Angel’s consent to a voting agreement and guarantee agreement with The Stanley Works, to pay $250,000 as a fee for Digital Angel’s guarantee of certain obligations under the Stock Purchase Agreement and $250,000 for reimbursement of transactional costs incurred by Digital Angel in connection with the Xmark transaction. These costs were accounted for as transactional costs which were netted against the gain on the sale of Xmark in the year ended December 31, 2008.
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
As a result of Digital Angel’s sale of all of its shares of the Company to R & R Consulting Partners, LLC, on November 12, 2008, Digital Angel’s lender released the shares of the Company owned by Digital Angel from the pledge agreements between Digital Angel and its lender.
12 Discontinued Operations
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

The condensed results of operations of the Company’s discontinued operations for the years ended December 31, 2008 (which include the operations of Xmark through July 18, 2008) and December 31, 2007, were comprised of the following:

	Years Ended
	December 31,
	2008	2007
	(in thousands)
Revenue	$20,002	$32,030
Cost of sales	8,289	14,599

Gross profit	11,713	17,431

Selling, general and administrative expenses	9,093	10,329
Research and development expenses	2,277	4,573
Other (income) expense	(650)	502
Interest (income) expense	(27)	25

Income before income taxes	1,020	2,002

Provision for (benefit from) income taxes	233	(1,055)

Income from discontinued operations	$787	$3,057

The condensed balance sheets of the Company’s discontinued operations as of December 31, 2008 and 2007 were comprised of the following:

	December 31,	December 31,
	2008	2007
	(in thousands)
Current assets:
Cash	$—	$—
Accounts receivable	—	5,391
Deferred tax asset	—	216
Inventory	—	2,247
Other current assets	—	348

Total current assets	—	8,202

Property and equipment, net	—	840
Intangibles, net	—	16,752
Goodwill	—	15,776

Total assets	$—	$41,570

Current liabilities:
Line of credit	$—	$1,515
Accounts payable	—	1,517
Accrued expenses and other current liabilities	227	3,120
Income taxes payable	233	300
Deferred revenue	—	256

Total current liabilities	460	6,708

Deferred taxes	—	3,809

Total liabilities	$460	$10,517

Net (liabilities) assets from discontinued operations	$(460)	$31,053

13 Supplementary Cash Flow Information

	For the Years Ended
	December 31,
	2008	2007
Income taxes paid	$—	$—
Interest paid	285	—

	$285	$—

In the years ended December 31, 2008 and 2007, the Company had the following non-cash investing and financing activities:

	Years Ended
	December 31,
	2008	2007
Non-cash financing and investing activities:
Offering costs	$—	$440
Debt financing costs	331	—

	$331	$440

EXHIBIT INDEX

Exhibit No.		Description

2.1		Stock Purchase Agreement, dated May 15, 2008, between VeriChip Corporation and The Stanley Works (12)

2.2		Voting Agreement, dated May 15, 2008, between Applied Digital Solutions, Inc. and The Stanley Works (12)

2.3		Voting Agreement, dated May 15, 2008, between Scott R. Silverman and The Stanley Works (12)

3.1		Second Amended and Restated Certificate of Incorporation of VeriChip Corporation filed with the Secretary of State of Delaware on December 18, 2006 (1)

3.2		Amended and Restated By-laws of VeriChip Corporation adopted as of December 12, 2005 (1)

4.1		Form of Specimen Common Stock Certificate (1)

10.1	*	VeriChip Corporation 2002 Flexible Stock Plan, as amended through December 21, 2006 (4)

10.2	*	VeriChip Corporation 2005 Flexible Stock Plan, as amended through December 21, 2006 (4)

10.3	*	Form of Restricted Stock Award Agreement (4)

10.4	*	Form of Non-Qualified Stock Option Award Agreement (4)

10.5		Commercial Loan Agreement dated as of December 27, 2005 between VeriChip Corporation and Digital Angel Corporation (1)

10.6		Revolving Line of Credit Note Working Capital of VeriChip Corporation dated as of December 27, 2005 (1)

10.7		Security Agreement dated as of December 27, 2005 between VeriChip Corporation and Digital Angel Corporation (1)

10.8		First Amendment to Commercial Loan Agreement dated as of October 6, 2006 between Digital Angel Corporation and VeriChip Corporation (1)

10.9		First Amendment to Security Agreement dated as of October 6, 2006 between Digital Angel Corporation and VeriChip Corporation (1)

10.10		Second Amendment to Commercial Loan Agreement dated as of January 19, 2007 between Digital Angel Corporation and VeriChip Corporation (1)

10.11		Second Amendment to Security Agreement dated as of January 19, 2007 between Digital Angel Corporation and VeriChip Corporation (1)

10.12		Third Amendment to Commercial Loan Agreement dated as of February 8, 2007 between Digital Angel Corporation and VeriChip Corporation (1)

10.13		Third Amended and Restated Revolving Line of Credit Note dated as of February 8, 2007 between Digital Angel Corporation and VeriChip Corporation (1)

10.14		Amendment to Third Amended and Restated Revolving Line of Credit Note dated as of February 29, 2008 between VeriChip Corporation and Digital Angel Corporation (11)

Exhibit No.		Description

10.15		Third Amendment to Security Agreement dated as of February 8, 2007 between Digital Angel Corporation and VeriChip Corporation (1)

10.16		Fourth Amendment to Commercial Loan Agreement and Security Agreement dated as of February 13, 2007 between Digital Angel Corporation and VeriChip Corporation (2)

10.17	†	Amended and Restated Supply, License and Development Agreement dated as of December 27, 2005 between VeriChip Corporation and Digital Angel Corporation (1)

10.18	†	First Amendment to Amended and Restated Supply, License and Development Agreement dated as of May 9, 2007 between the Registrant and Digital Angel Corporation. (5)

10.19	*	Letter Agreement dated as of August 11, 2005 between VeriChip Corporation and Daniel A. Gunther (1)

10.20	*	Amendment to Letter Agreement dated as of March 2, 2007 between VeriChip Corporation and Daniel A. Gunther (3)

10.21	*	2007 Senior Management Incentive Plan for Daniel A. Gunther dated as of March 2, 2007 (3)

10.22	*	VeriChip Corporation Executive Management Change in Control Plan dated March 2, 2007 (3)

10.23	*	VeriChip Corporation Executive Management Incentive Plan dated April 2, 2007 (4)

10.24	*	VeriChip Corporation 2007 Stock Incentive Plan, as amended and restated

10.25	*	Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (7)

10.26		Consulting Agreement dated as of August 8, 2007 between VeriChip Corporation and Randolph K. Geissler (7)

10.27		Registration Rights Agreement between VeriChip Corporation and Kallina Corporation, dated August 31, 2007 (8)

10.28	*	Form of Stock Award Agreement (9)

10.29		Letter Agreement, dated December 20, 2007, between VeriChip Corporation and Digital Angel Corporation (10)

10.30		Securities Purchase Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation, Valens Offshore SPV II, Corp. and LV Administrative Services, Inc. (11)

10.31		Secured Term Note dated as of February 29, 2008 by VeriChip Corporation and Xmark Corporation in favor of Valens Offshore SPV II, Corp. (11)

10.32		Master Security Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (11)

10.33		Stock Pledge Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (11)

10.34		Intellectual Property Security Agreement dated as of February 29, 2008 among VeriChip Corporation, Xmark Corporation and LV Administrative Services, Inc. (11)

10.35		Letter Agreement dated as of February 29, 2008 between VeriChip Corporation and Digital Angel Corporation (11)

10.36		Guarantee, dated May 15, 2008, between Digital Angel Corporation and The Stanley Works (12)

Exhibit No.		Description

10.37		Letter Agreement, dated May 15, 2008, between VeriChip Corporation and Digital Angel Corporation (12)

10.38		Separation Agreement, dated May 15, 2008, between VeriChip Corporation and Scott R. Silverman (12)

10.39		Letter Agreement, dated May 15, 2008, between VeriChip Corporation and William J. Caragol (12)

10.40		Amendment to Separation Agreement, dated July 9, 2008, between VeriChip Corporation and Scott R. Silverman (13)

10.50		Asset Purchase Agreement, dated November 12, 2008, among VeriChip Corporation, Digital Angel Corporation and Destron Fearing Corporation (14)

10.51	*	Letter Agreement, dated December 31, 2008, between VeriChip Corporation and William J. Caragol (15)

10.52	*	Letter Agreement, dated December 31, 2008, between VeriChip Corporation and Scott R. Silverman (15)

21.1		List of Subsidiaries of VeriChip Corporation

23.1		Consent of Eisner LLP

31.1		Certification by William J. Caragol, Acting Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2		Certification by William J. Caragol, Acting Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by VeriChip Corporation (Registration No. 333-130754).

(2)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on February 15, 2007.

(3)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on March 8, 2007.

(4)	Incorporated by reference to the Annual Report on Form 10-K previously filed by VeriChip Corporation on April 2, 2007.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q previously filed by VeriChip Corporation on May 15, 2007.

(6)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on June 20, 2007.

(7)	Incorporated by reference to the Quarterly Report on Form 10-Q previously filed by VeriChip Corporation on August 8, 2007.

(8)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on September 7, 2007.

(9)	Incorporated by reference to the Quarterly Report on Form 10-Q previously filed by VeriChip Corporation on November 8, 2007.

(10)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on December 21, 2007.

(11)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on March 5, 2008.

(12)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on May 16, 2008.

(13)	Incorporated by reference to the Form 10-Q filed by VeriChip Corporation on August 14, 2008.

(14)	Incorporated by reference to the Form 10-Q filed by VeriChip Corporation on November 14, 2008.

(15)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on January 6, 2009.

*	Management contract or compensatory plan.

†	Confidential treatment has been obtained with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.