Form 10-Q
period 2009-03-31
VeriChip CORP
filed 2009-05-14
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33297
VERICHIP CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-1637809
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1690 South Congress Avenue, Suite 200	(561) 805-8008
Delray Beach, Florida 33445	(Registrant’s telephone number, including area code)
(Address of principal executive offices,
including zip code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 11, 2009 is as follows:

Class	Number of Shares

Common Stock: $0.01 Par Value	13,760,628

VERICHIP CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
VERICHIP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash	$2,211	$3,229
Accounts receivable	—	—
Inventories, net of allowance	—	—
Prepaid expenses and other current assets	251	275

Total Current Assets	2,462	3,504

Equipment, net of accumulated depreciation	36	39
Restricted cash	4,548	4,543

	$7,046	$8,086

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$342	$72
Accrued expenses and other current liabilities	245	634
Current liabilities from discontinued operations	400	460

Total Current Liabilities	987	1,166
Deferred gain	4,500	4,500

Total Liabilities	5,487	5,666

Commitments and contingencies

Stockholders’ Equity:
Capital stock:
Preferred stock, Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	—	—
Common stock, Authorized 40,000 shares, of $.01 par value; issued and outstanding 14,110 and 11,730 shares at March 31, 2009 and December 31, 2008, respectively	141	117
Additional paid-in capital	44,875	44,410
Accumulated deficit	(43,457)	(42,107)

Total Stockholders’ Equity	1,559	2,420

	$7,046	$8,086

See accompanying notes to unaudited condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Revenue	8	4

Cost of sales	—	—

Gross profit	8	4

Operating expenses:
Selling, general and administrative	1,370	3,250
Research and development	—	162

Total operating expenses	1,370	3,412

Operating loss	(1,362)	(3,408)

Interest income and other income (expense), net	12	(145)
Interest expense	—	(361)

Total other income (expense)	12	(506)

Loss from continuing operations	(1,350)	(3,914)
Income from discontinued operations	—	1,071

Net loss	$(1,350)	$(2,843)

Net loss per common share from continuing operations — basic and diluted	$(0.11)	$(0.41)
Net income per common share from discontinued operations — basic and diluted	—	0.11

Net loss per common share — basic and diluted	$(0.11)	$(0.30)

Weighted average number of shares outstanding — basic and diluted	12,043	9,604

See accompanying notes to unaudited condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2009
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Loss	Equity

Balance December 31, 2008	11,730	$117	$44,410	$(42,107)	$—	$2,420
Net loss	—	—	—	(1,350)	—	(1,350)
Stock based compensation	1,520	15	224	—	—	239
Issuance of shares for settlement of litigation	860	9	241	—	—	250

Balance March 31, 2009	14,110	$141	$44,875	$(43,457)	$—	$1,559

See accompanying notes to unaudited condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,350)	$(2,843)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8	18
Stock based compensation	239	881
Accrued interest	—	276
Gain on sale of fixed asset	(1)	—
Issuance of shares for settlement of litigation	250	—
Non cash interest income	(5)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	32
Increase in inventories	—	(11)
Decrease in prepaid expenses and other current assets	24	106
(Decrease) increase in accounts payable and accrued expenses	(119)	149
Net cash used in discontinued operations	(60)	(1,241)

Net cash used in operating activities	(1,014)	(2,633)

Cash flows from investing activities:
Purchase of equipment	(9)	(10)
Proceeds from sale of equipment	5	—
Net cash used by discontinued operations	—	(62)

Net cash used in investing activities	(4)	(72)

Cash flows from financing activities:
Debt financing	—	8,000
Deferred financing costs	—	(495)
Principal payments to stockholder on long term debt	—	(5,600)
Issuance of common shares	—	29
Net cash used in discontinued operations	—	(1,515)

Net cash provided by financing activities	—	419

Net decrease in cash	(1,018)	(2,286)
Cash, beginning of period	3,229	7,221

Cash, end of period	$2,211	$4,935

See accompanying notes to unaudited condensed consolidated financial statements.

VERICHIP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. Business and Basis of Presentation
VeriChip Corporation (the “Company,” “us,” “we,” or “our”) is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002. On February 14, 2007, the Company completed an initial public offering of its common stock, selling 3,100,000 shares of its common stock at a price of $6.50 per share.
The Company has historically developed, marketed, and sold radio frequency identification (frequently referred to as RFID) systems used for the identification and protection of people in the healthcare market. The Company’s VeriMed Health Link system uses the human-implantable passive RFID microchip that is used in patient identification applications, securely linking a patient to their personal health record as maintained in the Company’s proprietary database. Each implantable Health Link microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed Health Link system for use in medical applications in the United States.
On March 5, 2009, the Company established a new division to evaluate clean and alternative energy companies for potential strategic transactions or investment and as a result established a new subsidiary, VeriGreen Energy Corporation. The Company incurred costs of $0.3 million, primarily consisting of transaction costs related to the evaluation of several strategic opportunities and organization costs.
On March 17, 2009, the Company entered into an exclusive development and supply agreement with Medical Components, Inc. (“Medcomp”). Pursuant to the agreement, the Company will develop and manufacture a new, smaller RFID microchip, and Medcomp will purchase the microchip from the Company for inclusion in Medcomp’s vascular access product lines. The initial term of the agreement is from March 17, 2009 until five years after the later to occur of (i) the microchip being ready for production, or (ii) 510k approval of the microchip by the FDA. The Company will receive a product development fee for the timely development of the new microchip, and Medcomp will have certain minimum purchase requirements during the term of the agreement. If all of the minimum purchase requirements are met, the total value of the contract will exceed $3 million. Additionally, Medcomp will be responsible for obtaining any necessary regulatory approvals for use of the product. Subsequent to March 31, 2009, the Company completed the product development and received the fee relating to the arrangement. The fee, net of incurred expenses, resulted in nominal net cash inflow for the Company.
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2009 and December 31, 2008 (the December 31, 2008, financial information included in this report has been extracted from the Company’s audited financial statements included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2008), and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. Certain items in the March 31, 2008 periods have been reclassified for comparative purposes.
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
The unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Stock-Based Compensation
(tabular information in thousands)
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
The Company recorded compensation expense, related to stock options, of approximately $2 and $123 for the three months ended March 31, 2009 and 2008, respectively.
In December 2008, the Company authorized the grant of approximately 518 shares of its restricted common stock to Mr. Caragol, its acting chief financial officer in lieu of salary. The shares vest according to the following schedule: (i) 20% vested on the grant date, and (ii) 80% shall vest on January 1, 2010. In the event of a change in control and if Mr. Caragol is terminated without cause, the shares will immediately vest. The shares are subject to forfeiture in the event Mr. Caragol is terminated for cause. Compensation expense of $146 was recorded in the three months ended March 31, 2009 for these shares.
In December 2008, the Company authorized the grant of 602 shares of its restricted common stock to Mr. Silverman, its executive chairman in lieu of salary. If Mr. Silverman remains involved in the day-to-day management of the Company, the shares will vest upon the earlier to occur of: (i) January 1, 2010, or (ii) a change in control of the Company. The shares are subject to forfeiture in the event that Mr. Silverman fails to remain involved in the day-to-day management of the Company. Compensation expense of $55 was recorded in the three months ended March 31, 2009 for these shares.
In December 2008, the Company issued 400 shares of its restricted common stock to members of the board of directors, which vest on January 1, 2010. The Company determined the value of the stock to be approximately $100 based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $36 in the three months ended March 31, 2009 associated with this restricted stock.
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
3. Inventories

	March 31,	December 31,
	2009	2008
Raw materials	$161	$161
Work in process	—	—
Finished goods	52	52

	213	213
Allowance for excess and obsolescence	(213)	(213)

	$—	$—

4. Stockholders’ Equity
Stock Option Plans
In April 2002, the Company’s board of directors approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares, may be granted is approximately 2.0 million. As of March 31, 2009, approximately 1.7 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan and 0.3 million of the options or shares granted were outstanding as of March 31, 2009, all of which are fully vested. As of March 31, 2009, no SARs have been granted and 0.3 million shares may still be granted under the VeriChip 2002 Plan.
On April 27, 2005, the board of directors of Digital Angel Corporation (“Digital Angel”), the Company’s former majority stockholder, approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of March 31, 2009, approximately 0.3 million options have been granted under the VeriChip 2005 Plan and 0.2 million of the options were outstanding. Approximately 0.2 million of the options are fully vested and expire up to nine years from the vesting date. As of March 31, 2009, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan. Under the VeriChip 2007 Plan, the number of shares for which options, SARs or performance shares could be granted was 1.0 million. On December 16, 2008, the Company’s stockholders approved an amendment to the VeriChip 2007 Plan to include an additional 2.0 million shares that may be granted. As of March 31, 2009, approximately 2.4 million options and shares have been granted. As of March 31, 2009, no SARs have been granted and 0.6 million shares may still be granted under the VeriChip 2007 Plan.
In addition, as of March 31, 2009, options exercisable for approximately 0.3 million shares of the Company’s common stock have been granted outside of the Company’s plans. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.
In the three months ended March 31, 2009, no options were granted under the VeriChip 2007 Plan. In the three months ended March 31, 2009, no equity was granted under the VeriChip 2002 Plan or the VeriChip 2005 Plan. In the three months ended March 31, 2008, no options and 0.6 million shares were granted. In the three months ended March 31, 2008, 0.1 million options and 0.2 million options were granted under the VeriChip 2002 Plan and VeriChip 2005 Plan, respectively. In the three months ended March 31, 2008, compensation expense of 0.9 million was recorded.
A summary of option activity under the Company’s option plans as of March 31, 2009, and changes during the three months then ended is presented below (in thousands, except per share amounts):

		Weighted Average
	Number of	Exercise Price Per
	Options	Share
Outstanding on January 1, 2009	1,225	$4.52
Granted	—	—
Exercised	—	—
Forfeited	221	0.57

Outstanding on March 31, 2009	1,004	5.39

Exercisable on March 31, 2009 (1)	834	6.41

Shares available on March 31, 2009 for options and common shares that may be granted	836

(1)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $0.42 at March 31, 2009. As of March 31, 2009, the aggregate intrinsic value of all options outstanding was $13,000.

The following table summarizes information about stock options at March 31, 2009 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of		Contractual	Price Per		Price Per
Exercise Prices	Shares	Life (years)	Share	Shares	Share
$0.0000 to $2.0250	226	8.4	$0.55	56	$1.10
$4.0501 to $6.0750	348	7.4	5.59	348	5.59
$6.0751 to $8.1000	318	4.6	7.08	318	7.08
$8.1001 to $10.1250	106	5.8	9.24	106	9.24
$18.2251 to $20.2500	6	3.8	20.25	6	20.25

	1,004	6.5	$5.39	834	$6.41

The Black-Scholes model, which the Company used to determine compensation expense, required the Company to make several key judgments including:
•	the value of the Company’s common stock;

•	the expected life of issued stock options;

•	the expected volatility of the Company’s stock price;

•	the expected dividend yield to be realized over the life of the stock option; and

•	the risk-free interest rate over the expected life of the stock options.
The Company prepared these estimates based upon its historical experience, the stock price volatility of comparable publicly-traded companies and its best estimation of future conditions.
5. Loss per Common Share
A reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows:

	For the Three Months Ended
	March 31,
	2009	2008

Numerator:
Numerator for basic and diluted loss per share:
Loss from continuing operations	(1,350)	(3,914)
Net income from discontinued operations	—	1,071

Net loss	$(1,350)	$(2,843)

Denominator:
Denominator for basic and diluted loss per share:
Weighted average shares outstanding basic and diluted	12,043	9,604

Net loss per common share from continuing operations — basic and diluted	$(0.11)	$(0.41)

Net income per common share from discontinued operations — basic and diluted	—	0.11

Basic and diluted loss per share	$(0.11)	$(0.30)

The following stock options and restricted stock outstanding as of March 31, 2009 and 2008 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2009	2008

Stock options	1,004	1,832
Restricted common stock	1,417	1,187

	2,421	3,019

6. Income Taxes
The Company had an effective tax rate of nil for the three months ended March 31, 2009 and 2008. The Company incurred losses before taxes for the three months ended March 31, 2009 and 2008. However, its has not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as the Company has determined that a valuation allowance against its net U.S. deferred tax assets was appropriate based primarily on its historical operating results.
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
The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.
The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the three months ended March 31, 2009 and 2008, there was no such interest or penalty.
7. Legal proceedings
The Company is engaged in certain legal actions and management believes that the ultimate outcome of these actions will not have a material adverse effect on the Company’s operating results, liquidity or financial position.

Artigliere
On July 8, 2008, a lawsuit was filed against the Company and Digital Angel by Jerome C. Artigliere, a former executive of the Company and Digital Angel. The lawsuit was filed in the Circuit Court of the 15th Judicial Circuit in Palm Beach County, Florida, and alleged that Mr. Artigliere held options to acquire 950,000 shares of the Company’s common stock at an exercise price of $0.05 per share and that he was denied the right to exercise those options. The complaint alleged causes of action for breach of contract against the Company and Digital Angel, sought declaratory judgments clarifying Mr. Artigliere’s alleged contractual rights, and sought an injunction enjoining the vote of the stockholders at special meeting of our shareholders that took place on July 17, 2008, on the sale of Xmark. On September 12, 2008, Mr. Artigliere amended his complaint to add a claim for unpaid wages against the Company and Digital Angel and to add related claims against several former officers and directors of the Company and Digital Angel.
On March 3, 2009, the Company entered into a settlement agreement and general release related to the Artigliere lawsuit. Under the settlement agreement, the Company agreed, among other things, to issue shares of its common stock to Mr. Artigliere or his designees valued at $250,000. Additionally, the Company’s obligation under the settlement agreement includes a payment to Mr. Artigliere of $275,000. The Company previously accrued $0.3 million in conjunction with this matter at December 31, 2008. The settlement agreement also contains a confidentiality clause, which if breached could give the Company the ability to reclaim amounts from Plaintiff.
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
8. Related Party Transactions
Agreements with Steel Vault
The Company shares a common ownership, or control group, with Steel Vault Corporation (“Steel Vault”) a public company, formerly known as IFTH Acquisition Corp. R & R Consulting Partners, LLC, a holding company owned and controlled by Scott R. Silverman, and Mr. Silverman currently own on a combined basis, approximately 50% of the Company’s outstanding common stock. As of May 7, 2009, R & R Consulting Partners, LLC and Mr. Silverman owned, directly or indirectly, approximately 43% of Steel Vault’s outstanding common stock, including the 2,570,000 shares that are directly owned by Blue Moon Energy Partners LLC (“Blue Moon”). Mr. Silverman, the Company’s executive chairman of the board, is a manager and controls a member of Blue Moon (i.e., R & R Consulting Partners, LLC). William J. Caragol, the Company’s acting chief financial officer, acting treasurer and secretary, is also a manager and member of Blue Moon.

On October 8, 2008, Steel Vault entered into a sublease with Digital Angel for its corporate headquarters located in Delray Beach, Florida, consisting approximately 7,911 feet of office space, which space the Company shares with Steel Vault. The rent for the entire twenty-one-month term of the sublease is $158,000, which Steel Vault paid in one lump sum upon execution of the sublease. The Company reimbursed Steel Vault for one-half of the sublease payment, representing the Company’s share of the total cost of the sublease. In addition, in order to account for certain shared services and resources, the Company and Steel Vault operate under a shared services agreement, in connection with which Steel Vault currently pays the Company $8,000 a month.
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
Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008 and include:
•	our ability to continue listing our common stock on the Nasdaq Stock Market (“Nasdaq”);

•	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	uncertainty as to whether a market for our VeriMed Heath Link system will develop and whether we will be able to generate more than a nominal level of revenue from this business;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	market acceptance of our VeriMed Health Link system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed Health Link system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•	our ability to provide uninterrupted, secure access to the VeriMed database; and

•	our ability to establish and maintain proper and effective internal accounting and financial controls.
You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2008.
We have historically developed, marketed, and sold radio frequency identification (frequently referred to as RFID) systems used for the identification and protection of people in the healthcare market. Our VeriMed Health Link system uses the human-implantable passive RFID microchip that is used in patient identification applications, securely linking a patient to their personal health record as maintained in the our proprietary database. Each implantable Health Link microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared our VeriMed Health Link system for use in medical applications in the United States.
Recent Developments
In March 2009, the Company established a new division to evaluate clean and alternative energy companies for potential strategic transactions or investment and as a result established a new subsidiary, VeriGreen Energy Corporation (“VeriGreen”).
On March 17, 2009, we entered into an exclusive development and supply agreement with Medcomp. Pursuant to the agreement, we will develop and manufacture a new, smaller RFID microchip, and Medcomp will purchase the microchip from us for inclusion in Medcomp’s vascular access product lines. The initial term of the agreement is from March 17, 2009 until five years after the later to occur of (i) the microchip being ready for production, or (ii) 510k approval of the microchip by the FDA. We received a product development fee for the timely development of the new microchip, and Medcomp will have certain minimum purchase requirements during the term of the agreement. If all of the minimum purchase requirements are met, the total value of the contract will exceed $3 million. Additionally, Medcomp will be responsible for obtaining any necessary regulatory approvals for use of the product.
We continue to focus on both our healthcare business including our VeriMed Health Link business, and the possible development of the glucose sensing microchip, and strategic opportunities in the clean and alternative energy sectors.
Results of Operations
Through March 31, 2009, we have recorded nominal revenue from sales of our VeriMed Health Link system. Over time, we expect that sales of our VeriMed Health Link system may become a significant part of our revenue, although there can be no assurance that they will.
During 2008 and 2009, we marketed our VeriTrace system, which uses our implantable microchip and wirelessly integrates with a Ricoh® digital camera for accurate identification of human and associated evidentiary items.
During the three months ended March 31, 2009, we focused our resources on the process of evaluating the timing and nature of our future investments and expenditures related to our VeriMed Health Link, VeriTrace and VeriGreen businesses. During this time we have undertaken a cost reduction program to maximize the amount of capital that we will have available to pursue business opportunities in the healthcare and energy sectors.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenue
Revenue for the three months ended March 31, 2009 and 2008 were $8,000 and $4,000, respectively primarily from the sale of our VeriTrace systems.

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
Selling, general and administrative expense decreased $1.9 million to $1.4 million for the three months ended March 31, 2009 as compared to $3.3 million for the three months ended March 31, 2008. The decrease was a result of staff reductions and reduction in other overhead costs most significantly in the areas of sales and marketing. During the three months ended March 31, 2009, we incurred $0.3 million related to legal settlements and $0.2 million related to transactional costs related to the evaluation of several strategic opportunities.
During the three months ended March 31, 2009 and 2008, we incurred stock-based compensation expense of $0.2 million and $0.9 million, respectively.
Liquidity and Capital Resources
As of March 31, 2009, unrestricted cash totaled $2.2 million compared to unrestricted cash of approximately $3.2 million at December 31, 2008. As of March 31, 2009, we also had restricted cash of $4.5 million, which supports a twelve month escrow agreement with The Stanley Works, stemming from our sale of Xmark Corporation, our wholly-owned Canadian subsidiary. The escrow period expires July 18, 2009.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $1.0 million and $2.6 million during the three months ended March 31, 2009 and 2008, respectively. For each of the periods presented, cash was used primarily to fund operating losses, and payments of accounts payable and accrued expenses, as well as cash used to fund discontinued operations.
Cash Flows from Investing Activities
Investing activities used cash of $4,000 and $72,000 during the three months ended March 31, 2009 and 2008, respectively, which was used to purchase equipment, partially offset in 2008 by cash inflows related to discontinued operations investing activity.
Cash Flows from Financing Activities
Financing activities provided cash of nil and $0.4 million during the three months ended March 31, 2009 and 2008, respectively. In the three months ended March 31, 2008, cash of $6.5 million was provided from net borrowings, primarily from an $8.0 million financing, offset by $1.5 million used to pay debt for our discontinued operations. Cash of $5.6 million, net of borrowings of $1.3 million, was paid to Digital Angel in the three months ended March 31, 2008 to repay long term debt.
Financial Condition
As of March 31, 2009, we had working capital of approximately $1.4 million and an accumulated deficit of $43.5 million compared to a working capital of approximately $2.3 million and an accumulated deficit of approximately $42.1 million as of December 31, 2008. The decrease in working capital was primarily due to operating losses, described above.
We believe that with the cash we have on hand and the restricted cash, we will have sufficient funds available to cover our cash requirements through the next twelve months.
Impact of Recently Issued Accounting Standards
In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS 160 changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The adoption of SFAS 160 had no impact on the Company’s condensed financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R also requires that an acquirer recognized the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. SFAS 141R will be applied prospectively for acquisitions beginning in 2009 or thereafter. The Company expensed $0.2 million of due diligence costs relating to a potential acquisition target during the period ended March 31, 2009.
In May 2008, FASB issued Statement 163, “Accounting for Financial Guarantee Insurance Contracts”. This new standard clarifies how FAS Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 163 to have any impact on our consolidated financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.
Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2009. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2009 based on the disclosure controls evaluation.
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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
The information set forth in Note 7 to the Condensed Financial Statements in Part I, Item I is incorporated herein by reference.
Item 1A. Risk Factors.
We have failed to meet applicable Nasdaq Stock Market requirements. As a result, our stock could be delisted by the Nasdaq Stock Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our businesses.
On October 21, 2008, we received a letter from Nasdaq indicating that we are not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to October 16, 2008, the bid price of our common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Marketplace Rule 5450 (the “Rule”) and, our common stock had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5 million as required for continued inclusion by the Rule. On November 17, 2008, we received a notice from Nasdaq indicating that our stockholders’ equity at September 30, 2008 was less than the $10 million in stockholders’ equity required for continued listing on The Nasdaq Global Market under Marketplace Rule 5450(b)(1)(A). In its notice, Nasdaq requested that we provide our plan to achieve and sustain compliance with the continued listing requirements of The Nasdaq Global Market, including the minimum stockholders’ equity requirement, before December 2, 2008, which we complied with. On February 27, 2009, we filed an application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market.
On March 5, 2009, we received a notice from Nasdaq indicating that we had not evidenced compliance with the $10 million in stockholders’ equity requirement for continued listing on the Nasdaq Global Market under Marketplace Rule 5450(b)(1)(A), and that we do not currently meet the requirements for continued listing on The Nasdaq Capital Market because our stockholders’ equity at December 31, 2008 of $2.4 million is below the $2.5 million requirement under Marketplace Rule 5550(b). As a result, our securities are subject to delisting. We appealed the Nasdaq staff’s determination and requested an oral hearing before a Nasdaq Listing Qualifications Panel, which temporarily stayed the delisting of our common stock. Our hearing took place on April 23, 2009 and we expect to receive a determination from the Nasdaq within approximately 30 days regarding whether we can transfer our listing to the Nasdaq Capital Market, based primarily on the $4.5 million deferred gain, expected to be recognized in the next ninety days, currently recorded on our balance sheet resulting from our sale of Xmark in July 2008.
Given the current market conditions, Nasdaq suspended enforcement of the bid price and market value of publicly held shares requirements for all companies listed on Nasdaq through and including Sunday, July 19, 2009. Following the reinstatement of these rules, and in accordance with Marketplace Rule 5810(c)(3), we have 180 calendar days from Monday, July 20, 2009, or until January 16, 2010, to regain compliance with the bid price requirement. Following the reinstatement of these rules, and in accordance with Marketplace Rule 5810(c)(3), we have 90 calendar days from July 20, 2009, or until October 18, 2009, to regain compliance with the market value requirements. The Nasdaq has extended the suspension of the rules three times in the last twelve months and may decide to extend the suspended bid price and market cap requirements, given current market conditions.
If, at anytime before January 16, 2010, including during the suspension period, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written notification that we have achieved compliance with the Rule. However, if we do not regain compliance with the Rule by January 16, 2010, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we may appeal the Nasdaq staff’s determination to delist our securities to a Listing Qualifications Panel.
If, at anytime before October 18, 2009, the MVPHS of our common stock is $5,000,000 or greater for a minimum of ten (10) consecutive trading days, the Nasdaq staff will provide written notification that we comply with the Rule. If compliance with the Rule cannot be demonstrated by October 18, 2009, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel.

If our common stock is delisted from the Nasdaq Stock Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the OTC Bulletin Board. Delisting would adversely affect the market liquidity of our common stock and harm our business and may hinder or delay our ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.
We intend to develop a renewable energy business, a line of business in which we have limited experience, from which we may never recover our investment or realize a profit.
After several months of examining a variety of opportunities in the energy sector, we established a new division to evaluate clean and alternative energy companies for potential strategic transactions or investment and as a result established a new subsidiary, VeriGreen. Following the enactment of the American Recovery and Reinvestment Act of 2009, which will invest nearly $79 billion in renewable energy, energy efficiency and green transportation, we intend to invest in clean and alternative energy businesses to complement our existing healthcare initiatives.
We have limited experience in the renewable energy sector. In addition to our capital investment, our management’s focus will also be directed towards this new business. We are presently, and will likely continue to be for some time, able to rely only upon our current management and directors for assistance in executing our business plan. While these individuals are highly experienced in business generally they have limited experience in the renewable energy industry. This lack of experience may hinder our ability to fully implement our business plan in a timely and cost efficient manner, which, in turn, may adversely affect our potential success and profitability. There can be no assurance that we will recover our investment in this new business, that we will realize a profit from this new business or that diverting our management’s attention to this new business will not have an adverse effect on our existing VeriMed Health Link business, any of which results may have an adverse effect on our results of operations, financial condition and prospects.
Item 5. Other Information.
On May 8, 2009, we, as the sole stockholder of VeriGreen, and the board of directors of VeriGreen approved and adopted the VeriGreen Energy Corporation 2009 Flexible Stock Plan (the “VeriGreen Plan”), under which employees, including officers and directors, and consultants of VeriGreen or an affiliate, including VeriChip, may receive awards. Awards under the VeriGreen Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and cash awards. The purposes of the VeriGreen Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants, to promote the success of our and VeriGreen’s businesses and to link participants directly to stockholder interests through increased stock ownership in VeriGreen.
The VeriGreen Plan may be administered by the entire VeriGreen board of directors or by a compensation committee of the board of directors (the “Administrator”). Subject to the provisions of the VeriGreen Plan, the Administrator has the power to determine the terms of each award granted, including the exercise price, the number of VeriGreen shares subject to the award and the exercisability thereof.
The aggregate number of shares of VeriGreen common stock that may be subject to awards under the VeriGreen Plan, subject to adjustment upon a change in capitalization, is 3,000,000 shares. Such shares of common stock may be authorized, but unissued, or reacquired shares of common stock. Shares of common stock that were subject to VeriGreen Plan awards that expire or become unexercisable without having been exercised in full shall become available for future awards under the VeriGreen Plan.
The foregoing description of the VeriGreen Plan is qualified in its entirety by reference to the actual terms of the VeriGreen Plan, which are filed with this Quarterly Report as Exhibit 10.3.
Item 6. Exhibits.
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VERICHIP CORPORATION (Registrant)
Date: May 14, 2009	By:	/s/ William J. Caragol
William J. Caragol
Acting Chief Financial Officer (Duly Authorized Officer)

Exhibit Index

Exhibit
Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of VeriChip Corporation filed with the Secretary of State of Delaware on December 18, 2006 (1)
3.2		Amended and Restated By-laws of VeriChip Corporation adopted as of December 12, 2005(1)
4.1		Form of Specimen Common Stock Certificate (1)
10.1	*
Settlement Agreement and General Release, dated March 3, 2009, among VeriChip Corporation, Jerome C. Artigliere, Clark & Martino, P.A., Baker & Hostetler, LLP, Digital Angel Corporation, Scott Silverman, Michael Krawitz and Kevin McLaughlin

10.2	*†	Development and Supply Agreement, dated March 17, 2009, between VeriChip Corporation and Medical Components, Inc.
10.3	*	VeriGreen Energy Corporation 2009 Flexible Stock Plan
10.4		Letter Agreement, dated December 31, 2008, between VeriChip Corporation and William J. Caragol(2)
10.5		Letter Agreement, dated March 27, 2009, between VeriChip Corporation and William J. Caragol(3)
31.1	*	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by VeriChip Corporation (Registration No. 333-130754).

(2)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on January 6, 2009.

(3)	Incorporated by reference to the Form 8-K previously filed by VeriChip Corporation on March 30, 2009.