Form 10-Q
period 2009-06-30
VeriChip CORP
filed 2009-08-13
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 11, 2009 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	13,760,628

VERICHIP CORPORATION

PART I — CONDENSED FINANCIAL INFORMATION	1

Item 1. Condensed Financial Statements	1

Condensed Consolidated Balance Sheets — June 30, 2009 and December 31, 2008	1

Unaudited Condensed Consolidated Statements Of Operations — Three and Six Months Ended June 30, 2009 and 2008	2

Unaudited Condensed Consolidated Statement Of Stockholders’ Equity —Six Months Ended June 30, 2009	3

Unaudited Condensed Consolidated Statements Of Cash Flows — Six Months Ended June 30, 2009 and 2008	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T. Controls and Procedures	22

PART II — OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 6. Exhibits	23

SIGNATURE	24

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
VERICHIP CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash	$1,165	$3,229
Restricted Cash	4,434	—
Prepaid expenses and other current assets	232	275

Total Current Assets	5,831	3,504

Equipment, net of accumulated depreciation	30	39
Restricted cash	—	4,543
Investment in Steel Vault — Warrant	62	—
Note Receivable from Steel Vault	468	—

	$6,391	$8,086

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$251	$72
Accrued expenses and other current liabilities	948	1,094

Total Current Liabilities	1,199	1,166
Deferred gain	—	4,500

Total Liabilities	$1,199	$5,666

Commitments and contingencies

Stockholders’ Equity:
Capital stock:
Preferred stock, Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	—	—
Common stock, Authorized 40,000 shares of $.01 par value; issued and outstanding 13,760 and 11,730 shares at June 30, 2009 and December 31, 2008, respectively	137	117
Additional paid-in capital	44,996	44,410
Accumulated deficit	(39,965)	(42,107)
Other Comprehensive Income	24	—

Total Stockholders’ Equity	5,192	2,420

	$6,391	$8,086

See accompanying notes to unaudited condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$49	$32	$57	$35
Cost of goods sold	19	61	19	61

Gross profit (loss)	30	(29)	38	(26)

Operating expenses:
Selling, general and administrative	935	3,497	2,304	6,746
Research and development	—	50	—	212

Total operating expenses	935	3,547	2,304	6,958

Operating loss	(905)	(3,576)	(2,266)	(6,984)

Interest and other income	11	(835)	24	(980)
Gain on sale of Xmark Corporation	4,385	—	4,384	—
Interest expense	—	(478)	—	(839)

Total other income (expense)	4,396	(1,313)	4,408	(1,819)

Income (loss) from continuing operations	3,491	(4,889)	2,142	(8,803)
Income from discontinued operations	—	1,682	—	2,753

Net income (loss)	$3,491	$(3,207)	$2,142	$(6,050)

Earnings per common share — Basic
Net income (loss) per common share from continuing operations	$0.28	$(0.50)	$0.18	$(0.90)
Net income per common share from discontinued operations	—	0.17	—	0.28

Net income (loss) per common share	$0.28	$(0.33)	$0.18	$(0.62)

Weighted average number of shares outstanding	12,436	9,803	12,240	9,703

Earnings per common share — Diluted
Net income (loss) per common share from continuing operations	$0.27	$(0.50)	$0.17	$(0.90)
Net income per common share from discontinued operations	—	0.17	—	0.28

Net income (loss) per common share	$0.27	$(0.33)	$0.17	$(0.62)

Weighted average number of shares outstanding	12,894	9,803	12,563	9,703

Net income	$3,491	$—	$2,142	$—
Other Comprehensive Income	24	—	24	—

Comprehensive income	$3,515	$—	$2,166	$—

See accompanying notes to unaudited condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2009
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Income	Equity

Balance December 31, 2008	11,730	$117	$44,410	$(42,107)	$—	$2,420
Net income	—	—	—	2,142	—	2,142
Unrealized gain on available for sale securities					24	24
Stock based compensation	1,520	15	341	—	—	356
Issuance of shares for settlement of litigation expense	510	5	245	—	—	250

Balance June 30, 2009	13,760	$137	$44,996	$(39,965)	$24	$5,192

See accompanying notes to unaudited condensed consolidated financial statements.

VERICHIP CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$2,142	$(6,050)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	15	35
Stock based compensation	356	1,754
Accrued interest	—	505
Gain on sale of Xmark Corporation	(4,385)	—
Asset impairment	—	44
Allowance for inventory excess	—	53
Issuance of shares for settlement of litigation expense	250	—
Non cash interest income	(11)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	32
Increase in inventories	—	(11)
Decrease in prepaid expenses and other current assets	44	384
Increase in accounts payable and accrued expenses	91	131
Net cash used in discontinued operations	(60)	(712)

Net cash used in operating activities	(1,560)	(3,835)

Cash flows from investing activities:
Purchase of equipment	(9)	(12)
Proceeds from sale of equipment	5	—
Investment in note receivable	(500)	—
Net cash used in discontinued operations	—	(58)

Net cash provided by (used in) investing activities	(504)	(70)

Cash flows from financing activities:
Debt financing	—	8,000
Deferred financing costs	—	(495)
Principal payments to stockholder on long term debt	—	(5,600)
Issuance of common shares	—	48
Stock issuance costs	—	(9)
Net cash used in discontinued operations	—	(1,515)

Net cash provided by financing activities	—	429

Net decrease in cash	(2,064)	(3,476)
Cash, beginning of period	3,229	7,250

Cash, end of period	$1,165	$3,774

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
On July 18, 2008, the Company completed the sale of all of the outstanding capital stock of Xmark Corporation, its wholly-owned Canadian subsidiary (“Xmark”), to Stanley Canada Corporation (“Stanley”) for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds were held in escrow for a period of 12 months to provide for indemnification obligations under the stock purchase agreement, if any. As a result, the Company recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until the escrow was settled. The Xmark business included all of the operations of our previously reported healthcare security and industrial segments. The financial position, results of operations and cash flows of Xmark for 2008 have been reclassified as a discontinued operation.
During the quarter ended June 30, 2009 the Company finalized the process related to the indemnification obligations supported by the $4.5 million escrow. On July 20, 2009 the Company received $4.4 million of the previously escrowed funds, which was net of a $115 thousand payment to Stanley as the final settlement of the final balance sheet adjustment. As a result, the Company recognized a $4.4 million previously deferred gain in its statement of operations for the three and six months ended June 30, 2009.
Following the completion of the sale of Xmark to Stanley, the Company retired all of its outstanding debt for a combined payment of $13.5 million and settled all contractual payments to officers and management of the Company and Xmark for $9.1 million. In addition, the Company issued a special dividend of $15.8 million on August 28, 2008.
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
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2009 and December 31, 2008 (the December 31, 2008, financial information included in this report has been extracted from the Company’s audited financial statements included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2008), and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. Certain items in the June 30, 2008 periods have been reclassified for comparative purposes.
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

VERICHIP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Fair Value of Financial Instruments
The carrying values of financial instruments including cash and accounts payable approximate fair value due to the relatively short term nature of these instruments.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS 157 defines fair value and establishes a framework for measuring fair value in accordance with U.S. GAAP. The statement also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS 157 was effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in U.S. GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs), (2) assumptions that are other than quoted prices which are either directly or indirectly observable for the asset or liability through correlation with market data and (3) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
The three levels of the fair value hierarchy under SFAS 157 are described below:
•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The Company’s investment in the common stock purchase warrant to purchase 333 thousand common shares of Steel Vault Corporation (“Steel Vault”), as further discussed in Note 4, are classified as Level 2 under SFAS 157 hierarchy. The warrant investment in the Company is valued monthly using a black-scholes model with observable market inputs.
Investments are classified within Level 3 of the fair value hierarchy because they trade infrequently (or not at all) and therefore have little or no readily available pricing. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available. The note receivable is classified within Level 3 of the fair value hierarchy.

VERICHIP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Valuations for Level 3 investments are adjusted when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, convertible offerings in the equity or debt, and changes in financial ratios or cash flows of the borrower and the guarantor’s financial ability to repay the obligation in the event of a default. The note receivable is guaranteed by the Company’s acting chief financial officer who is the chief executive officer of Steel Vault, the borrower.
For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability and such adjustments are generally based on available market information. In the absence of such evidence, management’s best estimate is used.
The values assigned to investments and any unrealized gains or losses reported are based on available information and do not necessarily represent amounts that might be realized if a ready market existed and such difference could be material. Furthermore the ultimate realization of such amounts depends on future events and circumstances and therefore valuation estimates may differ from the value realized upon disposition of individual positions.
The following table sets forth information about the level within the fair value hierarchy at which the Company’s investments are measured at June 30, 2009 (expressed in thousands):

		Fair Value
	Fair Value	Hierarchy
Assets
Warrant	$64	2
Note receivable	$468	3

Total	$532

The following summarizes changes in fair value of the Company’s Level 3 assets for the six months ended June 30, 2009. The information reflects gains and losses for the period for assets categorized as Level 3 as of June 30, 2009 (expressed in thousands):

Level 3
Note Receivable

Balance — December 31, 2008	$—

Unrealized gains — (representing accretion of debt discount)	$2
Purchases	$466

Balance — June 30, 2009	$468

Change in unrealized gains	$2

Recent Accounting Pronouncements
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted by the Company on April 1, 2009. These staff positions did not have a material impact on our Condensed Consolidated Financial Statements.

VERICHIP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was effective for the Company’s interim financial periods ending June 30, 2009. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Statements.
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
The Company recorded compensation expense, related to stock options, of approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2009, respectively, and approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2008, respectively.
In December 2008, the Company issued approximately 518 thousand shares of its restricted common stock to Mr. Caragol, its acting chief financial officer in lieu of salary. The shares vest according to the following schedule: (i) 20% vested on the grant date, and (ii) 80% shall vest on January 1, 2010. In the event of a change in control and if Mr. Caragol is terminated without cause, the shares will immediately vest. The shares are subject to forfeiture in the event Mr. Caragol is terminated for cause. Compensation expense of approximately $22 thousand and $168 thousand was recorded in the three and six months ended June 30, 2009, respectively, for these shares.
In December 2008, the Company issued approximately 602 thousand shares of its restricted common stock to Mr. Silverman, its executive chairman in lieu of salary. If Mr. Silverman remains involved in the day-to-day management of the Company, the shares will vest upon the earlier to occur of: (i) January 1, 2010, or (ii) a change in control of the Company. The shares are subject to forfeiture in the event that Mr. Silverman fails to remain involved in the day-to-day management of the Company. Compensation expense of approximately $55 thousand and $110 thousand was recorded in the three and six months ended June 30, 2009, respectively, for these shares.
In December 2008, the Company issued 400 thousand shares of its restricted common stock to members of the board of directors, which vest on January 1, 2010. The Company determined the value of the stock to be approximately $100 thousand based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. Compensation expense of approximately $37 thousand and $73 thousand was recorded in the three and six months ended June 30, 2009, respectively, for these shares.

VERICHIP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
In January and December 2008, the Company issued 25 thousand and 170 thousand options, respectively, to a director, employees and consultants, which vest on January 18, 2011 and December 31, 2011, respectively. The Company determined the value of the option to be approximately $43 thousand based on the value of its common stock on the dates of grant. The value of the outstanding options is being amortized as compensation expense over the vesting period. Compensation expense of approximately $2 thousand and $4 thousand was recorded in the three and six months ended June 30, 2009, respectively, for these options.
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
3. Inventories

	June 30,	December 31,
	2009	2008
Raw materials	$161	$161
Work in process	—	—
Finished goods	52	52

	213	213
Allowance for excess and obsolescence	(213)	(213)

	$—	$—

4. Note Receivable
On June 4, 2009, the Company invested $500 thousand in Steel Vault pursuant to a secured convertible promissory note (the “Note”). The two year Note is collectible on demand on or after June 4, 2010, accrues at a rate of twelve percent and is secured by substantially all of Steel Vault’s assets, including the assets of National Credit Report.com, LLC, a wholly-owned subsidiary of Steel Vault. The security interest held by the Company on the assets is senior to any other security interest on the assets pursuant to a Subordination and Intercreditor Agreement between the Company and Blue Moon Energy Partners LLC, a Florida limited liability company (“Blue Moon”). The Note can be prepaid at any time without penalty and matures on June 4, 2011. The unpaid principal and accrued and unpaid interest under the Note can be converted at any time into common stock of Steel Vault at a price of $0.30 per share.
The investment included a common stock purchase warrant given to VeriChip to purchase 333 thousand common shares of the Company at a price of $0.30 per share. The fair market value at issuance was $34. Interest receivable as of June 30, 2009 was $2.
The Company valued each component of the investment as of the investment period and allocated the $500 thousand investment proportionately to the Note and common stock purchase warrant based on their respective fair values on June 4, 2009.
The financing transaction also included a guaranty of collection given by William J. Caragol for the benefit of the Company. See Note 9 — Related Party Transactions.

VERICHIP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Stockholders’ Equity
Stock Option Plans
In April 2002, the Company’s board of directors approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares, may be granted is approximately 2.0 million. As of June 30, 2009, approximately 1.7 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan and 0.3 million of the options or shares granted were outstanding as of June 30, 2009, all of which are fully vested. As of June 30, 2009, no SARs have been granted and 0.3 million shares may still be granted under the VeriChip 2002 Plan.
On April 27, 2005, the board of directors of Digital Angel Corporation (“Digital Angel”), the Company’s former majority stockholder, approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of June 30, 2009, approximately 0.3 million options have been granted under the VeriChip 2005 Plan and 0.2 million of the options were outstanding. Approximately 0.2 million of the options are fully vested and expire up to nine years from the vesting date. As of June 30, 2009, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan. Under the VeriChip 2007 Plan, the number of shares for which options, SARs or performance shares could be granted was 1.0 million. On December 16, 2008, the Company’s stockholders approved an amendment to the VeriChip 2007 Plan to include an additional 2.0 million shares that may be granted. As of June 30, 2009, approximately 2.4 million options and shares have been granted. As of June 30, 2009, no SARs have been granted and 0.6 million shares may still be granted under the VeriChip 2007 Plan.
In addition, as of June 30, 2009, options exercisable for approximately 0.3 million shares of the Company’s common stock have been granted outside of the Company’s plans. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.
In the six months ended June 30, 2009, no options were granted. In the six months ended June 30, 2008, 25 thousand options and 0.7 million shares were granted.
A summary of option activity under the Company’s option plans as of June 30, 2009, and changes during the six months then ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share

Outstanding on January 1, 2009	1,225	$4.52
Granted	—	—
Exercised	—	—
Forfeited	221	0.57

Outstanding on June 30, 2009	1,004	5.39

Exercisable on June 30, 2009 (1)	834	6.41

Shares available on June 30, 2009 for options and common shares that may be granted	836

(1)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $0.46 at June 30, 2009. As of June 30, 2009, the aggregate intrinsic value of all options outstanding was $21 thousand.

VERICHIP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes information about stock options at June 30, 2009 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of		Contractual	Price Per		Price Per
Exercise Prices	Shares	Life (years)	Share	Shares	Share
$0.0000 to $2.0250	226	8.2	$0.55	56	$1.10
$4.0501 to $6.0750	348	7.1	5.59	348	5.59
$6.0751 to $8.1000	318	4.3	7.08	318	7.08
$8.1001 to $10.1250	106	5.5	9.24	106	9.24
$18.2251 to $20.2500	6	3.5	20.25	6	20.25

	1,004	6.3	$5.39	834	$6.41

The Black-Scholes model, which the Company used to determine compensation expense, required the Company to make several key judgments including:
•	the value of the Company’s common stock;

•	the expected life of issued stock options;

•	the expected volatility of the Company’s stock price;

•	the expected dividend yield to be realized over the life of the stock option; and

•	the risk-free interest rate over the expected life of the stock options.
The Company prepared these estimates based upon its historical experience, the stock price volatility of comparable publicly-traded companies and its best estimation of future conditions.

VERICHIP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
6. Loss per Common Share
A reconciliation of the numerator and denominator of basic and diluted loss per common share is provided as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Numerator for basic and diluted loss per share:
Income (loss) from continuing operations	3,491	(4,889)	2,142	(8,803)
Net income from discontinued operations	—	1,682	—	2,753

Net income (loss)	$3,491	$(3,207)	$2,142	$(6,050)

Denominator:
Denominator for basic income (loss) per share:
Weighted average shares outstanding — basic	12,436	9,803	12,240	9,703

Net income (loss) per common share from continuing operations — basic	$0.28	$(0.50)	$0.18	$(0.90)
Net income per common share from discontinued operations — basic	—	0.17	—	0.28

Basic income (loss) per share	$0.28	$(0.33)	$0.18	$(0.62)

Denominator for diluted income (loss) per share:
Weighted average shares outstanding — diluted	12,894	9,803	12,563	9,703

Net income (loss) per common share from continuing operations — diluted	$0.27	$(0.50)	$0.17	$(0.90)
Net income per common share from discontinued operations — diluted	—	0.17	—	0.28

Diluted income (loss) per share	$0.27	$(0.33)	$0.17	$(0.62)

VERICHIP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following stock options and restricted stock outstanding as of June 30, 2009 and 2008 were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Stock options	—	1,815	—	1,815
Restricted common stock	—	1,297	—	1,297

	—	3,112	—	3,112

Securities excluded from the diluted earnings (loss) per share calculation because the exercise prices were greater than the average market price
Stock Options (1)	809	—	809	—

(1)	These options represent the number outstanding at the end of the respective period. At the point that the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury method would reduce this amount.
7. Income Taxes
The Company had an effective tax rate of nil for the three and six months ended June 30, 2009 and 2008. However, it has not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as the Company has determined that a valuation allowance against its net U.S. deferred tax assets was appropriate based primarily on its historical operating results.
During the three and six months ended June 30, 2009, the Company recognized a gain of $4.4 million from the sale of Xmark in 2008. This gain resulted in taxable income in 2008, which resulted in the Company utilizing a portion of its net operating loss carryforward through the release of the valuation allowance against those tax attributes.
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
The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the three and six months ended June 30, 2009 and 2008, there was no such interest or penalty.

VERICHIP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
9. Related Party Transactions
Agreements with Steel Vault
The Company shares a common ownership, or control group, with Steel Vault Corporation (“Steel Vault”), a public company formerly known as IFTH Acquisition Corp. R & R Consulting Partners, LLC, a holding company owned and controlled by Scott R. Silverman, and Mr. Silverman currently own on a combined basis, approximately 50% of the Company’s outstanding common stock. As of July 31, 2009, Mr. Silverman owned, directly or indirectly, approximately 59% of Steel Vault’s outstanding common stock, including 2,570,000 shares that are directly owned by Blue Moon. Mr. Silverman, the Company’s executive chairman of the board, is a manager and controls a member of Blue Moon (i.e., R & R Consulting Partners, LLC). William J. Caragol, the Company’s acting chief financial officer and acting treasurer, is also a manager and member of Blue Moon and is the Chief Executive Officer of Steel Vault.
On October 8, 2008, Steel Vault entered into a sublease with Digital Angel for its corporate headquarters located in Delray Beach, Florida, consisting approximately 7,911 feet of office space, which space the Company shares with Steel Vault. The rent for the entire twenty-one-month term of the sublease is $158,000, which Steel Vault paid in one lump sum upon execution of the sublease. The Company reimbursed Steel Vault for one-half of the sublease payment, representing the Company’s share of the total cost of the sublease. In addition, in order to account for certain shared services and resources, the Company and Steel Vault operate under a shared services agreement, in connection with which Steel Vault currently pays the Company $6,500 a month. During the six and three months ended June 30, 2009, the Company recorded $45,000 and $21,000, respectively, for shared services fees from Steel Vault. The Company did not record any payments for shared services fees from Steel Vault for the six and three months ended June 30, 2008.
As discussed in Note 4 above, on June 4, 2009, the Company closed a debt financing transaction with Steel Vault for $500 thousand pursuant to a secured convertible promissory note (the “Note”). The two year Note is collectible on demand on or after June 4, 2010, accrues at a rate of twelve percent and is secured by substantially all of Steel Vault’s assets, including the assets of National Credit Report.com, LLC, a wholly-owned subsidiary of Steel Vault. The Note can be prepaid at any time without penalty and matures on June 4, 2011. The unpaid principal and accrued and unpaid interest under the Note can be converted at any time into common stock of Steel Vault at a price of $0.30 per share.

VERICHIP CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The financing transaction included a common stock purchase warrant sold to VeriChip to purchase 333 thousand common shares of Steel Vault at a price of $0.30 per share. The fair market value of the warrants at issuance was $34 thousand. Interest accrued as of June 30, 2009 was $2.
The financing transaction also included a guaranty of collection given by William J. Caragol, the Company’s acting chief financial officer, for the benefit of the Company, for which Mr. Caragol received a common stock purchase warrant from Steel Vault to purchase 500 thousand common shares of Steel Vault at a price of $0.30 per share. The fair market value at issuance was $45 thousand.
10. Events Occurring After Reporting Date
The Company has evaluated events and transactions that occurred between June 30, 2009 and August 13, 2009, which is the date the financial statements were issued for possible disclosure and recognition in the financial statements. The Company has determined that there were no such events or transactions that warrant disclosure and recognition in the financial statements.

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
Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by “Item 1A. Risk Factors” of our Quarterly Reports for the periods ended March 31, 2009 and June 30, 2009, and include:
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

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by “Item 1A. Risk Factors” of our Quarterly Reports for the periods ended March 31, 2009 and June 30, 2009. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2008.
The Company historically developed, marketed, and sold radio frequency identification (frequently referred to as RFID) systems used for the identification and protection of people in the healthcare market. The Company’s VeriMed Health Link system uses the human-implantable passive RFID microchip that is used in patient identification applications, securely linking a patient to their personal health record as maintained in the Company’s proprietary database. Each implantable Health Link microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared our VeriMed Health Link system for use in medical applications in the United States.
On July 18, 2008, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of $2.9 million. The Xmark business included all of the operations of our previously reported healthcare security and industrial segments. The financial position, results of operations and cash flows of Xmark for 2008 have been reclassified as a discontinued operation.
Recent Developments
On May 6, 2009, the Company and its development partner Receptors LLC, announced plans to develop surveillance and point-of-care sensor systems that will efficiently detect and identify the presence of a particular biological threat such as influenza virus, Methicillin-resistant Staphylococcus aureus (MRSA) or other illnesses.
On May 12, 2009, the Company completed the development of a new, smaller human-implantable RFID microchip measuring approximately 8 millimeters by 1 millimeter.
On May 27, 2009, that the Nasdaq Hearings Panel granted the Company’s request to remain listed on The Nasdaq Stock Market and the Company’s request to transfer to The Nasdaq Capital Market, effective May 29, 2009. On July 24, 2009, the Company received a letter from the Nasdaq advising that the Company is in compliance with all applicable continued listing standards. For more information, see Item 1A. “Risk Factors.”
On June 4, 2009, the Company closed a debt financing transaction with Steel Vault for $500 thousand pursuant to a secured convertible promissory note. See Note 4 — Note Receivable, for more information.
The Company continues to focus on both its healthcare business including its VeriMed Health Link business, and the possible development of the glucose sensing microchip, and strategic opportunities in the healthcare, identification and clean and alternative energy sectors.
Results of Operations
Through June 30, 2009, the Company has recorded nominal revenue from sales of its VeriMed Health Link system.
During the six months ended June 30, 2009, the Company focused its resources on the process of evaluating the timing and nature of its future investments and expenditures related to its VeriMed Health Link, VeriTrace and VeriGreen businesses. During this time the Company has undertaken a cost reduction program to maximize the amount of capital that it will have available to pursue business opportunities in the healthcare and energy sectors.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenue
Revenue for the three months ended June 30, 2009 and 2008 were $49,000 and $32,000, respectively, primarily from the sale of the Company’s VeriTrace systems.
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
Selling, general and administrative expense decreased $2.6 million to $0.9 million for the three months ended June 30, 2009 as compared to $3.5 million for the three months ended June 30, 2008. The decrease was a result of staff reductions and reduction in other overhead costs most significantly in the areas of sales and marketing as the Company continues to evaluate strategic growth opportunities.
During the three months ended June 30, 2009 and 2008, the Company incurred stock-based compensation expense of $0.3 million and $0.9 million, respectively.
Interest Expense
Interest expense was nil and $0.5 million for the three months ended June 30, 2009 and 2008, respectively. The interest expense in 2008 was a result of loan agreements in 2008 which were retired upon the sale of Xmark.
Gain on Sale
During the three months ended June 30, 2009 and 2008, respectively, there was a gain on sale of $4.4 million and nil. The gain in 2009 was a result of the recognition of previously deferred gain from the sale of Xmark.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenue
Revenue for the six months ended June 30, 2009 and 2008 were $57,000 and $35,000, respectively, primarily from the sale of the Company’s VeriTrace systems.
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
Selling, general and administrative expense decreased $4.4 million to $2.3 million for the six months ended June 30, 2009 as compared to $6.7 million for the six months ended June 30, 2008. The decrease was a result of staff reductions and reduction in other overhead costs most significantly in the areas of sales and marketing. During the six months ended June 30, 2009, the Company incurred $0.3 million related to legal settlements and $0.2 million related to transactional costs related to the evaluation of several strategic opportunities.
During the six months ended June 30, 2009 and 2008, the Company incurred stock-based compensation expense of $0.4 million and $1.8 million, respectively.

Interest Expense
Interest expense was nil and $0.8 million for the six months ended June 30, 2009 and 2008, respectively. The interest expense in 2008 was a result of loan agreements in 2008 which were retired upon the sale of Xmark.
Gain on Sale
During the six months ended June 30, 2009 and 2008, respectively, there was a gain on sale of $4.4 million and nil. The gain in 2009 was a result of the recognition of previously deferred gain from the sale of Xmark.
Liquidity and Capital Resources
As of June 30, 2009, cash totaled $1.2 million compared to unrestricted cash of approximately $3.2 million at December 31, 2008.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $1.6 million and $3.8 million during the six months ended June 30, 2009 and 2008, respectively. For each of the periods presented, cash was used primarily to fund operating losses, and payments of accounts payable and accrued expenses, as well as cash used to fund discontinued operations in 2008.
Cash Flows from Investing Activities
Investing activities used cash of $504 thousand and $70 thousand during the six months ended June 30, 2009 and 2008, respectively. In the six months ended June 2009, cash was primarily used to purchase a $0.5 million secured convertible promissory note from Steel Vault. In the six months ended June 30 2008, cash was used to purchase equipment, partially offset by cash inflows related to discontinued operations investing activity.
Cash Flows from Financing Activities
Financing activities used cash of nil and provided cash of $0.4 million during the six months ended June 30, 2009 and 2008, respectively. In the six months ended June 30, 2008, cash of $6.5 million was provided from net borrowings, primarily from an $8.0 million financing, offset by $1.5 million used to pay debt for its discontinued operations. Cash of $5.6 million, net of borrowings of $1.3 million, was paid to Digital Angel in the six months ended June 30, 2008 to repay long term debt.
Financial Condition
As of June 30, 2009, the Company had working capital of approximately $4.6 million and an accumulated deficit of approximately $39.9 million compared to a working capital of approximately $2.4 million and an accumulated deficit of approximately $42.1 million as of December 31, 2008. The increase in working capital was primarily due to the release of $4.4 million from the escrow agreement between the Company and Stanley, stemming from the Company’s sale of Xmark, offset by operating losses, described above.
The Company believes that with the cash we have on hand and the restricted cash, it will have sufficient funds available to cover our cash requirements through the next twelve months.

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
In December 2007, FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS Statement No. 141 Business Combinations but retains the fundamental requirements in FASB 141. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R also requires that an acquirer recognized the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, this statement requires that the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. SFAS 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the standard before that date. SFAS 141R will be applied prospectively for acquisitions beginning in 2009 or thereafter. The Company expensed $0.2 million of due diligence costs relating to a potential acquisition target during the period ended June 30, 2009.
In May 2008, FASB issued Statement 163, “Accounting for Financial Guarantee Insurance Contracts”. This new standard clarifies how FAS Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 did not have any impact on our consolidated financial position or results of operations.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”) and (“APB 28-1”). FSP FAS 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim as well as in annual financial statements and amends APB Opinion No. 28 “Interim Financial Reporting”, to require those disclosures in interim financial statements. FSP FAS 107-1 and APB 28-1 were adopted by the Company on April 1, 2009. These staff positions did not have a material impact on our Condensed Consolidated Financial Statements.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of this standard is not expected to have a material impact on our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4T.	Controls and Procedures.
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2009. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our acting chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2009 based on the disclosure controls evaluation.
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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1 is incorporated herein by reference.

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
On March 5, 2009, we received a notice from Nasdaq indicating that we had not evidenced compliance with the $10 million in stockholders’ equity requirement for continued listing on the Nasdaq Global Market under Marketplace Rule 5450(b)(1)(A), and that we did not meet the requirements for continued listing on The Nasdaq Capital Market because our stockholders’ equity at December 31, 2008 of $2.4 million was below the $2.5 million requirement under Marketplace Rule 5550(b). As a result, our securities are subject to delisting. We appealed the Nasdaq staff’s determination and requested an oral hearing before a Nasdaq Listing Qualifications Panel, which took place on April 23, 2009 and temporarily stayed the delisting of our common stock. On May 27, 2009, the Nasdaq Hearings Panel granted our request to remain listed on The Nasdaq Stock Market and our request to transfer to The Nasdaq Capital Market, effective May 29, 2009. On July 24, 2009, we received a letter from Nasdaq advising that we are in compliance with all applicable continued listing standards, which is due to the release of the $4.4 million from the Stanley escrow. Additionally, we currently meet The Nasdaq Capital Market MVPHS requirement of $1 million, but we have not achieved compliance with the bid price requirement of $1.00 per share.
Given the current market conditions, Nasdaq suspended enforcement of the bid price requirement for all companies listed on Nasdaq through and including July 31, 2009. Following the reinstatement of these rules, and in accordance with Marketplace Rule 5810(c)(3), we have 180 calendar days from Monday, August 3, 2009, or until January 29, 2010, to regain compliance with the bid price requirement.
If, at anytime before January 29, 2010, including during the suspension period, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written notification that we have achieved compliance with the Rule. However, if we do not regain compliance with the Rule by January 29, 2010, the Nasdaq staff will provide written notification that our securities will be delisted. At that time, we may appeal the Nasdaq staff’s determination to delist our securities to a Listing Qualifications Panel.
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

VERICHIP CORPORATION (Registrant)
Date: August 13, 2009	By:	/s/ William J. Caragol
William J. Caragol
Acting Chief Financial Officer (Duly Authorized Officer)

Exhibit Index

Exhibit
Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of VeriChip Corporation filed with the Secretary of State of Delaware on December 18, 2006 (1)
3.2		Amended and Restated By-laws of VeriChip Corporation adopted as of December 12, 2005(1)
4.1		Form of Specimen Common Stock Certificate (1)
10.1	*	Secured Convertible Promissory Note, dated June 4, 2009, between Steel Vault Corporation and VeriChip Corporation
10.2	*	Common Stock Purchase Warrant, dated June 4, 2009, between Steel Vault Corporation and VeriChip Corporation
10.3	*	Convertible Note and Warrant Subscription Agreement, dated June 4, 2009, between Steel Vault Corporation and VeriChip Corporation
10.4	*	Security Agreement, dated June 4, 2009, between Steel Vault Corporation and VeriChip Corporation
10.5	*	Security Agreement, dated June 4, 2009, between National Credit Report.com, LLC and VeriChip Corporation
10.6	*	Subordination and Intercreditor Agreement, dated June 4, 2009, between Blue Moon Energy Partners LLC and VeriChip Corporation
10.7	*	Common Stock Purchase Warrant, dated June 4, 2009, between Steel Vault Corporation and William J. Caragol
10.8	*	Guaranty of Collection, dated June 4, 2009, among Steel Vault Corporation, William J. Caragol and VeriChip Corporation
31.1	*	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by VeriChip Corporation (Registration No. 333-130754).