Form 10-Q
period 2009-09-30
POSITIVEID Corp
filed 2009-11-12
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33297
POSITIVEID CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-1637809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1690 South Congress Avenue, Suite 200
Delray Beach, Florida 33445	(561) 805-8008
(Address of principal executive offices,	(Registrant’s telephone number, including area code)
including zip code)
VERICHIP CORPORATION
(Former name, former address and former fiscal year, if changed since last report)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 10, 2009 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	19,227,918

POSITIVEID CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
POSITIVEID CORPORATION
Condensed Consolidated Balance Sheets
 (In thousands, except par value)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current Assets:
Cash	$4,498	$3,229
Prepaid expenses and other current assets	316	275

Total Current Assets	4,814	3,504

Equipment, net of accumulated depreciation	24	39
Restricted cash	—	4,543
Investment in Steel Vault — Warrant	273	—
Note Receivable from Steel Vault	495	—

Total Assets	$5,606	$8,086

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$119	$72
Accrued expenses and other current liabilities	683	1,094

Total Current Liabilities	802	1,166
Deferred gain	—	4,500

Total Liabilities	$802	$5,666

Commitments and contingencies

Stockholders’ Equity:
Capital stock:
Preferred stock, Authorized 5,000 shares of $.001 par value; no shares issued or outstanding	—	—
Common stock, Authorized 40,000 shares of $.01 par value; issued and outstanding 14,011 and 11,730 shares at September 30, 2009 and December 31, 2008, respectively	140	117
Additional paid-in capital	45,148	44,410
Accumulated deficit	(40,722)	(42,107)
Other Comprehensive Income	238	—

Total Stockholders’ Equity	4,804	2,420

Total Liabilities and Stockholders’ Equity	$5,606	$8,086

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Operations
 (In thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$104	$6	$161	$41
Cost of goods sold	35	—	54	61

Gross profit (loss)	69	6	107	(20)

Operating expenses:
Selling, general and administrative	858	11,924	3,162	18,668
Research and development	—	—	—	212

Total operating expenses	858	11,924	3,162	18,880

Operating loss	(789)	(11,918)	(3,055)	(18,900)

Interest and other income (expense), net	31	610	55	(372)
Interest expense	—	(40)	—	(879)
Gain on sale/release of escrow	—	6,174	4,385	6,174
Gain on Settlement of Debt	—	1,823	—	1,823

Total other income	31	8,567	4,440	6,746

(Loss) income from continuing operations	(758)	(3,351)	1,385	(12,154)
Net(loss) income from discontinued operations (net of tax (benefit) expense of $(58) and $233)	—	(1,966)	—	787

Net(loss) income	$(758)

Earnings (loss) per common share — Basic:
Net (loss) income per common share from continuing operations — basic	$(0.06)	$(0.30)	$0.11	$(1.19)
Net (loss) income per common share from discontinued operations — basic	—	(0.18)	—	0.08

Net (loss) income per common share — basic	$(0.06)	$(0.48)	$0.11	$(1.11)

Weighted average number of shares outstanding — basic	12,344	11,233	12,275	10,217

Earnings per common share — Diluted:
Net (loss) income per common share from continuing operations — diluted	$(0.06)	$(0.30)	$0.11	$(1.19)
Net (loss) income per common share from discontinued operations — diluted	$—	$(0.18)	$—	$0.08

Net (loss) income per common share — diluted	$(0.06)	$(0.48)	$0.11	$(1.11)

Weighted average number of shares outstanding — diluted	12,344	11,233	12,911	10,217

Net (loss) income	$(758)	$(5,317)	$1,385	$(11,367)
Other comprehensive income	$215	$—	$238	$—

Comprehensive(loss) income	$(543)	$(5,317)	$1,623	$(11,367)

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2009
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Capital	Deficit	Income	Equity

Balance December 31, 2008	11,730	$117	$44,410	$(42,107)	$—	$2,420
Net income	—	—	—	1,385	—	1,385
Unrealized gain on available for sale securities	—	—	—	—	238	238
Stock based compensation	1,771	18	493	—	—	511
Issuance of shares for settlement of litigation	510	5	245	—	—	250

Balance September 30, 2009	14,011	$140	$45,148	$(40,722)	$238	$4,804

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Cash Flows
 (In thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,385	$(11,367)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21	43
Stock based compensation	511	5,011
Gain on sale/release of escrow of Xmark Corporation	(4,385)	(6,174)
Asset impairment	—	110
Issuance of shares for settlement of litigation	250	—
Gain on settlement of debt	—	(1,823)
Non cash interest income	(37)	(20)
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	32
Increase in inventories	—	(9)
(Increase) decrease in prepaid expenses and other current assets	(41)	349
Decrease in accounts payable and accrued expenses	(302)	(356)
Net cash used in discontinued operations	(60)	(2,872)

Net cash used in operating activities	(2,658)	(17,076)

Cash flows from investing activities:
Sale of Xmark Corporation	4,434	47,863
Purchase of equipment	(7)	(14)
Restricted cash	—	(4,500)
Investment in note receivable	(500)	—
Net cash used in discontinued operations	—	(114)

Net cash provided by investing activities	3,927	43,235

Cash flows from financing activities:
Debt financing	—	8,000
Repayment of debt financing	—	(8,000)
Financing costs	—	(701)
Guarantee fee paid to stockholder	—	(500)
Dividend payment	—	(15,836)
Principal payments to stockholder on long term debt	—	(10,423)
Issuance of common shares	—	442
Net cash used in discontinued operations	—	(1,515)

Net cash used in financing activities	—	(28,533)

Net increase (decrease) in cash	1,269	(2,374)
Cash, beginning of period	3,229	7,221

Cash, end of period	$4,498	$4,847

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. Business and Basis of Presentation
PositiveID Corporation, formerly known as VeriChip Corporation (the “Company,” “us,” “we,” or “our”), is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002. On February 14, 2007, the Company completed an initial public offering of its common stock, selling 3,100,000 shares of its common stock at a price of $6.50 per share.
On July 18, 2008, the Company completed the sale of all of the outstanding capital stock of Xmark Corporation, its wholly-owned Canadian subsidiary (“Xmark”), to Stanley Canada Corporation (“Stanley”) for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds were held in escrow for a period of 12 months to provide for indemnification obligations under the stock purchase agreement, if any. As a result, the Company recorded a gain on the sale of Xmark of $10.7 million, with $4.5 million of that gain deferred until the escrow was settled. The Xmark business included all of the operations of our previously reported healthcare security and industrial segments. The financial position, results of operations and cash flows of Xmark for 2008 have been reclassified as a discontinued operation.
Following the completion of the sale of Xmark to Stanley, the Company retired all of its outstanding debt for a combined payment of $13.5 million and settled all contractual payments to officers and management of the Company and Xmark for $9.1 million. In addition, the Company issued a special dividend of $15.8 million on August 28, 2008.
On November 12, 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel, which collectively are referred to as, “Digital Angel.” The terms of the APA included the purchase by the Company of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. The Company also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to the Company’s VeriMed business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. The Company paid Digital Angel $500,000 at the closing of the APA, which was recorded in the financials as research and development expense.
During the quarter ended June 30, 2009, the Company finalized the process related to the indemnification obligations supported by the $4.5 million escrow. On July 20, 2009, the Company received $4.4 million of the previously escrowed funds, which was net of a $115 thousand settlement to Stanley as the final balance sheet adjustment. As a result, the Company recognized a $4.4 million previously deferred gain in its statement of operations during the nine months ended September 30, 2009.
On September 4, 2009, the Company, VeriChip Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and Steel Vault Corporation, a Delaware corporation (“Steel Vault”) signed an Agreement and Plan of Reorganization (the “Merger Agreement”), dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). Upon the consummation of the Merger, each outstanding share of Steel Vault’s common stock was converted into 0.5 shares of common stock of the Company. At the closing of the Merger, the Company changed its name to PositiveID Corporation, changed its stock ticker symbol with Nasdaq to “PSID” effective November 11, 2009, and continues to be listed on the Nasdaq Capital Market.
On September 29, 2009, the Company entered into a financing commitment of up to $10,000,000 with Optimus Technology Capital Partners, LLC (“Optimus”) under which Optimus is potentially committed to purchase up to $10 million of the Company’s convertible Series A Preferred Stock in one or more tranches. The Company plans to use the funds to develop a virus triage detection system for the H1N1 virus, to develop an in vivo glucose-sensing RFID microchip (discussed below) and to support its working capital requirements and general corporate purposes. See Note 5 — Financing Agreements, for more information.
During the three months ended September 30, 2009, through a development program with Receptors LLC (“Receptors”), the companies launched Phase I of the development of a triage detection system for the H1N1 virus was launched. On October 6, 2009, in a separate development program, the Company launched the Phase II development of its in vivo glucose-sensing RFID microchip with Receptors. In conjunction with this development program, the Company received an exclusive license to two of Receptors platform patents for use with these two applications. Phase I of the H1N1 triage detection system and Phase II of the glucose-sensing microchip development programs are expected to be completed during the first half of 2010. In conjunction with these two projects, the Company paid Receptors $200,000 and 350,000 shares of restricted common stock.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The Company has historically developed, marketed, and sold radio frequency identification (frequently referred to as RFID) systems used for the identification and protection of people in the healthcare market. The Company’s VeriMed system uses the human-implantable passive RFID microchip that is used in patient identification applications, securely linking a patient to their personal health record as maintained in the Company’s proprietary database. Each implantable VeriChip microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed system for use in medical applications in the United States.
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
Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault, the Company intends to pursue its strategy to offer identification tools and technologies for consumers and businesses, including healthcare identification products, initially focused on the Health Link personal health record and the identification security products currently offered by NationalCreditReport.com.
The Company also intends to continue the development of the H1N1 triage detection system, the glucose sensing RFID microchip and other health related products, built on the Company’s core intellectual property.
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of September 30, 2009 and December 31, 2008 (the December 31, 2008, financial information included in this report has been extracted from the Company’s audited financial statements included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2008), and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.
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
The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Fair Value of Financial Instruments
The carrying values of financial instruments including cash and accounts payable approximate fair value due to the relatively short term nature of these instruments.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”) for financial assets and liabilities effective January 1, 2008, and adopted ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009. ASC 820-10 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. A brief description of those three levels is as follows:
The three levels of the fair value hierarchy under ASC 820-10 are described below:
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
The Company’s investment in the common stock purchase warrant to purchase 333 thousand common shares of Steel Vault, as further discussed in Note 4 — Note Receivable, are classified as Level 2 under ASC 820-10 hierarchy. The warrant investment in the Company is valued monthly using a Black-Scholes model with observable market inputs.
Investments are classified within Level 3 of the fair value hierarchy because they trade infrequently (or not at all) and therefore have little or no readily available pricing. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available. The note receivable is classified within Level 3 of the fair value hierarchy.
Valuations for Level 3 investments are adjusted when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, convertible offerings in the equity or debt, and changes in financial ratios or cash flows of the borrower and the guarantor’s financial ability to repay the obligation in the event of a default. The note receivable is guaranteed by the Company’s president and chief financial officer who is the chief executive officer of Steel Vault, the borrower.
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
The following table sets forth information about the level within the fair value hierarchy at which the Company’s investments are measured at September 30, 2009 (expressed in thousands):

		Fair Value
	Fair Value	Hierarchy
Assets
Warrant	$273	2
Note receivable (includes $19 interest receivable)	$495	3

Total	$768

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following summarizes changes in fair value of the Company’s Level 3 assets for the nine months ended September 30, 2009. The information reflects gains and losses for the period for assets categorized as Level 3 as of September 30, 2009 (expressed in thousands):

Level 3
Note Receivable

Balance — December 31, 2008	$—
Unrealized gains — (representing accretion of debt discount)	10
Purchases	466

Balance — September 30, 2009	$476

The Company adopted the provisions of FASB ASC 825-10, “Financial Instruments” (“ASC 825-10”) on January 1, 2008. ASC 825-10 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. ASC 825-10 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that chose different measurement attributes for similar assets and liabilities. The Company has elected not to measure any eligible items at fair value.
Recent Accounting Pronouncements
Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The codification did not change GAAP but reorganizes the literature. References for FASB guidance throughout this document have been updated for the codification.
Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). Under ACS 805-10, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ACS 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company expensed $0.2 million of due diligence costs relating to a potential acquisition target during the period ended September 30, 2009.
The Company adopted the provisions of ASC 855-10, “Subsequent Events” (“ASC 855-10”) in the second quarter of 2009. ASC 855-10 establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated any subsequent events through November 10, 2009.
The Company adopted ASC 810-10-65-1, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” on January 1, 2009. This establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. ASC 810-10-65-1 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. ASC 810-10-65-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. ASC 810-10-65-1 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The adoption of ASC 810-10-65-1 had no impact on the Company’s condensed financial position, results of operations, cash flows or financial statement disclosures.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was later superseded by the FASB Codification and included in ASC topic 810. The provisions of ASC 810 provide guidance in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. This pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. New provisions of this pronouncement are effective January 1, 2010. The Company is currently evaluating the impact of adopting this pronouncement.
In August of 2009, the FASB issued ASC Update 2009-5, an update to ASC 820, “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ACS Update 2009-5. The adoption of this update in the third quarter of 2009 did not have a material affect on Company’s condensed consolidated financial statements.
Accounting Standard Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. In October 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-15 as an amendment to the subtopic 470-20, Debt with Conversion and Other Options, to address the accounting for own-share lending arrangements entered in contemplation of a convertible debt issuance or other financing. ASC 470-20-25-20A establishes that at the date of issuance, a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing shall be measured at fair value (in accordance with Topic 820) and recognized as an issuance cost, with an offset to additional paid-in capital in the financial statements of the entity. ASC 470-20-35-11A establishes that if it becomes probable that the counterparty to a share-lending arrangement will default, the issuer of the share-lending arrangement shall recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. The issuer of the share-lending arrangement shall remeasure the fair value of the unreturned shares each reporting period through earnings until the arrangement consideration payable by the counterparty becomes fixed. Subsequent changes in the amount of the probable recoveries should also be recognized in earnings. ASC 470-20-45-2A establishes that loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. ASC 470-20-50-2A adds new disclosures that must be made in any period in which a share-lending arrangement is outstanding as follows: (a) description of any outstanding share-lending arrangements, (b) number of shares, term, circumstances under which cash settlement would be required, (c) any requirements for the counterparty to provide collateral, (d) entity’s reason for entering into the share-lending arrangement, (e) fair value of the issuance cost associated with the arrangement, (f) treatment for the purpose of calculating earnings per share, (g) unamortized amount of the issuance cost associated with the arrangement, (h) classification of the issuance cost associated with the arrangement, (i) amount of interest cost recognized relating to the amortization and (j) any amounts of dividends paid related to the loaned shares that will not be reimbursed. This Accounting Standard Update shall be effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is evaluating the impact on financial statements regarding this update.
Stock-Based Compensation
The Company recorded compensation expense, related to stock options, of approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, respectively, and approximately $0.9 million and $1.1 million for the three and nine months ended September 30, 2008, respectively.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
In December 2008, the Company issued approximately 518 thousand shares of its restricted common stock to William J. Caragol, its president and chief financial officer in lieu of salary. The shares vest according to the following schedule: (i) 20% vested on the grant date, and (ii) 80% vest on January 1, 2010. In the event of a change in control and if Mr. Caragol is terminated without cause, the shares will immediately vest. The shares are subject to forfeiture in the event Mr. Caragol is terminated for cause. Compensation expense of approximately $22 thousand and $190 thousand was recorded in the three and nine months ended September 30, 2009, respectively, for these shares.
In December 2008, the Company issued approximately 602 thousand shares of its restricted common stock to Scott R. Silverman, its chairman and chief executive officer in lieu of salary. If Mr. Silverman remains involved in the day-to-day management of the Company, the shares will vest upon the earlier to occur of: (i) January 1, 2010, or (ii) a change in control of the Company. The shares are subject to forfeiture in the event that Mr. Silverman fails to remain involved in the day-to-day management of the Company. Compensation expense of approximately $56 thousand and $166 thousand was recorded in the three and nine months ended September 30, 2009, respectively, for these shares.
In December 2008, the Company issued 400 thousand shares of its restricted common stock to members of the board of directors, which vest on January 1, 2010. The Company determined the value of the stock to be approximately $148 thousand based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. Compensation expense of approximately $37 thousand and $110 thousand was recorded in the three and nine months ended September 30, 2009, respectively, for these shares.
In January and December 2008, the Company issued 25 thousand and 170 thousand options, respectively, to a director, employees and consultants, which vest on January 18, 2011 and December 31, 2011, respectively. The Company determined the value of the options to be approximately $43 thousand based on the value of its common stock on the dates of grant. The value of the outstanding options is being amortized as compensation expense over the vesting period. Compensation expense of approximately $23 thousand and $27 thousand was recorded in the three and nine months ended September 30, 2009, respectively, for these options.
In August 2009, the Company issued 50 thousand shares of its restricted common stock to the members of the special committee of the board of directors as partial compensation for their service on the special committee, which vest on January 1, 2010. The Company determined the value of the stock to be approximately $25 thousand based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. Compensation expense of approximately $8 thousand was recorded in the three and nine months ended September 30, 2009 for these shares.
In September 2009, the Company issued 200 thousand shares of its restricted common stock to Receptors as partial payment for the development of a sensing system for the detection and identification of the influenza virus, which vest on January 31, 2010. The Company determined the value of the stock to be approximately $614 thousand based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being amortized as an expense over the vesting period. Research and development expense of approximately $10 thousand was recorded in the three and nine months ended September 30, 2009 for these shares.
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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
3. Inventories

	September 30,	December 31,
	2009	2008
Raw materials	$161	$161
Work in process	—	—
Finished goods	52	52

	213	213
Allowance for excess and obsolescence	(213)	(213)

	$—	$—

4. Note Receivable
On June 4, 2009, the Company invested $500 thousand in Steel Vault pursuant to a secured convertible promissory note (the “Note”). The two year Note was collectible on demand on or after June 4, 2010, accrued interest at a rate of twelve percent and was secured by substantially all of Steel Vault’s assets, including the assets of National Credit Report.com, LLC, a wholly-owned subsidiary of Steel Vault. The security interest held by the Company on the assets was senior to any other security interest on the assets pursuant to a Subordination and Intercreditor Agreement between the Company and Blue Moon Energy Partners LLC, a Florida limited liability company (“Blue Moon”). The Note could be prepaid at any time without penalty and matured on June 4, 2011. The unpaid principal and accrued and unpaid interest under the Note could be converted at any time into common stock of Steel Vault at a price of $0.30 per share.
The investment included a common stock purchase warrant given to the Company to purchase 333 thousand common shares of Steel Vault at a price of $0.30 per share. The fair market value at issuance and September 30, 2009, was $34 thousand and $273 thousand, respectively. Interest receivable as of September 30, 2009 was $10 thousand.
The Company valued each component of the investment as of the investment period and allocated the $500 thousand investment proportionately to the Note and common stock purchase warrant based on their respective fair values on June 4, 2009.
The financing transaction also included a guaranty of collection given by Mr. Caragol, the Company’s president and chief financial officer and the chief executive officer of Steel Vault for the benefit of the Company. See Note 10 — Related Party Transactions, for more information.
5. Financing Agreements
On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners, LLC doing business as Optimus Technology Capital Partners, LLC (“Optimus”) under which Optimus is committed to purchase up to $10 million shares of convertible Series A Preferred Stock of the Company (the “Preferred Stock”) in one or more tranches. Under the terms of the Purchase Agreement, from time to time and at the Company’s sole discretion, the Company may present Optimus with a notice to purchase such Preferred Stock (the “Notice”).
To facilitate the transactions contemplated by the Purchase Agreement, R & R Consulting Partners, LLC, a company controlled by Scott R. Silverman, the Company’s chairman and chief executive officer, will loan shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R Consulting Partners, LLC and Optimus. R & R Consulting Partners, LLC was paid $100 thousand fee in October 2009 plus will be paid 2% interest for the fair value of the loaned shares for entering into the stock loan arrangement. The aggregate amount of shares loaned under any and all Stock Loan Agreements, together with all other shares sold by or on behalf of the Company pursuant to General Instruction I.B.6. to Form S-3, can not exceed one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company in any 12 month period. R & R Consulting Partners, LLC may demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand may be made if there are any shares of Preferred Stock then outstanding. If a permitted return demand is made, Optimus will return the borrowed shares within three trading days after such demand (or an equal number of freely tradable shares of common stock). Optimus may return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R Consulting Partners, LLC loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of Company common stock.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Optimus is obligated to purchase such Preferred Stock on the tenth trading day after any Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company is listed for and trading on a trading market, (ii) the representations and warranties of the Company set forth in the Purchase Agreement are true and correct as if made on each tranche date, (iii) Optimus shall have received a commitment fee of $800 thousand payable only on the first tranche closing date in the event the gross proceeds from the first tranche closing exceed $800 thousand; and (iv) that no such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of the Company’s common stock. In the event the closing bid price of the Company’s common stock during any one or more of the nine trading days following the delivery of a Notice falls below 75% of the closing bid price on the trading day prior to the Notice date and Optimus determines not to complete the tranche closing, then the Company may, at its option, proceed to issue some or all of the applicable shares, provided that the conversion price for the Preferred Stock that is issued shall reset at the lowest closing bid price for such nine trading day period.
In addition, redemption of the Preferred Stock by the Company, to the extent such Preferred Stock shall not have been converted into shares of Common Stock, shall be mandatory in the event that the Company does not receive stockholder approval for the transactions described in the Purchase Agreement on or before March 31, 2010.
On September 29, 2009 the Company exercised the first tranche of this financing, to issue 296 shares of Preferred Stock, for a tranche amount of approximately $3.0 million. In support of this tranche, R & R Consulting Partners, LLC loaned Optimus 1.3 million shares of common stock. This tranche closed on October 13, 2009, and the Company received proceeds of approximately $3.0 million, less the fees due on the entire financing commitment of $800 thousand. On November 5, 2009, the Company closed the second tranche of this financing, issuing 166 shares of Preferred Stock, for a tranche amount of approximately $1.7 million. In support of this tranche, R & R Consulting Partners, LLC loaned Optimus approximately 1.4 million shares of common stock.
6. Stockholders’ Equity
Stock Option Plans
In April 2002, the Company’s board of directors approved the VeriChip Corporation 2002 Flexible Stock Plan, or the VeriChip 2002 Plan. Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares, may be granted is approximately 2.0 million. As of September 30, 2009, approximately 1.7 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan and 0.3 million of the options or shares granted were outstanding as of September 30, 2009, all of which are fully vested. As of September 30, 2009, no SARs have been granted and 0.2 million shares may still be granted under the VeriChip 2002 Plan.
On April 27, 2005, the board of directors of Digital Angel Corporation (“Digital Angel”), the Company’s former majority stockholder, approved the VeriChip Corporation 2005 Flexible Stock Plan, or the VeriChip 2005 Plan. Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of September 30, 2009, approximately 0.3 million options have been granted under the VeriChip 2005 Plan and 0.2 million of the options were outstanding. Approximately 0.2 million of the options are fully vested and expire up to nine years from the vesting date. As of September 30, 2009, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan. Under the VeriChip 2007 Plan, the number of shares for which options, SARs or performance shares could be initially be granted was 1.0 million. On December 16, 2008, the Company’s stockholders approved an amendment to the VeriChip 2007 Plan to include an additional 2.0 million shares that may be granted. As of September 30, 2009, approximately 2.4 million options and shares have been granted. As of September 30, 2009, no SARs have been granted and 0.6 million shares may still be granted under the VeriChip 2007 Plan.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
On November 10, 2009, at the special and annual meeting of the Company, the Company’s stockholders approved and adopted the VeriChip Corporation 2009 Stock Incentive Plan. Under the VeriChip Corporation 2009 Stock Incentive Plan, the number of shares for which options, SARs or performance shares may be granted is 5.0 million.
In addition, as of September 30, 2009, options exercisable for approximately 0.3 million shares of the Company’s common stock have been granted outside of the Company’s plans. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.
In the three months ended September 30, 2009, no options and 0.1 million restricted shares were granted. In the three months ended September 30, 2008, no options or restricted shares were granted. In the nine months ended September 30, 2009, no options and 1.4 million restricted shares were granted. In the nine months ended September 30, 2008, 25 thousand options and 0.7 million restricted shares were granted.
A summary of option activity under the Company’s option plans as of September 30, 2009, and changes during the nine months then ended is presented below (in thousands, except per share amounts):

		Weighted Average
	Number of Options	Exercise Price Per Share

Outstanding on January 1, 2009	1,225	$4.52
Granted	—	—
Exercised	—	—
Forfeited	221	0.57

Outstanding on September 30, 2009	1,004	5.39

Exercisable on September 30, 2009 (1)	834	6.41

Shares available on September 30, 2009 for options and common shares that may be granted	786

(1)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $2.58 at September 30, 2009. As of September 30, 2009, the aggregate intrinsic value of all options outstanding was $476 thousand.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes information about stock options at September 30, 2009 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of		Contractual	Price Per		Price Per
Exercise Prices	Shares	Life (years)	Share	Shares	Share
$0.0000 to $2.0250	226	8.0	$0.55	56	$1.10
$4.0501 to $6.0750	348	6.9	5.59	348	5.59
$6.0751 to $8.1000	318	4.1	7.08	318	7.08
$8.1001 to $10.1250	106	5.3	9.24	106	9.24
$18.2251 to $20.2500	6	3.3	20.25	6	20.25

	1,004	6.0	$5.39	834	$6.41

The Black-Scholes model, which the Company used to determine compensation expense, required the Company to make several key judgments including:
•	the value of the Company’s common stock;

•	the expected life of issued stock options;

•	the expected volatility of the Company’s stock price;

•	the expected dividend yield to be realized over the life of the stock option; and

•	the risk-free interest rate over the expected life of the stock options.
The Company prepared these estimates based upon its historical experience, the stock price volatility of comparable publicly-traded companies and its best estimation of future conditions.
The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2009	2008

Expected dividend yield	N/A	—
Expected stock price volatility	N/A	50%
Risk-free interest rate	N/A	4.51%
Expected term (in years)	N/A	6.0

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. Income (Loss) per Common Share
A reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
Numerator for basic and diluted loss per share:
Income (loss) from continuing operations	(758)	(3,551)	1,385	(12,154)
Net income from discontinued operations	—	(1,966)	—	787

Net income (loss)	$(758)	$(5,317)	$1,385	$(11,367)

Denominator:
Denominator for basic income (loss) per share:
Weighted average shares outstanding — basic	12,344	11,233	12,275	10,217

Net income (loss) per common share from continuing operations — basic	$(0.06)	$(0.30)	$0.11	$(1.19)
Net income per common share from discontinued operations — basic	—	(0.18)	—	0.08

Basic income (loss) per share	$(0.06)	$(0.48)	$0.11	$(1.11)

Denominator for diluted income (loss) per share:
Weighted average shares outstanding — diluted	12,344	11,233	12,911	10,217

Net income (loss) per common share from continuing operations — diluted	$(0.06)	$(0.30)	$0.11	$(1.19)
Net income (loss) per common share from discontinued operations — diluted	—	(0.18)	—	0.08

Diluted income (loss) per share	$(0.06)	$(0.48)	$0.11	$(1.11)

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following stock options and restricted stock outstanding as of September 30, 2009 and 2008 were not included in the computation of dilutive income (loss) per share because the net effect would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock options	1,004	1,144	—	1,144
Restricted common stock	1,667	—	—	—

	2,671	1,144	—	1,144

Securities excluded from the diluted earnings (loss) per share calculation because the exercise prices were greater than the average market price
Stock Options (1)	—	—	809	—

(1)	These stock options represent the number of stock options outstanding at the end of the respective period. At the point that the exercise price is less than the average market price, these options have the potential to be dilutive and application of the treasury method would reduce this amount.
8. Income Taxes
The Company had an effective tax rate of nil for the three and nine months ended September 30, 2009 and 2008. However, it has not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as the Company has determined that a valuation allowance against its net U.S. deferred tax assets was appropriate based primarily on its historical operating results.
During the three and nine months ended September 30, 2009, the Company recognized a gain of $4.4 million from the sale of Xmark in 2008. This gain resulted in taxable income in 2008, which resulted in the Company utilizing a portion of its net operating loss carryforward through the release of the valuation allowance against those tax attributes.
The Company adopted the provisions of ASC 740-10, “Income Taxes” relating to uncertainty in income taxes effective January 1, 2008. The Company used a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized, and the second step is to determine the amount to be recognized:
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
The implementation of ASC 740-10 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.
The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the three and nine months ended September 30, 2009 and 2008, there was no such interest or penalty.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
9. Legal Proceedings
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
10. Related Party Transactions
Agreements with Steel Vault
The Company shares a common ownership, or control group, with Steel Vault. R & R Consulting Partners, LLC, a holding company owned and controlled by Scott R. Silverman, and Mr. Silverman beneficially own, as of November 10, 2009, on a combined basis, approximately 36% of the Company’s outstanding common stock. As of November 10, 2009, Mr. Silverman beneficially owned, directly or indirectly, approximately 51% of Steel Vault’s outstanding common stock, including 1,285,000 shares that are directly owned by Blue Moon Energy Partners, LLC (“Blue Moon”). Mr. Silverman, the Company’s chairman of the board and chief executive officer, is a manager and controls a member of Blue Moon (i.e., R & R Consulting Partners, LLC). William J. Caragol, the Company’s president and chief financial officer, is also a manager and member of Blue Moon and is the chief executive officer of Steel Vault.
On October 8, 2008, Steel Vault entered into a sublease with Digital Angel for its corporate headquarters located in Delray Beach, Florida, consisting of approximately 7,911 feet of office space, which space the Company shares with Steel Vault. The rent for the entire twenty-one-month term of the sublease is $158,000, which Steel Vault paid in one lump sum upon execution of the sublease. The Company reimbursed Steel Vault for one-half of the sublease payment, representing the Company’s share of the total cost of the sublease. In addition, in order to account for certain shared services and resources, the Company and Steel Vault operate under a shared services agreement, in connection with which Steel Vault currently pays the Company $6,500 a month. During the three and nine months ended September 30, 2009, the Company recorded $21,500 and $66,500, respectively, for shared services fees from Steel Vault. The Company did not record any payments for shared services fees from Steel Vault for the three and nine months ended September 30, 2008.
On June 4, 2009, the Company closed a debt financing transaction with Steel Vault for $500 thousand pursuant to Note. The financing transaction included a common stock purchase warrant sold to the Company to purchase 333 thousand common shares of Steel Vault. The financing transaction also included a guaranty of collection given by Mr. Caragol for the benefit of the Company, for which Mr. Caragol received a common stock purchase warrant from Steel Vault. See Note 4 — Note Receivable, for more information.
Financing Transaction
To facilitate the transactions contemplated by the Purchase Agreement, R & R Consulting Partners, LLC, a company controlled by Mr. Silverman, will loan shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R Consulting Partners, LLC and Optimus. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R Consulting Partners, LLC loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of Company common stock. See Note 5 — Financing Agreements, for more information.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
11. Supplementary Cash Flow Information

	For the Nine Months Ended
	September 30,
	2009	2008
Income taxes paid	$—	$—
Interest paid	—	285

	$—	$285
12. Subsequent Events
On September 29, 2009, the Company exercised the first tranche of the financing with Optimus pursuant to the Purchase Agreement, pursuant to which it sold 296 shares of Preferred Stock, for a tranche amount of approximately$3.0 million. This tranche closed on October 12, 2009, and the Company received proceeds of approximately $3.0 million, less the fees due on the entire financing commitment of $800 thousand. On November 5, 2009, the Company closed the second tranche of this financing, issuing 166 shares of Preferred Stock, for a tranche amount of approximately $1.7 million. In support of this tranche, R & R Consulting Partners, LLC loaned Optimus 1.4 million shares of common stock. See Note 5 — Financing Agreements, for more information.
On October 6, 2009, the Company entered into a License Agreement with Receptors to obtain an exclusive license to use certain intellectual property of Receptors for internal research, internal development and quality control purposes and to make, sell, offer to sell, import and export tangible products covered by patents and patent applications (the “Licensed Products”) owned by Receptors, in their application to the development of an implantable glucose sensing device for use in the human body and applications in related fields. In connection with the License Agreement, the Company and Receptors entered into a Development/Master Agreement pursuant to which the Company will engage the services of Receptors to develop a glucose sensing device for use in the human body. Under the Development/Master Agreement, Receptors will provide glucose sensing system optimization and demonstrate a fluorescence system bench scale prototype by March 31, 2010. As consideration, the Company made a cash payment of $100,000 to Receptors and issued 150,000 restricted shares of Company common stock as payment under the Development/Master Agreement. The Company must pay Receptors royalties of forty-five percent (45%) of the net sales of the Licensed Products relating to implantable glucose sensing device for use in the human body markets and applicational areas in related fields worldwide. The Company must also pay Receptors forty-five percent (45%) of any revenue received from the sale of the Licensed Products, other than for sales described in the immediately preceding sentence.
On November 10, 2009 the Company completed the acquisition of Steel Vault pursuant to the Merger Agreement. See Note 1 — Business and Basis of Presentation for further details.
The Company will issue approximately 5,067,290 shares of its common stock in connection with the Merger, and has reserved an additional 3,802,409 shares of its common stock for issuance in connection with the Company’s assumption of Steel Vault’s outstanding options and warrants. No fractional shares of the Company’s common stock will be issued in connection with the Merger. Instead, the Company will make a cash payment to each Steel Vault stockholder who would otherwise receive a fractional share. The Company will account for the merger using the acquisition method of accounting for business combinations, with the Company being considered the acquiror of Steel Vault, in conformity with GAAP. This means that the Company will allocate the purchase price to the fair value of assets, including identifiable intangible assets acquired and liabilities assumed from the current minority owners of Steel Vault at the effective time of the Merger, with the excess purchase price, if any, being recorded as goodwill. Under the acquisition method of accounting, goodwill is not amortized but is tested for impairment at the time of the acquisition and at least annually thereafter.

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
Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by “Item 1A. Risk Factors” of our Quarterly Reports for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009, and include:
•	our ability to continue listing our common stock on the Nasdaq Stock Market (“Nasdaq”);

•	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	uncertainty as to whether a market for our Health Link system will develop and whether we will be able to generate more than a nominal level of revenue from this business;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	market acceptance of our VeriMed system, which will depend in large part on the future availability of insurance reimbursement for the VeriMed system microchip implant procedure from government and private insurers, and the timing of such reimbursement, if it, in fact, occurs;

•	our ability to provide uninterrupted, secure access to the Health Link database;

•	our ability to consummate the transactions in connection with and as provided by the Merger Agreement;

•	our ability to complete the Phase I of the H1N1 triage detection system and Phase II of the glucose-sensing microchip development programs during the first half of 2010 or at all;

•	our ability to pursue our strategy to offer identification tools and technologies for consumers and businesses;

•	our ability to maximize the amount of capital that we will have available to pursue business opportunities in the healthcare and energy sectors; and

•	our ability to establish and maintain proper and effective internal accounting and financial controls.
You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by “Item 1A. Risk Factors” of our Quarterly Reports for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

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
The Company has historically developed, marketed, and sold radio frequency identification (frequently referred to as RFID) systems used for the identification and protection of people in the healthcare market. The Company’s VeriMed system uses the human-implantable passive RFID microchip that is used in patient identification applications, securely linking a patient to their personal health record as maintained in the Company’s proprietary database. Each implantable VeriChip microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared our VeriMed system for use in medical applications in the United States.
In July 2009, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley for $47.9 million in cash, which consisted of cash payment of $43.4 million in July 2008 and a second cash payment of $4.5 million which was defined under an escrow agreement and was released July 21, 2009. The Xmark business included all of the operations of our previously reported healthcare security and industrial segments. The financial position, results of operations and cash flows of Xmark for 2008 have been reclassified as a discontinued operation.
Recent Developments
On August 27, 2009, the board of directors of the Company appointed Scott R. Silverman as the Company’s chief executive officer. Mr. Silverman will also continue to serve as the chairman of the board of directors of the Company. On November 10, 2009, the board of directors of the Company appointed William J. Caragol, previously acting chief financial officer, as president, chief financial officer and a director of the Company.
On September 8, 2009, the Company and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), issued a joint press release announcing the signing of an Agreement and Plan of Reorganization (the “Merger Agreement”), dated September 4, 2009, among the Company, Steel Vault and VeriChip Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). Upon the consummation of the Merger, each outstanding share of Steel Vault’s common stock was converted into 0.5 shares of common stock of the Company. At the time of the Merger, the Company changed its name to PositiveID Corporation, changed its stock ticker symbol with Nasdaq to “PSID” effective November 11, 2009, and continues to be listed on the Nasdaq Capital Market.
On September 21, 2009, the Company expanded its partnership with Receptors LLC (“Receptors”)and launched the development of a triage detection system for detection of the H1N1 virus; in conjunction with that development program the Company received an exclusive license to Receptors’ patents utilized in that development.
On September 29, 2009, the Company entered into a financing commitment of up to $10,000,000 with Optimus Technology Capital Partners, LLC (“Optimus”) under which Optimus is potentially committed to purchase up to $10 million of the Company’s convertible Series A Preferred Stock in one or more tranches. The Company plans to use the funds to develop a virus triage detection system for the H1N1 virus, to develop an in vivo glucose-sensing RFID microchip and to support its working capital requirements and general corporate purposes.
On October 6, 2009, the Company entered into a development partnership with Receptors to launch Phase II development of an in vivo glucose-sensing RFID microchip. Also on October 6, 2009, the Company received an exclusive license to RECEPTORS’ Patent No. 7,504,364 titled “Methods of Making Arrays and Artificial Receptors” and Patent No. 7,469,076 “Sensors Employing Combinatorial Artificial Receptors,” to use in conjunction with the Company’s Patent No. 7,125,382 entitled “Embedded Bio-Sensor System,” for the purpose of developing an in vivo glucose-sensing RFID microchip.

Results of Operations
During the nine months ended September 30, 2009, the Company focused its resources on the process of evaluating the timing and nature of its future investments and expenditures related to its VeriMed, VeriTrace and VeriGreen businesses. During this time the Company has undertaken a cost reduction program to maximize the amount of capital that it will have available to pursue business opportunities in the healthcare and energy sectors.
Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault, the Company intends to pursue its strategy to offer identification tools and technologies for consumers and businesses, including healthcare identification products, initially focused on the Health Link personal health record and the identification security products currently offered by NationalCreditReport.com.
The Company also intends to continue the development of the H1N1 triage detection system, the glucose sensing RFID microchip and other health related products, built on the Company’s core intellectual property.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenue
Revenue for the three months ended September 30, 2009 and 2008 were $104,000 and $6,000, respectively, primarily from the sale of the Company’s VeriTrace systems to state and local governments.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of compensation for employees in executive, sales, marketing and operational functions, including finance and accounting, and corporate development. Other significant costs include depreciation and amortization, professional fees for accounting and legal services, and facilities costs.
Selling, general and administrative expense decreased $11.1 million to $0.8 million for the three months ended September 30, 2009 as compared to $11.9 million for the three months ended September 30, 2008. In the three months ended September 30, 2008, contractual payments of $7.0 million were made to management of the Company as a result of the sale of Xmark to The Stanley Works, as well as transactional expenses associated with our sale of Xmark, the marketing of our VeriMed business and the costs resulting from equity based compensation. During the three months ended September 30, 2009 and 2008, the Company incurred stock-based compensation expense of $0.2 million and $3.5 million, respectively. On July 18, 2008, as a result of our sale of Xmark Corporation, all outstanding unvested options and restricted shares became fully vested. As a result, we recorded $3.2 million as an expense, reflecting the unamortized balance at July 18, 2008.
Interest Expense
Interest expense was nil and $40,000 for the three months ended September 30, 2009 and 2008, respectively. The interest expense in 2008 was a result of loan agreements in 2008, which were retired upon the sale of Xmark.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenue
Revenue for the nine months ended September 30, 2009 and 2008 were $161,000 and $41,000, respectively, primarily from the sale of the Company’s VeriTrace systems to state and local governments.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of compensation for employees in executive, sales, marketing and operational functions, including finance and accounting, and corporate development. Other significant costs include depreciation and amortization, professional fees for accounting and legal services, and facilities costs.

Selling, general and administrative expense decreased $15.6 million to $3.1 million for the nine months ended September 30, 2009 as compared to $18.7 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, the Company incurred $0.3 million related to legal settlements, $0.2 million related to transactional costs related to the evaluation of several strategic opportunities, and $0.2 million related to merger costs. In the nine months ended September 30, 2008, contractual payments of $7.0 million were made to the Company’s management as a result of the sale of Xmark to The Stanley Works, as well as marketing costs associated with our VeriMed business, and costs resulting from equity based compensation. During the nine months ended September 30, 2009 and 2008, the Company incurred stock-based compensation expense of $0.5 million and $5.0 million, respectively. On July 18, 2008, as a result of our sale of Xmark Corporation, all outstanding unvested options and restricted shares became fully vested. As a result, we recorded $3.2 million as an expense, reflecting the unamortized balance at July 18, 2008.
Interest Expense
Interest expense was nil and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively. The interest expense in 2008 was a result of loan agreements in 2008, which were retired upon the sale of Xmark.
Gain on Sale
During the nine months ended September 30, 2009 and 2008, there was a gain on sale of $4.4 million and $6.2 million, respectively. The gain in 2009 was a result of the recognition of previously deferred gain from the sale of Xmark.
Liquidity and Capital Resources
As of September 30, 2009, cash totaled $4.5 million compared to cash of approximately $3.2 million at December 31, 2008.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $2.7 million and $17.1 million during the nine months ended September 30, 2009 and 2008, respectively. For each of the periods presented, cash was used primarily to fund operating losses, and payments of accounts payable and accrued expenses, as well as cash used to fund discontinued operations in 2008. In the nine months ended September 30, 2008, the Company also used cash of $9.1 million for the settlement of contractual payments to management and other costs related to the sale of Xmark to Stanley.
Cash Flows from Investing Activities
Investing activities provided cash of $3.9 million and $43.2 million during the nine months ended September 30, 2009 and 2008, respectively. Cash provided by investing activities includes proceeds from the sale of Xmark of $4.4 million in 2009 and $47.9 million in 2008, net of the $4.5 million of the proceeds that were held in escrow for twelve months following the close of the transaction to provide for indemnification obligations. In the nine months ended September 30, 2009, $0.5 million was also used to purchase a secured convertible promissory note from Steel Vault.
Cash Flows from Financing Activities
Financing activities used cash of nil and used cash of $28.5 million during the nine months ended September 30, 2009 and 2008, respectively. During the first nine months of 2008 the Company borrowed $8.0 million from Valens Offshore SPV II, Corp. (the “Lender”), a portion of which was used to repay Digital Angel and the Royal Bank of Canada, which had previously provided a working capital line to the Company’s subsidiary, Xmark. In conjunction with the sale of Xmark, the Company retired all of its outstanding debt to Digital Angel and to Lender. On August 28, 2008, the Company paid a special dividend of $15.8 million, or $1.35 per share, to all stockholders of record on August 18, 2008.
Financial Condition
As of September 30, 2009, the Company had working capital of approximately $4.0 million and an accumulated deficit of approximately $40.7 million compared to working capital of approximately $2.3 million and an accumulated deficit of approximately $42.1 million as of December 31, 2008. The increase in working capital was primarily due to the release of $4.4 million from the escrow agreement between the Company and Stanley, stemming from the Company’s sale of Xmark, offset by operating losses, described above.
The Company believes that with the cash it has on hand, it will have sufficient funds available to cover its cash requirements through the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4T.	Controls and Procedures.
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2009. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of September 30, 2009 based on the disclosure controls evaluation.
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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Note 9 — Legal Proceedings to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
Risks Related to the Merger
The significant costs associated with the Merger may not prove to be justified in light of the benefits ultimately realized and could adversely affect future liquidity and operating results.
The Company estimates that it will incur direct transaction costs of approximately $0.3 million associated with the Merger, which will be included as a part of the total purchase cost for accounting purposes. In addition, Steel Vault estimates that it will incur direct transaction costs estimated to be approximately $0.2 million, which will be expensed as incurred for accounting purposes. These numbers are estimates that are subject to increase. The Company and Steel Vault believe the combined company may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the Merger is completed or the following quarters, to reflect costs associated with integrating certain operations of the two companies. The combined company may incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger.
Charges to earnings may adversely affect the market value of the combined company’s common stock following the Merger.
In accordance with accounting principles generally accepted in the United States, the combined company will account for the Merger using the acquisition method of accounting, which will result in charges to earnings that could have a material effect on the market value of Company common stock following the closing of the Merger. Under the acquisition method of accounting, the combined company expects to allocate approximately 28% of the estimated purchase price to Steel Vault’s net tangible assets, amortizable intangible assets, and intangible assets with indefinite lives based on their fair values as of the date of the closing of the Merger, and will record the excess as goodwill. The Company will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the Merger. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, the Company may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material effect on the Company’s results of operations.
The combined company may be unable to successfully integrate Steel Vault’s and the Company’s operations or to realize the anticipated benefits of the Merger. As a result, the value of Company common stock may be adversely affected.
The Company and Steel Vault entered into the Merger Agreement because each company believes that the Merger will be beneficial to each of the Company, Steel Vault, and their respective stockholders. Currently, each company operates as an independent public company. The new combined company will be called PositiveID Corporation and will offer identification tools and technologies for consumers and businesses. The companies believe that the formation of PositiveID Corporation represents the convergence of a pioneer in personal health records, the Company, with a leader in the identity security space, Steel Vault, which is focused on access and security of a consumer’s critical data. The companies believe that joining personal health records and identity security solutions provides a solid foundation for organic growth and a strong, flexible platform for future offers. Achieving the anticipated synergies, growth opportunities and cost savings from the Merger will depend in part upon whether the two companies integrate their businesses in an efficient and effective manner. The companies may not be able to accomplish this integration process smoothly or successfully. The companies may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the Merger. An inability to realize the full extent of, or any of, the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect on the business and results of operations of the combined company, which may affect the value of the shares of Company common stock after the completion of the Merger.

In order to be successful, the combined company must retain and motivate key employees, and failure to do so could seriously harm the combined company.
In order to be successful, the combined company must retain and motivate executives and other key employees, including those in managerial, sales and technical positions. Employees of the Company or Steel Vault may experience uncertainty about their future roles in the combined company until or after strategies with regard to the combined company are announced or executed. These circumstances may adversely affect the combined company’s ability to attract and retain key management, sales and technical personnel. The combined company also must continue to motivate employees and keep them focused on the strategies and goals of the combined company, which may be particularly difficult because of the potential distractions of the Merger.
Resales of Company common stock following the Merger may cause the market price of Company common stock to decrease.
As of November 9, 2009, the Company had 14,160,628 shares of common stock outstanding, and an aggregate of 1,004,296 shares of Company common stock were issuable upon the exercise of outstanding employee or director stock options. In connection with the Merger on November 10, 2009, the Company issued approximately 5,067,290 shares of Company common stock in the Merger based on the number of shares of Steel Vault common stock outstanding on November 10, 2009, and reserved an additional approximately 3,802,409 shares of Company common stock for issuance in connection with the Company’s assumption of Steel Vault’s outstanding options and warrants. The issuance of these new shares of Company common stock and the sale of additional shares of Company common stock that may become eligible for sale in the public market from time to time upon exercise of options or other rights will increase the total number of shares of Company common stock outstanding. This increase will be substantial. Sales of a significant number of shares of Company common stock could have the effect of depressing the market price for Company common stock.
Industry and Business Risks Related to the Company and Its Businesses
In the past, the Company has failed to meet applicable Nasdaq Stock Market requirements and was subject to delisting by the Nasdaq Stock Market. If delisting were to occur in the future, it would adversely affect the market liquidity of its common stock and harm its businesses.
On October 21, 2008, the Company received a letter from Nasdaq indicating that it was not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to October 16, 2008, the bid price of its common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Marketplace Rule 5450 (the “Rule”) and, its common stock had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5 million as required for continued inclusion by the Rule. On November 17, 2008, the Company received a notice from Nasdaq indicating that its stockholders’ equity at September 30, 2008 was less than the $10 million in stockholders’ equity required for continued listing on The Nasdaq Global Market under Marketplace Rule 5450(b)(1)(A). In its notice, Nasdaq requested that the Company provide its plan to achieve and sustain compliance with the continued listing requirements of The Nasdaq Global Market, including the minimum stockholders’ equity requirement, before December 2, 2008, which the Company complied with. On February 27, 2009, it filed an application to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market.
On March 5, 2009, the Company received a notice from Nasdaq indicating that it had not evidenced compliance with the $10 million in stockholders’ equity requirement for continued listing on the Nasdaq Global Market under Marketplace Rule 5450(b)(1)(A), and that it did not meet the requirements for continued listing on The Nasdaq Capital Market because its stockholders’ equity at December 31, 2008 of $2.4 million was below the $2.5 million requirement under Marketplace Rule 5550(b). As a result, its securities were subject to delisting. The Company appealed the Nasdaq staff’s determination and requested an oral hearing before a Nasdaq Listing Qualifications Panel, which took place on April 23, 2009 and temporarily stayed the delisting of its common stock. On May 27, 2009, the Nasdaq Hearings Panel granted its request to remain listed on The Nasdaq Stock Market and its request to transfer to The Nasdaq Capital Market, effective May 29, 2009. On July 24, 2009, the Company received a letter from Nasdaq advising that it is in compliance with all applicable continued listing standards. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company meets The Nasdaq Capital Market MVPHS requirement of $1 million.

On September 30, 2009, the Company received a letter from Nasdaq indicating that, since the closing bid price of the Company’s common stock had been at $1.00 per share or greater for at least ten consecutive business days, the Company had regained compliance with the Rule. However, there is no assurance that the Company will be able to maintain compliance with the Nasdaq’s requirements for continued listing in the future.
If the Company’s common stock were delisted from the Nasdaq Stock Market, trading of its common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the OTC Bulletin Board. Delisting would adversely affect the market liquidity of its common stock and harm the Company’s business and may hinder or delay its ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect the Company’s ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.
Risks Related to the Company’s Product Development Efforts
The Company and its development partner Receptors LLC are in the early stages of developing a virus triage detection system for the H1N1 virus and an in vivo glucose-sensing RFID microchip, the effectiveness of both of which is unproven.
The Company and its development partner, Receptors, are engaged in the research and development of applying Receptors’ patented AFFINITY by DESIGNtm CARAtm platform to the detection and classification of pandemic threat viruses, such as the H1N1 virus, as well as the research and development of an in vivo glucose-sensing RFID microchip. The effectiveness of this detection system and the effectiveness of this sensor/microchip system are yet to be determined. As a result, there can be no assurance that the Company and Receptors will be able to successfully employ these development-stage products as diagnostic solutions for either the detection of strains of influenza and other viruses or for the detection of glucose in vivo. Any failure to establish the efficacy or safety of these development-stage products could have a material adverse effect on the Company’s business, results of operations, and financial condition.
The Company’s product research and development activities may not result in a commercially-viable virus triage detection system or in a commercially-viable in vivo glucose-sensing RFID microchip.
Both products are in the early stages of development. Both the virus triage detection system and the in vivo glucose-sensing RFID microchip are therefore prone to the risks of failure inherent in diagnostic product development. The Company and Receptors may be required to complete and undertake significant clinical trials to demonstrate to the U.S. Food and Drug Administration, or FDA, that these products are safe and effective to the satisfaction of the FDA and other non-United States regulatory authorities or for their respective, intended uses, or are substantially equivalent in terms of safety and effectiveness to existing, lawfully-marketed, non-premarket approved devices. Clinical trials are expensive and uncertain processes that often take years to complete. Failure can occur at any stage of the process, and successful early positive results do not ensure that the entire clinical trial or later clinical trials will be successful. Product candidates in clinical-stage trials may fail to show desired efficacy and safety traits despite early promising results. If the research and development activities of the Company and Receptors do not result in commercially-viable products, the Company’s business, results of operations, financial condition, and stock price could be adversely affected.
Even if the FDA or similar non-United States regulatory authorities grant the Company regulatory approval of a product, the approval may take longer than the Company anticipates and may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow up studies. Moreover, if the Company fails to comply with applicable regulatory requirements, the Company may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

The success and timing of development efforts, clinical trials, regulatory approvals, product introductions, collaboration and licensing arrangements, any termination of development efforts and other material events could cause volatility in our stock price.
Volatility in the Company’s stock price will depend on many factors, including:
•	success of the development partnership between the Company and Receptors and related development costs;
•	success and timing of regulatory filings and approvals for the virus triage detection system and the in vivo glucose-sensing RFID microchip;
•	success and timing of commercialization and product introductions of the virus triage detection system and the in vivo glucose-sensing RFID microchip;
•	introduction of competitive products into the market;
•	results of clinical trials for the virus triage detection system and the in vivo glucose-sensing RFID microchip;
•	a finding that Receptors’ patented AFFINITY by DESIGNtm CARAtm platform is invalid or unenforceable;
•	a finding that the virus triage detection system or the in vivo glucose-sensing RFID microchip infringes the patents of a third party;
•	payment of any royalty payments under licensing agreements;
•	unfavorable publicity regarding the Company, Receptors, or either of the companies’ products or competitive products;
•	termination of development efforts for the virus triage detection system;
•	timing of expenses the Company may incur with respect to any license or acquisition of products or technologies; and
•	termination of development efforts of any product under development or any development or collaboration agreement.
The Company anticipates future losses and may require additional financing, and the Company’s failure to obtain additional financing when needed could force the Company to delay, reduce or eliminate the Company’s product development programs or commercialization efforts.
The Company anticipates future losses and therefore may be dependent on additional financing to execute its business plan. Although the Company currently has the funding needed to pay for the planned development of its current projects, its plans for expansion may still require additional financing. In particular, the Company may require additional capital in order to continue to conduct the research and development and obtain regulatory clearances and approvals necessary to bring any future products to market and to establish effective marketing and sales capabilities for existing and future products. The Company’s operating plan may change, and it may need additional funds sooner than anticipated to meet its operational needs and capital requirements for product development, clinical trials and commercialization. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available on a timely basis, the Company may terminate or delay the development of one or more of its products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize its products. Therefore, the Company does not know whether any planned development phases or clinical trials for the virus triage detection system or the in vivo glucose-sensing RFID microchip will be completed on schedule, or at all. Furthermore, the Company cannot guarantee that any planned development phases or clinical trials will begin on time or at all.

The Company’s future capital requirements will depend on many factors, including: the costs of expanding the Company’s sales and marketing infrastructure and manufacturing operations; the degree of success the Company experiences in developing and commercializing the virus triage detection system and the in vivo glucose-sensing RFID microchip; the number and types of future products the Company develops and commercializes; the costs, timing and outcomes of regulatory reviews associated with the Company’s current and future product candidates; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and the extent and scope of the Company’s general and administrative expenses.
The Company’s future product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.
Development of a product candidate requires substantial technical, financial and human resources. The Company’s potential product candidates may appear to be promising at various stages of development yet fail to timely reach the market for a number of reasons, including: the lack of adequate quality or sufficient prevention benefit, or unacceptable safety during preclinical studies or clinical trials; the Company’s or its collaborative development partners’ failure to receive necessary regulatory approvals on a timely basis, or at all; the existence of proprietary rights of third parties; or the inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.
The Company’s industry changes rapidly as a result of technological and product developments, which may quickly render the Company’s product candidates less desirable or even obsolete. If the Company is unable or unsuccessful in supplementing its product offerings, its revenue and operating results may be materially adversely affected.
The industry in which the Company operates is subject to rapid technological change. The introduction of new technologies in the market, including the delay in the adoption of these technologies, as well as new alternatives for the delivery of products and services, will continue to have a profound effect on competitive conditions in this market. The Company may not be able to develop and introduce new products, services and enhancements that respond to technological changes on a timely basis. If the Company’s product candidates are not accepted by the market as anticipated, if at all, the Company’s business, operating results, and financial condition may be materially and adversely affected.
If the Company and Receptors are unable to develop and later market the product candidates in a timely manner or at all, or if competitors develop or introduce similar products that achieve commercialization before the product candidates enter the market, the demand for the product candidates may decrease or the product candidates could become obsolete.
The product candidates will operate in competitive markets, where competitors may already be well established. The Company expects that competitors will continue to innovate and to develop and introduce similar products that could be competitive in both price and performance. Competitors may succeed in developing or introducing similar products earlier than the Company and Receptors, obtaining regulatory approvals and clearances for such products before the product candidates are approved and cleared, or developing more effective products. In addition, competitors may have products that have already been approved or are in a stage of advanced development, which may achieve commercialization before the product candidates enter the market.
If a competitor’s products reach the market before the product candidates, they may gain a competitive advantage, impair the ability of the Company and Receptors to commercialize the product candidates, or render the product candidates obsolete. There can be no assurance that developments by competitors will not render the product candidates obsolete or noncompetitive. The Company’s financial performance may be negatively impacted if a competitor’s successful product innovation reaches the market before the product candidates or gains broader market acceptance.
The Company believes that the product candidates have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing. There is no guarantee that the Company and Receptors will be successful in maintaining these advantages. Nor is there any guarantee that the Company and Receptors will be successful in completing development of the product candidates in any clinical trials or in achieving sales of the product candidates, or that future margins on such products will be acceptable.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.
On September 21, 2009, the Company and Receptors entered into a Development/Master Agreement pursuant to which the Company will engage the services of Receptors to develop a sensing system for the detection and identification of the influenza virus, including, but not limited to the H1N1 virus. The Company issued 200,000 restricted shares of Company common stock and made a cash payment of $100,000 under Phase I of the Development/Master Agreement. On October 6, 2009, the Company and Receptors entered into a Development/Master Agreement pursuant to which the Company will engage the services of Receptors to develop a glucose sensing device for use in the human body. As consideration, the Company made a cash payment of $100,000 to Receptors and issued 150,000 restricted shares of Company common stock as payment under the Development/Master Agreement. The restricted stock was issued to Receptors without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving any public offering.

Item 5.	Other Information.
On November 12, 2009, the Company’s compensation committee (the “Compensation Committee”) approved a 2010 executive compensation arrangement for Scott R. Silverman, our Chairman of the Board and Chief Executive Officer, and William J. Caragol, our President and Chief Financial Officer. Beginning in 2010, Mr. Silverman and Mr. Caragol will receive a base salary of $375,000 and $225,000, respectively. Additionally, the Compensation Committee has the authority to approve a discretionary bonus for 2010, a portion of which is guaranteed, to each of Mr. Silverman and Mr. Caragol based on the following factors: development of the rapid virus sensor project, development of the glucose-sensing microchip project, the financial performance of the business of our wholly-owned subsidiary, Steel Vault, strategic acquisitions, the overall financial condition/health of the business, and such other factors as the Compensation Committee deems appropriate in light of any acquisitions or changes in the business. Mr. Silverman may earn a bonus between $200,000 and $600,000, and Mr. Caragol may earn a bonus between $200,000 and $450,000. Each of Mr. Silverman and Mr. Caragol will receive 1,000,000 shares of restricted stock under the PositiveID Corporation 2009 Stock Incentive Plan. These restricted shares will vest according to the following schedule: (i) 50% vest on January 1, 2011; and (ii) 50% vest on January 1, 2012. Mr. Silverman’s and Mr. Caragol’s rights and interests in the unvested portion of the restricted stock are subject to forfeiture in the event they resign prior to January 1, 2012 or are terminated for cause prior to January 1, 2012, with said cause being defined as a conviction of a felony or such person being prevented from providing services to the Company as a result of such person’s violation of any law, regulation and/or rule. Mr. Silverman and Mr. Caragol are entitled to Company-paid health insurance, non-allocable expenses of $45,000 and $20,000, respectively, and each are entitled to an automobile allowance and other automobile expenses, including insurance, gasoline and maintenance costs.

Item 6.	Exhibits.
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

POSITIVEID CORPORATION (Registrant)
Date: November 12, 2009	By:	/s/ William J. Caragol
William J. Caragol
President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description
2.1		Agreement and Plan of Reorganization dated September 4, 2009, among PositiveID Corporation, Steel Vault Corporation, and VeriChip Acquisition Corp. (1)
2.2		Amendment No. 1 to Agreement and Plan of Reorganization, dated October 1, 2009, among PositiveID Corporation, Steel Vault Corporation, and VeriChip Acquisition Corp. (2)
3.1	*	Second Amended and Restated Certificate of Incorporation, as amended, of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006
3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005 (4)
4.1		Form of Specimen Common Stock Certificate (3)
10.1	*	License Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC
10.2	*	Development/Master Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC
10.3		Convertible Preferred Stock Purchase Agreement, dated September 29, 2009, between PositiveID Corporation and Optimus Capital Partners, LLC (4)
10.4	*	License Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC
10.5	*	Development/Master Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC
31.1	*	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to the Current Report on Form 8-K filed by PositiveID Corporation on September 8, 2009.

(2)	Incorporated by reference to the Current Report on Form 8-K filed by PositiveID Corporation on October 1, 2009.

(3)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by PositiveID Corporation (Registration No. 333-130754) on December 29, 2009, as amended.

(4)	Incorporated by reference to the Current Report on Form 8-K filed by PositiveID Corporation on September 29, 2009.