Form 10-Q/A
period 2009-09-30
POSITIVEID Corp
filed 2009-12-01
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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

POSITIVEID CORPORATION

EXPLANATORY NOTE

PositiveID Corporation (the “Company”) is filing this Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 to include the net income (loss) figures for the three months ended September 30, 2008 and the nine months ended September 30, 2008 and 2009 in the Company’s consolidated statements of operations, which were inadvertently omitted, and to correct the loss from continuing operations figure for the three months ended September 30, 2008 in Note 7 to the unaudited condensed consolidated financial statements. Except as expressly set forth in this Form 10-Q/A, the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 has not been amended, updated or otherwise modified. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q. With this Form 10-Q/A, the principal executive officer and principal financial officer of the Company have reissued their certifications.

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

POSITIVEID CORPORATION
Condensed Consolidated Statements of Operations
 (In thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$104	$6	$161	$41
Cost of goods sold	35	—	54	61

Gross profit (loss)	69	6	107	(20)

Operating expenses:
Selling, general and administrative	858	11,924	3,162	18,668
Research and development	—	—	—	212

Total operating expenses	858	11,924	3,162	18,880

Operating loss	(789)	(11,918)	(3,055)	(18,900)

Interest and other income (expense), net	31	610	55	(372)
Interest expense	—	(40)	—	(879)
Gain on sale/release of escrow	—	6,174	4,385	6,174
Gain on Settlement of Debt	—	1,823	—	1,823

Total other income	31	8,567	4,440	6,746

(Loss) income from continuing operations	(758)	(3,351)	1,385	(12,154)
Net(loss) income from discontinued operations (net of tax (benefit) expense of $(58) and $233)	—	(1,966)	—	787

Net(loss) income	$(758)	(5,317)	1,385	(11,367)

Earnings (loss) per common share — Basic:
Net (loss) income per common share from continuing operations — basic	$(0.06)	$(0.30)	$0.11	$(1.19)
Net (loss) income per common share from discontinued operations — basic	—	(0.18)	—	0.08

Net (loss) income per common share — basic	$(0.06)	$(0.48)	$0.11	$(1.11)

Weighted average number of shares outstanding — basic	12,344	11,233	12,275	10,217

Earnings per common share — Diluted:
Net (loss) income per common share from continuing operations — diluted	$(0.06)	$(0.30)	$0.11	$(1.19)
Net (loss) income per common share from discontinued operations — diluted	$—	$(0.18)	$—	$0.08

Net (loss) income per common share — diluted	$(0.06)	$(0.48)	$0.11	$(1.11)

Weighted average number of shares outstanding — diluted	12,344	11,233	12,911	10,217

Net (loss) income	$(758)	$(5,317)	$1,385	$(11,367)
Other comprehensive income	$215	$—	$238	$—

Comprehensive(loss) income	$(543)	$(5,317)	$1,623	$(11,367)

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. Income (Loss) per Common Share
A reconciliation of the numerator and denominator of basic and diluted income (loss) per common share is provided as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
Numerator for basic and diluted loss per share:
Income (loss) from continuing operations	(758)	(3,351)	1,385	(12,154)
Net income from discontinued operations	—	(1,966)	—	787

Net income (loss)	$(758)	$(5,317)	$1,385	$(11,367)

Denominator:
Denominator for basic income (loss) per share:
Weighted average shares outstanding — basic	12,344	11,233	12,275	10,217

Net income (loss) per common share from continuing operations — basic	$(0.06)	$(0.30)	$0.11	$(1.19)
Net income per common share from discontinued operations — basic	—	(0.18)	—	0.08

Basic income (loss) per share	$(0.06)	$(0.48)	$0.11	$(1.11)

Denominator for diluted income (loss) per share:
Weighted average shares outstanding — diluted	12,344	11,233	12,911	10,217

Net income (loss) per common share from continuing operations — diluted	$(0.06)	$(0.30)	$0.11	$(1.19)
Net income (loss) per common share from discontinued operations — diluted	—	(0.18)	—	0.08

Diluted income (loss) per share	$(0.06)	$(0.48)	$0.11	$(1.11)

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

POSITIVEID CORPORATION (Registrant)
Date: December 1, 2009	By:	/s/ William J. Caragol
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