Form 10-K
period 2009-12-31
POSITIVEID Corp
filed 2010-03-19
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the Nasdaq Stock Market on June 30, 2009 was $5,205,018. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
At March 5, 2010, 23,033,275 shares of our common stock were outstanding.

Item	Description	Page

Special Note Regarding Forward-Looking Statements		3

	Part I	5

1.	Business	5

1A.	Risk Factors	15

1B.	Unresolved Staff Comments	24

2.	Properties	24

3.	Legal Proceedings	24

	Part II	24

4.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	24

5.	Selected Financial Data	25

6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

6A.	Quantitative and Qualitative Disclosures About Market Risk	35

7.	Financial Statements and Supplementary Data	35

8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	35

8A(T).	Controls and Procedures	35

8B.	Other Information	36

	Part III	38

9.	Directors, Executive Officers and Corporate Governance	38

10.	Executive Compensation	41

11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47

12.	Certain Relationships and Related Transactions, and Director Independence	49

13.	Principal Accountant Fees and Services	55

	Part IV	56

14.	Exhibits, Financial Statement Schedules	56

	Signatures	57

	Index to Consolidated Financial Statements and Financial Schedules	F-1

Exhibit 2.7
Exhibit 3.2
Exhibit 4.1
Exhibit 10.6
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.41
Exhibit 10.42
Exhibit 10.43
Exhibit 10.49
Exhibit 10.50
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:
•	the ability of the Company to improve diabetics’ lives while helping them manage their healthy glucose levels, thereby decreasing the risk of diabetes-related complications and reducing medical costs;

•	the ability of the sensing system to demonstrate a glucose concentration response in model blood and interstitial fluid matrices;

•	that patients implanted with our glucose-sensing microchip, if successfully developed, could get a rapid reading of their blood sugar with a simple wave of a handheld scanner;

•	the ability of iGlucose to provide next generation, real time data to improve diabetes management and help ensure patient compliance, data accuracy and insurance reimbursement;

•	the iGlucose wireless communication device being the first to address the Medicare requirement for durable medical equipment manufacturers and pharmacies to maintain glucose level logs and records for the millions of high-frequency diabetes patients;

•	that the use of a heavy molecule to generate a chemical reaction that can be reliably measured may prove the close correlation between acetone concentration found in a patient’s exhaled breath and glucose found in his or her blood and the possible elimination of a patient’s need to prick his or her finger multiple times per day;

•	that the rapid sub-type classification of flu strains at the point of care will allow for improved treatment, thereby discouraging antibiotic overuse, preventing central lab overloading and improving overall health outcomes; and

•	that the rapid flu sub-type test will give an early warning of the rise of new sub-types of influenza so that containment measures can be implemented and pandemic proportions can be avoided.
This Annual Report on Form 10-K also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates, including, but not limited to, the likelihood that the number of diabetics in the U.S., which currently stands at 23.7 million, may almost double in 25 years, and the annual cost of treating them may triple to $336 billion. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.
Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors,” “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this Annual Report on Form 10-K and include:
•	our ability to continue listing our common stock on the Nasdaq Stock Market (“Nasdaq”);

•	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations and continued development of our products, including the Rapid Flu Detection System, the glucose-sensing microchip, the Easy Check breath glucose detection system and the iGlucose wireless communication system;

•	our ability to complete the Phase II of the Rapid Flu Detection System by the end of 2010 or at all and Phase II of the glucose-sensing microchip development program by mid 2010 or at all;

•	our ability to pursue our strategy to offer identification tools and technologies for consumers and businesses;

•	our ability to maximize the amount of capital that we will have available to pursue business opportunities in the healthcare and energy sectors;

•	our ability to successfully develop and commercialize the breath glucose detection system and the iGlucose wireless communication device and the glucose-sensing microchip, and the market acceptance of these devices and the microchip;

•	our ability to obtain patents on our products, including the Easy Check breath glucose detection system and the iGlucose wireless communication device, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

•	we may become subject to costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	uncertainty as to whether a market for our VeriMed system will develop and whether we will be able to generate more than a nominal level of revenue from this business;

•	the potential for patent infringement claims to be brought against us asserting that we hold no rights for the use of the implantable microchip technology and that we are violating another party’s intellectual property rights. If such a claim is successful, we could be enjoined from engaging in activities to market the systems that utilize the implantable microchip and be required to pay substantial damages;

•	our ability to provide uninterrupted, secure access to the Health Link and VeriMed databases; and

•	our ability to establish and maintain proper and effective internal accounting and financial controls.
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

PART I
ITEM 1. BUSINESS
The Company
PositiveID Corporation, formerly known as VeriChip Corporation, was formed as a Delaware corporation by Digital Angel Corporation, or Digital Angel, in November 2001. In January 2002, we began our efforts to create a market for radio frequency identification, or RFID, systems that utilize our human implantable microchip. During the first half of 2005 we acquired two business focused on providing RFID systems for healthcare applications. Those businesses (EXi Wireless and Instantel) were merged in 2007 to form Xmark Corporation (“Xmark”), which was a wholly owned subsidiary of ours. On February 14, 2007, we completed our initial public offering in which we sold 3,100,000 shares of our common stock at $6.50 per share.
On July 18, 2008, we completed the sale of all of the outstanding capital stock of Xmark, which at the time was principally all of our operations, to Stanley Canada Corporation, a wholly-owned subsidiary of The Stanley Works. The sale transaction was closed for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million, which was adjusted to $2.8 million at settlement of the escrow. Under the terms of the stock purchase agreement, $43.4 million of the proceeds were paid at closing and $4.4 million was released from escrow in July 2009. As a result, we recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until the escrow was settled. The financial position, results of operations and cash flows of Xmark have been reclassified as discontinued operations in 2008 and 2007.
Following the completion of the sale of Xmark to Stanley Canada, we retired all of our outstanding debt for a combined payment of $13.5 million and settled all contractual payments to Xmark’s and our officers and management for $9.1 million. On August 28, 2008, we paid a special dividend to our stockholders of $15.8 million.
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
Also, on November 12, 2008, R&R Consulting Partners LLC, a company controlled by our Chairman and Chief Executive Officer, purchased 5,355,556 shares of common stock from Digital Angel, at which point in time Digital Angel ceased being a stockholder.
On September 4, 2009, the Company, VeriChip Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (the “Acquisition Subsidiary”), and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), signed an Agreement and Plan of Reorganization (the “Merger Agreement”), dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). Upon the consummation of the Merger, each outstanding share of Steel Vault’s common stock, warrants and options was converted into 0.5 shares of common stock, warrants and options of the Company. At the closing of the Merger, we changed our name to PositiveID Corporation, and changed our stock ticker symbol with Nasdaq to “PSID” effective November 11, 2009.
In February 2010, we acquired the assets of Easy Check Medical Diagnostics, LLC, including the Easy Check breath glucose detection system and the iGlucose wireless communication system. These products are currently under development. There is a U.S. patent pending for the Easy Check breath glucose detection system and the Company plans to file a patent application and launch the product development for the iGlucose system in early 2010. In exchange for the assets, we issued 300,000 shares of our common stock valued at approximately $351,000. Additional payment in the form of shares (maximum 200,000 shares) and product royalties may be paid in the future based on successful patent grants and product or license revenues.

Our principal executive offices are located at 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445. Our telephone number is (561) 805-8008. Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K, we are referring to VeriChip Corporation and its consolidated subsidiaries.
VeriChip, Health Link, VeriMed, VeriTrace, iGlucose and NationalCreditReport.com are our registered trademarks. This Annual Report on Form 10-K contains trademarks and trade names of other organizations and corporations.
Available Information
We file or furnish with or to the Securities and Exchange Commission, or SEC, our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to stockholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.positiveidcorp.com as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or any registration statement that incorporates this Annual Report on Form 10-K by reference.
Overview
We have historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault, the Company is pursuing its strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security.
Our HealthID segment is currently focused on the development of the glucose-sensing microchip, in conjunction with Receptors LLC (“Receptors”). In the field of diabetes management we also acquired, in February 2010, the assets of Easy Check Medical Diagnostics, LLC, including the Easy Check breath glucose detection system and the iGlucose wireless communication system. All three of these products are currently under development.
We also intend to continue the development of the Rapid Flu Detection system, and other health related products, built on our core intellectual property. Our HealthID segment also includes the VeriMed system, which uses an implantable passive RFID microchip (the “VeriChip”) that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared our VeriMed Health Link system for use in medical applications in the United States.
Our ID Security segment includes our Identity Security suite of products, sold through our NationalCreditReport.com brand and our Health Link personal health record. Our NationalCreditReport.com business was acquired in conjunction with our merger with Steel Vault in November 2009. NationalCredit-Report.com offers consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, we re-launched our Health Link personal health record (“PHR”) business. We plan to focus our marketing efforts on partnering with health care providers and exchanges, physician groups, Electronic Medical Record (“EMR”) system vendors, and insurers to use Health Link as a PHR provided to their patients. We will also seek to partner with pharmaceutical companies who wish to communicate with our online community through various forms of value added content and advertising.
The Company continues to focus on its HealthID and ID Security businesses, including the development of the glucose sensing microchip, the Easy Check breath glucose detection system, the iGlucose wireless communication system, the Rapid Flu Detection System, the Health Link PHR, and its operating business in identity security. The Company intends to continue to explore potential strategic transactions with third parties in the healthcare, identification, and animal health sectors.
Our Businesses
Healthcare Products
Our Healthcare Products include the development of a glucose-sensing microtransponder based on our patent number 7,125,382 entitled “Embedded Bio-Sensor System.” Our patent covers a bio-sensor system that utilizes RFID technology, combining wireless communication with an implantable passively-powered on-chip transponder. We have partnered with Receptors, a technology company whose AFFINITY by DESIGN™ chemistry platform can be applied to the development of selective binding products, to develop an in-vivo glucose sensor to detect glucose levels in the human body which is intended to be coupled with our microchip to read blood glucose levels through an external scanner. According to the American Diabetes Association, there are 23.6 million people in the United States, or 8 percent of the population, who have diabetes. Furthermore, the total prevalence of diabetes increased 13.5 percent from 2005 to 2007. We believe the successful development and commercialization of our glucose-sensing microchip could negate the need for diabetics to draw blood samples multiple times each day to read their blood glucose levels. We further believe that patients implanted with our glucose-sensing microchip, if successfully developed, could get a rapid reading of their blood sugar with a simple wave of a handheld scanner.

In conjunction with Receptors, we have successfully completed Phase I development of the glucose-sensing microchip and are currently in Phase II development. In Phase I, we successfully demonstrated the bench-top format application of the glucose-sensing system to the detection of glucose levels. Phase II will include expanding on the synthetic competitor agent and Combinatorial Artificial Receptor Array (CARA) binding environment preparation and screening protocols using optimized array and bead workflows. We expect that it will optimize candidate glucose-sensing systems for sensitivity and selectivity incorporating model matrices into the screen and workflow process. We also expect that Phase II will optimize the binding environment and competitor agent synthesis, test cut-off membrane technology and demonstrate a bench-scale fluorescence system prototype.
We have also partnered with Receptors to develop a Rapid Influenza Detection System built on the same intellectual property platform used in the glucose sensing microtransponder. The Rapid Influenza Detection System is intended to initially provide two levels of identification within minutes. If developed, utilizing a simple test tube format that can be combined with an inexpensive reader, it is expected that the first level will prep the sample and identify the agent as a flu or non-flu virus, and that the second level of identification will classify the sub-type of flu that is present in a sample, such as H3N2 (seasonal flu), H1N1 (swine flu), etc. In February 2010, we completed Phase I development and successfully achieved proof-of-concept. CARA support and complementary competitor agents were developed to detect the presence of influenza in a model nasal wash matrix. Using multiplexed specificity, the goal of Phase II is to classify the sub-type of flu that is present in a sample. We believe rapid sub-type classification of flu strains at the point of care will allow for improved treatment, thereby discouraging antibiotic overuse, preventing central lab overloading and improving overall health outcomes. Furthermore, we believe the rapid flu sub-type test will give an early warning of the rise of new sub-types of influenza so that containment measures can be implemented and pandemic proportions can be avoided. According to the Centers for Disease Control and Prevention, each year in the United States on average, 5 percent to 20 percent of the population gets the flu; on average, more than 200,000 people are hospitalized from flu-related complications, and about 36,000 people die from flu-related causes.
In February 2010, we acquired certain intellectual property rights and assets of Easy Check Medical Diagnostics, LLC, to expand our portfolio of non-invasive glucose-level testing products and diabetes management tools under development. Easy Check has two primary products under development: the Easy Check breath glucose detection system and the iGlucose ™ wireless communication device.
The Easy Check breath glucose test, currently under development, is a non-invasive glucose detection system that measures acetone levels in a patient’s exhaled breath. The association between acetone levels in the breath and glucose is well documented, but previous data on the acetone/glucose correlation has been insufficient for reliable statistics. Easy Check’s breath glucose detection system combines a proprietary chemical mixture of natrium nitroprussid with breath exhalate, which is intended to create a new molecular compound that can be measured with its patent pending technology. We believe that the use of a heavy molecule to generate a chemical reaction that can be reliably measured may prove the close correlation between acetone concentrations found in a patient’s exhaled breath and glucose found in his or her blood. This could eliminate a patient’s need to prick his or her finger multiple times per day to get a blood sugar reading.
Easy Check’s other product under development, the iGlucose system, uses wireless SMS messaging to automatically communicate a diabetic’s glucose readings to the iGlucose online database. iGlucose is intended to provide next generation, real-time data to improve diabetes management and help ensure patient compliance, data accuracy and insurance reimbursement. In addition, we believe that the iGlucose wireless communication device is the first to address the Medicare requirement for durable medical equipment manufacturers and pharmacies to maintain glucose level logs and records for the millions of high-frequency diabetes patients.

Our VeriMed system, which includes our VeriChip, is designed to rapidly and accurately identify people who are unconscious, confused or unable to communicate at the time of medical treatment, for example, upon arrival at a hospital emergency room. Our VeriMed system provides emergency room physicians and staff who use our scanner, linking a patient to the VeriMed Registry to have access to patient pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records. In addition, we believe that our wireless handheld scanner could make the VeriMed system an important identification tool for EMTs and other emergency personnel outside the hospital emergency room setting. The components of our system include:
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
Identity Security Products and Services
NationalCreditReport.com is an emerging leader in the consumer provision of credit reports, credit score and credit monitoring products. This business provides an easy to use medium for consumers to retrieve and review their credit history, as well as monitor their credit files with one or all three of the major credit reporting bureaus: Experian, Equifax and TransUnion. We plan to add both credit and non-credit related products to our portfolio of services in 2010 some of which may include, but are not limited to, payday loan reporting and monitoring, national criminal reporting and monitoring, cyberspace reporting and monitoring, public record reporting and monitoring as well as data breach response and notification services. We also plan to sell our products and services directly to corporations to give to their employees as an employee benefit.
The three credit reporting repositories have agreements with a number of credit reporting resellers, allowing them to in turn supply companies, like NationalCreditReport.com, that resell their products and services, separately or bundled, with other services to consumers. NCRC has an agreement with one of the resellers.
Our products and services are offered to consumers principally on a monthly subscription basis. Subscription fees are generally billed directly to the subscriber’s credit card. The prices to subscribers of various configurations of our monitoring products and services range generally from $14.95 to $19.95 per month. As a means of allowing customers to become familiar with our services, we often offer free trial periods.
A substantial number of our subscribers cancel their subscriptions each year. Because there is a marketing and search cost to acquire a new subscriber and produce initial fulfillment materials, subscribers typically must be retained for a number of months to cover these costs. Not all subscribers are retained for a sufficient period of time to achieve positive cash flow returns on these costs.
Health Link Personal Health Record
Health Link is a patient-controlled, online repository to store personal health information such as medications, allergies, family history, previous surgeries, vaccinations and lab results. Health Link also connects the patient to a multitude of customized materials such as personalized health education and online connectivity to caregivers. Through reminders and alerts that can be tailored to suit an individual’s unique circumstances, members are reminded of important actions and receive suggestions to better manage their health. This includes everything from refilling prescriptions on time, appointment reminders, drug interaction warnings, and tips for preventative actions. Health Link can be accessed from any location at any time through an internet connection.

According to Manhattan Research, LLC, a healthcare marketing services firm, 68 percent of all adults in the U.S. used the Internet in 2009 to obtain health information, compared to 64% of adults seeking such information from a doctor and 43% of adults seeking such information from friends or family members. According to Manhattan Research, the number of U.S. adults looking for health information online has increased from 63.3 million in 2002 to 157.5 million in 2009.
Patients using the Health Link personal health record (“PHR”) are responsible for inputting all of their information into our database, including personal health records, as physicians’ offices are not yet typically involved in this process. Patients can also utilize Health Link to connect with numerous Electronic Medical Record (“EMR”) systems that are currently accessible through Microsoft HealthVault™ and Google Health. This interoperability will allow patients to automatically retrieve medical information and include that information, such as prescriptions from large pharmacy chains, laboratory diagnostic tests and many electronic devices (i.e. — glucose meters, blood pressure monitors and electronic scales), in their Health Link PHR.
VeriMed System
We believe that the use of the VeriMed System has the potential to improve patient care, enhance productivity and lower costs. The IDTechEx report refers to a study performed by the U.S. Institute of Medicine that estimated that preventable medical errors in the United States cause between 44,000 and 98,000 deaths each year, due in part to mistaken patient identification and lack of information on a patient’s medical history, and results in losses, other than the loss of human life, of $17 billion to $29 billion annually. These losses include the expense of additional care needed because of mistakes, disability, and lost productivity and income. One factor that can contribute to the occurrence of preventable medical errors is the inability to identify a patient and/or access his or her health records. Recognizing the problem of patient identification and access to medical records, the United States government is currently attempting to address certain inefficiencies in the healthcare system related to information technology. In particular, the current administration has developed a plan to move, in the next five years, toward broad adoption of standards-based electronic health information systems, including the computerization of the nation’s health records.
In early 2007, we entered into a partnership with Alzheimer’s Community Care, or ACC, of West Palm Beach, Florida, in which PositveID and ACC will conduct a study of the effectiveness of the VeriMed System in managing the records of Alzheimer’s patients and their caregivers. In the two-year, 200 patient study, participating individuals suffering from Alzheimer’s disease and other forms of dementia, as well as their caregivers, would receive the VeriChip implantable microchip to provide emergency department staff easy access to those patients’ identification and medical information. Alzheimer’s disease is one of several medical conditions we identify as being ideally suited for the benefits of the VeriMed system since individuals with the disease or other forms of dementia are often unable to give necessary identifying information or critical medical history upon being admitted to a hospital. ACC also believes it is important for caregivers to obtain the implantable VeriMed. If a caregiver becomes ill, the VeriMed database will inform medical personnel that he or she is the caregiver for someone unable to care for themselves. All participants in the study will be voluntary. The legally designated responsible party of an Alzheimer’s patient unable to make medical decisions must give permission for the patient to participate. As of December 31, 2009, more than 100 patients and caregivers have received the VeriChip as part of this study.
Other Applications
During 2009, in conjunction with Raytheon Microelectronics España, we developed an 8mm microchip, which has functionality that is substantially equivalent to the VeriChip. This development was done under a Development and Supply Agreement with Medical Components, Inc. (“Medcomp”), a leading global manufacturer of vascular access catheters, to develop and manufacture a RFID microchip for implantation into Medcomp’s vascular access medical devices on an exclusive basis. Under this agreement, if the Medcomp product is cleared by the FDA, Medcomp has committed to minimum purchase of $3,005,000 over a five year period.
We also have another system that utilizes the implantable microchip, our VeriTrace system. Our VeriTrace system was conceived of in the wake of Hurricane Katrina, when we donated implantable microchips to FEMA’s Department of Mortuary Services in Mississippi and Louisiana to help with FEMA’s efforts to identify corpses. Our implantable microchips were used to provide an end-to-end tagging solution for the accurate tracking and identification of human remains and associated evidentiary items.

Sales, Marketing and Distribution
Our sales, marketing and distribution plan for our Healthcare Products is to align with large medical distribution companies, and either manufacture the products to their specification or license the products and underlying technology to them.
Our Identity Security products and services are marketed to consumers primarily through online advertising, email marketing, paid search, strategic marketing partnerships, as well as search engine marketing (SEM) and search engine optimization (SEO) strategies.
We plan to market our Health Link PHR to patients through partnerships with healthcare providers, insurers, Health Information Exchanges, Regional Health Information Organizations, EMR system vendors, and other related healthcare entities and healthcare providers. As we continue to add patient subscribers through these strategic relationships, we will seek further partnerships with pharmaceutical companies and medical device manufacturers who wish to communicate with our on-line community through various forms of value added content.
Manufacturing; Supply Arrangements
We have historically outsourced the manufacturing of all the hardware components of our RFID systems to third parties. As of February 28, 2010, we have not had material difficulties obtaining system components. We believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business. We plan to continue to outsource any manufacturing requirements of our current and under development products.
Through 2008, Digital Angel was our sole supplier of the implantable microchips, which it obtained from Raytheon Microelectronics España, a subsidiary of Raytheon Company, or RME, under the terms of a separate supply agreement which was terminated on November 12, 2008. Since that time we have been contracting with RME directly.
Environmental Regulation
We must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business, including laws and regulations governing the management and disposal of hazardous substances and wastes. We expect our operations and products will be affected by future environmental laws and regulations, but we cannot predict the effects of any such future laws and regulations at this time. Our distributors who place our products on the market in the European Union are required to comply with EU Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive. Noncompliance by our distributors with EU Directive 2002/96/EC would adversely affect the success of our business in that market. Additionally, we are investigating the applicability of EU Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment, known as the RoHS Directive which took effect on July 1, 2006. We do not expect the RoHS Directive will have a significant impact on our business.
Government Regulation
Laws and Regulations Pertaining to RFID Technologies
Our RFID systems that use our implantable microchip rely on low-power, localized use of radio frequency spectrum to operate. As a result, we must comply with U.S. Federal Communications Commission, or FCC, and Industry Canada regulations, as well as the laws and regulations of other jurisdictions governing the design, testing, marketing, operation and sale of RFID devices if and when we sell our products. Accordingly, all of our products and systems have a paired FCC and Industry Canada equipment authorization.
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
Regulation by the FDA
Our VeriChip microchip is a medical device subject to regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. In October 2004, the VeriMed system received classification as a Class II medical device by the FDA for patient identification and health information purposes. The FDA also permits us to market and sell the VeriMed system in the United States.
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
Regulation of Identity Security Products
We market our consumer products and services through a variety of marketing channels, including online marketing channels, which include online advertising, email marketing, paid search, as well as search engine marketing (SEM) and search engine optimization (SEO) strategies, direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls. These channels are subject to both federal and state laws and regulations. Federal and state laws and regulations may limit our ability to market to new subscribers or offer additional services to existing subscribers.
Email marketing of our services is subject to the Federal Trade Commission’s CAN Spam act which is a law that regulates the use of email communications as a marketing tool to potential, current and inactive subscribers. The CAN Spam act lists certain rules and regulations that define the information that must be contained in email marketing messages being sent from a company which include, but are not limited the provision of an opt-out link which gives the consumers the option to opt out of further email communications from a company. These laws may affect our use of email to market to or communicate with subscribers or potential subscribers.
The Fair Credit Reporting Act, or FCRA, governs, among other things, the sharing of consumer report information among affiliated and unaffiliated third parties; access to credit scores; and requirements for data furnishers and users of consumer report information. Violation of the FCRA, or of similar state laws, can result in an award of actual damages, as well as statutory and/or punitive damages in the event of a willful violation. In 2003, Congress amended the FCRA with the Fair and Accurate Credit Transactions Act of 2003 (“FACTA”). FACTA allows consumers to obtain a free credit report once a year from each of the three nationwide consumer credit reporting agencies. FACTA also contains provisions intended to reduce identity theft, such as allowing consumers to place alerts on their credit histories and mandating secure disposal of certain categories of information.
The Gramm-Leach Bliley Act (“GLBA”) requires “financial institutions” to comply with detailed privacy and data security regulations. Under GLBA, the FTC was given authority to regulate certain financial institutions that are not otherwise subject to the enforcement authority of another regulator. Entities falling within the purview of the FTC’s regulations must, among other things, provide notices to customers about the entity’s privacy policies and practices as well as information on disclosure of information.
Telemarketing of our services is subject to federal and state telemarketing regulation. Federal statutes and regulations adopted by the Federal Trade Commission and Federal Communications Commission impose various restrictions on the conduct of telemarketing. The Federal Trade Commission also has enacted the national Do Not Call Registry, which enables consumers to elect to prohibit telemarketers from calling them. We may not be able to reach potential subscribers because they are placed on the national Do Not Call Registry. Many states have adopted, and others are considering adopting, statutes or regulations that specifically affect telemarketing activities. Although we do not control the telemarketing firms that it engages to market its programs, in some cases we are responsible for compliance with these federal and state laws and regulations. In addition, the Federal Trade Commission and virtually all state attorneys general have authority to prevent marketing activities that constitute unfair or deceptive acts or practices.

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

U.S. Federal Trade Commission Oversight
An increasing focus of the United States Federal Trade Commission’s (FTC’s) consumer protection regulation is the impact of technological change on protection of consumer privacy. Under the FTC’s statutory authority to prosecute unfair or deceptive acts and practices, the FTC vigorously enforces promises a business makes about how personal information is collected, used and secured. Since 1999, the FTC has taken enforcement action against companies that do not abide by their representations to consumers of electronic security and privacy. More recently, the FTC has found that failure to take reasonable and appropriate security measures to protect sensitive personal information is an unfair practice violating federal law. In the consent decree context, offenders are routinely required to adopt very specific cyber security and internal compliance mechanisms, as well as submit to twenty years of independent compliance audits. Businesses that do not adopt reasonable and appropriate data security controls have been found liable for as much as $10 million in civil penalties and $5 million in consumer redress.
The FTC has considered the potential impact of RFID on consumer protection issues although this does not appear to be a current regulatory priority. In 2006, the FTC launched a new initiative, “Protecting Consumers in the Next Tech-ade” and convened public hearings on November 6-8, 2006 that brought together experts from the business, government and technology sectors as well as consumer advocates, academics and law enforcement officials to explore ways in which convergence and the globalization of commerce impact consumer protection. Panelists examined changes in marketing and technology over the past decade and challenges facing consumers, business and government. One of the panels, entitled “RFID Technology in the Next Tech-ade,” focused on the role of RFID in the healthcare and retail sectors. On September 23, 2008, the FTC convened a Transatlantic RFID Workshop on Consumer Privacy and Data Security to consider RFID issues of relevance to both the United States and the European Commission. The FTC has not engaged in any formal activities relating to RFID since 2008.
State Legislation
The states of California, North Dakota, Wisconsin and Oklahoma have adopted laws prohibiting chip implantation without the recipient’s prior consent. A number of states also introduced legislation focusing on the consumer privacy implications of RFID use in government identification documents, prescription drug tracking, retail sales, healthcare records and tracking of one individual by another. The states of California, Michigan, Nevada, New Hampshire, Rhode Island, Texas, Vermont and Washington enacted laws preserving consumer privacy relating to government identification documents, RFID-enabled credit and ATM cards, and other RFID documents. As of December 31, 2009, none of this legislative activity restricts our current or planned operations.
Many states have privacy laws relating specifically to the use and disclosure of healthcare information. Federal healthcare privacy laws may preempt state laws that are less restrictive or offer fewer protections for healthcare information than the federal law if it is impossible to comply with both sets of laws. More restrictive or protective state laws still may apply to us, and state laws will still apply to the extent that they are not contrary to federal law. Therefore, we may be required to comply with one or more of these multiple state privacy laws. Statutory penalties for violation of these state privacy laws varies widely. Violations also may subject us to lawsuits for invasion of privacy claims.
Many states currently have laws in place requiring organizations to notify individuals if there has been unauthorized access to their unencrypted personal information. Several states also require organizations to notify the applicable state Attorney General or other governmental entity in the event of a data breach, and may also require notification to consumer reporting agencies if the number of individuals involved surpasses a defined threshold. We may be required to comply with one or more of these notice of security breach laws in the event of unauthorized access to personal information. In addition to statutory penalties for a violation of the notice of security breach laws, we may be exposed to liability from impacted individuals.
Title 201, Section 17.00 of the Code of Massachusetts Regulations (“Regulation 201”) establishes standards for the protection of personal information of Massachusetts residents. Under Regulation 201, we may be required to develop, implement and maintain a written information security program designed to protect such personal information. We may also be required to perform a risk assessment of our existing safeguards, and improve those areas where there is a reasonably foreseeable risk to the security, confidentiality and/or integrity of any electronic, paper or other records that contain personal information about Massachusetts residents. Although Regulation 201 itself does not include a remedy provision, the Massachusetts Attorney General may be able to levy fines against us pursuant to other laws, and we may also be exposed to liability from impacted individuals.

The European Union
In the European Union (EU), promotion of RFID technology is viewed as a critical economic issue. It is established that insofar as RFID is a technology involving collection, sharing and storage of personally identifiable information, the mandates of Directive 95/46/EC of the European Parliament and of the Council of 24 October 1995 on the Protection of Individuals With Regard to the Processing of Personal Data and On the Free Movement of Such Data (“EU Data Directive”) applies. All 25 EU member countries have implemented the EU data directive. In addition, Directive 2002/58/EC of the European Parliament and of the Council of 12 July 2002 concerning the processing of personal data and the protection of privacy in the electronic communications sector is also applicable. At issue today is whether additional privacy protection laws beyond those prescribed by the EU data directive and its country-specific laws, as well as the electronic communications directive, are needed for privacy issues raised by RFID technology. On January 19, 2005, the EU’s Working Party 29, charged with interpretation and expansion of EU data protection law and policy, and adopted Working Document 105, addressing data protection issues related to RFID technology. That document reinforced the need to comply with the basic principles of the EU data directive and related documents whenever personal data is collected via RFID technology. Guidance to RFID manufacturers was also provided regarding responsibilities to design privacy compliant technology.
On May 5, 2009, the Commission of the European Communities adopted a Commission Recommendation on the Implementation of Privacy and Data Protection Principles in Applications Supported by Radio-Frequency Identification (SEC(2009)585, SEC(2009)586). This document provides recommendations regarding the privacy, data protection and security problems related to RFID uses, particularly in business-to-consumer environments. The objective is to stimulate innovation through wider adoption of RFID applications, facilitate interoperable RFID uses and adopt similar privacy and security approaches in different EU Member States. It is noted that biometric identification data or health-related data are especially critical with regard to information security and privacy, therefore requiring specific attention. As of December 31, 2009, none of these recommendations restricts our current or planned operations.
Health Insurance Portability and Accountability Act of 1996
Under the federal Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), we are subject to certain federal privacy and security requirements relating to individually identifiable health information we maintain. To the extent required by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we have entered into business associate agreements with certain health care providers and health plans relating to the privacy and security of protected health information. We have implemented policies and procedures to enable us to comply with these HIPAA business associate agreements. Under the HITECH Act, we are required by federal law to comply with those business associate agreements, as well as certain privacy and security requirements found in HIPAA and the HITECH Act as they relate to our activities as a business associate. As a vendor of personal health records, the HITECH Act also requires us to notify individuals if there is a breach of security of individually identifiable health information held in a personal health record. If we do experience such a breach, we must notify each individual whose information was acquired by an unauthorized person, and we must also notify the FTC. Failure to comply with these federal privacy and security laws could subject us to civil or criminal penalties.
Employees
As of February 28, 2010, we had 20 employees, of whom 8 were in management, finance and administration, 5 in medical and business development, and 7 in customer support. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.
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

Risks Related to the Operations and Business of PositiveID
PositiveID has a history of losses, and expects to incur additional losses in the future. PositiveID is unable to predict the extent of future losses or when it will become profitable.
Through December 31, 2009, PositiveID has experienced operating losses and as of December 31, 2009 its accumulated deficit was $54.0 million. PositiveID expects to continue to incur operating losses for the near future. Its ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond its control. Even if it achieves profitability in the future, it may not be able to sustain profitability in subsequent periods.
PositiveID’s long-term capital needs may require additional sources of capital, and there can be no assurances that it will be successful in negotiating additional sources of long-term capital.
PositiveID’s long-term capital needs may require additional sources of equity or credit. There can be no assurances that it will be successful in negotiating additional sources of equity or credit for its long-term capital needs. PositiveID’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows.
Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.
There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new regulations promulgated by the SEC and rules promulgated by the national securities exchanges and the NASDAQ. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, PositiveID’s efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. PositiveID’s board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, PositiveID may have difficulty attracting and retaining qualified board members and executive officers, which could harm its business. If PositiveID’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, it could be subject to liability under applicable laws or its reputation may be harmed.
PositiveID depends on key personnel to manage its business effectively, and, if it is unable to hire, retain or motivate qualified personnel, its ability to design, develop, market and sell its systems could be harmed.
PositiveID’s future success depends, in part, on certain key employees, including Scott R. Silverman, its chairman of the board and chief executive officer, and William J. Caragol, its president and chief financial officer, as well as key technical and operations personnel, and on PositiveID’s ability to attract and retain highly skilled personnel. The loss of the services of any of its key personnel may seriously harm its business, financial condition and results of operations. In addition, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly operations, finance, accounting, sales and marketing personnel, may also seriously harm its business, financial condition and results of operations. PositiveID’s ability to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future.
During 2009, PositiveID failed to meet applicable Nasdaq Stock Market requirements. If in the future PositiveID were to fail to meet one of these requirements, its stock could be delisted by the Nasdaq Stock Market. If delisting occurs, it would adversely affect the market liquidity of its common stock and harm its businesses.
If PositiveID’s common stock is delisted from the Nasdaq Stock Market, trading of its common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the OTC Bulletin Board. Delisting would adversely affect the market liquidity of its common stock and harm PositiveID’s business and may hinder or delay its ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect PositiveID’s ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

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
Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of PositiveID’s capital stock, and they may make decisions that you do not consider to be in the best interests of its stockholders.
As of March 5, 2010, PositiveID’s current directors and executive officer beneficially owned, in the aggregate, approximately 55.6% of PositiveID’s outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of the board of directors and the outcome of issues requiring approval by PositiveID’s stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of PositiveID that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.
Risks Related to PositiveID’s Product Development Efforts
PositiveID and its development partner Receptors LLC are in the early stages of developing a rapid influenza detection system for the H1N1 virus and an in vivo glucose-sensing RFID microchip, the effectiveness of both of which is unproven.
PositiveID and its development partner, Receptors, are engaged in the research and development of applying Receptors’ patented AFFINITY by DESIGNTM CARATM platform to the detection and classification of pandemic threat viruses, such as the H1N1 virus, as well as the research and development of an in vivo glucose-sensing RFID microchip. The effectiveness of this detection system and the effectiveness of this sensor/microchip system are yet to be determined. As a result, there can be no assurance that PositiveID and Receptors will be able to successfully employ these development-stage products as diagnostic solutions for either the detection of strains of influenza and other viruses or for the detection of glucose in vivo. Any failure to establish the efficacy or safety of these development-stage products could have a material adverse effect on PositiveID’s business, results of operations, and financial condition.
PositiveID’s product research and development activities may not result in a commercially-viable rapid influenza detection system, in vivo glucose-sensing RFID microchip, Easy Check breath glucose detection system, or iGlucose wireless communication device.
All products are in the early stages of development, and are therefore prone to the risks of failure inherent in diagnostic product development. PositiveID or Receptors may be required to complete and undertake significant clinical trials to demonstrate to the U.S. Food and Drug Administration, or FDA, that these products are safe and effective to the satisfaction of the FDA and other non-United States regulatory authorities or for their respective, intended uses, or are substantially equivalent in terms of safety and effectiveness to existing, lawfully-marketed, non-premarket approved devices. Clinical trials are expensive and uncertain processes that often take years to complete. Failure can occur at any stage of the process, and successful early positive results do not ensure that the entire clinical trial or later clinical trials will be successful. Product candidates in clinical-stage trials may fail to show desired efficacy and safety traits despite early promising results. If the research and development activities of PositiveID or Receptors do not result in commercially-viable products, PositiveID’s business, results of operations, financial condition, and stock price could be adversely affected.
Even if the FDA or similar non-United States regulatory authorities grant PositiveID regulatory approval of a product, the approval may take longer than PositiveID anticipates and may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow up studies. Moreover, if PositiveID fails to comply with applicable regulatory requirements, PositiveID may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

The success and timing of development efforts, clinical trials, regulatory approvals, product introductions, collaboration and licensing arrangements, any termination of development efforts and other material events could cause volatility in our stock price.
Volatility in PositiveID’s stock price will depend on many factors, including:
•	success of the development partnership between PositiveID and Receptors and related development costs;
•	success and timing of regulatory filings and approvals for the rapid influenza detection system and the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, and the iGlucose wireless communication device;
•	success and timing of commercialization and product introductions of the rapid influenza detection system and the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, and the iGlucose wireless communication device;
•	introduction of competitive products into the market;
•	results of clinical trials for the rapid influenza detection system and the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, and the iGlucose wireless communication device;
•	a finding that Receptors’ patented AFFINITY by DESIGNtm CARAtm platform is invalid or unenforceable, the Easy Check breath glucose detection system, and the iGlucose wireless communication device;
•	a finding that the rapid influenza detection system or the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, and the iGlucose wireless communication device infringes the patents of a third party;
•	our ability to obtain a patent on the Easy Check breath glucose detection system and the iGlucose wireless communication device;
•	our ability to obtain a patent on the Easy Check breath glucose detection system and the iGlucose wireless communication device;
•	payment of any royalty payments under licensing agreements;
•	unfavorable publicity regarding PositiveID, Receptors, or either of the companies’ products or competitive products;
•	termination of development efforts for the rapid influenza detection system, the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, or the iGlucose wireless communication device;
•	timing of expenses PositiveID may incur with respect to any license or acquisition of products or technologies; and
•	termination of development efforts of any product under development or any development or collaboration agreement.

PositiveID anticipates future losses and may require additional financing, and PositiveID’s failure to obtain additional financing when needed could force PositiveID to delay, reduce or eliminate PositiveID’s product development programs or commercialization efforts.
PositiveID anticipates future losses and therefore may be dependent on additional financing to execute its business plan. Although PositiveID currently has the funding needed to pay for the planned development of its current projects, its plans for expansion may still require additional financing. In particular, PositiveID may require additional capital in order to continue to conduct the research and development and obtain regulatory clearances and approvals necessary to bring any future products to market and to establish effective marketing and sales capabilities for existing and future products. PositiveID’s operating plan may change, and it may need additional funds sooner than anticipated to meet its operational needs and capital requirements for product development, clinical trials and commercialization. Additional funds may not be available when PositiveID needs them on terms that are acceptable to PositiveID, or at all. If adequate funds are not available on a timely basis, PositiveID may terminate or delay the development of one or more of its products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize its products. Therefore, PositiveID does not know whether any planned development phases or clinical trials for the rapid influenza detection system or the in vivo glucose-sensing RFID microchip the Easy Check breath glucose detection system, or the iGlucose wireless communication device will be completed on schedule, or at all. Furthermore, PositiveID cannot guarantee that any planned development phases or clinical trials will begin on time or at all.
PositiveID’s future capital requirements will depend on many factors, including: the costs of expanding PositiveID’s sales and marketing infrastructure and manufacturing operations; the degree of success PositiveID experiences in developing and commercializing the rapid influenza detection system and the in vivo glucose-sensing RFID microchip; the Easy Check breath glucose detection system, and the iGlucose wireless communication device ; the number and types of future products PositiveID develops and commercializes; the costs, timing and outcomes of regulatory reviews associated with PositiveID’s current and future product candidates; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and the extent and scope of PositiveID’s general and administrative expenses.
PositiveID’s future product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.
Development of a product candidate requires substantial technical, financial and human resources. PositiveID’s potential product candidates may appear to be promising at various stages of development yet fail to timely reach the market for a number of reasons, including: the lack of adequate quality or sufficient prevention benefit, or unacceptable safety during preclinical studies or clinical trials; PositiveID’s or its collaborative development partners’ failure to receive necessary regulatory approvals on a timely basis, or at all; the existence of proprietary rights of third parties; or the inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.
PositiveID’s industry changes rapidly as a result of technological and product developments, which may quickly render PositiveID’s product candidates less desirable or even obsolete. If PositiveID is unable or unsuccessful in supplementing its product offerings, its revenue and operating results may be materially adversely affected.
The industry in which PositiveID operates is subject to rapid technological change. The introduction of new technologies in the market, including the delay in the adoption of these technologies, as well as new alternatives for the delivery of products and services will continue to have a profound effect on competitive conditions in this market. PositiveID may not be able to develop and introduce new products, services and enhancements that respond to technological changes on a timely basis. If PositiveID’s product candidates are not accepted by the market as anticipated, if at all, PositiveID’s business, operating results, and financial condition may be materially and adversely affected.

If PositiveID or Receptors are unable to develop and later market the products under development in a timely manner or at all, or if competitors develop or introduce similar products that achieve commercialization before the products enter the market, the demand for the products may decrease or the products could become obsolete.
The products will operate in competitive markets, where competitors may already be well established. PositiveID expects that competitors will continue to innovate and to develop and introduce similar products that could be competitive in both price and performance. Competitors may succeed in developing or introducing similar products earlier than PositiveID or Receptors, obtaining regulatory approvals and clearances for such products before the products are approved and cleared, or developing more effective products. In addition, competitors may have products that have already been approved or are in a stage of advanced development, which may achieve commercialization before the products enter the market.
If a competitor’s products reach the market before the products, they may gain a competitive advantage, impair the ability of PositiveID or Receptors to commercialize the products, or render the products obsolete. There can be no assurance that developments by competitors will not render the products obsolete or noncompetitive. PositiveID’s financial performance may be negatively impacted if a competitor’s successful product innovation reaches the market before the products or gains broader market acceptance.
PositiveID believes that the products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing. There is no guarantee that PositiveID or Receptors will be successful in maintaining these advantages. Nor is there any guarantee that PositiveID or Receptors will be successful in completing development of the products in any clinical trials or in achieving sales of the products, or that future margins on such products will be acceptable.
Risks Occasioned by the Xmark Transaction
PositiveID will be unable to compete with Xmark’s business for four years from the date of closing.
PositiveID has agreed that, for a period of four years after the closing of the Xmark Transaction, or July 2012, it will not (i) directly or indirectly participate with, control or own an interest in any entity that is engaged in the business of manufacturing, selling, financing, supplying, marketing or distributing infant security systems, wander prevention systems, asset/personnel and identification systems, and vibration monitoring instruments anywhere in the world or (ii) solicit, induce, encourage or attempt to persuade any employee of Xmark to terminate his or her employment relationship with Xmark, or offer to hire any Xmark employee. PositiveID’s remaining business, the VeriMed business, is not deemed to compete with Xmark’s business. However, the non-compete provisions will restrict its ability to engage in any business that competes with Xmark’s business until July 2012.
Industry and Business Risks Related to Our ID Security Business
PositiveID is unable to control many of the factors affecting consumer spending, and declines in consumer spending could reduce demand for PositiveID’s products.
PositiveID’s business depends on consumer demand for its products and, consequently, is sensitive to a number of factors that influence consumer spending, including general economic conditions, disposable consumer income, fuel prices, recession and fears of recession, war and fears of war, inclement weather, consumer debt, conditions in the housing market, interest rates, sales tax rates and rate increases, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. In particular, an economic downturn leads to decreased discretionary spending, which adversely impacts PositiveID’s business. Adverse changes in factors affecting discretionary consumer spending could reduce consumer demand for its products, thus reducing its sales and harming its business and operating results.

The identity security market including PositiveID faces a significant amount of subscriber churn. As a result, PositiveID must obtain the subscribers it loses in the ordinary course of business and, if it fails to do so, its revenue and subscriber base will decline.
A substantial number of subscribers to PositiveID’s consumer products and services cancel their subscriptions each year. Cancellations may occur due to numerous factors, including:
•	changing subscriber preferences;
•	competitive price pressures;
•	general economic conditions;
•	cancellation of subscribers due to credit card declines; and
•	credit or charge card holder turnover.
If PositiveID fails to replace subscribers to its consumer products and services it loses in the ordinary course of business, its revenue may decline, causing a material adverse impact on the results of its operations. There can be no assurance that it can successfully replace the large number of subscribers that cancel each year.
Marketing laws and regulations may materially limit PositiveID’s or its clients’ ability to offer PositiveID products and services to consumers.
PositiveID markets its consumer products and services through a variety of marketing channels, including direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls, email, mass media and the internet. These channels are subject to both federal and state laws and regulations. Federal and state laws and regulations may limit its ability to market to new subscribers or offer additional services to existing subscribers, which may have a material impact on PositiveID’s ability to sell its services.
If PositiveID loses its ability to purchase data from a credit data reseller, some of which are PositiveID’s competitor, which credit data reseller purchases the data from the three major credit reporting repositories, demand for its services would decrease.
PositiveID relies on credit data resellers, who in turn rely on the three major credit reporting repositories, Equifax, Experian and TransUnion, to provide it with essential data for its consumer identity theft protection and credit management services. Each of the three major credit reporting repositories owns its consumer credit data and is a competitor of PositiveID in providing credit information directly to consumers, and may decide that it is in their competitive interests to stop indirectly supplying data to PositiveID. Any interruption, deterioration or termination of PositiveID’s relationship with its credit data reseller, or one or more of the three credit reporting repositories would be disruptive to PositiveID’s business and could cause PositiveID to lose subscribers.
PositiveID’s competitors, including those who have greater resources and experience than PositiveID has, may commercialize technologies that make PositiveID’s obsolete or noncompetitive.
There are many public and private companies, actively engaged in PositiveID’s line of business and that target the same markets that it targets. Some of PositiveID’s current competitors have significantly greater financial, marketing and product development resources than PositiveID does. Low barriers to entry into its line of business may result in new competitors entering the markets PositiveID serves. If PositiveID’s competitors market products that are more effective and less expensive than its products, PositiveID may not be able to achieve commercial success.
Industry and Business Risks Related to Our HealthID Business
PositiveID may never achieve market acceptance or significant sales of its healthcare products or systems.
Through March 5, 2010, PositiveID had generated nominal revenue from sales of its VeriMed system, its diabetes management products, and Rapid Influenza Detection System, which are products under development. It may never achieve market acceptance or more than nominal or modest sales of these products and systems.

PositiveID does not expect to generate revenue from its VeriMed business over the next 12 to 24 months. PositiveID’s VeriMed business generated gross sales of $43,000 in 2008 and $162,000 in 2009. PositiveID is currently focused on its Health Link personal health records business, the development of the glucose sensing microchip and the development of other sensor applications, its Rapid Influenza Detection System, and is considering and will review other strategic opportunities. However, there can be no assurance that PositiveID will be able to successfully develop or implement such options or strategic alternatives.
Implantation of PositiveID’s implantable microchip may be found to cause risks to a person’s health, which could adversely affect sales of its systems that incorporate the implantable microchip.
The implantation of PositiveID’s implantable microchip may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. There have been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals. As more people are implanted with PositiveID’s implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could constrain its sales of the VeriMed system or result in costly and expensive litigation. Further, the potential resultant negative publicity could damage its business reputation, leading to loss in sales of PositiveID’s other systems targeted at the healthcare market which would harm its business and negatively affect its prospects.
If PositiveID is required to effect a recall of its implantable microchip, its reputation could be materially and adversely affected and the cost of any such recall could be substantial, which could adversely affect its results of operations and financial condition.
From time to time, implanted devices have become subject to recall due to safety, efficacy, product failures or other concerns. To date, PositiveID has not had to recall any of its implantable microchips. However, if, in the future, it is required to affect such a recall, the cost of the recall, and the likely related loss of system sales, could be substantial and could materially and adversely affect PositiveID’s results of operations and financial condition. In addition, any such recall could materially adversely affect its reputation and its ability to sell its systems that make use of the implantable microchip which would harm its business and negatively affect its prospects.
Interruptions in access to, or the hacking into, PositiveID’s Health Link PHR or its VeriMed patient information database may have a negative impact on its revenue, damage its reputation and expose PositiveID to litigation.
Reliable access to the Health Link PHR or the VeriMed patient information database is a key component of the functionality of those systems. Its ability to provide uninterrupted access to the database, whether operated by it or one or more third parties with whom PositiveID contracts, will depend on the efficient and uninterrupted operation of the server and network systems involved. Although certain elements of technological, power, communications, personnel and site redundancy are maintained, the databases may not be fully redundant. Further, the database may not function properly if certain necessary third-party systems fail, or if some other unforeseen act or natural disaster should occur. In the past, PositiveID has experienced short periods during which the database was inaccessible as a result of development work, system maintenance and power outages. Any disruption of the database services, computer systems or communications networks, or those of third parties that we rely on, could result in the inability of users to access the database for an indeterminate period of time. This, in turn, could cause PositiveID to lose the confidence of the healthcare community and persons who have undergone the microchip implant procedure, resulting in a loss of revenue and possible litigation.
In addition, if the firewall software protecting the information contained in PositiveID’s database fails or someone is successful in hacking into the database, it could face damage to its business reputation and litigation.

Regulation of products and services that collect personally-identifiable information or otherwise monitor an individual’s activities may make the provision of PositiveID’s services more difficult or expensive and could jeopardize its growth prospects.
Certain technologies that PositiveID currently, or may in the future, support are capable of collecting personally-identifiable information. A growing body of laws designed to protect the privacy of personally- identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of PositiveID’s business. In the U.S., these laws include the Health Insurance Portability and Accountability Act, or HIPAA, the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act, and the Gramm-Leach-Bliley Act, as well as various state laws and related regulations. Although PositiveID is not a covered entity under HIPAA, it has entered into agreements with certain covered entities in which it is considered to be a “business associate” under HIPAA. As a business associate, PositiveID is required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information it receives from covered entities. PositiveID’s failure to protect health information received from customers could subject it to liability and adverse publicity, and could harm its business and impair its ability to attract new customers.
In addition, certain governmental agencies, like the U.S. Department of Health and Human Services and the Federal Trade Commission, have the authority to protect against the misuse of consumer information by targeting companies that collect, disseminate or maintain personal information in an unfair or deceptive manner. PositiveID is also subject to the laws of those foreign jurisdictions in which it operates, some of which currently have more protective privacy laws. If PositiveID fails to comply with applicable regulations in this area, its business and prospects could be harmed.
Certain regulatory approvals generally must be obtained from the governments of the countries in which its foreign distributors sell its systems. However, any such approval may be subject to significant delays or may not be obtained. Any actions by regulatory agencies could materially and adversely affect PositiveID’s growth plans and the success of its business.
If PositiveID fails to comply with anti-kickback and false claims laws, it could be subject to costly and time-consuming litigation and possible fines or other penalties.
PositiveID is, or may become subject to, various federal and state laws designed to address healthcare fraud and abuse, including anti-kickback laws and false claims laws. The federal anti-kickback statute prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring items or services payable by Medicare, Medicaid or any other federally-funded healthcare program. This statute also prohibits remuneration in return for purchasing, leasing or ordering or arranging, or recommending the purchasing, leasing or ordering, of items or services payable by Medicare, Medicaid or any other federally-funded healthcare program. The anti-kickback laws of various states apply more broadly to prohibit remuneration in return for referrals of business payable by payers other than federal healthcare programs.
False claims laws prohibit anyone from knowingly presenting, or causing to be presented, for payment to third-party payers, including Medicare and Medicaid, which currently do not provide reimbursement for its microchip implant procedure, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. PositiveID’s activities relating to the reporting of wholesale or estimated retail prices of its VeriMed system, the reporting of Medicaid rebate information, and other information affecting federal, state and third-party payment for the VeriMed system, if such payment becomes available, will be subject to scrutiny under these laws.
The anti-kickback statute and other fraud and abuse laws are very broad in scope, and many of their provisions have not been uniformly or definitively interpreted by existing case law or regulations. Violations of the anti-kickback statute and other fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs, including Medicare and Medicaid, which currently do not provide reimbursement for our microchip implant procedure. PositiveID has not been challenged by a governmental authority under any of these laws and believes that its operations are in compliance with such laws. However, because of the far-reaching nature of these laws, it may be required to alter one or more of its practices to be in compliance with these laws. Healthcare fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. If PositiveID is found to have violated these laws, or are charged with violating them, our business, financial condition and results of operations could suffer, and its management team could be required to dedicate significant time and resources addressing the actual or alleged violations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 8,000 square feet of office space, which space is utilized by our two reporting segments. We occupy the space pursuant to a sublease, which expires on June 30, 2010, at which point our lease for the property commences and expires on October 1, 2015.In addition, our customer service department occupies approximately 1,000 square feet of office space in Boca Raton, Florida.
ITEM 3. LEGAL PROCEEDINGS
The Company is a party to certain legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against the Company relating to it or to its intellectual property rights and intellectual property licenses could have a material adverse effect on the Company’s business, financial condition and operating results.
PART II
ITEM 4. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Stock Market under the symbol “PSID.” The Company’s common stock is listed on the Nasdaq Capital Market. The following table presents the high and low sales price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2009	High	Low
Quarter ended December 31, 2009	$2.94	$0.90
Quarter ended September 30, 2009	$4.10	$0.40
Quarter ended June 30, 2009	$0.70	$0.40
Quarter ended March 31, 2009	$0.64	$0.26

Fiscal Year Ended December 31, 2008	High	Low
Quarter ended December 31, 2008	$0.86	$0.25
Quarter ended September 30, 2008	$2.22	$0.35
Quarter ended June 30, 2008	$2.50	$1.53
Quarter ended March 31, 2008	$2.77	$1.89
Holders
According to the records of our transfer agent, as of March 5, 2009, there were approximately 31 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.
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

Equity Compensation Plan Information
The following table presents information regarding options and rights outstanding under our compensation plans as of December 31, 2009:

(c)
Number of
securities
remaining
	(a)	(b)	available for
	Number of	Weighted-	future issuance
	securities to be	average	under equity
	issued upon	exercise price	compensation
	exercise of	per share of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category(1)	rights	rights	column (a))
Equity compensation plans approved by security holders	3,902,067	$1.32	3,311,680
Equity compensation plans not approved by security holders(2)	313,122	$6.83	—

Total	4,215,189	$1.73	3,311,680

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 6 to our consolidated financial statements for the year ended December 31, 2009.

(2)	In addition, we have made grants outside of our equity plans and have outstanding options exercisable for 313,122 shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.
Sales of Unregistered Securities
None that were not previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.
ITEM 5. SELECTED FINANCIAL DATA
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited annual financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.
Overview
We have historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault, the Company intends to pursue its strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security.
HealthID Segment
Our HealthID segment is currently focused on the development of the glucose-sensing microchip, based on our proprietary intellectual property and developed in conjunction with Receptors LLC (“Receptors”) of Chaska, Minnesota.

The Company also intends to continue the development of the Rapid Flu Detection system, and other health related products, built on the Company’s core intellectual property. Our HealthID segment also includes the VeriMed system, which uses an implantable passive RFID microchip (the “VeriChip”) that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared our VeriMed Health Link system for use in medical applications in the United States.
ID Security Segment
Our ID Security segment includes our Identity Security suite of products, sold through our NationalCreditReport.com brand and our Health Link personal health record. Our NationalCreditReport.com business was acquired in conjunction with our merger with Steel Vault in November 2009. NationalCreditReport.com offers consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, we re-launched our Health Link personal health record (“PHR”). We plan to focus our marketing efforts on partnering with health care providers and exchanges, physician groups, Electronic Medical Record (“EMR”) system vendors, and insurers to use Health Link as a PHR provided to their patients. We will also seek to partner with pharmaceutical companies who wish to communicate with our online community through various forms of value added content and advertising.
The Company continues to focus on its HealthID and ID Security businesses, including the development of the glucose sensing microchip, the Easy Check breath glucose detection system, the iGlucose wireless communication system, the Rapid Flu Detection System, the Health Link PHR, and its operating business in identity security. The Company intends to continue to explore potential strategic transactions with third parties in the healthcare, identification, and animal health sectors.
Recent Developments
On July 18, 2008, we completed the sale of all of the outstanding capital stock of Xmark to Stanley for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds were held in escrow for a period of 12 months to provide for indemnification obligations under the stock purchase agreement, if any. As a result, we recorded a gain on the sale of Xmark of $10.7 million, with $4.5 million of that gain deferred until the escrow was settled. The Xmark business included all of the operations of our previously reported healthcare security and industrial segments. The financial position, results of operations and cash flows of Xmark for 2008 have been reclassified as a discontinued operation. Following the completion of the sale of Xmark to Stanley, we retired all of our outstanding debt for a combined payment of $13.5 million and settled all contractual payments to officers and management of us and Xmark for $9.1 million. In addition, we issued a special dividend of $15.8 million on August 28, 2008.
During June 30, 2009, we finalized the process related to the indemnification obligations supported by the $4.5 million escrow. In July 2009, we received $4.4 million of the previously escrowed funds, which was net of a $115 thousand settlement to Stanley as the final balance sheet adjustment. As a result, we recognized a $4.4 million previously deferred gain in our statement of operations during the year ended December 31, 2009.
On September 4, 2009, the Company, Acquisition Subsidiary, and Steel Vault, signed the Merger Agreement, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming our wholly-owned subsidiary. Upon the consummation of the Merger, each outstanding share of Steel Vault’s common stock was converted into 0.5 shares of common stock of the Company. At the closing of the Merger, we changed our name to PositiveID Corporation, and changed our stock ticker symbol with Nasdaq to “PSID” effective November 11, 2009. See Note 4 to our Condensed Consolidated Financial Statements— Acquisitions, for more information.
On September 29, 2009, we entered into a financing commitment of up to $10,000,000 with Optimus Technology Capital Partners, LLC (“Optimus”) under which Optimus is potentially committed to purchase up to $10 million of the Company’s convertible Series A Preferred Stock in one or more tranches. We plan to use the funds to develop a rapid influenza detection system for the H1N1 virus, to develop an in vivo glucose-sensing RFID microchip (discussed below) and to support our working capital requirements and general corporate purposes. See Note 5 to our Condensed Consolidated Financial Statements — Financing Agreements, for more information.
During September 2009, through a development program with Receptors, the companies launched Phase I of the development of a Rapid Flu Detection System for the H1N1 virus. On October 6, 2009, in a separate development program, we launched the Phase II development of our in vivo glucose-sensing RFID microchip with Receptors. In conjunction with these development programs, we received an exclusive license to two of Receptors platform patents for use with these two applications. Phase I of the Rapid Flu Detection System was successfully completed in early 2010 and Phase II of the glucose-sensing microchip development programs is expected to be completed by mid 2010. In conjunction with these two projects, we paid Receptors $200,000 and 350,000 shares of restricted common stock which was valued at approximately $900,000 and was recorded in research and development expense. Our exclusive license continues in perpetuity so long as we continue to provide or arrange continued funding of these projects.

In February 2010, we acquired the assets of Easy Check Medical Diagnostics, LLC, including the Easy Check breath glucose detection system and the iGlucose wireless communication system. These products are currently under development. There is a U.S. patent pending for the Easy Check breath glucose detection system and the Company plans to file a patent application and launch the product development for the iGlucose system in early 2010. In exchange for the assets, we issued 300,000 shares of our common stock valued at $350,000 for which we are required to file with the Securities and Exchange Commission a registration statement by April 10, 2010 or we must issue an additional 30,000 shares. Additional compensation in the form of shares (maximum 200,000 shares) and product royalties may be paid in the future based on successful patent grants and product or license revenues.
Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault, the Company operates in two key segments: HealthID and ID Security. The following are the segment results for the year ended December 31, 2009.

	For the Year Ended
	December 31, 2009
	HealthID	ID Security	Total

Revenue	$162	$191	353
Cost of sales	54	40	94

Gross Profit/Loss	108	151	259

Operating expenses:

Selling, general and administrative	5,270	483	5,753
Research and development	393	—	393
Charge attributable to adjustment of goodwill	—	10,170	10,170

Total operating expenses	5,663	10,653	16,316

Operating loss	(5,555)	(10,502)	(16,057)

Gain on sale	4,385	—	4,385
Interest / other income and (expense), net	74	—	74

Total other income	4,459	—	4,459

Loss from continuing operations	$(1,096)	$(10,502)	(11,598)

Results of Operations
On November 10, 2009, we merged with Steel Vault, which became our wholly-owned subsidiary.
HealthID Segment
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
Revenue
Revenue was $162,000 for the year ended December 31, 2009 compared to $43,000 for the year ended December 31, 2008. The increase in revenue was attributable primarily to the sale of our new 8 millimeter microchips to a medical device partner.

Gross Profit and Gross Profit Margin
Our cost of sales consists of finished goods and inventory valuation charges. The implantable microchips used in our VeriMed system were purchased as finished goods under the terms of our former agreement with Digital Angel.
We had a gross profit of $0.1 million in 2009 compared to a gross loss of $0.2 million in 2008. The loss in 2008 is attributable to inventory valuation reserves and impairment due to the lower of cost or market.
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
Selling, general and administrative expense decreased by $14.5 million to $5.3 million for the year ended December 31, 2009 compared to 19.8 million for the year ended December 31, 2008. This decrease was primarily a result of contractual payments of $7.0 million to our management in 2008 as a result of the sale of Xmark to The Stanley Works. The remainder of the decrease was due to the decrease of costs resulting from equity based compensation of $3.0 million from 2008 to 2009, the decrease in the marketing of our VeriMed business of $2.4 million from 2008 to 2009 and transactional expenses associated with our sale of Xmark of $0.7 million, in 2008.
For the years ended December 31, 2009 and 2008, we incurred stock-based compensation expense of $1.5 million and $5.0 million, respectively. On July 18, 2008, as a result of our sale of Xmark Corporation, all outstanding unvested options and restricted shares became fully vested. As a result, we recorded $3.2 million as an expense, reflecting the unamortized balance at July 18, 2008.
Selling, general and administrative expense included depreciation and amortization expense of approximately $29,000 and $52,000 for the years ended December 31, 2009 and 2008, respectively.
Research and Development
Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expense was $0.4 million for the year ended December 31, 2009 compared to $0.7 million for the year ended December 31, 2008. The decrease resulted primarily from the asset purchase agreement for in process research and development of $0.5 million from Digital Angel during the year ended December 31, 2008, offset by $0.2 million of share-based expense in 2009. Our research and development costs represent payments to our project partner and acquisition of in process research and development. Based on projects in process, the Company expects research and development to increase to 2008 levels.
Interest Expense
Interest expense was nil and $0.9 million for the years ended December 31, 2009 and 2008, respectively. The interest expense in 2008 was due to interest paid in 2008 under our loan agreement with Valens Offshore SPV II, Corp., which was repaid in July 2008.
ID Security Segment
The ID Security segment reflects the results of National Credit Report.com from the acquisition of Steel Vault on November 10, 2009.
Year Ended December 31, 2009
Revenue
Revenue of $0.2 million for the year ended December 31, 2009 resulted from sales at National Credit Report.com since the merger with Steel Vault effective on November 10, 2009. Annualizing the revenue would not be indicative of the results of the Company due to the upward trend in subscribers.
Gross Profit and Gross Profit Margin
Cost of sales consists primarily of the costs related to purchasing the data, reporting and monitoring services from our supplier in order to provide services to our customers.
We had a gross profit of $151,000 in 2009 from our identity security products through National Credit Report.com.
Annualizing gross profit would not be indicative of trend or pattern due to the Company’s upward trend and growth in subscribers.

Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of compensation for employees in sales, marketing and operational functions, including finance and accounting. Other significant costs include professional fees for accounting and legal services, and consulting fees.
Selling, general and administrative expense for the year ended December 31, 2009 was $0.5 million since the merger with Steel Vault on November 10, 2009. The Company expects the trend of selling, general and administrative expenses to be similar on an annualized basis.
Charge attributable to adjustment of goodwill
Based on an assessment underlying the preliminary purchase price allocation performed by the Company as of December 31, 2009, the determination was made that the estimated fair value of the acquired company was approximately $3.5 million as of December 31, 2009. Accordingly, the Company recognized a charge attributable to reduced carrying amount of goodwill by the approximately $10.2 million. Such amount is deemed not recoverable and is presented in the caption “charge attributable to adjustment of goodwill” in the accompanying consolidated statement of operations.
Liquidity and Capital Resources
As of December 31, 2009, cash totaled $6.4 million compared to cash of approximately $3.2 million at December 31, 2008.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $5.0 million and $18.7 million during the years ended December 31, 2009 and 2008, respectively. In 2009, cash was used to fund operating losses and pay down accrued expenses. In 2008, cash was used to fund operating losses, primarily resulting from the marketing expenses of our VeriMed business. In addition, in 2008 net cash used in operating activities was attributable to the $9.1 million for contractual payments to our and Xmark’s management that we paid in conjunction with the July 18, 2008 sale of our Xmark subsidiary to The Stanley Works.
Cash Flows from Investing Activities
Investing activities provided cash of $4.5 million and $43.2 million during the years ended December 31, 2009 and 2008, respectively. Cash provided by investing activities in 2009 was a result of the release of the funds in escrow from the sale of Xmark. Cash provided by investing activities during 2008 primarily consisted of the $47.9 million of proceeds from the sale of Xmark, net of the $4.5 million of the proceeds that was held in escrow for twelve months following the close of the transaction to provide for indemnification obligations.
Cash Flows from Financing Activities
Financing activities provided (used) cash of $3.7 million and $(28.5) million during the years ended December 31, 2009 and 2008, respectively. Cash provided by financing activities in 2009 was a result of the sale of preferred stock to Optimus pursuant to a preferred stock purchase agreement, further discussed below. During 2008, we borrowed $8.0 million from Valens Offshore SPV II, Corp. (the “Lender”), a portion of which was used to repay Digital Angel and the Royal Bank of Canada, which had previously provided a working capital line to our subsidiary, Xmark. In conjunction with the sale of Xmark, we retired all of our outstanding debt to Digital Angel and to the Lender. Net debt repayments for the year ended December 31, 2008 were approximately $10.5 million. On August 28, 2008, we paid a special dividend of $15.8 million, or $1.35 per share, to all stockholders of record on August 18, 2008.
Preferred Stock Offering
On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus under which Optimus is committed to purchase up to $10 million shares of convertible Series A Preferred Stock of the Company (the “Preferred Stock”) in one or more tranches. Under the terms of the Purchase Agreement, from time to time and at the Company’s sole discretion, the Company may present Optimus with a notice to purchase such Preferred Stock (the “Notice”).
To facilitate the transactions contemplated by the Purchase Agreement, R & R Consulting Partners, LLC, a company controlled by Scott R. Silverman, the Company’s chairman and chief executive officer, loaned shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R Consulting Partners, LLC and Optimus. R & R Consulting Partners, LLC was paid $100 thousand fee in October 2009 plus will be paid 2% interest for the fair value of the loaned shares for entering into the stock loan arrangement. The aggregate amount of shares loaned under any and all Stock Loan Agreements, together with all other shares sold by or on behalf of the Company pursuant to General Instruction I.B.6. to Form S-3, can not exceed one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company in any 12 month period. R & R Consulting Partners, LLC may demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand may be made if there are any shares of Preferred Stock then outstanding. If a permitted return demand is made, Optimus is required to return the borrowed shares (or an equal number of freely tradable shares of common stock) within three trading days after such demand. Optimus may return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R Consulting Partners, LLC loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of Company common stock.

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
In addition, redemption of the Preferred Stock by the Company, to the extent such Preferred Stock shall not have been converted into shares of Common Stock, was mandatory in the event that the Company did not receive stockholder approval for the transactions described in the Purchase Agreement on or before March 31, 2010, which approval was obtained on November 10, 2009.
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
Financial Condition
As of December 31, 2009, we had working capital of approximately $5.2 million and an accumulated deficit of $53.8 million compared to a working capital of approximately $2.3 million and an accumulated deficit of approximately $42.1 million as of December 31, 2008. The increase in working capital was primarily due to the sale of Preferred Stock to Optimus.
We believe that with the cash we have on hand and cash from operations we will have sufficient funds available to cover our cash requirements, including capital expenditures, for the twelve months ended December 31, 2010.
Critical Accounting Policies and Estimates
The following is a description of the accounting policies that our management believes involve a high degree of judgment and complexity, and that, in turn, could materially affect our consolidated financial statements if various estimates and assumptions made in connection with the application of such policies were changed significantly. The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect the amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more detailed information on our significant accounting policies, see Note 1 to our audited consolidated financial statements as of and for the year ended December 31, 2009, included elsewhere in this Annual Report on Form 10-K.
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

Product Sales
Revenue from the sale of systems using our implantable microchip or other products are recorded at gross amounts. As we are in the initial process of commercializing these systems, the level of distributor or physician returns cannot yet be reasonably estimated. Accordingly, we do not recognize revenues until the following criteria are met:
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
Health Link and VeriMed Services
The services for maintaining subscriber information on our Health Link and VeriMed databases are sold on a stand-alone contract basis, and treated according to the terms of the contractual arrangements then in effect. Revenue from the database service will be recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.
With respect to the sales of products whose functionality is dependent on services (e.g., database records maintenance), the revenue recognition policy will follow the ultimate arrangements, subject to the aforementioned revenue recognition criteria and determining whether there is VSOE.
ID Security Services
Revenue is recognized when persuasive evidence of an arrangement exists, collectability of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. A significant portion of our revenue is derived from the Company’s processing of transactions related to the provision of information services to customers, in which case revenue is recognized, assuming all other revenue recognition criteria are met, when the services are provided. Another portion of our revenues relate substantially to monthly subscription fee-based credit monitoring contracts under which a customer pays a preset fee for a predetermined or unlimited number of transactions or services provided during the subscription period. Revenue related to subscription fee-based contracts having an unlimited volume is recognized ratably during the contract term.
If at the outset of an arrangement, we determine that collectability is not reasonably assured, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.

We may provide multiple element arrangements. The multiple elements may include credit reports and monitoring services. To account for each of these elements separately, the delivered elements must have stand-alone value to our customer, and there must exist objective and reliable evidence of the fair value for any undelivered elements. For certain customer contracts, the total arrangement fee is allocated to the delivered and undelivered elements based on their relative fair values.
Deferred revenue consists of amounts billed in excess of revenue recognized on sales of our information services, relating generally to subscription fees.
Inventory
Inventories consist of finished goods. Inventory is valued at the lower of cost, determined primarily by the first-in, first-out method, or market. The Company monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as slow moving are reduced to net realizable value. Inventory items designated as obsolete are written off. The allowance for inventory excess and obsolescence was approximately $0.0 and $0.2 million for the years ended December 31, 2009 and 2008.
Intangible Assets
ASC 350, Intangibles — Goodwill and Other (ASC 350) requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change that could potentially result in impairment. The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. If the fair value of the reporting unit is less than the book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of the write-down is charged to operations.
In accordance with the pronouncement, we are required to test our goodwill and intangible assets with indefinite lives for impairment annually. During the years ended December 31, 2009 and 2008, we did not have any impairment goodwill or indefinite lived intangible assets.
Stock-Based Compensation
Stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense is recognized over the requisite service period based on the grant-date fair value of those options.
Forfeitures of stock-based grants are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
Our computation of the expected life of issued stock options was determined based on historical experience of similar awards giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations about employees’ future length of service. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of volatility is based on the historical volatility of our common stock.

Accounting for Income Taxes
We use the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided to reduce deferred tax assets to the amount of estimated future tax benefit when it is more likely than not that some portion of the deferred tax assets will not be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.
We adopted the provisions of ASC 740-10, “Income Taxes” relating to uncertainty in income taxes effective January 1, 2007. The provision clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Recognition thresholds and measurement attributes were prescribed for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Guidance was also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.
We use a two-step approach to recognizing and measuring tax benefits when the benefits’ realization is uncertain. The first step is to determine whether the benefit is to be recognized, and the second step is to determine the amount to be recognized:
•	income tax benefits are recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

•	if a position is determined to be more likely than not of being sustained, the reporting enterprise recognizes the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
The adoption of ASC 740-10 did not result in any adjustment to the our beginning tax positions. We continue to fully recognize the Company’s tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. We have analyzed the Company’s filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, the Company has not recorded a tax liability and has no unrecognized tax benefits as of the date of adoption or as of December 31, 2009.
Impact of Recently Issued Accounting Standards
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

Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). Under ACS 805-10, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ACS 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company expensed $0.2 million of due diligence costs relating to a potential acquisition target during the period ended December 31, 2009.
The Company adopted the provisions of ASC 855-10, “Subsequent Events” (“ASC 855-10”) in the second quarter of 2009. ASC 855-10 establishes (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted ASC 810-10-65-1, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” on January 1, 2009. This establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. ASC 810-10-65-1 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. ASC 810-10-65-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. ASC 810-10-65-1 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The adoption of ASC 810-10-65-1 had no impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.
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
In August of 2009, the FASB issued ASC Update 2009-5, an update to ASC 820, “Fair Value Measurements and Disclosures”. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, that reporting entity is required to measure fair value using one or more of the valuation techniques described in ACS Update 2009-5. The adoption of this update in the third quarter of 2009 did not have a material effect on Company’s condensed consolidated financial statements.
Accounting Standard Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. In October 2009, the FASB issued Update No. 2009-15 as an amendment to the subtopic 470-20, Debt with Conversion and Other Options, to address the accounting for own-share lending arrangements entered in contemplation of a convertible debt issuance or other financing. ASC 470-20-25-20A establishes that at the date of issuance, a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing shall be measured at fair value (in accordance with Topic 820) and recognized as an issuance cost, with an offset to additional paid-in capital in the financial statements of the entity. ASC 470-20-35-11A establishes that if it becomes probable that the counterparty to a share-lending arrangement will default, the issuer of the share-lending arrangement shall recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. The issuer of the share-lending arrangement shall remeasure the fair value of the unreturned shares each reporting period through earnings until the arrangement consideration payable by the counterparty becomes fixed. Subsequent changes in the amount of the probable recoveries should also be recognized in earnings. ASC 470-20-45-2A establishes that loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. ASC 470-20-50-2A adds new disclosures that must be made in any period in which a share-lending arrangement is outstanding as follows: (a) description of any outstanding share-lending arrangements, (b) number of shares, term, circumstances under which cash settlement would be required, (c) any requirements for the counterparty to provide collateral, (d) entity’s reason for entering into the share-lending arrangement, (e) fair value of the issuance cost associated with the arrangement, (f) treatment for the purpose of calculating earnings per share, (g) unamortized amount of the issuance cost associated with the arrangement, (h) classification of the issuance cost associated with the arrangement, (i) amount of interest cost recognized relating to the amortization and (j) any amounts of dividends paid related to the loaned shares that will not be reimbursed. This Accounting Standard Update shall be effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is evaluating the impact on financial statements regarding this update.
In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.
In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.
ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A(T). CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2009. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2009 based on the disclosure controls evaluation.

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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
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
Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2009, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.
ITEM 8B. OTHER INFORMATION
Annual and Special Meeting
An annual and special meeting of our stockholders was held on November 10, 2009 to:
(1) To approve the issuance of shares of our common stock to Steel Vault stockholders pursuant to the agreement and plan of reorganization, dated as of September 4, 2009, among VeriChip, VeriChip Acquisition Corp., our wholly-owned subsidiary, and Steel Vault, as amended on October 1, 2009. The proposal received 8,840,334 votes for, 63,179 votes against, 7,220 abstentions, and 2,994,819 broker non-votes.
(2) To approve and adopt an amendment to our certificate of incorporation to change our name to “PositiveID Corporation” at the effective time of the Merger. The proposal received 11,743,161 votes for, 158,524 votes against, and 3,866 abstentions.

(3) To approve and adopt an amendment to our certificate of incorporation to increase the total number of authorized shares of our capital stock from 45 million shares, of which 40 million shares are common stock, to 75 million shares, of which 70 million shares will be common stock. The proposal received 8,727,68 votes for, 170,714 votes against, 12,331 abstentions, and 2,994,819 broker non-votes.
(4) To elect five directors to hold office until the 2010 Annual Meeting of Stockholders and until their successors have been duly elected and qualified. The results of the vote to elect five directors were as follows:

Name of Director	For	Withheld
Scott R. Silverman	11,736,807	168,745
Jeffrey S. Cobb	11,750,818	154,734
Barry M. Edelstein	11,746,107	159,445
Steven R. Foland	11,651,318	254,234
Michael E. Krawitz	11,748,471	157,081
(5) To approve and adopt the PositiveID Corporation 2009 Stock Incentive Plan. The proposal received 8,572,143 votes for, 316,206 votes against, 22,384 abstentions, and 2,994,819 broker non-votes.
(6) To approve the potential issuance of shares of our common stock in excess of 19.99% of our outstanding common stock upon conversion of our Series A Preferred Stock. The proposal received 8,745,591 votes for, 144,397 votes against, 20,744 abstentions, and 2,994,820 broker non-votes.
(7) To ratify the appointment of Eisner LLP as our independent registered public accounting firm for the year ended December 31, 2009. The proposal received 11,677,546 votes for, 117,922 votes against and 110,084 abstentions.
(8) To approve an adjournment or postponement of the special and annual meeting, if necessary. The proposal received 8,598,445 votes for, 288,099 votes against, 24,188 abstentions, and 2,994,820 broker non-votes.
Each of the proposals was approved by the Company’s stockholders.
PositiveID Animal Health Corporation 2010 Flexible Stock Plan
On March 16, 2010, we, as the sole stockholder of PositiveID Animal Health Corporation, or Animal Health, and the board of directors of Animal Health approved and adopted the PositiveID Animal Health Corporation 2010 Flexible Stock Plan (the “Animal Health Plan”), under which employees, including officers and directors, and consultants of Animal Health or an affiliate, including the Company, may receive awards. Awards under the Animal Health Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and cash awards. The purposes of the Animal Health Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants, to promote the success of our and Animal Health’s businesses and to link participants directly to stockholder interests through increased stock ownership in Animal Health.
The Animal Health Plan may be administered by the entire Animal Health board of directors or by a compensation committee of the board of directors (the “Administrator”). Subject to the provisions of the Animal Health Plan, the Administrator has the power to determine the terms of each award granted, including the exercise price, the number of Animal Health shares subject to the award and the exercisability thereof.
The aggregate number of shares of Animal Health common stock that may be subject to awards under the Animal Health Plan, subject to adjustment upon a change in capitalization, is 5,000,000 shares. Such shares of common stock may be authorized, but unissued, or reacquired shares of common stock. Shares of common stock that were subject to Animal Health Plan awards that expire or become unexercisable without having been exercised in full shall become available for future awards under the Animal Health Plan.
The foregoing description of the Animal Health Plan is qualified in its entirety by reference to the actual terms of the Animal Health Plan, which are filed with this Annual Report as Exhibit 10.6.
Amendment to Amended and Restated Bylaws
On March 16, 2010, our board of directors approved an amendment to our Amended and Restated Bylaws, adopted on December 12, 2005, to reflect our name change from VenChip Corporation to Positive ID Corporation.

PART III
Item 9. Directors, Executive Officers and Corporate Governance
Our directors and executive officers, and their ages and positions, as of February 28, 2010, are set forth below:

Name	Positions with the Company

Scott R. Silverman	Chief Executive Officer and Chairman of the Board

William J. Caragol	President and Chief Financial Officer, Director

Jeffrey S. Cobb	Director

Barry M. Edelstein	Director

Steven R. Foland	Director

Michael E. Krawitz	Director
The following is a summary of the background and business experience of our directors and executive officers as of February 28, 2010:
Scott R. Silverman, 46, served as our acting president from March 2007 through May 4, 2007, as our chief executive officer from December 5, 2006 through July 18, 2008, as chairman of our Board of Directors from March 2003 through July 18, 2008 and as a member of our Board of Directors from February 2002 through July 18, 2008. On November 12, 2008, he was again appointed to our Board of Directors, to serve as chairman, and was again appointed as chief executive officer on August 27, 2009. He also served as our chief executive officer from April 2003 to June 2004. He served as the chairman of the Board of Directors of Digital Angel from March 2003 through July 3, 2007, and served as chief executive officer of Digital Angel from March 2003 to December 5, 2006, and as acting president of Digital Angel from April 2005 to December 5, 2006. Mr. Silverman served as the chairman of Steel Vault, our now wholly-owned subsidiary, from January 2006 until November 11, 2009. Mr. Silverman is an attorney licensed to practice in New Jersey and Pennsylvania. The Board of Directors nominated Mr. Silverman because of his past experience as a chairman and chief executive officer of Digital Angel, our former parent company, as well as his years of oversight and senior management experience of companies in the technology industry.
William J. Caragol, 42, has served as our president and chief financial officer since November 11, 2009, and previously served as acting chief financial officer since January 2009, president since May 2007, chief financial officer since August 2006, treasurer since December 2006, and secretary since March 2007. Mr. Caragol served as Steel Vault’s president and a member of its board of directors from December 3, 2008 and as acting chief financial officer from October 24, 2008 until November 11, 2009 when Steel Vault became our wholly-owned subsidiary. Mr. Caragol served as acting chief executive officer of Steel Vault from October 24, 2008 until December 3, 2008 when he was appointed chief executive officer. From July 2005 to August 2006, he served as the chief financial officer of Government Telecommunications, Inc., a company under common control with us at the time. From December 2003 to June 2005, Mr. Caragol was the vice president of business development and chief financial officer of Millivision Technologies, a technology company focused on security applications. He is a member of the American Institute of Certified Public Accountants and graduated from the Washington & Lee University with a bachelor of science in Administration and Accounting. The Board of Directors nominated Mr. Caragol as a director and he holds the positions of president and chief financial officer because of his past experience as a chief financial officer and other management experience of other companies in the technology industry.
Jeffrey S. Cobb, 48, has served as a member of our Board of Directors since March 2007. Mr. Cobb is the chief operating officer of IT Resource Solutions.net, Inc. Prior to April 2004, Mr. Cobb was the executive vice president and chief operating officer of SCB Computer Technology Inc. Mr. Cobb served as a member on the Board of Directors of Steel Vault from March 2004 through July 22, 2008. Mr. Cobb earned his Bachelor of Science in Marketing and Management from Jacksonville University. Mr. Cobb was nominated to the Board of Directors because of his management and business development experience in technology companies.

Barry M. Edelstein, 46, has served as a member of our Board of Directors since January 2008. Mr. Edelstein serves as managing partner of Structured Growth Capital, Inc, a boutique investment banking firm. Mr. Edelstein served as acting president and chief executive officer of Destron Fearing Corporation (formerly known as Digital Angel Corporation), or Destron Fearing, from August 2007 until December 2007. Mr. Edelstein has served as the chairman of ScentSational Technologies, LLC. since January 2002, Mr. Edelstein was vice president of sales and sales operations for Comcast Business Communications Inc., where he managed the integration of Comcast Telecommunications Inc. with two other subsidiaries and led a team that oversaw the sales, marketing, customer care, billing operations and supplier management function of the company. Mr. Edelstein has a bachelor’s degree in business administration from Drexel University and received his law degree from Widener University School of Law. Mr. Edelstein was nominated to the Board of Directors because of his past experience as a president and chief executive officer, as well as his years of oversight and senior management experience.
Steven R. Foland, 50, has served as a member of our Board of Directors since February 2008. Mr. Foland is currently managing director, head of Asia investment banking at Thomas Weisel Partners, and previously served as a partner with Gold Mountain Partners a private advisory firm from March 2008 until November 2009, as a managing director and head of investment banking for Merriman Curhan Ford & Co. from September 2005 until February 2008, and as the senior managing director and head of west coast investment banking for ThinkEquity Partners from September 2003 until July 2005. He was previously with Morgan Stanley and Credit Suisse in New York and Hong Kong. Mr. Foland has a bachelor’s degree in political science from the University of Michigan and received his law degree from the University of Notre Dame. Mr. Foland was nominated to the Board of Directors because of his experience in the financial services sector and for his knowledge of accounting matters.
Michael E. Krawitz, 40, has served as a member of our Board of Directors since November 2008. He currently serves as the managing partner of Business Mediation Group, LLC, a mediation services firm. He previously served as the chief executive officer and president of Digital Angel Corporation from December 2006 to December 2007, and as a member of its Board of Directors from July 2007 until December 2007. Prior to that, during his time at Digital Angel Corporation, he served as assistant vice president and general counsel beginning in April 1999, and was appointed vice president and assistant secretary in December 1999, senior vice president in December 2000, secretary in March 2003, executive vice president in April 2003 and chief privacy officer in November 2004. From 1994 to April 1999, Mr. Krawitz was an attorney with Fried, Frank, Harris, Shriver & Jacobson in New York. Mr. Krawitz served as a member on the Board of Directors of Steel Vault from July 23, 2008 until November 11, 2009. Mr. Krawitz earned a bachelor of arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994. Mr. Krawitz was nominated to the Board of Directors due to his past experience as a chief executive officer of Digital Angel, our former parent company, as well as his experience as an attorney.
Audit Committee
Our audit committee currently consists of Steven R. Foland, Jeffrey S. Cobb and Barry M. Edelstein. Mr. Foland chairs the audit committee. Our Board of Directors has determined that each of the members of our audit committee is “independent,” as defined under, and required by, the federal securities laws and the rules of the SEC, including Rule 10A-3(b)(i) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as well as the listing standards of the Nasdaq Global Market. Our Board of Directors has determined that Mr. Foland qualifies as an “audit committee financial expert” under applicable federal securities laws and regulations, and has the “financial sophistication” required under the listing standards of the Nasdaq Global Market. A copy of the current audit committee charter is available on our website at www.positiveidcorp.com.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2009.
Code of Business Conduct and Ethics
Our Board of Directors has approved and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board of Directors has also approved and we have adopted a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer and chief financial officer. The Code of Conduct and the Code for SFO are available upon written request to PositiveID Corporation, Attention: Secretary, 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445. The audit committee of our Board of Directors is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.

Item 10. Executive Compensation
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2008 and 2009 by:
•	each person who served as our chief executive officer in 2009; and

•	each person who served as our chief financial officer in 2009.
We had no other executive officers during any part of 2009. We refer to these officers collectively as our named executive officers.
Summary Compensation Table

								Non-Equity
					Stock		Option	Incentive Plan	All Other
Name and		Salary		Bonus	Awards		Awards	Compensation	Compensation		Total
Principal Position	Year	($)		($)	($)		($)	($)	($)		($)
Scott R. Silverman (1) Chairman and Chief Executive Officer	2009	222,685	(2)	140,000	1,650,000	(3)	—	—	16,466	(4)	2,029,151
	2008	254,101	(5)	1,200,000	104,000	(3)	—	—	5,497,592	(6)	7,055,693

William J. Caragol(7) President and Chief Financial Officer	2009	212,593	(8)	70,000	1,650,000	(9)	—	—	—		1,932,593
	2008	216,206	(10)	—	104,000	(9)	—	—	1,276,400	(11)	1,596,606

(1)	Mr. Silverman became our chief executive officer on December 5, 2006. The Company terminated him without cause on July 18, 2008, in connection with the Xmark Transaction. On November 12, 2008, in connection with the purchase by R & R Consulting Partners, LLC (an entity that is owned and controlled by Mr. Silverman) of 45.7% of the then outstanding shares of our common stock from Digital Angel, Mr. Silverman again became the chairman of our Board of Directors. On December 31, 2008, we entered into a letter agreement with Mr. Silverman effective December 1, 2008, which provided that Mr. Silverman would serve as our executive chairman from December 1, 2008 through December 31, 2009. On August 27, 2009, the Board of Directors appointed Mr. Silverman as the Company’s chief executive officer, and he also continues to serve as Chairman of our Board of Directors.

(2)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 601,852 shares of restricted company common stock received in lieu of salary. See “Narrative Disclosure to Summary Compensation Table” below for more information.

(3)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 1,000,000 shares of Company common stock received during 2009, and 50,000 shares of Company common stock received during 2008.

(4)	The amount shown includes (i) $3600 in respect of group term life insurance provided to Mr. Silverman; and (ii) perquisites aggregating $12,866 as follows: $12,322 for an automobile allowance, maintenance and gasoline expenses and $534 for home security.

(5)	Amount represents 2008 salary paid to Mr. Silverman until his termination on July 18, 2008.

(6)	The amount shown includes (i) $300 in respect of group term life insurance provided to Mr. Silverman; (ii) a dividend of $1,162,500 paid to Mr. Silverman, which amount was not factored into the grant date fair value required to be reported for the stock award; (iii) $38,879 paid as vacation accrued in connection with Mr. Silverman’s termination; and (iv) $4,242,273 paid to Mr. Silverman under a separation agreement. See “Potential Payments upon Termination or Change in Control” below for more information regarding the $4,242,273 payment. The amount shown also includes perquisites and other personal benefits aggregating $53,640, which were as follows:

Amount
of
Nature of Expense	Expense
Expense allowance	$45,000
Automobile allowance for automobile, maintenance and gasoline expenses	8,640

Total	$53,640

(7)	Mr. Caragol became our chief financial officer as of August 21, 2006 and our president as of May 4, 2007. Effective January 1, 2009, Mr. Caragol became our acting chief financial officer. On November 10, 2009, In conjunction with Steel Vault merger Mr. Caragol became our president, chief financial officer and a director.

(8)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 518,519 shares of restricted company common stock received in lieu of salary. See “Narrative Disclosure to Summary Compensation Table” below for more information.

(9)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 1,000,000 shares of Company common stock received during 2009, and 50,000 shares of Company common stock received during 2008.

(10)	On May 4, 2007, in connection with our Board’s decision to appoint Mr. Caragol to serve as our president, our compensation committee approved an increase in Mr. Caragol’s base salary to $185,000. In 2008, our compensation committee approved a further increase in Mr. Caragol’s base salary to $203,500. Included in 2008 was vacation paid in connection with the letter agreement dated December 31, 2008 which terminated the May 15, 2008 letter agreement.

(11)	The amount represents payments made to Mr. Caragol (i) related to a change in control payment received in connection with the Xmark Transaction in the amount of $1,141,400; and (ii) a dividend payment in the amount of $135,000, which amount was not factored into the grant date fair value, as the Company had no plans, nor did it expect, to issue dividend distributions at that time.
Narrative Disclosure to Summary Compensation Table
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
Under the separation agreement between Mr. Silverman and us, dated May 15, 2008, Mr. Silverman was prohibited, for a period of two years from the closing of the Xmark Transaction (in other words, through July 18, 2010), from competing with us or any of our affiliates by directly or indirectly engaging in our business within the radio-frequency identification technology market space or by engaging in any business comparable to ours or to that of our affiliates at any location at which we or our affiliates conduct business or provide any services. However, if (1) our VeriMed business was not sold or transferred to a third party, or (2) our VeriMed business was sold or transferred to Mr. Silverman or one of his affiliates, Mr. Silverman would not be subject to the portion of this restriction that applies to our VeriMed business; but, in either such event, he would remain subject to all portions of the restriction that do not apply to our VeriMed business. The separation agreement also included a provision relating to non-disclosure of proprietary information.
On December 31, 2008, we and Mr. Silverman entered into a letter agreement pursuant to which, effective December 1, 2008 through December 31, 2009, he served as our executive chairman, unless the term was amended or the letter agreement was terminated. Mr. Silverman received 601,852 Shares on the later to occur of (i) stockholder approval of our Amended and Restated 2007 Stock Incentive Plan (the “Amended Plan”), which or (ii) the filing of the Form S-8, as amended, to reflect the Amended Plan, which was the later to occur on February 17, 2009 (hereinafter, the “Grant Date”). If Mr. Silverman remained involved in our day-to-day management (as determined by our Board of Directors), the shares would vest upon the earlier to occur of (i) January 1, 2010 or (ii) a Change in Control. The shares were subject to forfeiture in the event that Mr. Silverman failed to remain involved in our day-to-day management (as determined by our Board of Directors) until the earlier to occur of (i) January 1, 2010 or (ii) a Change in Control. The 601,852 Shares vested on January 1, 2010.
In the event of a Change in Control during 2009, if Mr. Silverman (i) became or remained a director of the acquiring company, or in the case of a merger, the surviving entity, and (ii) did not voluntarily resign as a director for 12 months from the closing of the Change in Control transaction, Mr. Silverman would receive $25,000 per month for a period of not less than 12 months from the closing of the Change in Control transaction.
The term Change in Control is defined below under the heading, “Potential Payments upon Termination or Change in Control — Scott R. Silverman”.
Mr. Silverman was entitled to the use of a car through December 31, 2009 and would no longer be entitled to receive any form of bonus or incentive compensation for services rendered to us during fiscal years ended December 31, 2008 and 2009. The letter agreement also provided for the termination of the separation agreement, dated May 15, 2008, as amended, between us and Mr. Silverman, provided that sections I.B.(regarding the transaction bonus payment for the Xmark Transaction), I.E. (regarding discharge of our obligations to Mr. Silverman), II.B. (regarding cooperation by Mr. Silverman in connection with business matters) and II.C. (regarding Mr. Silverman’s waiver and release of certain rights, claims and actions) of the separation agreement will survive.

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
On December 31, 2008, we and Mr. Caragol entered into a letter agreement pursuant to which, effective January 1, 2009, Mr. Caragol served as our acting chief financial officer. That letter agreement was amended and restated on March 27, 2009, which provided that unless the term was amended or the letter agreement was terminated, the letter agreement was in effect until January 1, 2010. Mr. Caragol ceased receiving salary and health benefits on January 1, 2009.
Compensation due to Mr. Caragol under the letter agreement was in the form of shares of restricted common stock in the amount of 518,519. The grant of the shares took place on the Grant Date. The shares vested according to the following schedule: (i) 20% vested on the Grant Date; and (ii) 80% vested on January 1, 2010. However, in the event of a Change in Control and if Mr. Caragol was terminated without cause (as defined below), the shares would immediately vest. The shares were subject to forfeiture in the event Mr. Caragol failed to remain involved in the day-to-day management of the Company (as determined by our Board of Directors) or if he was terminated for cause, which is defined as (i) Mr. Caragol’s conviction of a felony; (ii) Mr. Caragol’s being prevented from providing services to us under the letter agreement as a result of Mr. Caragol’s violation of any law, regulation and/or rule; or (iii) Mr. Caragol’s non-performance or non-observance in any material respect of any requirement with respect to Mr. Caragol’s obligations under the letter agreement.
The term Change in Control is defined below under the heading, “Potential Payments upon Termination or Change in Control — William J. Caragol”.
The letter agreement also provided for the termination of all compensation-related plans in place between Mr. Caragol and us, including the letter agreement, dated May 15, 2008, between Mr. Caragol and us, provided that the waiver/release provisions of such letter will survive.
For a description of the termination and change in control provisions of Mr. Caragol’s letter agreement, see “Potential Payments upon Termination or Change in Control — William J. Caragol” below.
2010 Executive Employment Arrangements
On November 12, 2009, our Compensation Committee approved a 2010 executive compensation arrangement for Messrs. Silverman and Caragol. Beginning in 2010, Mr. Silverman and Mr. Caragol will receive a base salary of $375,000 and $225,000, respectively. Additionally, the Compensation Committee has the authority to approve a discretionary bonus for 2010, a portion of which is guaranteed, to each of Mr. Silverman and Mr. Caragol based on the following factors: development of the rapid virus sensor project, development of the glucose-sensing microchip project, the financial performance of the business of our wholly-owned subsidiary, National Credit Report.com, strategic acquisitions, the overall financial condition/health of the business, and such other factors as the Compensation Committee deems appropriate in light of any acquisitions or changes in the business. Mr. Silverman may earn a bonus between $200,000 and $600,000, and Mr. Caragol may earn a bonus between $200,000 and $450,000. Each of Mr. Silverman and Mr. Caragol received 1,000,000 shares of restricted stock under the PositiveID Corporation 2009 Stock Incentive Plan. These restricted shares will vest according to the following schedule: (i) 50% vest on January 1, 2011; and (ii) 50% vest on January 1, 2012. Mr. Silverman’s and Mr. Caragol’s rights and interests in the unvested portion of the restricted stock are subject to forfeiture in the event they resign prior to January 1, 2012 or are terminated for cause prior to January 1, 2012, with said cause being defined as a conviction of a felony or such person being prevented from providing services to us as a result of such person’s violation of any law, regulation and/or rule. Mr. Silverman and Mr. Caragol are entitled to Company-paid health insurance, non-allocable expenses of $45,000 and $20,000, respectively, and each are entitled to an automobile allowance and other automobile expenses, including insurance, gasoline and maintenance costs.
Outstanding Equity Awards as Of December 31, 2009
The following table provides information as of December 31, 2009 regarding unexercised stock options and restricted stock outstanding held by Messrs. Silverman and Caragol.
Outstanding Equity Awards as Of December 31, 2009

	Option Awards							Stock Awards
Equity
										Equity	Incentive
										Incentive	Plan
										Plan	Awards:
										Awards:	Market
				Equity						Number	or Payout
				Incentive						of	Value of
				Plan						Unearned	Unearned
				Awards:				Number	Market	Shares,	Shares,
	Number of			Number of				of Shares	Value of	Units or	Units or
	Securities		Number of	Securities				or Units	Shares or	Other	Other
	Underlying		Securities	Underlying				of Stock	Units of	Rights	Rights
	Unexercised		Underlying	Unexercised	Option			That	Stock That	That	That
	Options		Unexercised	Unearned	Exercise		Option	Have Not	Have Not	Have Not	Have Not
	(#)		Options(#)	Options	Price		Expiration	Vested	Vested	Vested	Vested
Name	Exercisable		Unexercisable	(#)	($)		Date	(#)(1)	($)(2)	(#)	($)

Scott R. Silverman	50,000	(3)	—	—	$0.68		3/23/2012	—	—	—	—
	175,000	(3)	—	—	$0.56		6/28/2010	—	—	—	—
	250,000	(3)	—	—	$0.42		7/25/2018	—	—	—	—
	—		—	—	—		—	1,000,000	1,100,000	—	—
William J. Caragol	50,000	(4)	—	—	$10.00	(5)	8/21/2016	—	—	—	—
	—		—	—	—		—	1,000,000	1,100,000	—	—

(1)	50% vest on January 1, 2011 and 50% vest on January 1, 2012.

(2)	Computed by multiplying the closing market price of a share of our common stock on December 31, 2009, or $1.10, by the number of shares of common stock that have not vested.

(3)	This option was originally issued by Steel Vault and was converted into an option to purchase shares of our common stock pursuant to the Agreement and Plan of Reorganization, dated September 4, 2009, as amended, among the Company, Steel Vault and VeriChip Acquisition Corp.

(4)	On July 18, 2008, all stock option awards and restricted stock awards that had previously been granted under our 2002 Flexible Stock Plan, our 2005 Flexible Stock Plan, and our 2007 Stock Incentive Plan vested upon the closing of Xmark Transaction.

(5)	The exercise price of Company stock options reflected in the table represents the estimated fair market value of our common stock on the date of grant, as determined by our management and Board of Directors.
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

On December 31, 2008, we and Mr. Silverman entered into a letter agreement pursuant to which, effective December 1, 2008 through December 31, 2009, he served as our executive chairman, unless the term was amended or the letter agreement was terminated. Pursuant to the letter agreement, if a Change in Control (as defined below) had been effective as of December 31, 2009, and if Mr. Silverman (i) became or remained a director of the acquiring company, or in the case of a merger, the surviving entity, and (ii) did not voluntarily resign as a director for 12 months from the closing of the Change in Control transaction, Mr. Silverman would have received $25,000 per month for a period of not less than 12 months from the closing of the Change in Control transaction, for a total of $300,000. In addition, upon the Change in Control, the 601,852 restricted shares of our common stock would have vested provided that Mr. Silverman was involved in the day-to-day management of the Company and assuming the restricted shares were not already vested. In the event Mr. Silverman’s employment with us was terminated (with or without cause)in 2009, he would not be entitled to any cash payment and if the 601,852 restricted shares of our common stock were not yet vested, they would be forfeited.
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
Currently, Mr. Silverman’s employment is not governed under any agreement, and as such, in the event of a change of control, he would not be entitled to any compensation.
William J. Caragol
On December 31, 2008, we and Mr. Caragol entered into a letter agreement pursuant to which, effective January 1, 2009, Mr. Caragol served as our acting chief financial officer. That letter agreement was amended and restated on March 27, 2009, which provided that unless the term was amended or the letter agreement was terminated, the letter agreement was in effect until January 1, 2010. Mr. Caragol ceased receiving salary and health benefits on January 1, 2009.
Pursuant to the letter agreement, if a Change in Control had become effective on December 31, 2009 and if Mr. Caragol had been terminated without cause on December 31, 2009, the 518,519 restricted shares of our common stock would have vested immediately, assuming the restricted stock was not yet vested. If Mr. Caragol had been terminated for cause on December 31, 2009, the shares would have been forfeited. No other payments would be due under the letter agreement to Mr. Caragol in the event of a Change in Control or termination (with or without cause).
The term “Change in Control” has the same meaning as provided above under the description of Mr. Silverman’s potential termination and Change in Control payments. The term “cause” is defined above under the heading, “Narrative Disclosure to Summary Compensation Table— Executive Employment Arrangements — William J. Caragol.”
Currently, Mr. Silverman’s employment is not governed under any agreement, and as such, in the event of a change of control, he would not be entitled to any compensation.

Director Compensation
The following table provides compensation information for persons serving as members of our Board of Directors during 2009.
2009 Director Compensation

	Fees
	Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)(1)	($) (1)	($)	Earnings	($)	($)
Jeffrey S. Cobb (2)	30,000	37,000	—	—	—	—	67,000

Barry M. Edelstein (3)	50,000	49,250	—	—	—	—	99,250

Steven R. Foland (4)	55,000	49,250	—	—	—	—	104,250

Michael E. Krawitz (5)	22,500	37,000	—	—	—	—	59,500

(1)	The dollar amount of this award reflected in the table represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	As of December 31, 2009, Mr. Cobb held options to purchase 218,750 shares of our common stock. Mr. Cobb was awarded 100,000 shares of restricted stock on February 20, 2009, which vested on January 1, 2010.

(3)	As of December 31, 2009, Mr. Edelstein held options to purchase 75,000 shares of our common stock. Mr. Edelstein was awarded 100,000 shares of restricted stock on February 20, 2009, which vested on January 1, 2010 and 25,000 shares of restricted stock on August 17, 2009, which vested on January 1, 2010.

(4)	As of December 31, 2009, Mr. Foland held no options to purchase shares of our common stock. Mr. Foland was awarded 100,000 shares of restricted stock on February 20, 2009, which vested on January 1, 2010 and 25,000 shares of restricted stock on August 17, 2009 which vested on January 1, 2010.

(5)	As of December 31, 2009, Mr. Krawitz held 325,000 options to purchase shares of our common stock. Mr. Krawitz was awarded 100,000 shares of restricted stock on February 20, 2009, which vested on January 1, 2010.
On February 21, 2008, our Board of Directors increased non-employee director compensation from $5,000 to $7,500 per quarter. A non-employee director serving as chairman of a committee will receive an additional $2,500 per quarter. Our non-employee directors are also reimbursed for out-of-pocket expenses incurred in attending Board and Board committee meetings. In 2009 and currently, directors can elect to receive their fees in cash or restricted stock or a combination thereof.
In addition, on January 20, 2010, our Board of Directors also approved a grant of 75,000 shares of restricted stock to each non-employee director, which vests on January 1, 2011, except for Mr. Foland who received an additional 30,000 shares of restricted stock for the significant amount of work he does and has done as Audit Committee Chair.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
See Part II, Item 4, under the heading, “Equity Compensation Plan Information” for information on compensation plans under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 5, 2010, by:
•	each of our directors;

•	each of our named executive officers;

•	all of our executive officers and directors as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 5, 2010 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 23,033,275 shares of our common stock outstanding as of March 5, 2010. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o PositiveID Corporation, 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445.

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned(#)	Shares(%)
Five percent stockholders:
Scott R. Silverman (1)	11,267,013	46.9%
R & R Consulting Partners, LLC (3)	2,055,556	8.9%
Named Executive Officers and Directors:
Scott R. Silverman (1)	11,267,013	46.9%
William J. Caragol (2)	1,907,519	8.2%
Jeffrey S. Cobb (4)	458,750	2.0%
Barry M. Edelstein (5)	325,000	1.4%
Steven R. Foland (6)	325,600	1.4%
Michael E. Krawitz (7)	500,000	2.1%
Executive Officers and Directors as a group (6 persons) (8)	13,694,882	55.6%

*	Less than 1%

(1)	Mr. Silverman has sole voting power over 11,267,013 shares of our common stock. These shares consist of (i) 2,742,963 shares held directly by Mr. Silverman and (ii) 8,524,050 shares over which Mr. Silverman has sole voting power pursuant to a Voting Agreement, dated November 10, 2009, among Mr. Silverman, Blue Moon Energy Partners LLC (“Blue Moon”), R & R Consulting Partners, LLC (“R&R”), Jared Shaw and William Caragol (the “Voting Agreement”), consisting of the 1,089,000 shares held by Blue Moon, the 4,755,556 shares held by R&R, the 860,975 shares held by Jared Shaw, and the 1,818,519 shares held directly by Mr. Caragol. Mr. Silverman has sole dispositive power over 1,742,963 shares which are held directly by Mr. Silverman. Mr. Silverman lacks dispositive power over 1,000,000 Shares held directly by Mr. Silverman which are restricted as to transfer until January 1, 2011 (500,000 Shares) and January 1, 2012 (500,000 Shares). Mr. Silverman shares dispositive power over 3,144,556 shares. These shares consist of (i) 1,089,000 shares that Mr. Silverman, as a manager of Blue Moon, may be deemed to share beneficial ownership with Blue Moon and Mr. Caragol and (ii) 2,055,556 shares that Mr. Silverman, as the control person of R&R, may be deemed to share beneficial ownership with R&R.

(2)	Includes 304,000 shares issuable upon the exercise of warrants and 50,000 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 5, 2010. Mr. Caragol lacks voting power over the 1,907,519 Shares that he beneficially owns, pursuant to the Voting Agreement. Mr. Caragol has sole dispositive power over 818,519 shares that he beneficially owns and shares dispositive power over 1,089,000 shares that Mr. Caragol, as a manager of Blue Moon, may be deemed to share beneficial ownership with Blue Moon and Mr. Silverman. Mr. Caragol lacks dispositive power over 1,000,000 shares, which are restricted as to transfer until January 1, 2011 (500,000 Shares) and January 1, 2012 (500,000 Shares), and lacks voting power over the 1,000,000 shares pursuant to the Voting Agreement.

(3)	R&R lacks voting power over the 2,055,556 shares pursuant to the Voting Agreement. Mr. Silverman, as the control person of R&R, may be deemed to share dispositive power with R&R over the 2,055,556 shares. R&R also holds of record 2,700,000 shares, which have been borrowed by Optimus pursuant to the terms of the Stock Loan Agreements described above in Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Preferred Stock Offering.” However, R&R lacks both dispositive power and voting power over the 2,700,000 shares, and therefore does not beneficially own such shares. Pursuant to the Stock Loan Agreements, Optimus has dispositive power over the 2,700,000 shares and pursuant to the Voting Agreement, Mr. Silverman has the voting power over the 2,700,000 shares.

(4)	Includes 240,000 shares of our common stock and 218,750 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 5, 2010. Mr. Cobb lacks dispositive power over 90,000 shares, which are restricted until January 1, 2011.

(5)	Includes 250,000 shares of our common stock and 75,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 5, 2010. Mr. Edelstein lacks dispositive power over 75,000 shares, which are restricted until January 1, 2011.

(6)	Mr. Foland lacks dispositive power over 145,000 shares, which are restricted until January 1, 2011.

(7)	Includes 175,000 shares of our common stock and 325,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 5, 2010. Mr. Krawitz lacks dispositive power over 75,000 shares, which are restricted until January 1, 2011.

(8)	Includes shares of our common stock beneficially owned by current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 5, 2010, in each case as set forth in the footnotes to this table.
All stock option awards and restricted stock awards that were granted before July 18, 2008 under our 2002 Flexible Stock Plan, our 2005 Flexible Stock Plan, and our 2007 Stock Incentive Plan vested upon the closing of Xmark Transaction.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
Since the beginning of our fiscal year 2008, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.
Director and Officer Roles and Relationships with Digital Angel and Other Affiliates
Several of our current and former directors and executive officers have served as directors and officers of Digital Angel, which held 45.7% of our stock at the time it sold such stock to R & R Consulting Partners, LLC (an entity owned and controlled by Mr. Silverman) on November 12, 2008, and its other affiliates. By virtue of the relationships described below, certain of our current and former directors and executive officers may face situations in which there are actual or apparent conflicts of interest that could interfere, or appear to interfere, with their ability to act in a manner that is in our best business interests.

At the Board level:
•	Our chairman and chief executive officer, Scott R. Silverman, served on the Board of Directors of Digital Angel from March 2002 until July 2007, and, from March 2003 until the end of his term of service, in the capacity of chairman.

•	Mr. Silverman served on the Board of Directors of Destron Fearing from July 2003 until December 2007 and, from February 2004 until the end of his term of service, in the capacity of chairman.

•	Mr. Silverman served as chairman of the Board of Directors of Steel Vault until November 10, 2009, in which Digital Angel held a 49.9% ownership interest until August 1, 2008 and is a manager of Blue Moon, which holds 1,035,000 shares of our common stock.

•	Mr. Silverman is the managing member of R & R Consulting Partners, LLC, which holds 5,355,556 shares of our common stock.

•	Barry M. Edelstein served as interim chief executive officer and president of Destron Fearing from August 2007 through December 2007, as well as a member of the Board of Directors of Destron Fearing from June 2005 until January 2008.

•	Jeffrey S. Cobb serves as a member of our compensation, audit, and nominating and governance committees and served as a member of the compensation, audit, and nominating committees of Steel Vault until his resignation on July 22, 2008.

•	In 2008 Michael E. Krawitz provided legal services to us on a consulting basis in 2008 and received approximately $70,000 in fees. Mr. Krawitz served on the Board of Directors of Steel Vault until November 10, 2009. Mr. Krawitz served as the chief executive officer and president of Digital Angel from September 2006 to December 2007. Prior to that, during his time at Digital Angel, he served as assistant vice president and general counsel beginning in April 1999, and was appointed vice president and assistant secretary in December 1999, senior vice president in December 2000, secretary in March 2003, executive vice president in April 2003 and chief privacy officer in November 2004.

•	Blue Moon owns 1,035,000 shares of our common stock and a warrant to purchase 54,000 shares of our common stock. Mr. Silverman is a manager and controls a member of Blue Moon (i.e., R & R Consulting Partners, LLC). William J. Caragol is also a manager and member of Blue Moon. In addition, Jeffrey S. Cobb and Barry M. Edelstein, both of whom are members of our board of directors, each own a 16.67% interest in Blue Moon.

•	Mr. Silverman served as president of Digital Angel from March 2002 to March 2003, acting president of Digital Angel from April 2005 to December 2006, and as the chief executive officer of Digital Angel from March 2003 to December 2006, until he assumed the position of our chief executive officer on December 5, 2006.

•	William J. Caragol, our president and chief financial officer, served as chief executive officer, president, acting chief financial officer and director of Steel Vault before the Merger and is a manager of Blue Moon, which holds 1,035,000 shares of our common stock.
In their various capacities with Digital Angel and its other affiliates, Messrs. Silverman, Edelstein, Cobb and Krawitz have been granted stock option awards by Digital Angel and, in certain cases, one or more of such other affiliates. Messrs. Silverman, Caragol, Cobb, Edelstein and Krawitz have been granted equity awards by Steel Vault, which were converted into equity awards of the Company as a result of the Merger.
Transactions with Digital Angel — Our Former Majority Stockholder
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
Valens Financing
On February 29, 2008, we obtained financing in the form of a $8.0 million secured term note, or the Valens Note, with Valens Offshore SPV II, Corp., or the Lender. The Lender is an affiliate of Kallina Corporation and Laurus Master Fund, Ltd., which are Digital Angel’s lenders. The Note accrued interest at a rate of 12% per annum and had a maturity date of March 31, 2009. The terms of the Valens Note allowed for optional redemption by paying 100% of the principal amount, plus any amounts then owing under the Valens Note, plus $120,000, if such amounts were paid prior to the six-month anniversary of February 29, 2008, or $240,000, if such amounts were paid on or after the six-month anniversary of February 29, 2008. Pursuant to the corresponding securities purchase agreement among, we issued to the Lender 120,000 shares of our common stock.
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
Supply and Development Agreement
Digital Angel was our sole supplier of the VeriChip under the supply and development agreement. It was terminated on November 12, 2008, in connection with our purchase of certain intellectual property from Digital Angel, except that product warranties continue to apply to products sold to the Company under that agreement subject to certain limitations, and the indemnification provisions survive through March 4, 2013 for claims associated with the products purchased under that agreement. For additional information regarding this purchase, see “Asset Purchase Agreement with Digital Angel” below.
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
Other Agreements
Transaction between Blue Moon and Steel Vault
On March 20, 2009, Steel Vault closed a debt financing transaction with Blue Moon for $190,000 pursuant to a secured convertible promissory note. The note was payable on demand after March 20, 2011, accrued interest at five percent per year compounded monthly and was secured by substantially all of Steel Vault’s assets pursuant to a security agreement between Steel Vault and Blue Moon. The note could be prepaid at any time without penalty.
Under the note, Blue Moon had the right, at any time, in its sole discretion to convert the entire unpaid principal amount and accrued and unpaid interest on the note into that number of shares of Steel Vault’s common stock at a price of $0.44 per share. Steel Vault could convert the note into its common stock anytime after a change in control of Steel Vault or if the average of the high and low trading prices of Steel Vault’s common stock as quoted on the OTC Bulletin Board was greater than 120% of the conversion price ($0.44 per share) over 20 consecutive trading days. However, as a condition of our obligation to consummate the transactions contemplated by the merger agreement, Steel Vault caused the note to be amended on terms reasonably acceptable to us to eliminate the convertible feature of such note. In addition, Blue Moon received a common stock purchase warrant from Steel Vault, which carries piggy-back registration rights, to purchase 108,000 shares of our common stock at a price of $0.44 per share. Following the Merger, the warrant is now exercisable for 54,000 shares of our common stock at a price of $0.88 per share. Steel Vault repaid both the principal and interest accrued thereon on the Blue Moon obligation in full on November 10, 2009 in the amounts of $190 and $6, respectively, and the warrant to purchase our common stock remains outstanding.
Related Party Financing
On June 4, 2009, we closed a debt financing transaction with Steel Vault for $500,000 pursuant to a secured convertible promissory note. The two year note was collectible on demand on or after June 4, 2010, accrued interest at a rate of twelve percent and was secured by substantially all of Steel Vault’s assets, including the assets of NCRC and the security interest held by us on the assets was senior to any other security interest on the assets pursuant to a Subordination and Intercreditor Agreement between us and Blue Moon. The note could be prepaid at any time without penalty and matured on June 4, 2011. The unpaid principal and accrued and unpaid interest under the note could be converted at any time into common stock of Steel Vault at a price of $0.30 per share. The principal was convertible into 1,666,667 shares of Steel Vault common stock.

The financing transaction included a common stock purchase warrant sold to us to purchase 333,334 common shares of Steel Vault at a price of $0.30 per share, which we refer to as the Steel Vault Warrant. The Steel Vault Warrant was void after June 4, 2014. The note and Steel Vault Warrant were issued to us pursuant to a Convertible Note and Warrant Subscription Agreement, dated June 4, 2009, between us and Steel Vault, which provided that Steel Vault would file a registration statement for the public resale of the shares underlying the note and Steel Vault Warrant upon notice that we elected to convert all or part of the note into common stock of Steel Vault.
The financing transaction also included a guaranty of collection given by Mr. Caragol for the benefit of Steel Vault, for which Mr. Caragol received a common stock purchase warrant from Steel Vault to purchase 500,000 common shares of Steel Vault at a price of $0.30 per share.
Upon consummation of the Merger, we forgave the principal and interest due under the note and the Steel Vault Warrant was cancelled. Mr. Caragol received a common stock purchase warrant from us to purchase 250,000 common shares of our stock at a price of $0.60 per share in exchange for his Steel Vault warrant.
Financing Transaction with Optimus
On September 29, 2009, we entered into the Purchase Agreement with Optimus under which Optimus committed to purchase up to $10 million shares of Preferred Stock in one or more tranches. To facilitate the transactions contemplated by the Purchase Agreement, R & R Consulting Partners, LLC, a company controlled by Scott R. Silverman, the Company’s chairman and chief executive officer, loaned shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R Consulting Partners, LLC and Optimus. R & R Consulting Partners, LLC was paid $100 thousand fee in October 2009 plus will be paid 2% interest for the fair value of the loaned shares for entering into the stock loan arrangement. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R Consulting Partners, LLC loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of our common stock. For more information on this transaction, see Item 6. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities.”
Review, Approval or Ratification of Transactions with Related Parties
Our audit committee’s charter requires review and discussion of any transactions or courses of dealing with parties related to us that are significant in size or involve terms or other aspects that differ from those that would be negotiated with independent parties. Our nominating and governance committee’s charter requires review of any proposed related party transactions, conflicts of interest and any other transactions for which independent review is necessary or desirable to achieve the highest standards of corporate governance. It is also our unwritten policy, which policy is not otherwise evidenced, for any related party transaction that involves more than a de minimis obligation, expense or payment, to obtain approval by our Board of Directors prior to our entering into any such transaction. In conformity with our various policies on related party transactions, each of the above transactions discussed in this Item 12, “Certain Relationships and Related Transactions, and Director Independence,” section has been reviewed and approved by our Board of Directors.
Director Independence
Effective November 10, 2009, Scott R. Silverman, our chief executive officer and executive chairman, William J. Caragol, our president, chief financial officer and director, Jared Shaw, R & R Consulting Partners, LLC, a Florida limited liability company owned by Mr. Silverman (“R&R”), and Blue Moon Energy Partners, LLC, a Florida limited liability company of which Mr. Silverman is a manager and controls a member and Mr. Caragol is a manager and member (“Blue Moon”), entered into a voting agreement pursuant to which Mr. Silverman has voting control over all shares owned by Messrs. Caragol and Shaw and R&R and Blue Moon, in addition to the shares owned by Mr. Silverman, for a total of 9,630,038 shares of our common stock, or 50.1% of our outstanding common stock as of November 10, 2009. As a result, we were eligible for the “controlled company” exemption under the Nasdaq rules because we had more than 50% of the voting power for the election of directors held by an individual, and therefore, we were not required to maintain a majority of independent directors. However, in February, 2010, we ceased to be a “controlled company” because the percentage of stock Mr. Silverman had voting control over fell below 50.1% of our outstanding common stock. Currently, our Board of Directors determined that three of our six directors are independent under the standards of the Nasdaq Capital Market, Messrs. Cobb, Edelstein and Foland, and we therefore do not currently maintain a majority of independent directors. Since we are no longer a “controlled company,” we plan to phase in our compliance with the independent committee requirements and the majority of independent directors requirement as permitted by the Nasdaq rules. For transactions, relationships or arrangements that were considered by the Board of Directors in determining whether each director was independent, please see “Certain Relationships and Related Transactions, and Director Independence — Director and Officer Roles and Relationships with Digital Angel and Its Other Affiliates” above.
Item 13. Principal Accountant Fees and Services
For the fiscal years ended December 31, 2009 and 2008, fees for services provided by Eisner LLP were as follows:

	2009	2008

Audit Fees	$185,600	$451,143

Audit Related Fees (review of registration statements and other SEC filings)	$80,300	$44,320

Tax Fees (tax-related services, including income tax advice regarding income taxes within the United States)	—	—

All other fees (acquisition due diligence services)	—	—

Total Fees	$265,900	$495,463

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
All services provided by and all fees paid to Eisner LLP in fiscal 2009 and 2008 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

POSITIVEID CORPORATION
Date: March 17, 2010	By:	/s/ William J. Caragol
William J. Caragol
President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Silverman Scott R. Silverman	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2010

/s/ William J. Caragol William J. Caragol	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2010

/s/ Jeffrey S. Cobb Jeffrey S. Cobb	Director	March 17, 2010

/s/ Barry M. Edelstein Barry M. Edelstein	Director	March 17, 2010

/s/ Steven R. Foland Steven R. Foland	Director	March 17, 2010

/s/ Michael E. Krawitz Michael E. Krawitz	Director	March 17, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
PositiveID Corporation
We have audited the accompanying consolidated balance sheets of PositiveID Corporation (the “Company”), formerly known as VeriChip Corporation, as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform audits of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of PositiveID Corporation, as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
/s/ Eisner LLP
New York, New York
March 17, 2010

POSITIVEID CORPORATION
Consolidated Balance Sheets
(In thousands, except share data and par value)

	December 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash	$6,423	$3,229
Prepaid expenses and other current assets	193	275

Total Current Assets	6,616	3,504

Equipment, net of accumulated depreciation	122	39
Restricted cash	—	4,543
Other assets	34	—
Goodwill	4,200	—

	$10,972	$8,086

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$576	$72
Accrued expenses and other current liabilities	775	1,094
Accrued preferred stock dividend payable	90	—

Total Current Liabilities	1,441	1,166
Deferred gain	—	4,500

Total Liabilities	1,441	5,666

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, Authorized 5,000,000 shares of $.001 par value; 462 and nil shares issued and outstanding at December 31, 2009 and 2008, respectively (liquidation preference of $4,620 and nil December 31, 2009 and 2008, respectively)	—	—
Common stock, authorized 70,000,000 shares of $.01 par value; issued and outstanding 21,840,433 and 11,730,209 shares at December 31, 2009 and 2008, respectively	218	117
Additional paid-in capital	63,018	44,410
Accumulated deficit	(53,705)	(42,107)

Total Stockholders’ Equity	9,531	2,420

	$10,972	$8,086

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Years Ended
	December 31,
	2009	2008

Revenue	$353	$43
Cost of sales	94	275

Gross profit (loss)	259	(232)

Operating expenses:
Selling, general and administrative	5,753	19,775
Research and development	393	712
Charge attributable to adjustment of goodwill	10,170	—

Total operating expenses	16,316	20,487

Operating loss	(16,057)	(20,719)

Gain on sale of Xmark Corporation	4,385	6,174
Gain on settlement of debt	—	1,823
Other income (expense), net	74	(334)
Interest expense	—	(879)

Total other (expense) income	4,459	6,784

Loss from continuing operations	(11,598)	(13,935)

Income from discontinued operations (net of tax expense of $233 in 2008)	—	787

Net loss	(11,598)	(13,148)
Preferred stock dividend	(90)	—

Net loss attributable to common stockholders	$(11,688)	$(13,148)

Net loss attributable to common shareholders per common share from continuing operations — basic and diluted	$(0.90)	$(1.31)
Net income per common share from discontinued operations — basic and diluted	—	0.07

Net loss attributable to common shareholders per common share — basic and diluted	$(0.90)	$(1.24)

Weighted average number of shares outstanding — basic and diluted	13,020	10,597

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Consolidated Statement of Stockholders’ Equity
(In thousands)
For the Years Ended December 31, 2009 and 2008

							Accumulated
					Additional		Other	Total
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity

Balance January 1, 2008	—	—	10,144	$101	$54,486	$(28,959)	$(37)	$25,591

Net loss	—	—	—	—	—	(13,148)	—	(13,148)
Stock based compensation	—	—	622	6	5,026	—	—	5,032
Issuance of shares to lender	—	—	120	2	300	—	—	302
Issuance of shares from option exercises	—	—	844	8	434	—	—	442
Dividend to stockholders	—	—	—	—	(15,836)	—	—	(15,836)
Sale of Xmark Corporation	—	—	—	—	—	—	37	37

Balance December 31, 2008	—	—	11,730	117	44,410	$(42,107)	$—	2,420

Net loss	—	—	—	—	—	(11,598)	—	(11,598)
Stock based compensation	—	—	4,395	44	1,505	—	—	1,549
Issuance of preferred shares, net of $800 financing costs	462	—	—	—	3,806	—	—	3,806
Issuance of shares from option exercises	—	—	138	1	59	—	—	60
Issuance of shares for settlement of litigation	—	—	510	5	245	—	—	250
Preferred stock dividend	—	—	—	—	(90)		—	(90)
Issuance of shares for Steel Vault merger	—	—	5,067	51	13,083	—	—	13,134

Balance December 31, 2009	462	—	21,840	$218	$63,018	$(53,705)	$—	$9,531

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,598)	$(13,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29	52
Stock based compensation	1,549	5,032
Bad debt expense	—	14
Impairment of assets	—	44
Non cash interest income	(7)	(43)
Charge attributable to adjustment of goodwill	10,170	—
Gain on settlement of debt	—	(1,823)
Stock issued for settlement of litigation	250	—
Gain on sale of Xmark Corporation	(4,385)	(6,174)
Allowance for inventory excess	—	213
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	32
Increase in inventories	—	(117)
Decrease in prepaid expenses and other current assets	137	344
Decrease in deferred revenue	(16)	—
Decrease in accounts payable and accrued expenses	(1,043)	(225)

Net cash used in continuing operations	(4,914)	(15,799)
Net cash used in discontinued operations	(60)	(2,887)

Net cash used in operating activities	(4,974)	(18,686)

Cash flows from investing activities:
Proceeds from sale of Xmark Corporation, net	4,434	43,363
Proceeds from sale of assets	3	—
Payments for equipment and other assets	(11)	(22)
Payments for the merger of SteelVault, net of cash acquired	72

Net cash (used in) discontinued operations	—	(114)

Net cash provided by investing activities	4,498	43,227

Cash flows from financing activities:
Proceeds from short-term borrowing	—	8,000
Repayment of short-term borrowing	—	(8,000)
Financing costs	—	(701)
Principal payments to former stockholder	—	(10,423)
Guarantee fee paid to former stockholder	—	(500)
Proceeds from exercise of stock options	60	442
Proceeds from preferred stock financing, net	3,806	—

Repayment of debt financing, net	(196)	—
Payment of dividend	—	(15,836)
Net cash provided by discontinued operations	—	(1,515)

Net cash provided by (used in) financing activities	3,670	(28,533)

Net (decrease) increase in cash	3,194	(3,992)
Cash, beginning of year	3,229	7,221

Cash, end of year	$6,423	$3,229

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
1 Organization, Basis of Presentation and Accounting Policies
PositiveID Corporation is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002 as VeriChip Corporation. On February 14, 2007, the Company completed an initial public offering of its common stock, selling 3,100,000 shares of its common stock at a price of $6.50 per share.
On July 18, 2008, the Company completed the sale of all of the outstanding capital stock of Xmark Corporation, its wholly-owned Canadian subsidiary (“Xmark”), to Stanley Canada Corporation (“Stanley”) for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of $2.9 million. Under the terms of the stock purchase agreement, $4.5 million of the proceeds were held in escrow for a period of 12 months to provide for indemnification obligations, if any, under the stock purchase agreement. As a result, the Company recorded a gain on the sale of Xmark of $10.7 million, with $4.5 million of that gain deferred until the escrow was settled. The Xmark business included all of the operations of our previously reported healthcare security and industrial segments. The financial position, results of operations and cash flows of Xmark for 2008 have been reclassified as a discontinued operation.
Following the completion of the sale of Xmark to Stanley, the Company retired all of its outstanding debt for a combined payment of $13.5 million and settled all contractual payments to officers and management of the Company and Xmark for $9.1 million. In addition, the Company issued a special dividend of approximately $15.8 million on August 28, 2008.
During June 2009, the Company finalized the process related to the indemnification obligations supported by the $4.5 million escrow. On July 20, 2009, the Company received approximately $4.4 million of the previously escrowed funds, which was net of a $115,000 settlement to Stanley as the final balance sheet adjustment. As a result, the Company recognized a $4.4 million previously deferred gain in its statement of operations during the year ended December 31, 2009.
On November 12, 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel, which collectively are referred to as, “Digital Angel.” The terms of the APA included the purchase by the Company of patents related to an embedded bio-sensor system, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. The Company also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel in the human RFID field without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. The Company paid Digital Angel $500,000 at the closing of the APA, which was recorded in the financials as research and development expense during the year ended December 31, 2008.
Also, on November 12, 2008, R&R Consulting Partners LLC, a company controlled by our Chairman and Chief Executive Officer, purchased 5,355,556 shares of common stock from Digital Angel, at which point Digital Angel ceased being a stockholder.
On September 4, 2009, the Company, VeriChip Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), signed an Agreement and Plan of Reorganization (the “Merger Agreement”), dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). Upon the consummation of the Merger, each outstanding share, options and warrants of Steel Vault’s common stock was converted into approximately 5.1 million shares of common stock, 3.3 million options, and 0.5 million warrants of the Company. At the closing of the Merger, the Company changed its name to PositiveID Corporation and changed its stock ticker symbol with Nasdaq to “PSID”. See Note 4 — Acquisitions, for more information.
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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
During September 2009, through a development program with Receptors LLC (“Receptors”), the companies launched Phase I of the development of a Rapid Flu Detection System for the H1N1 virus. On October 6, 2009, in a separate development program, the Company launched Phase II development of its in vivo glucose-sensing RFID microchip with Receptors. In conjunction with these development programs, the Company received an exclusive license for two of Receptors platform patents for use with these two applications. Phase I of the Rapid Flu Detection System was completed in early 2010 and Phase II of the glucose-sensing microchip development programs is expected to be completed by mid 2010. In conjunction with these two projects, the Company paid Receptors $200,000 in cash and 350,000 restricted shares of common stock which will become fully vested upon the phase completion dates. These shares were valued at $330,000 as of December 31, 2009 of which $176,000 was included in research and development expense in the consolidated statement of operations at December 31, 2009. Our exclusive license continues in perpetuity so long as we continue to provide or arrange continued funding of these projects.
The Company has historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault, the Company is pursuing its strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security.
The Company’s HealthID segment is focused on the development of the glucose-sensing microchip, with Receptors. In the field of diabetes management the Company also acquired, in February 2010, the assets of Easy Check Medical Diagnostics, LLC, including the Easy Check breath analysis system and the iGlucose wireless communication system. The Company issued 300,000 shares of common stock in February 2010 with a fair value of $351,000 which will be expensed as in process research and development as these products are currently under development.
The Company also intends to continue the development of the Rapid Flu Detection system, and other health related products, built on the Company’s core intellectual property. The HealthID segment also includes the VeriMed system, which uses an implantable passive RFID microchip (the “VeriChip”) that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared its VeriMed Health Link system for use in medical applications in the United States.
The Company’s ID Security segment includes its Identity Security suite of products, sold through its NationalCreditReport.com brand and its Health Link personal health record. The Company’s NationalCreditReport.com business was acquired in conjunction with its merger with Steel Vault in November 2009. NationalCreditReport.com offers consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, the Company re-launched its Health Link personal health record (“PHR”) business. The Company plans to focus its marketing efforts on partnering with health care providers and exchanges, physician groups, Electronic Medical Record (“EMR”) system vendors, and insurers to use Health Link as a PHR provided to their patients. The Company will also seek to partner with pharmaceutical companies who wish to communicate with its online community through various forms of value added content and advertising.
Accounting Policies
Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for excess inventory and obsolescence, lives of long- lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities and the determination of whether any impairment is to be recognized on intangibles, among others.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
Concentration of Credit Risk
The Company maintained its cash in one financial institution during the years ended December 31, 2009 and 2008. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. Cash exceeded the federally insured limits.
The Company’s trade receivables are potentially subject to credit risk. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit history. The Company generally does not require collateral.
Inventories
Inventories consist of finished goods. Inventory is valued at the lower of cost, determined primarily by the first-in, first-out method, or market. The Company monitors and analyzes inventory for potential obsolescence and slow-moving items based upon the aging of the inventory and the inventory turns by product. Inventory items designated as slow moving are reduced to net realizable value. Inventory items designated as obsolete are written off. The allowance for inventory excess and obsolescence was approximately nil and $0.2 million as of December 31, 2009 and 2008, respectively.
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
Intangible Assets
The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-lived intangible assets and other long-lived assets during the years ended December 31, 2009 and 2008.
The Company records goodwill as the excess of purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. The Company’s reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. Goodwill of a reporting unit is tested for impairment at least once a year, or between testing dates if an impairment condition or event is determined to have occurred.
Revenue Recognition
The Company’s revenue recognition policy is as follows:
Product Sales
Revenue from the sale of systems using the Company’s implantable microchip or other products are recorded at gross amounts. As we are in the initial process of commercializing these systems, the level of distributor or physician returns cannot yet be reasonably estimated. Accordingly, we do not recognize revenues until the following criteria are met:
•	a purchase order has been received or a contract has been executed;

•	the product is shipped;

•	title has transferred;

•	the price is fixed or determinable;

•	there are no uncertainties regarding customer acceptance;

•	collection of the sales proceeds is reasonably assured; and

•	the period during which the distributor or physician has a right to return the product has elapsed.

POSITIVEID CORPORATION
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
Health Link and VeriMed Services
The services for maintaining subscriber information on the Company’s Health Link and VeriMed databases are sold on a stand-alone contract basis, and treated according to the terms of the contractual arrangements then in effect. Revenue from the database service will be recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.
With respect to the sales of products whose functionality is dependent on services (e.g., database records maintenance), the revenue recognition policy will follow the ultimate arrangements, subject to the aforementioned revenue recognition criteria and determining whether there is vendor specific objective evidence.
ID Security Services
Revenue is recognized when persuasive evidence of an arrangement exists, collectibility of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. A significant portion of our revenue is derived from the Company’s processing of transactions related to the provision of information services to customers, in which case revenue is recognized, assuming all other revenue recognition criteria are met, when the services are provided. Another portion of the Company’s revenues relate substantially to monthly subscription fee-based credit monitoring contracts under which a customer pays a preset fee for a predetermined or unlimited number of transactions or services provided during the subscription period. Revenue related to subscription fee-based contracts having an unlimited volume is recognized ratably during the contract term.
If at the outset of an arrangement, the Company determines that collectability is not reasonably assured, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of our deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.
The Company may provide multiple element arrangements. The multiple elements may include credit reports and monitoring services. To account for each of these elements separately, the delivered elements must have stand-alone value to our customer, and there must exist objective and reliable evidence of the fair value for any undelivered elements. For certain customer contracts, the total arrangement fee is allocated to the delivered and undelivered elements based on their relative fair values.
Deferred revenue consists of amounts billed in excess of revenue recognized on sales of our information services, relating generally to subscription fees.
Share-Based Compensation
Share-based compensation expenses are reflected in the Company’s consolidated statement of operations under selling, general and administrative expenses and research and development expenses.
The Company’s computation of expected life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on the historical volatility of comparable companies’ average historical volatility.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
Income Taxes
The Company accounts for income taxes under the asset and liability approach for the financial accounting and reporting of income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets when the Company determines realization is not currently judged to be more likely than not. Income taxes are more fully discussed in Note 8 – Income Taxes.
The Company follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of ASC 740 on the Company’s financial position is discussed in Note 8 — Income Taxes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as an as interest expense.
Research and Development
Research and development costs are expensed as incurred and consist of development work associated with the Company’s existing and potential products. The Company’s research and development expenses relate primarily to share based compensation to our project partner, payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses.
Loss Per Common Share and Common Share Equivalent
The Company presents “basic: income (loss) per common share and, if applicable “diluted” income (loss) per share, pursuant to the provisions of ASC 260 “Earnings Per Share”. Basic income (loss) per common share is based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. The calculation of diluted income (loss) per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each year or the date issued were convertible at those dates, with preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which average period market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds.
The Company issued two tranches of Series A Preferred Stock of 296 and 166 shares at a per share price of $10,000 per share in September and October 2009, respectively. The preferred shares are non-voting, non-participating and may be converted into common shares or cash at the option of the Company. The conversion of the preferred shares is determined by a fixed conversion price which was determined upon the closing of the preferred shares, $3.07 and $1.60, respectively. Therefore the two tranches of preferred shares are convertible into approximately 964,000 and 1,037,000 common shares, respectively.
The Company is required to issue an annual dividend on the Series A Preferred Stock payable in Series A Preferred Stock on the anniversary date of the tranche closing. As of December 31, 2009, a preferred dividend with a fair value of $90,000 has been accrued and would be convertible into approximately 37,000 shares of common stock.
If at the Company’s option, it elects to convert the Series A Preferred into common shares the Company will be required to provide the holders with a specified return as discussed in Note 5 — Financing Agreements. The two tranches would be convertible into a maximum of approximately 2,931,000 common shares after the fourth anniversary of the issuances of each tranche.
Had the Company elected to convert the 462 shares of Series A Preferred Stock on December 31, 2009, the preferred holder would have been entitled to 2,702,000 of common shares with a fair value of approximately $2,972,000 based upon the closing price of the Company’s common stock on December 31, 2009.
The following were outstanding as of December 31, 2009 and 2008, and were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Years Ended
	December 31,
	2009	2008

Convertible preferred stock and dividends	2,038	—
Stock options	4,215	1,225
Warrants	454	0
Unvested restricted common stock	4,192	0

	10,899	1,225

Impact of Recently Issued Accounting Standards
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
Effective January 1, 2009, the Company adopted ASC 805-10, “Business Combinations” (“ASC 805-10”). Under ACS 805-10, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ACS 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company expensed $0.2 million of due diligence costs relating to a potential acquisition target during the period ended December 31, 2009.

POSITIVEID CORPORATION
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
The Company adopted ASC 810-10-65-1, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” on January 1, 2009. This establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. ASC 810-10-65-1 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. ASC 810-10-65-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. ASC 810-10-65-1 shall be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, except for the presentation and disclosure requirement which shall be applied retrospectively for all periods presented. The adoption of ASC 810-10-65-1 had no impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.
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
In August of 2009, the FASB issued ASC Update 2009-5, an update to ASC 820, “Fair Value Measurements and Disclosures.” This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, that a reporting entity is required to measure fair value using one or more of the valuation techniques described in ACS Update 2009-5. The adoption of this update in the third quarter of 2009 did not have a material affect on Company’s consolidated financial statements.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
Accounting Standard Update No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. In October 2009, the FASB issued Update No. 2009-15 as an amendment to the subtopic 470-20, Debt with Conversion and Other Options, to address the accounting for own-share lending arrangements entered in contemplation of a convertible debt issuance or other financing. ASC 470-20-25-20A establishes that at the date of issuance, a share-lending arrangement entered into on an entity’s own shares in contemplation of a convertible debt offering or other financing shall be measured at fair value (in accordance with Topic 820) and recognized as an issuance cost, with an offset to additional paid-in capital in the financial statements of the entity. ASC 470-20-35-11A establishes that if it becomes probable that the counterparty to a share-lending arrangement will default, the issuer of the share-lending arrangement shall recognize an expense equal to the then fair value of the unreturned shares, net of the fair value of probable recoveries. The issuer of the share-lending arrangement shall remeasure the fair value of the unreturned shares each reporting period through earnings until the arrangement consideration payable by the counterparty becomes fixed. Subsequent changes in the amount of the probable recoveries should also be recognized in earnings. ASC 470-20-45-2A establishes that loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. ASC 470-20-50-2A adds new disclosures that must be made in any period in which a share-lending arrangement is outstanding as follows: (a) description of any outstanding share-lending arrangements, (b) number of shares, term, circumstances under which cash settlement would be required, (c) any requirements for the counterparty to provide collateral, (d) entity’s reason for entering into the share-lending arrangement, (e) fair value of the issuance cost associated with the arrangement, (f) treatment for the purpose of calculating earnings per share, (g) unamortized amount of the issuance cost associated with the arrangement, (h) classification of the issuance cost associated with the arrangement, (i) amount of interest cost recognized relating to the amortization, and (j) any amounts of dividends paid related to the loaned shares that will not be reimbursed. This Accounting Standard Update No. 2009-15 shall be effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. Early adoption is not permitted. The Company is evaluating the impact this update will have on the financial statements.
In October 2009, the FASB issued new guidance for revenue recognition with multiple deliverables, which is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. This guidance eliminates the residual method under the current guidance and replaces it with the “relative selling price” method when allocating revenue in a multiple deliverable arrangement. The selling price for each deliverable shall be determined using vendor specific objective evidence of selling price, if it exists, otherwise third-party evidence of selling price shall be used. If neither exists for a deliverable, the vendor shall use its best estimate of the selling price for that deliverable. After adoption, this guidance will also require expanded qualitative and quantitative disclosures. The Company is currently assessing the impact of adoption on its financial position and results of operations.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.
In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
2 Inventories

	December 31,	December 31,
	2009	2008
Finished goods	$213	$213
Allowance for excess and obsolescence	(213)	(213)

	$—	$—

3 Equipment

	December 31,	December 31,
	2009	2008
Equipment	$303	$292
Hardware	113	76
Purchased software	136	57

	552	425
Less accumulated depreciation	(430)	(386)

	$122	$39

Depreciation expense charged against income amounted to approximately $29,000 and $52,000 for the years ended December 31, 2009 and 2008, respectively.
4 Acquisitions
On November 10, 2009, the Company completed the Merger with Steel Vault. The Merger Agreement provided for the Company’s conversion of each outstanding share of Steel Vault’s common stock into 0.5 shares of common stock of the Company. At the time the Merger Agreement was signed, in September 2009, the value of the transaction was measured to be $3.5 million. Such value was validated through independent valuations. At the time the Merger was consummated, the stock price of the Company was $1.71 per share as compared to $0.65 during September 2009 when the merger agreement was executed. As a result, at the effective time of the Merger, in November 2009, the value of the transaction amounted to be $13.7 million as compared to approximately $3.5 million at the time the merger agreement was signed in September 2009. In addition, the purchase price includes Steel Vault’s approximately 6,696,000 stock options and 908,000 warrants outstanding were converted into 3,349,000 options and 454,000 warrants to acquire shares of the Company’s common stock at the effective exchange date rate which were measured at the fair value using the Block-Schoels model on the Merger completion date.
Based on an assessment underlying the preliminary purchase price allocation performed by the Company as of December 31, 2009, the determination was made that the estimated fair value of the acquired company was approximately $3.5 million as of December 31, 2009. Accordingly, the Company recognized a charge attributable to reduced carrying amount of goodwill by the approximately $10.2 million. Such amount is deemed not recoverable and is presented in the caption “charge attributable to adjustment of goodwill” in the accompanying consolidated statement of operations.
The total purchase price of the business acquired was allocated as follows:

Cash	$72
Equipment and other assets	142
Goodwill	4,200
Current liabilities	(910)

Total	3,504
Charge attributable to adjustment of goodwill	10,170

Total price paid	$13,674

The excess purchase price over net tangible assets has been allocated to goodwill until such time when a final valuation is completed. The Company is undertaking an analysis to allocate such amounts among domain names, trademarks, customer list, and other intangible assets.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
The Steel Vault acquisition was accounted for under the purchase method of accounting. Any changes to the preliminary estimates during the allocation period will be reflected as an adjustment to goodwill.
The primary reasons the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill, were to provide entry into the industry and growth opportunities from new or enhanced product offerings and the acquisition of the existing workforce that are not recognized as assets apart from goodwill. In addition, the Company expects to have identifiable intangible assets for domain names, customer base and trademarks for which it will allocate from goodwill once it finalizes the purchase price allocation.
The results of Steel Vault have been included in the condensed consolidated statements of operations since the date of acquisition. Unaudited pro forma results of operations for the years ended December 31, 2009 and 2008 are included below. Such pro forma information assumes that the Steel Vault acquisition occurred as of January 1, 2009 and 2008, respectively, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the Company’s results of operations would have been had the Company and Steel Vault been combined entities during such period, nor does it purport to represent results of operations for any future periods.

	Years Ended
	December 31,
(In thousands, except per share amounts)	2009	2008

Revenue	$1,581	$59
Net loss from continuing operations attributable to common shareholder	$(14,454)	$(15,451)
Net loss attributable to common shareholders from continuing operations per common share — basic and diluted	$(0.83)	$(0.99)
5 Financing Agreements
On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus under which Optimus is committed to purchase up to $10 million shares of convertible Series A Preferred Stock of the Company (the “Preferred Stock”) in one or more tranches. Under the terms of the Purchase Agreement, from time to time and at the Company’s sole discretion, the Company may present Optimus with a notice to purchase such Preferred Stock (the “Notice”).
To facilitate the transactions contemplated by the Purchase Agreement, R & R Consulting Partners, LLC, a company controlled by Scott R. Silverman, the Company’s chairman and chief executive officer, loaned shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R Consulting Partners, LLC and Optimus. R & R Consulting Partners, LLC was paid $100,000 fee in October 2009 plus will be paid 2% interest for the fair value of the loaned shares for entering into the stock loan arrangement. The aggregate amount of shares loaned under any and all Stock Loan Agreements, together with all other shares sold by or on behalf of the Company, can not exceed one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company in any 12 month period. R & R Consulting Partners, LLC may demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand may be made if there are any shares of Preferred Stock then outstanding. If a permitted return demand is made, Optimus will return the borrowed shares within three trading days after such demand (or an equal number of freely tradable shares of common stock). Optimus may return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R Consulting Partners, LLC loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of Company common stock.
Optimus is obligated to purchase such Preferred Stock on the tenth trading day after any Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company is listed for and trading on a trading market, (ii) the representations and warranties of the Company set forth in the Purchase Agreement are true and correct as if made on each tranche date, (iii) Optimus shall have received a commitment fee of $800,000 payable only on the first tranche closing date in the event the gross proceeds from the first tranche closing exceed $800,000; and (iv) that no such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of the Company’s common stock. In the event the closing bid price of the Company’s common stock during any one or more of the nine trading days following the delivery of a Notice falls below 75% of the closing bid price on the trading day prior to the Notice date and Optimus determines not to complete the tranche closing, then the Company may, at its option, proceed to issue some or all of the applicable shares, provided that the conversion price for the Preferred Stock that is issued shall reset at the lowest closing bid price for such nine trading day period.
Dividends and Other Distributions. Commencing on the first anniversary of the date of issuance of any such shares of Preferred Stock, holders of Preferred Stock shall be entitled to receive dividends on each outstanding share of Preferred Stock, which shall accrue in shares of Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends shall be payable annually on the anniversary of the issuance date. No dividend shall be payable with respect to shares of Preferred Stock that are redeemed for cash or converted into shares of Common Stock prior to the first anniversary of the issuance date with respect to such shares. For the year ended December 31, 2009 the Company had accrued dividends of $90,000 (approximately $64,000 and $26,000 for the first and second tranche, respectively.).
Liquidation. Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company, before any distribution or payment is made to the holders of any other class or series of stock, the holders of Preferred Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series A liquidation value, after which any remaining assets of the Company shall be distributed among the holders of the other class or series of stock in accordance with the Company’s Certificates of Designations and Certificate of Incorporation. At December 31, 2009, the liquidation value was $4.6 million.
Redemption. The Company may redeem, for cash, any or all of the Preferred Stock at any time at the redemption price per share equal to $10,000 per share of Preferred Stock (the “Series A Liquidation Value”), plus any accrued but unpaid dividends with respect to such shares of Preferred Stock (the “Redemption Price”). If the Company exercises this redemption option with respect to any Preferred Stock prior to the fourth anniversary of the issuance of such Preferred Stock, then in addition to the Redemption Price, the Company must pay to Optimus a make-whole price per share equal to the following with respect to such redeemed Preferred Stock: (i) 35% of the Series A Liquidation Value if redeemed prior to the first anniversary of the issuance date, (ii) 27% of the Series A Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 18% of the Series A Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the issuance date, and (iv) 9% of the Series A Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the issuance date.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
In addition, redemption of the Preferred Stock by the Company, to the extent such Preferred Stock shall not have been converted into shares of Common Stock, was mandatory in the event that the Company did not receive stockholder approval for the transactions described in the Purchase Agreement on or before March 31, 2010, which approval was obtained on November 10, 2009.
On September 29, 2009 the Company exercised the first tranche of this financing, to issue 296 shares of Preferred Stock, for a tranche amount of approximately $3.0 million at a conversion price of $3.07 per share of common stock. In support of this tranche, R & R Consulting Partners, LLC loaned Optimus 1.3 million shares of common stock. This tranche closed on October 13, 2009, and the Company received proceeds of approximately $3.0 million, less the fees due on the entire financing commitment of $800,000. On November 5, 2009, the Company closed the second tranche of this financing, issuing 166 shares of Preferred Stock, for a tranche amount of approximately $1.7 million at a conversion price of $1.60 per share of common stock. In support of this tranche, R & R Consulting Partners, LLC loaned Optimus approximately 1.4 million shares of common stock. There was no beneficial conversion feature on the Preferred Stock as the stock prices were greater than the conversion prices on the dates of issuance.
As of December 31, 2009, the Preferred Stock and related accrued dividends are convertible into approximately 2.0 million shares of common stock. As of December 31, 2009 the total amount of common stock the Preferred Stock and dividends are convertible into over the life of the Preferred Stock is 2.9 million shares.
6 Stockholder’s Equity
Stock Option Plans
In April 2002, the Company’s Board of Directors approved the VeriChip Corporation 2002 Flexible Stock Plan (the “VeriChip 2002 Plan”). Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 2.0 million. As of December 31, 2009, approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan, and 0.3 million of the options or shares granted were outstanding as of December 31, 2009. All the outstanding options are fully vested and do not expire until seven to nine years from the vesting date. As of December 31, 2009, no SARs have been granted and 58,000 shares may still be granted under the VeriChip 2002 Plan.
On April 27, 2005, the Company’s board of directors approved the VeriChip Corporation 2005 Flexible Stock Plan (the “VeriChip 2005 Plan”). Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of December 31, 2009, approximately 0.3 million options have been granted under the VeriChip 2005 Plan. All of the options are fully vested and do not expire until nine years from the vesting date. As of December 31, 2009, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, or the VeriChip 2007 Plan, which was amended and restated on December 16, 2008. Under the VeriChip 2007 Plan, the number of shares for which options, restricted shares, SARs or performance shares may be granted is 3.0 million. As of December 31, 2009, approximately 2.7 million options and shares have been granted under the VeriChip 2007 Plan. As of December 31, 2009, no SARs have been granted and 0.3 million shares may be granted under the VeriChip 2007 Plan.
On November 10, 2009, the Company adopted the VeriChip 2009 Stock Incentive Plan, or the VeriChip 2009 Plan. Under the VeriChip 2009 Plan, the number of shares for which options, SARs or performance shares may be granted is 5.0 million. As of December 31, 2009, approximately 2.0 million options and shares have been granted under the VeriChip 2009 Plan. As of December 31, 2009, no SARs have been granted and 3.0 million shares may be granted under the VeriChip 2009 Plan.
In addition, as of December 31, 2009, options exercisable for approximately 0.4 million shares of the Company’s common stock have been granted outside of the Company’s plans, and 0.3 million of the options or shares granted were outstanding as of December 31, 2009. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.
At the effective time of the Merger, the Company assumed all of Steel Vault’s obligations under the SysComm International Corporation 2001 Flexible Stock Plan, as amended and restated, and each option outstanding thereunder, provided that the obligation to issue shares of the Company’s stock, as adjusted to reflect the exchange ratio set forth in the merger agreement, was substituted for the obligation to issue shares of Steel Vault common stock.
On November 10, 2009, pursuant to the Steel Vault Merger, approximately 6.7 million outstanding Steel Vault options were converted into 3.3 million PositiveID options. These options were granted at exercise prices ranging from $0.36 to $2.00 per share, are fully vested and are exercisable for a period up to ten years from the vest date.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
A summary of stock options for 2009 and 2008 is as follows:

	2009		2008
		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price
Outstanding on January 1	1,225	$4.52	1,963	$3.26
Granted(1)	3,349	0.58	195	0.58
Exercised	(138)	0.44	(844)	0.54
Cancelled and forfeited	(221)	0.56	(89)	5.88

Outstanding on December 31(2)	4,215	1.73	1,225	4.52

Exercisable on December 31	4,102	$1.77	1,055	5.24

Shares available on December 31 for options that may be granted	3,312		2,023

(1)	Options granted to former option holders of Steel Vault pursuant to the Merger. The total compensation expense associated with the options granted in 2009 and 2008 was nil and approximately $21,000, respectively. As of December 31, 2009 and 2008, the remaining amount of the compensation expense to be recorded over the remaining vesting period of the options was approximately nil and $31,000, respectively.

(2)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of the Company’s common stock was estimated to be $1.10 and $0.37 at December 31, 2009 and 2008, respectively, based upon its closing price on the NASDAQ. As of December 31, 2009 and 2008, the intrinsic value for all options outstanding was approximately $1.9 million and $34,000, respectively.
The following table summarizes information about stock options at December 31, 2009 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 to $0.36	1,075	8.72	$0.36	1,075	$0.36
$0.37 to $0.62	1,557	4.66	0.49	1,444	5.59
$0.68 to $1.99	631	2.53	0.83	631	0.83
$2.00 to $5.75	523	4.74	4.39	523	4.39
Above $5.75	429	4.09	7.78	429	7.78

	4,215	5.90	$1.73	4,102	$1.77

Vested options	4,102	5.23	$1.77

The weighted average per share fair value of grants made in 2009 and 2008 for the Company’s incentive plans were $1.19 and $0.22, respectively.
A summary of restricted stock outstanding as of December 31, 2009 and 2008 and changes during the years then ended is presented below:

	2009	2008
Unvested at January 1	—	600
Issued	4,395	700
Vested	(203)	(1,250)
Forfeited or Expired	—	(50)

Unvested at December 31	4,192	—

There are inherent uncertainties in making estimates about forecasts of future operating results and identifying comparable companies and transactions that may be indicative of the fair value of the Company’s securities. The Company believes that the estimates of the fair value of its common stock at each option grant date were reasonable under the circumstances.

POSITIVEID CORPORATION
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
The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2009	2008

Expected dividend yield	—	—
Expected stock price volatility	100%	35%
Risk-free interest rate	0.36%	1.79-3.44%
Expected term (in years)	1.0	6.0
Warrants
On November 10, 2009, pursuant to the Steel Vault merger, all outstanding Steel Vault warrants were converted into approximately 0.5 million Company warrants. These warrants were granted at exercise prices ranging from $0.60 to $1.16 per share, are fully vested and are exercisable for a period from five to ten years from the vest date. The expiration of 0.2 million warrants is in December 2010 and the expiration of 0.3 million warrants is in 2014.
Share-Based Compensation
Share-based compensation expense is recognized using the fair-value based method for all awards granted. Compensation expense for awards granted is recognized over the requisite service period based on the grant-date fair value of those options.
Forfeitures are estimated at the time of grant and require the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
During 2009 and 2008, compensation expense of nil and $21,000, respectively, was recorded from nil and 0.2 million options granted to employees in 2009 and 2008, respectively.
In December 2006, the Company issued 0.5 million shares of its restricted common stock to Mr. Silverman, its then chairman and chief executive officer, who has since been reappointed as chairman and chief executive officer, which shares were subject to forfeiture in the event that Mr. Silverman terminated his employment or the Company terminated his employment for cause on or before December 31, 2008. As a result of a separation agreement entered into between the Company and Mr. Silverman, dated May 15, 2008 (the “Silverman Separation Agreement”), Mr. Silverman’s restricted stock vested on the closing of the sale of Xmark. The Company determined the value of the stock to be $4.5 million based on the estimated value of its common stock on the date of grant. The value of the restricted stock was being amortized as compensation expense over the vesting period. As a result of the sale of Xmark on July 18, 2008, a charge of $2.2 million was recorded for the remaining unvested cost of these restricted shares. The Company recorded compensation expense of approximately $2.3 million in 2008 associated with the restricted stock.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
In March 2007, the Company issued 0.1 million shares of its restricted common stock to two officers, which shares were to vest on March 2, 2009, but instead vested upon the closing of the Xmark transaction. The Company determined the value of the stock to be $0.6 million based on the value of its common stock of $5.75 per share on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.2 million in 2008 associated with this restricted stock.
In January, February, and May 2008, the Company issued 0.7 million shares of its restricted common stock to certain employees and members of the board of directors. One grant of 50,000 shares of restricted stock was forfeited in April 2008 and the remaining balance of the restricted stock fully vested upon the closing of the Xmark transaction. The Company determined the value of the stock to be $1.4 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. As a result of the sale of Xmark on July 18, 2008, the remaining unvested cost of these restricted shares was recorded in July 2008. The Company recorded compensation expense of approximately $1.4 million in 2008 associated with this restricted stock.
As a result of the sale of Xmark on July 18, 2008, the vesting of the options and restricted shares was accelerated. Therefore, compensation expense related to the acceleration of the vesting for the total remaining unvested balance of $3.2 million was recorded in July 2008.
In December 2008, the Company authorized the grant of 1.1 million shares of its restricted common stock to its chairman and acting chief financial officer under letter agreements. These shares fully vested on January 1, 2010. The Company recorded compensation expense of approximately $0.5 million and nil in 2009 and 2008, respectively, associated with this restricted stock.
In December 2008, the Company authorized the grant of 0.4 million shares of its restricted common stock to members of the board of directors. The Company determined the value of the stock to be $0.1 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.1 million and nil in 2009 and 2008, respectively, associated with this restricted stock.
In December 2008, the Company issued options exercisable for approximately 140,000 shares of common stock; 100,000 to employees and 40,000 to a consultant.
The Company determined the fair value of the 100,000 employee options to be $18,000 on the date of grant based on an estimate of the fair value using the Black-Scholes valuation model as described above. The fair value of the grant is being recognized as compensation expense over the vesting period. Accordingly, the compensation expense recorded in connection with these options for the years ended December 31, 2009 and 2008 was $6,000 and nil, respectively.
The Company recorded compensation expense associated with the 40,000 options to the consultant using the variable accounting method which requires the Company to re-measure the compensation expense associated with these options at the end of each reporting period until the options are vested. Compensation expense recorded in connection with these options for the years ended December 31, 2009 and 2008 was $10 thousand and nil, respectively.
In August 2009, the Company authorized the grant of 50,000 shares of its restricted common stock to members of the Board of Directors. The Company determined the value of the stock to be $25,000 based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $24,000 in 2009 associated with this restricted stock.
In September and October 2009, the Company authorized the grant of approximately 0.4 million shares of its restricted common stock to a research and development consultant. The Company recorded compensation expense associated with the restricted stock using the variable accounting method that requires the Company to re-measure the compensation expense associated with the restricted stock at the end of each reporting period until the restricted stock are vested. Compensation expense recorded in connection with the restricted stock for the year ended December 31, 2009 was $0.2 million.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
In November and December 2009, the Company authorized the grant of restricted stock for approximately 475,000 shares of common stock: 50,000 to an employee and 425,000 to various consultants.
The Company determined the fair value of the 50,000 shares issued to the employee to be approximately $83,000 based on the closing price of the Company’s common stock on the date of grant. The fair value of the grant will be recognized as compensation expense over the vesting period. Accordingly, the Company recognized $13,000 in compensation expense for the year ended December 31, 2009 in connection with this grant.
The Company recorded compensation expense associated with the 425,000 shares issued to the various consultants using the variable accounting method that requires the Company to re-measure the compensation expense associated with these shares at the end of each reporting period until the shares are vested. Compensation expense recorded in connection with the shares for the year ended December 31, 2009 was $300,000.
In November 2009, the Company authorized the grant of 2.0 million shares of its restricted common stock to its executive officers which vest on a pro-rata basis through 2012. The Company determined the value of the stock to be $3.3 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $0.3 million in 2009 associated with this restricted stock.
7 Selling, general and administrative expense

	Years Ended
	December 31,
	2009	2008
Salaries and benefits (1)	$2,058	$14,567
Legal and accounting	1,536	2,226
Sales and marketing	716	1,424
Consulting	432	255
Insurance	192	217
Travel and entertainment	140	280
Depreciation and amortization	29	52
Other	650	754

	$5,753	$19,775

(1)	Included in salaries and benefits is $1.4 million and $5.0 million of share-based compensation expense for the years 2009 and 2008, respectively, associated with stock compensation (includes stock options and restricted stock). See Note 6 to the Consolidated Financial Statements.
8 Income Taxes
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
The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2009	2008
Deferred tax assets (liabilities):
Accrued expenses and reserves	$290	$228
Stock-based compensation	4,349	4,162
Property and equipment	(11)	12
Net operating loss carryforwards	17,933	11,362

Gross deferred tax assets	22,561	15,764
Valuation allowance	(22,561)	(15,764)

Net deferred taxes	$—	$—

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
The valuation allowance for U.S. deferred tax assets increased by approximately $7.0 million and $3.4 million in 2009 and 2008, respectively, due mainly to the generation of U.S. net operating losses and the acquisition of Steel Vault net operating losses. The valuation allowance at December 31, 2009 and 2008, has primarily been provided for net U.S. deferred tax assets.
The amortization or impairment of intangible assets related to the Steel Vault acquisition is not deductible for income tax purposes.
Loss before provision for income taxes consists of domestic operations.
The provision or (benefit) for income taxes consists of:

	Years Ended
	December 31,
	2009	2008
Current:
United States	$—	$—
Canada	—	233

Current income tax provision	—	233

	2009	2008
Deferred:
United States	$—	$—
Canada	—	—

Deferred income tax benefit	—	—

	$—	$233

Income tax provision or (benefit) is included in the financial statements as follows:

	2009	2008

Continuing operations	$—	$—
Discontinued operations	—	233

	$—	233

The difference between the effective rate reflected in the provision for income taxes on loss before taxes from continuing operations and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2009	2008
	%	%
Statutory tax benefit	(34)	(34)
State income taxes, net of federal effects	(6)	(6)
Permanent tax basis difference in stock of subsidiary (permanent difference)	(12)	(12)
Write-down in Investment in Steel Vault (permanent difference)	28	—
Net operating losses of acquired subsidiary	(34)	—
Change in deferred tax asset valuation allowance	58	52

	—	—

Based upon the change of ownership rules under IRC Section 382, the Company experienced a change of ownership in December 2007 exceeding the 50% limitation threshold imposed by IRC Section 382. The Company experienced a subsequent change in ownership during November 2008. The acquired net operating losses of Steel Vault are subject to a similar limitation under IRC Section 382. As a result the Company’s future utilization of its net operating loss carryforwards may be significantly limited as to the amount of use in any particular year, and consequently may be subject to expiration.
On December 31, 2009, the Company had U.S. federal net operating loss carry forwards of approximately $44.8 million (including approximately $9.8 million from Steel Vault through the date of the Merger) for income tax purposes that expire in various amounts through 2029. The net operating losses were allocated in accordance with Treasury Regulation § 1.1502-21T(b)(2)(iv), at the point that the Company ceased to be a part of the consolidated tax return of Digital Angel.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
The Company files consolidated tax returns in the United States federal jurisdiction and in the various states in which it does business. In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before December 31, 2006.
In January 2010 the Company received a notice from the Canadian Revenue Agency (CRA), that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. The Company plans to comply with all CRA information requests. This review will cover all periods that Xmark was owned by PositiveID.
9 Commitments and Contingencies
Employment Contract
Effective December 5, 2006, the Company and Mr. Silverman entered into the PositiveID Corporation Employment and Non-Compete Agreement (the “PositiveID Employment Agreement”). The PositiveID Employment Agreement was to terminates five years from the effective date. The PositiveID Employment agreement provided for an annual base salary of $420,000 with minimum annual increases for the first two years of 10% of the base salary and a discretionary annual increase thereafter. Mr. Silverman was also entitled to a discretionary annual bonus and other fringe benefits. In addition, the PositiveID Employment Agreement provided for the grant of 500,000 shares of restricted stock of the Company. The Company was required to register the shares as soon as practicable. The stock was restricted and was accordingly subject to substantial risk of forfeiture in the event that Mr. Silverman terminated his employment or the Company terminated his employment for cause on or before December 31, 2008. If Mr. Silverman’s employment was terminated prior to the expiration of the term of the PositiveID Employment Agreement, certain significant payments became due to Mr. Silverman. The amount of such significant payments depended on the nature of the termination. In addition, the PositiveID Employment Agreement contained a change of control provision that provided for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control, or the number of years that were completed commencing on the effective date of the agreement and ending on the date of the change of control if less than three calendar years. Any outstanding stock options held by Mr. Silverman as of the date of his termination or a change of control became vested and exercisable as of such date, and remained exercisable during the remaining life of the option. All severance and change of control payments made in connection with the PositiveID Employment Agreement were to be paid in cash, except for termination due to Mr. Silverman’s total disability, death, a constructive termination, or termination without cause, which could be paid in shares of the Company’s common stock, subject to necessary approvals, or in cash, at Mr. Silverman’s option.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
In connection with the Xmark transaction, on May 15, 2008, the Company and Mr. Silverman entered into a separation agreement (the “Silverman Separation Agreement”), which provided that upon the closing of the Xmark transaction, Mr. Silverman’s employment would be terminated, as would the PositiveID Employment Agreement.
In connection with the Silverman Separation Agreement, in July 2008, Mr. Silverman received a payment in the amount of approximately $4.3 million from the Company in full and final satisfaction of the amounts due to him pursuant to the terms of the PositiveID Employment Agreement. Mr. Silverman also received a bonus payment for the completion of the Xmark transaction in the amount of $1.2 million.
On December 31, 2008, the Company and Mr. Silverman entered into a letter agreement, pursuant to which Mr. Silverman would serve as the Company’s chairman from December 1, 2008 through December 31, 2009, unless the term was amended or the letter agreement was terminated. The terms and conditions were agreed on December 26, 2008, which is the accounting grant date. The letter agreement also provided for the termination of certain provisions of the Silverman Separation Agreement. Under the letter agreement, Mr. Silverman received 601,852 shares of the Company’s common stock, which would not be issued until the later to occur of (i) stockholder approval of the amendment and restatement of the PositiveID 2007 Plan (the “Amended Plan”), or (ii) the filing of the Form S-8, as amended, to reflect the Amended Plan, which was the later to occur on February 17, 2009 (hereinafter, the “Grant Date”). The shares would vest upon the earlier to occur of (i) January 1, 2010 or (ii) a Change in Control (as defined in the Amended Plan). The shares were subject to forfeiture in the event that Mr. Silverman failed to remain involved in the day-to-day management of the Company (as determined by its board of directors) until the earlier to occur of (i) January 1, 2010 or (ii) a Change in Control (as defined in the Amended Plan). The 601,852 shares vested on January 1, 2010.
In connection with the Xmark Transaction, on May 15, 2008, the Company entered into a letter agreement with Mr. Caragol, which affirmed that the Company desired to retain Mr. Caragol as its president and chief financial officer following the closing of the Xmark Transaction, confirmed that Mr. Caragol’s base salary would remain at $203,500 per year, and outlined the bonus compensation for which Mr. Caragol would be eligible.
On December 31, 2008, the Company and Mr. Caragol entered into a letter agreement pursuant to which, effective January 1, 2009, Mr. Caragol served as its acting chief financial officer. That letter agreement was amended and restated on March 27, 2009, which provided that unless the term was amended or the letter agreement was terminated, the letter agreement was in effect until January 1, 2010. Mr. Caragol ceased receiving salary and health benefits on January 1, 2009. Compensation due to Mr. Caragol under the letter agreement was in the form of 518,519 shares of restricted common stock. The grant of the shares took place on the Grant Date. The shares vested according to the following schedule: (i) 20% vested on the Grant Date; and (ii) 80% vested on January 1, 2010. However, in the event of a Change in Control and if Mr. Caragol was terminated without cause (as defined below), the shares would immediately vest. The shares were subject to forfeiture in the event Mr. Caragol failed to remain involved in the day-to-day management of the Company (as determined by the Board of Directors) or if he was terminated for cause, which is defined as (i) Mr. Caragol’s conviction of a felony; (ii) Mr. Caragol’s being prevented from providing services to us under the letter agreement as a result of Mr. Caragol’s violation of any law, regulation and/or rule; or (iii) Mr. Caragol’s non-performance or non-observance in any material respect of any requirement with respect to Mr. Caragol’s obligations under the letter agreement.
Legal proceedings
The Company is a party to certain legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company’s business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against us relating to the Company or to the Company’s intellectual property rights and intellectual property licenses could have a material adverse effect on the Company’s business, financial condition and operating results.

POSITIVEID CORPORATION
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
On March 3, 2009, the Company entered into a settlement agreement and general release related to the Artigliere lawsuit. Under the settlement agreement, the Company agreed, among other things, to issue approximately 510,000 shares of its common stock to Mr. Artigliere or his designees valued at $250,000. Additionally, the Company’s obligation under the settlement agreement includes a cash payment to Mr. Artigliere of $275,000. The Company previously accrued $0.2 million in conjunction with this matter at December 31, 2008. The settlement agreement also contains a confidentiality clause, which if breached could give the Company the ability to reclaim amounts from Plaintiff.
10 Related Party Transactions
Blue Moon
As of March 5, 2010, Mr. Silverman beneficially owned 46.9% of PositiveID’s outstanding common stock, including the 1,035,000 shares that are directly owned by Blue Moon Energy Partners, LLC (“Blue Moon”) and 4,755,556 directly owned by R & R Consulting Partners, LLC. Mr. Silverman, the Company’s chief executive officer and chairman of the board, is a manager and controls a member of Blue Moon (i.e., R & R Consulting Partners, LLC). William J. Caragol, the Company’s president, chief financial officer and member of the board, is a manager and member of Blue Moon.
Sublease with Digital Angel
On October 8, 2008, Steel Vault entered into a sublease with Digital Angel, the Company’s former parent, for its corporate headquarters located in Delray Beach, Florida, consisting approximately 7,911 feet of office space, which space the Company shares with Steel Vault. The rent for the entire twenty-one-month term of the sublease is $158,000, which was paid in one lump sum upon execution of the sublease. The Company reimbursed Steel Vault for one-half of the sublease payment, representing the Company’s share of the total cost of the sublease. In addition, in order to account for certain shared services and resources, the Company and Steel Vault operated under a shared services agreement, through the time of the merger, in connection with which Steel Vault paid us $8,000 a month. The expense recorded related to the shared services agreement was approximately $0.1 million in 2009.
Asset Purchase Agreement with Digital Angel
On November 12, 2008, the Company entered into the APA with Digital Angel. The terms of the APA included the sale to the Company of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. The Company also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to the Company’s VeriMed Health Link business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. The Company paid Digital Angel $500,000 at the closing of the APA, which was recorded to research and development expense for the year ended December 31, 2008. Pursuant to the APA, the supply agreement discussed above was terminated.
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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
Pledge Agreement of Digital Angel
On August 24, 2006, Digital Angel pledged 65% of its ownership in the Company’s common stock to its lender under the terms of a note and pledge agreement. The note is due in February 2010. This note replaced a previous note issued by Digital Angel, which was due in June 2007. On August 31, 2007 and October 2, 2008, Digital Angel pledged 80% and 100%, respectively, of its ownership in the Company’s common stock to its lender under the terms two separate notes entered into with its lender. Each note was due in February 2010.
As a result of Digital Angel’s sale of all of its shares of the Company to R & R Consulting Partners, LLC, on November 12, 2008, Digital Angel’s lender released the shares of the Company owned by Digital Angel from the pledge agreements between Digital Angel and its lender.
11 Discontinued Operations
On July 18, 2008, pursuant to the terms of the stock purchase agreement between the Company and The Stanley Works, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley Canada.
As a result of the sale of Xmark, the financial condition, results of operations and cash flows of Xmark have been reported as discontinued operations in the Company’s financial statements and prior period information has been reclassified accordingly.
The condensed results of operations of the Company’s discontinued operations for the year ended December 31, 2008 (which include the operations of Xmark through July 18, 2008), were comprised of the following:

Year Ended
December 31,
2008

Revenue	$20,002
Cost of sales	8,289

Gross profit	11,713

Selling, general and administrative expenses	9,093
Research and development expenses	2,277
Other (income) expense	(650)
Interest (income) expense	(27)

Income before income taxes	1,020

Provision for income taxes	233

Income from discontinued operations	$787

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
12 Segments
Since the merger with Steel Vault on November 10, 2009, we operate in two business segments: HealthID and ID Security.
HealthID Segment
The Company HealthID segment is currently focused on the development of the glucose-sensing microchip, in conjunction with Receptors. In the field of diabetes management we also acquired, in February 2010, the assets of Easy Check Medical Diagnostics, LLC, including the Easy Check breath analysis system and the iGlucose wireless communication system. All three of these products are currently under development.
The Company also intends to continue the development of the Rapid Flu Detection system, and other health related products, built on the Company’s core intellectual property. The Company’s HealthID segment also includes the VeriMed system, which uses the RFID microchip VeriChip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared the Company’s VeriMed Health Link system for use in medical applications in the United States.
ID Security Segment
The Company’s ID Security segment focuses on selling a variety of identity security products and services primarily on a subscription basis through its subsidiary, NationalCreditReport.com. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores.
In the first quarter of 2010, the Company re-launched its Health Link personal health record (“PHR”) business. The Company plans to focus its marketing efforts on partnering with health care providers and exchanges, physician groups, Electronic Medical Record (“EMR”) system vendors, and insurers to use Health Link as a PHR provided to their patients. The Company will also seek to partner with pharmaceutical companies who wish to communicate with its online community through various forms of value added content and advertising.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment income as presented below.
The following is selected segment data as of and for the period ended:

			Total From
	Health	ID	Continuing
	ID	Security	Operations
As of and For the Year Ended December 31, 2009
Revenue	$162	$191	$353
Operating loss	(5,555)	(332)	(5,887)
Loss from continuing operations before income taxes	(1,096)	(10,502)	(11,598)

Total assets of continuing operations	$6,502	$4,470	$10,972
13 Supplementary Cash Flow Information

	Years Ended
	December 31,
	2009	2008
Income taxes paid	$—	$—
Interest paid	—	285

	$—	$285

In the years ended December 31, 2009 and 2008, the Company had the following non-cash investing and financing activities:

	Years Ended
	December 31,
	2009	2008
Non-cash financing and investing activities:
Debt financing costs	$—	$331
Accrued dividend payable	90	—
Issuance of common stock and options for Steel Vault Acquisition	13,134	—

	$13,224	$331

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Stock Purchase Agreement, dated May 15, 2008, between PositiveID Corporation and The Stanley Works (1)

2.2		Voting Agreement, dated May 15, 2008, between Applied Digital Solutions, Inc. and The Stanley Works (1)

2.3		Voting Agreement, dated May 15, 2008, between Scott R. Silverman and The Stanley Works (1)

2.4		Agreement and Plan of Reorganization dated September 4, 2009, among PositiveID Corporation, Steel Vault Corporation, and VeriChip Acquisition Corp. (2)

2.5		Amendment No. 1 to Agreement and Plan of Reorganization, dated October 1, 2009, among PositiveID Corporation, Steel Vault Corporation, and VeriChip Acquisition Corp. (3)

2.6		Asset Purchase Agreement, dated November 12, 2008, among PositiveID Corporation, Digital Angel Corporation and Destron Fearing Corporation (4)

2.7		Voting Agreement, dated November 10, 2009, among Scott R. Silverman, William J. Caragol, Jared Shaw, R & R Consulting Partners LLC and Blue Moon Energy Partners, LLC

3.1		Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009 (5)

3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010

4.1		Form of Specimen Common Stock Certificate

10.1	*	VeriChip Corporation 2002 Flexible Stock Plan, as amended through December 21, 2006 (6)

10.2	*	VeriChip Corporation 2005 Flexible Stock Plan, as amended through December 21, 2006 (6)

10.3	*	VeriChip Corporation 2007 Stock Incentive Plan, as amended and restated (7)

10.4	*	VeriChip Corporation 2009 Stock Incentive Plan (8)

10.5	*	VeriGreen Energy Corporation 2009 Flexible Stock Plan (9)

10.6	*	PositiveID Animal Health Corporation 2010 Flexible Stock Plan

10.7		Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated (19)

10.8	*	Form of Restricted Stock Award Agreement under the 2002/2005 Flexible Stock Plan(6)

10.9	*	Form of Non-Qualified Stock Option Award Agreement under the 2002/2005 Flexible Stock Plan (6)

10.10	*	Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (10)

Exhibit
No.		Description

10.11	*	Form of Stock Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (11)

10.12	*	Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2009 Stock Incentive Plan

10.13	*	Form of Stock Award Agreement under the VeriChip Corporation 2009 Stock Incentive Plan

10.14	*	Form of Restricted Stock Award Agreement under the VeriGreen Energy Corporation 2009 Flexible Stock Plan

10.15	*	Form of Non-Qualified Stock Option Award Agreement under the VeriGreen Energy Corporation 2009 Flexible Stock Plan

10.16	*	Form of Restricted Stock Award Agreement under the PositiveID Animal Health Corporation 2010 Flexible Stock Plan

10.17	*	Form of Non-Qualified Stock Option Award Agreement under PositiveID Animal Health Corporation 2010 Flexible Stock Plan

10.18	*	Form of Restricted Stock Award Agreement under the Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated

10.19	*	Form of Non-Qualified Stock Option Award Agreement under the Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated

10.20		Consulting Agreement dated as of August 8, 2007 between PositiveID Corporation and Randolph K. Geissler (10)

10.21	*	Separation Agreement, dated May 15, 2008, between PositiveID Corporation and Scott R. Silverman (1)

10.22	*	Amendment to Separation Agreement, dated July 9, 2008, between PositiveID Corporation and Scott R. Silverman (12)

10.23	*	Letter Agreement, dated December 31, 2008, between PositiveID Corporation and Scott R. Silverman (13)

10.24	*	Letter Agreement, dated May 15, 2008, between PositiveID Corporation and William J. Caragol (1)

10.25	*	Letter Agreement, dated December 31, 2008, between PositiveID Corporation and William J. Caragol (13)

10.26	*	Letter Agreement, dated March 27, 2009, between PositiveID Corporation and William J. Caragol (14)

10.27		Letter Agreement, dated May 15, 2008, between PositiveID Corporation and Digital Angel Corporation (1)

10.28	†	Amended and Restated Supply, License and Development Agreement dated as of December 27, 2005 between PositiveID Corporation and Digital Angel Corporation (15)

Exhibit
No.		Description

10.29	†	First Amendment to Amended and Restated Supply, License and Development Agreement dated as of May 9, 2007 between the Registrant and Digital Angel Corporation. (16)

10.30		Guarantee, dated May 15, 2008, between Digital Angel Corporation and The Stanley Works (1)

10.31
Settlement Agreement and General Release, dated March 3, 2009, among PositiveID Corporation, Jerome C. Artigliere, Clark & Martino, P.A., Baker & Hostetler, LLP, Digital Angel Corporation, Scott Silverman, Michael Krawitz and Kevin McLaughlin (9)

10.32	†	Development and Supply Agreement, dated March 17, 2009, between PositiveID Corporation and Medical Components, Inc. (9)

10.33		Secured Convertible Promissory Note, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (17)

10.34		Common Stock Purchase Warrant, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (17)

10.35		Convertible Note and Warrant Subscription Agreement, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (17)

10.36		Security Agreement, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (17)

10.37		Security Agreement, dated June 4, 2009, between National Credit Report.com, LLC and PositiveID Corporation (17)

10.38		Subordination and Intercreditor Agreement, dated June 4, 2009, between Blue Moon Energy Partners LLC and PositiveID Corporation (17)

10.39		Common Stock Purchase Warrant, dated June 4, 2009, between Steel Vault Corporation and William J. Caragol (17)

10.40		Guaranty of Collection, dated June 4, 2009, among Steel Vault Corporation, William J. Caragol and PositiveID Corporation (17)

10.41		Secured Convertible Promissory Note, dated March 20, 2009, between Steel Vault Corporation and Blue Moon Energy Partners LLC

10.42		Security Agreement, dated March 20, 2009, between Steel Vault Corporation and Blue Moon Energy Partners LLC

10.43		Warrant to Purchase Common Stock of Steel Vault Corporation, dated March 20, 2009, given to Blue Moon Energy Partners LLC

10.44		License Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC (5)

10.45		Development/Master Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC (5)

10.46		Convertible Preferred Stock Purchase Agreement, dated September 29, 2009, between PositiveID Corporation and Optimus Capital Partners, LLC (18)

Exhibit
No.	Description

10.47	License Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC (5)

10.48	Development/Master Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC (5)

10.49	Amended and Restated License Agreement, dated February 26, 2010, between PositiveID Corporation and Receptors LLC

10.50	Amended and Restated Development/Master Agreement, dated February 26, 2010, between PositiveID Corporation and Receptors LLC

21.1	List of Subsidiaries of PositiveID Corporation

23.1	Consent of Eisner LLP

31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

31.2	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on May 16, 2008.

(2)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on September 8, 2009.

(3)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on October 1, 2009.

(4)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on November 14, 2008.

(5)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009.

(6)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on April 2, 2007.

(7)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on February 12, 2009.

(8)	Incorporated by reference to the Registration Statement on Form S-8 previously filed by PositiveID Corporation on November 12, 2009 (Registration No. 333-163066).

(9)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on May 14, 2009.

(10)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on August 8, 2007.

(11)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on November 8, 2007.

(12)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on August 14, 2008.

(13)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on January 6, 2009.

(14)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on March 30, 2009.

(15)	Incorporated by reference to the Registration Statement on Form S-1 previously filed by PositiveID Corporation on December 29, 2005 (Registration No. 333-130754).

(16)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on May 15, 2007.

(17)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on August 13, 2009

(18)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on September 29, 2009.

(19)	Incorporated by reference to the Post Effective Amendment No. 1 on Form S-8 to Form S-4 previously filed by PositiveID Corporation on November 12, 2009 (Registration No. 333-161991).

*	Management contract or compensatory plan.

†	Confidential treatment has been obtained with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.