Form 10-Q
period 2010-03-31
POSITIVEID Corp
filed 2010-05-06
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on April 30, 2010 is as follows:

Class	Number of Shares

Common Stock: $0.01 Par Value	26,105,071

POSITIVEID CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
POSITIVEID CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data and par value)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash	$4,911	$6,423
Prepaid expenses and other current assets	261	193

Total Current Assets	5,172	6,616

Equipment, net of accumulated depreciation	133	122
Intangibles	1,212	—
Other assets	34	34
Goodwill	2,450	4,200

	$9,001	$10,972

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$658	$576
Accrued expenses and other current liabilities	804	775
Accrued preferred stock dividend payable	204	90

Total Current Liabilities	1,666	1,441

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares of $.001 par value; 462 shares issued and outstanding at March 31, 2010 and December 31, 2009 (liquidation preference of $4,620 March 31, 2010 and December 31, 2009)	—	—
Common stock, authorized 70,000,000 shares of $.01 par value; issued and outstanding 23,356,908 and 21,840,433 shares at March 31, 2010 and December 31, 2009, respectively	234	218
Additional paid-in capital	64,652	63,018
Accumulated deficit	(57,551)	(53,705)

Total Stockholders’ Equity	7,335	9,531

	$9,001	$10,972

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Revenue	$673	$8
Cost of sales	216	—

Gross profit	457	8

Operating expenses:
Selling, general and administrative	3,780	1,370
Research and development	538	—

Total operating expenses	4,318	1,370

Operating loss	(3,861)	(1,362)

Other income, net	15	12

Net loss	(3,846)	(1,350)
Preferred stock dividend	(114)	—

Net loss attributable to common stockholders	$(3,960)	$(1,350)

Net loss attributable to common shareholders per common share — basic and diluted	$(0.20)	$(0.11)

Weighted average number of shares outstanding — basic and diluted	19,865	12,043
See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
For the Three Months Ended March 31, 2010
(In thousands)
(Unaudited)

							Accumulated
					Additional		Other	Total
	Preferred Shares		Common Shares		Paid-in	Accumulated	Comprehensive	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Loss	Equity

Balance December 31, 2009	462	—	21,840	$218	$63,018	$(53,705)	$—	$9,531
Net loss	—	—	—	—	—	(3,846)	—	(3,846)
Share based compensation	—	—	585	6	1,088	—	—	1,094
Issuance of shares from option exercises	—	—	632	7	312	—	—	319
Accrual of preferred stock dividend	—	—	—	—	(114)	—	—	(114)
Shares issued for the acquisition of Easy Check	—	—	300	3	348	—	—	351

Balance March 31, 2010	462	—	23,357	$234	$64,652	$(57,551)	$—	$7,335

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(3,846)	$(1,350)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	546	8
Share based compensation	1,094	239
Acquisition of in-process research and development	351	—
Gain on sale of fixed asset	—	(1)
Issuance of shares for settlement of litigation	—	250
Non cash interest income	—	(5)
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses and other current assets	(68)	24
Increase (decrease) in accounts payable and accrued expenses	111	(119)
Net cash used in discontinued operations	—	(60)

Net cash used in operating activities	(1,812)	(1,014)

Cash flows from investing activities:
Purchase of equipment	(19)	(9)
Proceeds from sale of equipment	—	5

Net cash used in investing activities	(19)	(4)

Cash flows from financing activities:
Proceeds from exercise of stock options	319	—

Net cash provided by financing activities	319	—

Net decrease in cash	(1,512)	(1,018)
Cash, beginning of period	6,423	3,229

Cash, end of period	$4,911	$2,211

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
1. Business and Basis of Presentation
PositiveID Corporation (the “Company”) is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002 as VeriChip Corporation. On February 14, 2007, the Company completed an initial public offering of its common stock, selling 3,100,000 shares of its common stock at a price of $6.50 per share.
The Company has historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault Corporation (“Steel Vault”), the Company is pursuing its strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security.
The Company’s HealthID segment is focused on the development of the glucose-sensing microchip, with Receptors, LLC. In the field of diabetes management the Company also acquired, in February 2010, the assets of Easy Check Medical Diagnostics, LLC (“Easy Check”), including the Easy Check breath analysis system and the iGlucose™ wireless communication system. The Company issued 300,000 shares of common stock with a fair value of $351,000 as consideration for this transaction. As the development of these projects had not yet reached technological feasibility, the Company recorded the value of this transaction as research and development in the accompanying condensed consolidated statement of operations for the period ended March 31, 2010.
The Company is also continuing the development of the Rapid Flu Detection system, and other health related products, built on the Company’s core intellectual property. The HealthID segment also includes the VeriMed system, which uses an implantable passive RFID microchip (the “VeriChip”) that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the U.S. Food and Drug Administration, or FDA, cleared its VeriMed Health Link system for use in medical applications in the United States.
The Company’s ID Security segment includes its Identity Security suite of products, sold through its NationalCreditReport.com brand and its Health Link personal health record (“PHR”). The Company’s NationalCreditReport.com business was acquired in conjunction with its merger with Steel Vault in November 2009. NationalCreditReport.com offers consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, the Company re-launched its Health Link PHR business. The Company plans to focus its marketing efforts on partnering with health care providers and exchanges, physician groups, Electronic Medical Record (“EMR”) system vendors, and insurers to use Health Link as a PHR provided to their patients. The Company will also seek to partner with pharmaceutical companies who wish to communicate with its online community through various forms of value added content and advertising.
The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2010 and December 31, 2009 (the December 31, 2009 financial information included in this report has been extracted from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009), and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.
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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
The unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Revenue Recognition
The Company’s revenue recognition policy is as follows:
Product Sales
Revenue from product sales are recorded at gross amounts. As the Company is in the initial process of commercializing these systems, the level of distributor or physician returns cannot yet be reasonably estimated. Accordingly, the Company does not recognize revenues until the following criteria are met:
•	a purchase order has been received or a contract has been executed;

•	the product is shipped;

•	title has transferred;

•	the price is fixed or determinable;

•	there are no uncertainties regarding customer acceptance;

•	collection of the sales proceeds is reasonably assured; and

•	the period during which the distributor or physician has a right to return the product has elapsed.
The Company intends to recognize revenue from consignment sales, if any, when all of the criteria listed above have been met and after the receipt of notification of such product sales from the distributor’s customers (e.g., physicians). Once the level of returns can be reasonably estimated, revenues (net of expected returns) will be recognized when all of the criteria above are met for either direct or consignment sales.
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
With respect to the sales of products whose functionality is dependent on services (e.g., database records maintenance), the revenue recognition policy will follow the ultimate arrangements.
ID Security Services
Revenue is recognized when persuasive evidence of an arrangement exists, collectibility of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. A significant portion of the Company’s revenue is derived from the Company’s processing of transactions related to the provision of information services to customers, in which case revenue is recognized, assuming all other revenue recognition criteria are met, when the services are provided. Another portion of the Company’s revenues relate substantially to monthly subscription fee-based credit monitoring contracts under which a customer pays a preset fee for a predetermined or unlimited number of transactions or services provided during the subscription period. Revenue related to subscription fee-based contracts having an unlimited volume is recognized ratably during the contract term.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
If at the outset of an arrangement, the Company determines that collectability is not reasonably assured, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the customer’s acceptance of the Company’s deliverables, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. If at the outset of an arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes estimable, assuming all other revenue recognition criteria have been met.
In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. In accordance with the guidance, the company has elected to early adopt its provisions as of January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.
As discussed above, effective January 1, 2010 the company has adopted on a prospective basis for all new or materially modified arrangements entered into on or after that date the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The amended guidance does not generally change the units of accounting for the company’s revenue transactions. Most of the company’s products and services qualify as separate units of accounting.
To the extent the Company sells products that may consist of multiple deliverables the revenue recognition is subject to specific guidance that deliverable is accounted for in accordance with such specific guidance. A multiple-deliverable arrangement is separated into more than one unit of accounting if the following criteria are met:
•	The delivered item(s) has value to the client on a stand-alone basis; and

•	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the company.
If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If these criteria are met for each element and there is a relative selling price for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price.
Deferred revenue consists of amounts billed in excess of revenue recognized on sales of information services, relating generally to subscription fees.
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
Share-based compensation expense is reflected in the condensed consolidated statement of operations in selling, general and administrative expense and research and development expenses.
Research and Development
Research and development costs are expensed as incurred and consist of development work associated with the Company’s existing and potential products. The Company’s research and development expenses relate primarily to share-based compensation to its project partner Receptors, LLC, payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses.
Loss Per Common Share and Common Share Equivalent
The Company presents basic income (loss) per common share and, if applicable, diluted income (loss) per share, pursuant to the provisions of ASC 260 “Earnings Per Share.” Basic income (loss) per common share is based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. The calculation of diluted income (loss) per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each year or the date issued were convertible at those dates, with preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which average period market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds.
The Company issued two tranches of Series A Preferred Stock (the “Preferred Stock”) of 296 and 166 shares at $10,000 per share in September and October 2009, respectively. The preferred shares are non-voting, non-participating and may be converted into common shares or cash at the Company’s option. The conversion of the preferred shares is determined by a fixed conversion price which was determined upon the closing of the preferred shares, $3.07 and $1.60, respectively. Therefore the two tranches of preferred shares are convertible into approximately 964,000 and 1,037,000 common shares, respectively.
The Company is required to issue an annual dividend on the Preferred Stock payable in Preferred Stock on the anniversary date of the tranche closing. As of March 31, 2010, a preferred dividend with a fair value of $204,000 has been accrued and would be convertible into approximately 86,000 shares of common stock.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
If at the Company’s option, it elects to convert the Preferred Stock into common shares the Company will be required to provide the holders with a specified return as discussed in Note 4 — Financing Agreements. The two tranches would be convertible into a maximum of approximately 2.9 million common shares after the fourth anniversary of the issuances of each tranche.
Had the Company elected to convert all the then outstanding 462 shares of Preferred Stock on March 31, 2010, the preferred holder would have been entitled to 2,702,000 common shares with a fair value of approximately $3,512,000 based upon the closing price of the Company’s common stock on March 31, 2010.
The following were outstanding as of March 31, 2010 and 2009, and were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009

Convertible preferred stock and accrued dividends	2,087	—
Stock options	3,546	1,004
Warrants	454	—
Unvested restricted common stock	2,645	1,417

	8,732	2,421

2. Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances had been eliminated in consolidation.
3. Acquisitions
Merger with Steel Vault
On September 4, 2009, the Company, VeriChip Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and Steel Vault, signed an Agreement and Plan of Reorganization (the “Merger Agreement”), dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). The Merger Agreement provided for the Company’s conversion of each outstanding share of Steel Vault’s common stock into 0.5 shares of common stock of the Company. At the time the Merger Agreement was signed, in September 2009, the value of the transaction was measured at $3.5 million. Such value was validated through independent valuations. At the time the Merger was consummated, the stock price of the Company was $1.71 per share as compared to $0.65 during September 2009 when the merger agreement was executed. As a result, at the effective time of the Merger, in November 2009, the value of the transaction amounted to $13.7 million as compared to approximately $3.5 million at the time the merger agreement was signed in September 2009. The purchase price includes Steel Vault’s approximately 6,696,000 stock options and 908,000 warrants outstanding which were converted into 3,349,000 options and 454,000 warrants to acquire shares of the Company’s common stock at the effective exchange date rate, and which were measured at the fair value using the Black-Scholes model on the Merger completion date.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
Based on an assessment underlying the preliminary purchase price allocation the Company performed as of December 31, 2009, the determination was made that the estimated fair value of Steel Vault was approximately $3.5 million as of December 31, 2009. Accordingly, the Company recognized a charge attributable to the reduced carrying amount of goodwill by approximately $10.2 million. The total purchase price of the business acquired was allocated based on a final valuation as follows:

Cash	$72

Equipment and other assets	142

Trademarks and domain names	500

Subscriber base	1,250

Goodwill	2,450

Current liabilities	(910)

Total	3,504

Charge attributable to adjustment of goodwill	10,170

Total price paid	$13,674

The primary reasons the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill of $2.5 million, were to provide entry into the industry and growth opportunities from new or enhanced product offerings and the acquisition of the existing workforce that are not recognized as assets apart from goodwill. In addition, the Company identified intangible assets for trademarks and domain names of $500,000 with a life of 5 years, and a subscriber base of $1,250,000 with a life of 12 months. Amortization expense of $538,000 was recorded for the three months ended March 31, 2010 associated with the intangible assets.
Easy Check Asset Purchase
On February 11, 2010, the Company purchased the assets of Easy Check, including the Easy Check breath analysis system and the iGlucoseTM wireless communication system. The Company issued 300,000 shares of common stock in connection with the purchase with a fair value of $351,000 based on a stock price of $1.17. The entire purchase price was expensed as in-process research and development as the development of these projects had not yet reached technological feasibility and had no alternative future uses. Easy Check did not have any tangible assets at the time of the purchase.
Proforma
The results of Steel Vault have been included in the condensed consolidated statements of operations since the date of acquisition. Unaudited pro forma results of operations for the three months ended March 31, 2009 are included below. Such pro forma information assumes that the Steel Vault acquisition occurred as of January 1, 2009, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the Company’s results of operations would have been had the Company and Steel Vault been combined entities during such period, nor does it purport to represent results of operations for any future periods.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

Three Months Ended
(In thousands, except per share amounts)	March 31, 2009

Revenue	$66
Net loss attributable to common shareholders	$(2,354)
Net loss attributable to common shareholders per common share — basic and diluted	$(0.19)
4. Financing Agreements
On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus, under which Optimus is committed to purchase up to $10 million of convertible Preferred Stock in one or more tranches. Under the terms of the Purchase Agreement, from time to time and at the Company’s sole discretion, the Company may present Optimus with a notice to purchase such Preferred Stock (the “Notice”).
To facilitate the transactions contemplated by the Purchase Agreement, R & R Consulting Partners, LLC (“R & R”), a company controlled by Scott R. Silverman, the Company’s chairman and chief executive officer, loaned shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R and Optimus. R & R was paid a $100,000 fee in October 2009 plus will be paid 2% interest for the fair value of the loaned shares for entering into the stock loan arrangement. The aggregate amount of shares loaned under any and all Stock Loan Agreements, together with all other shares sold by or on behalf of the Company, cannot exceed one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company in any 12 month period. R & R may demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand may be made if there are any shares of Preferred Stock then outstanding. If a permitted return demand is made, Optimus will return the borrowed shares within three trading days after such demand (or an equal number of freely tradable shares of common stock). Optimus may return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of Company common stock.
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
Dividends and Other Distributions. Commencing on the first anniversary of the date of issuance of any such shares of Preferred Stock, holders of Preferred Stock shall be entitled to receive dividends on each outstanding share of Preferred Stock, which shall accrue in shares of Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends shall be payable annually on the anniversary of the issuance date. No dividend shall be payable with respect to shares of Preferred Stock that are redeemed for cash or converted into shares of common stock prior to the first anniversary of the issuance date with respect to such shares. For the three months ended March 31, 2010, the Company had accrued dividends of $204,000 (approximately $137,000 and $67,000 for the first and second tranche, respectively.).

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
Liquidation. Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company, before any distribution or payment is made to the holders of any other class or series of stock, the holders of Preferred Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Preferred Stock liquidation value, after which any remaining assets of the Company shall be distributed among the holders of the other class or series of stock in accordance with the Company’s Certificates of Designations and Certificate of Incorporation. At March 31, 2010, the liquidation value was $4.6 million.
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
In addition, the Company’s redemption of the Preferred Stock, to the extent such Preferred Stock was not converted into shares of common stock, was mandatory in the event that the Company did not receive stockholder approval for the transactions described in the Purchase Agreement on or before March 31, 2010, which approval was obtained on November 10, 2009.
On September 29, 2009, the Company exercised the first tranche of this financing, to issue 296 shares of Preferred Stock, for a tranche amount of approximately $3.0 million at a conversion price of $3.07 per share of common stock. In support of this tranche, R & R loaned Optimus 1.3 million shares of common stock. This tranche closed on October 13, 2009, and the Company received proceeds of approximately $3.0 million, less the fees due on the entire financing commitment of $800,000. On November 5, 2009, the Company closed the second tranche of this financing, issuing 166 shares of Preferred Stock, for a tranche amount of approximately $1.7 million at a conversion price of $1.60 per share of common stock. In support of this tranche, R & R loaned Optimus approximately 1.4 million shares of common stock. There was no beneficial conversion feature on the Preferred Stock as the stock prices were greater than the conversion prices on the dates of issuance.
As of March 31, 2010, the Preferred Stock and related accrued dividends are convertible into approximately 2.1 million shares of common stock. As of March 31, 2010 the total amount of common stock the Preferred Stock and dividends are convertible into over the life of the Preferred Stock is 2.9 million shares.
5. Stockholders’ Equity
Stock Option Plans
In April 2002, the Company’s Board of Directors approved the VeriChip Corporation 2002 Flexible Stock Plan (the “VeriChip 2002 Plan”). Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 2.0 million. As of March 31, 2010, approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan, and 0.3 million of the options or shares granted were outstanding as of March 31, 2010. All the outstanding options are fully vested and do not expire until seven to nine years from the vesting date. As of March 31, 2010, no SARs have been granted and 30,108 shares may still be granted under the VeriChip 2002 Plan.
On April 27, 2005, the Company’s Board of Directors approved the VeriChip Corporation 2005 Flexible Stock Plan (the “VeriChip 2005 Plan”). Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of March 31, 2010, approximately 0.3 million options have been granted under the VeriChip 2005 Plan. All of the options are fully vested and do not expire until nine years from the vesting date. As of March 31, 2010, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, which was amended and restated on December 16, 2008 (the “VeriChip 2007 Plan”). Under the VeriChip 2007 Plan, the number of shares for which options, restricted shares, SARs or performance shares may be granted is 3.0 million. As of March 31, 2010, approximately 3.0 million options and shares have been granted under the VeriChip 2007 Plan. As of March 31, 2010, no SARs have been granted and 12,962 shares may be granted under the VeriChip 2007 Plan.
On November 10, 2009, the Company adopted the VeriChip 2009 Stock Incentive Plan (the “VeriChip 2009 Plan”). Under the VeriChip 2009 Plan, the number of shares for which options, SARs or performance shares may be granted is 5.0 million. As of March 31, 2010, approximately 2.2 million options and shares have been granted under the VeriChip 2009 Plan. As of March 31, 2010, no SARs have been granted and 2.8 million shares may be granted under the VeriChip 2009 Plan.
In addition, as of March 31, 2010, 0.3 million options and shares of the Company’s common stock have been granted outside of the Company’s plans, and 0.3 million of the options or shares granted were outstanding as of March 31, 2010. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period of up to seven years.
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
On November 10, 2009, pursuant to the Steel Vault Merger, approximately 6.7 million outstanding Steel Vault options were converted into 3.3 million Company options. These options were granted at exercise prices ranging from $0.36 to $2.00 per share, are fully vested and are exercisable for a period up to ten years from the vest date.
A summary of option activity under the Company’s option plans as of March 31, 2010, and changes during the three months then ended is presented below:

		Weighted Average
	Number of	Exercise Price Per
	Options	Share
Outstanding on January 1, 2010	4,215	$1.73
Granted	—	—
Exercised	(632)	0.50
Forfeited	(37)	0.28

Outstanding on March 31, 2010	3,546	1.97

Exercisable on March 31, 2010 (1)	3,440	2.02

Shares available on March 31, 2010 for options and common shares that may be granted	2,809

(1)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $1.30 at March 31, 2010. As of March 31, 2010, the aggregate intrinsic value of all options outstanding was $2 million.
The 632,000 options exercised during the quarter ended March 2010 had a total intrinsic value of $608,000. Cash received from the option exercise was $319,000. There were no options exercised in the quarter ended March 31, 2009.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
The following table summarizes information about stock options at March 31, 2010:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of		Contractual	Price Per		Price Per
Exercise Prices	Shares	Life (years)	Share	Shares	Share
$0.00 to $0.36	833	8.65	$0.36	833	$0.36
$0.37 to $0.62	1,167	5.60	0.47	1,061	0.48
$0.68 to $1.99	594	2.20	0.83	594	0.83
$2.00 to $5.75	523	4.49	4.39	523	4.39
Above $5.75	429	3.84	7.78	429	7.78

	3,546	5.37	1.97	3,440	2.02

A summary of restricted stock outstanding as of March 31, 2010 and 2009 and changes during the three months then ended, respectively, is presented below:

	2010	2009
Unvested at January 1	4,192	1,520
Issued	420	—
Vested	(1,967)	(103)
Forfeited or Expired	—	—

Unvested at March 31	2,645	1,417

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
There were no options granted in the three months ended March 31, 2010 and 2009.
Warrants
On November 10, 2009, pursuant to the Steel Vault Merger, all outstanding Steel Vault warrants were converted into approximately 0.5 million Company warrants. These warrants were granted at exercise prices ranging from $0.60 to $1.16 per share, are fully vested and are exercisable for a period from five to ten years from the vest date. The expiration of 0.2 million warrants is in December 2010, and the expiration of 0.3 million warrants is in 2014.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company recorded an expense, related to share based compensation, of approximately $1.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.
In December 2008, the Company authorized the grant of approximately 519,000 shares of its restricted common stock to Mr. Caragol, its then acting chief financial officer, in lieu of salary. The shares vested according to the following schedule: (i) 20% vested on the grant date, and (ii) 80% vested on January 1, 2010. Compensation expense of approximately nil and $146,000 was recorded in the three months ended March 31, 2010 and 2009, respectively, for these shares.
In December 2008, the Company authorized the grant of approximately 602,000 shares of its restricted common stock to Mr. Silverman, its then executive chairman, in lieu of salary, which vested on January 1, 2010. Compensation expense of approximately nil and $55,000 was recorded in the three months ended March 31, 2010 and 2009, respectively, for these shares.
In December 2008, the Company issued 400,000 shares of its restricted common stock to members of the board of directors, which vested on January 1, 2010. The Company determined the value of the stock to be approximately $100,000 based on the value of its common stock on the date of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately nil and $36,000 in the three months ended March 31, 2010 and 2009, respectively, associated with this restricted stock.
In December 2008, the Company issued options exercisable for approximately 170,000 shares of common stock; 130,000 to employees and 40,000 to a consultant.
The Company determined the fair value of the 130,000 employee options to be $18,000 on the date of grant based on an estimate of the fair value using the Black-Scholes valuation model as described above. The fair value of the grant is being recognized as compensation expense over the vesting period. Accordingly, the compensation expense recorded in connection with these options was approximately $1,500 for the three months ended March 31, 2010 and 2009.
The Company recorded compensation expense associated with the 40,000 options to the consultant using the variable accounting method which requires the Company to re-measure the compensation expense associated with these options at the end of each reporting period until the options are vested. Compensation expense recorded in connection with these options for the three months ended March 31, 2010 and 2009 was approximately $6,000 and $1,000, respectively.
In September and October 2009, the Company authorized the grant of approximately 350,000 shares of its restricted common stock to a research and development partner. The Company recorded research and development expense associated with the restricted stock using the variable accounting method that requires the Company to re-measure the compensation expense associated with the restricted stock at the end of each reporting period until the restricted stock is vested. Compensation expense recorded in connection with the restricted stock for the three months ended March 31, 2010 was approximately $162,000. The shares were fully vested as of March 31, 2010.
In November and December 2009, the Company authorized the grant of restricted stock for approximately 375,000 shares of common stock: 50,000 to an employee and 325,000 to consultants.
The Company determined the fair value of the 50,000 shares issued to the employee to be approximately $83,000 based on the closing price of the Company’s common stock on the date of grant. The fair value of the grant will be recognized as compensation expense over the vesting period. Accordingly, the Company recognized approximately $15,000 in compensation expense for the three months ended March 31, 2010 in connection with this grant.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
The Company recorded compensation expense associated with the 325,000 shares of restricted stock issued to consultants using the variable accounting method that requires the Company to re-measure the compensation expense associated with these shares at the end of each reporting period until the shares are vested. Compensation expense recorded in connection with the shares for the three months ended March 31, 2010 was approximately $59,000.
In November 2009, the Company authorized the grant of 2.0 million shares of its restricted common stock to its executive officers which vest on a pro-rata basis through 2012. The Company determined the value of the stock to be $3.3 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $548,000 in the three months ended March 31, 2010 associated with this restricted stock.
In January 2010, the Company authorized the grant of 50,000 shares of its common stock to a consultant. The Company determined the value of the stock to be approximately $56,000 based on the value of its common stock on the dates of grant and recorded the full amount as compensation expense in the three months ended March 31, 2010.
In January 2010, the Company authorized the grant of 100,000 shares of its common stock to an employee, 50% of which vested immediately and the other 50% of which will vest on July 1, 2010. The Company determined the value of the stock to be approximately $109,000 based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately $78,000 in the three months ended March 31, 2010 associated with this restricted stock.
In January 2010, the Company authorized the grant of 385,000 shares of its common stock to members of its Board of Directors of which 370,000 shares were restricted. The Company determined the value of the stock to be approximately $420,000 based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $98,000 in the three months ended March 31, 2010 associated with this stock.
In February 2010, the Company authorized the grant of 50,000 shares of its common stock to a consultant. The Company determined the value of the stock to be approximately $70,000 based on the value of its common stock on the dates of grant and recorded the full amount as compensation expense in the three months ended March 31, 2010.
6. Income Taxes
The Company had an effective tax rate of nil for the three months ended March 31, 2010 and 2009. The Company incurred losses before taxes for the three months ended March 31, 2010 and 2009. However, it has not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as the Company has determined that a valuation allowance against its net U.S. deferred tax assets was appropriate based primarily on its historical operating results.
In January 2010, the Company received a notice from the Canadian Revenue Agency (CRA), that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. The Company plans to comply with all CRA information requests. This review will cover all periods that the Company owned Xmark.
The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the three months ended March 31, 2010 and 2009, there was no such interest or penalty.
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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
8. Related Party Transactions
Blue Moon
As of April 26, 2010, Mr. Silverman beneficially owned 41.4% of the Company’s outstanding common stock, including the 1,035,000 shares that are directly owned by Blue Moon Energy Partners, LLC (“Blue Moon”) and 4,755,556 directly owned by R & R. Mr. Silverman, the Company’s chief executive officer and chairman of the Board of Directors, is a manager and controls a member of Blue Moon (i.e., R & R). William J. Caragol, the Company’s president, chief financial officer and member of the Board of Directors, is a manager and member of Blue Moon.
Optimus Financing
On September 29, 2009, the Company entered into the Purchase Agreement with Optimus, under which Optimus is committed to purchase up to $10 million of convertible Preferred Stock in one or more tranches. To facilitate the transactions contemplated by the Purchase Agreement, R & R loaned shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R and Optimus. For more information regarding this transaction, see Note 4, “Financing Agreements,” to these condensed consolidated financial statements.
9. Segments
Since the Merger with Steel Vault on November 10, 2009, the Company operates in two business segments: HealthID and ID Security.
HealthID Segment
The Company HealthID segment in conjunction with its development partner, Receptors, LLC, is currently focused on the development of the glucose-sensing microchip. In the field of diabetes management the Company acquired, in February 2010, the assets of Easy Check Medical Diagnostics, LLC, including the Easy Check breath analysis system and the iGlucose wireless communication system. All three of these products are currently under development.
The Company also intends to continue the development of the Rapid Flu Detection system, and other health related products, built on the Company’s core intellectual property. The Company’s HealthID segment also includes the VeriMed system, which uses the RFID microchip VeriChip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by the Company’s scanner. In October 2004, the FDA, cleared the Company’s VeriMed Health Link system for use in medical applications in the United States.
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
In the first quarter of 2010, the Company re-launched its Health Link PHR business. The Company plans to focus its marketing efforts on partnering with health care providers and exchanges, physician groups, EMR system vendors, and insurers to use Health Link as a PHR provided to their patients. The Company will also seek to partner with pharmaceutical companies who wish to communicate with its online community through various forms of value added content and advertising.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment income as presented below.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
The following is selected segment data as of and for the period ended:

			Total From
	Health	ID	Continuing
	ID	Security	Operations
As of and For the Three Months Ended March 31, 2010
Revenue	$75	$598	$673
Operating loss	(2,695)	(1,166)	(3,861)
Loss from continuing operations before income taxes	(2,683)	(1,163)	(3,846)

Total assets of continuing operations	$4,902	$4,099	$9,001

			Total From
	Health	ID	Continuing
	ID	Security	Operations
As of and For the Three Months Ended March 31, 2009
Revenue	$8	$—	$8
Operating loss	(1,362)	—	(1,362)
Loss from continuing operations before income taxes	(1,350)	—	(1,350)

Total assets of continuing operations	$7,046	$—	$7,046
10. Supplementary Cash Flow Information
In the three months ended March 31, 2010 and 2009, the Company had the following non-cash investing and financing activities:

	Three Months Ended
	March 31,
	2010	2009
Non-cash financing and investing activities:
Accrued dividend payable	114	—
Issuance of common stock and options for Easy Check acquisition	351	—
11. Subsequent Events
Development/Master Agreement
On April 22, 2010, the Company amended its Development/Master Agreement with Receptors, LLC in conjunction with Phase II of that development program. The goal of Phase II is to develop a prototype sensing system to sub-type identify the influenza virus, especially H1N1, in a nasal swab or nasal wash sample. As part of this agreement, the Company will pay Receptors LLC $160,000 and issue to it 240,000 shares of Company common stock.
Preferred Stock Purchase Agreement
On April 28, 2010, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Purchase Agreement”) with Socius Capital Group, LLC doing business as Socius Technology Capital Group, LLC (“Socius Technology”) under which Socius Technology is committed to purchase up to $4.2 million in shares of non-convertible Series B Preferred Stock of the Company (the “Preferred Stock”) in one or more tranches (each a “Preferred Tranche”), at $10,000 per share of Preferred Stock. Under the terms of the Preferred Purchase Agreement, from time to time and at the Company’s sole discretion, the Company may present Socius Technology with a notice to purchase such Preferred Stock (the “Preferred Notice”). Socius Technology is obligated to purchase such Preferred Stock on the third trading day after the Preferred Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market, (ii) the representations and warranties of the Company set forth in the Preferred Purchase Agreement are true and correct as if made on each Preferred Tranche date, and (iii) Socius Technology shall have received a commitment fee of $105,000 payable on the first tranche closing date (collectively, the “Closing Conditions”).

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)
Stock Purchase Agreement
On April 28, 2010, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”) under which Socius is committed to purchase in connection with any Preferred Tranche, up to that number of shares of common stock equal in dollar amount to 100% of the applicable Preferred Tranche amount (the “Common Tranche”), at a per share price equal to the average of the individual daily volume weighted average price calculated over the ten trading days preceding the applicable tranche notice of the common stock on the date the Company provides notice of such tranche (the “Investment Price”). Under the Purchase Agreement, the Company has also agreed to issue in connection with any Common Tranche, two-year warrants to purchase shares of Common Stock equal in dollar amount to 35% of the applicable Common Tranche, at an exercise price per share equal to the Investment Price.
Socius may pay the Investment Price for the common stock, at Socius’ option, in cash or a secured promissory note. Socius may pay the warrant exercise price, at Socius’ option, in cash, a secured promissory note, or, if applicable, by cashless exercise. The promissory note bears interest at 2.0% per year calculated on a simple interest basis. The entire principal balance and interest thereon is due and payable on the fourth anniversary of the date of the promissory note, but no payments are due so long as the Company is in default under the Preferred Purchase Agreement or the warrants or if there are any shares of Preferred Stock issued or outstanding. The promissory note is secured by the borrower’s right, title and interest in all outstanding shares of the Company’s common stock and other securities with a fair market value equal to the principal amount of the promissory note. The Company’s right to deliver a tranche notice to Socius pursuant to the Purchase Agreement is subject to the Closing Conditions and also that no purchase would result in Socius and its affiliates beneficially owning more than 9.99% of the common stock. Unless the Company obtains stockholder approval or Socius obtains an opinion of counsel that stockholder approval is not required, Socius may not exercise a warrant if, as a result of such exercise, the aggregate number of shares of common stock issued upon exercise of all warrants it holds plus the aggregate number of shares of common stock issued under the Purchase Agreement would exceed 19.99% of the Company’s common stock outstanding. If at any time, upon the exercise of all warrants issued to Socius, Socius holds more than 19.99% of the Company’s outstanding common stock, the Company will be required to obtain stockholder approval of the transactions with Socius.
Tranche Draw Down
On April 29, 2010, the Company presented Socius Technology with a Preferred Notice to purchase $2.3 million of Preferred Stock in a Preferred Tranche. Upon the closing of the Preferred Tranche, which occurred on May 4, 2010, the Company issued 230 shares of Preferred Stock. In connection with the Preferred Notice, the Company also presented Socius with a notice to purchase $2.3 million of common stock and warrants to purchase 600,746 shares of common stock. The Company issued 1,716,417 shares of common stock at an Investment Price per share of $1.34, paid in the form a secured promissory note, and a warrant to purchase 600,746 shares of common stock to Socius, at an exercise price equal to the Investment Price of $1.34, which warrant Socius exercised on April 29, 2010 and paid in the form of a secured promissory note.
Executive Compensation
On November 12, 2009, our Compensation Committee approved a 2010 executive compensation arrangement for Messrs. Silverman and Caragol whereby beginning January 1, 2010, Mr. Silverman and Mr. Caragol received a base salary of $375,000 and $225,000, respectively. Additionally, the Compensation Committee has the authority to approve a discretionary bonus for 2010, a portion of which is guaranteed, to each of Mr. Silverman and Mr. Caragol based on the following factors: development of the rapid virus sensor project, development of the glucose-sensing microchip project, the financial performance of the business of our wholly-owned subsidiary, National Credit Report.com, strategic acquisitions, the overall financial condition/health of the business, and such other factors as the Compensation Committee deems appropriate in light of any acquisitions or changes in the business. Mr. Silverman may earn a bonus between $200,000 and $600,000, and Mr. Caragol may earn a bonus between $200,000 and $450,000. Mr. Silverman and Mr. Caragol are entitled to Company-paid health insurance, non-allocable expenses of $45,000 and $20,000, respectively, and each are entitled to an automobile allowance and other automobile expenses, including insurance, gasoline and maintenance costs. On May 4, 2010, our Compensation Committee approved a change to the above-referenced compensation arrangement and in lieu of (i) cash salary for the remainder of 2010 for Messrs. Silverman and Caragol and (ii) the minimum cash bonus obligation of $200,000 to each of Messrs. Silverman and Caragol pursuant to the bonus structure set forth above, it approved the issuance of 675,000 shares of the Company’s restricted stock to Mr. Silverman and 525,000 shares of the Company’s restricted stock to Mr. Caragol. These restricted shares were issued under our 2009 Stock Incentive Plan and will vest according to the following schedule: (i) 50% vest on January 1, 2011; and (ii) 50% vest on January 1, 2012. Mr. Silverman’s and Mr. Caragol’s rights and interests in the unvested portion of the restricted stock are subject to forfeiture in the event they resign prior to January 1, 2012 or are terminated for cause prior to January 1, 2012, with said cause being defined as a conviction of a felony or such person being prevented from providing services to us as a result of such person’s violation of any law, regulation and/or rule. The estimated fair value of the aforementioned 1,200,000 shares is approximately $1.7 million and will be expensed ratably over the vesting period.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:
•	we plan to focus our marketing efforts on partnering with heath care providers and exchanges, physician groups, EMR system vendors, and insurers to use Health Link as a PHR provided to their patients;

•	we seek to partner with pharmaceutical companies who wish to communicate with their online community through various forms of value added content and advertising;

•	we intend to recognize revenue from consignment sales, if any, when all of the criteria listed under Note 1, “Revenue Recognition,” in our notes to financial statements have been met and after receipt of notification of such product sales from distributor’s customers;

•	we intend to continue the development of the Rapid Flu Detection system, and other health related products, built on our core intellectual property;

•	based on projects in progress, we expect research and development to increase;

•	we expect the trend of selling, general and administrative expenses to be similar on an annualized basis; and

•	we believe that with the cash we have on hand, we will have sufficient funds available to cover our cash requirements through the next twelve months.
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
Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009 and include:
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
You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2009.
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
In February 2010, we successfully completed Phase I development of our rapid virus detection system, a non-invasive, point-of-care test to test patient samples and identify various forms of influenza within minutes. In Phase I development of the virus detection system, which utilizes PositiveID’s exclusively licensed Receptors’ CARA™ (Combinatorial Artificial Receptor Array) platform, the Company successfully achieved proof-of-concept. CARA support and complementary competitor agents were developed to detect the presence of influenza in a model nasal wash matrix. The fluorescently labeled competitor agents compete for binding to the CARA support surface. When competitor agents are displaced from the CARA surface by virus, a fluorescent signal is produced. Model nasal wash samples that contain influenza are distinguished from samples that do not contain influenza.

In March 2010, we filed with the U.S. Patent and Trademark Office a non-provisional patent application for our iGlucose system, currently under development, which uses wireless SMS messaging to automatically communicate a diabetic patient’s blood glucose levels from any data-capable glucose meter to an online database.
In April, 2010, we amended our Development/Master Agreement with Receptors to document the terms of Phase II development of our rapid virus detection system. We agreed to pay Receptors $160,000 and issue it 240,000 shares of restricted common stock, of which Receptors has registration rights, in exchange for completion of Phase II.
On April 28, 2010, we entered into the Preferred Purchase Agreement with Socius Technology, under which Socius Technology is committed to purchase up to $4.2 million in Preferred Stock, and the Purchase Agreement with Socius, under which Socius is committed to purchase up to $4.2 million in common stock, payable in the form of cash or secured promissory note. Under the Purchase Agreement, we have agreed to issue in connection with any Common Tranche, warrants to purchase shares of our common stock equal in dollar amount to 35% of the applicable Common Tranche, at an exercise price per share equal to the Investment Price. For more information on these transactions, see Note 11, “Subsequent Events,” to our condensed consolidated financial statements.
On April 29, 2010, we presented Socius Technology with a Preferred Notice to purchase $2.3 million of Preferred Stock in a Preferred Tranche. Upon the closing of the Preferred Tranche, which occurred on May 4, 2010, we issued 230 shares of Preferred Stock. In connection with the Preferred Notice, we also presented Socius with a notice to purchase $2.3 million of common stock and warrants to purchase 600,746 shares of common stock. We issued 1,716,417 shares of common stock at an Investment Price per share of $1.34, paid in the form a secured promissory note, and a warrant to purchase 600,746 shares of common stock to Socius, at an exercise price equal to the Investment Price of $1.34, which warrant Socius exercised on April 29, 2010 and paid in the form of a secured promissory note.
Results of Operations
With the acquisition of Steel Vault in November 2009, the Company operates in two key segments: HealthID and ID Security. The following are the segment results for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31, 2010
	HealthID	ID Security	Total

Revenue	$75	$598	673
Cost of sales	45	171	216

Gross Profit	30	427	457

Operating expenses:

Selling, general and administrative	2,187	1,593	3,780
Research and development	538	—	538

Total operating expenses	2,725	1,593	4,318

Operating loss	(2,695)	(1,166)	(3,861)

Interest / other income and (expense), net	12	3	15

Loss from continuing operations	$(2,683)	$(1,163)	(3,846)

	For the Three Months Ended
	March 31, 2009
	HealthID	ID Security	Total

Revenue	$8	$—	8
Cost of sales	—	—	—

Gross Profit	8	—	8

Operating expenses:

Selling, general and administrative	1,370	—	1,370
Research and development	—	—	—

Total operating expenses	1,370	—	1,370

Operating loss	(1,362)	—	(1,362)

Interest / other income and (expense), net	12	—	12

Loss from continuing operations	$(1,350)	$—	(1,350)
HealthID Segment
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Revenue
Revenue was $75,000 for the three months ended March 31, 2010 compared to $8,000 for the three months ended March 31, 2009. The increase in revenue was attributable primarily to the sale of our new 8 millimeter microchips to a medical device partner.
Gross Profit and Gross Profit Margin
Our cost of sales consists of finished goods and inventory valuation charges. The microchips used in our VeriMed system as well as our new 8 millimeter microchips are purchased as finished goods under the terms of our former agreement with Digital Angel Corporation.
We had a gross profit of $30,000 in 2010 compared to a gross profit of $8,000 in 2009. This increase is attributed to the sale of 8-millimeter microchips to a medical device partner.
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
Selling, general and administrative expense increased by $0.8 million to $2.2 million for the three months ended March 31, 2010 compared to $1.4 million for the three months ended March 31, 2009. This increase was primarily a result of the increase in share-based compensation from $0.2 million in the three months ended March 31, 2009 to $1.1 million in the three months ended March 31, 2010.
Selling, general and administrative expense included depreciation and amortization expense of approximately $8,000 for the three months ended March 31, 2010 and 2009.
Research and Development
Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expense was $0.5 million for the three months ended March 31, 2010 compared to nil for the three months ended March 31, 2009. Our research and development costs represent payments to our project partner and acquisition of in process research and development.
ID Security Segment
The ID Security segment reflects the results of National Credit Report.com from the acquisition of Steel Vault on November 10, 2009.
Three Months Ended March 31, 2010

Revenue
Revenue of $0.6 million for the three months ended March 31, 2010 resulted from sales of our identity security products through our National Credit Report.com subsidiary. At March 31, 2010, the Company had approximately 11,000 subscribers for its credit monitoring services compared to approximately 20,000 subscribers at November 10, 2009, the date of the Steel Vault Merger. Annualizing the revenue would not be indicative of the results of the Company due to the upward trend in subscribers.
Gross Profit and Gross Profit Margin
Cost of sales consists primarily of the costs related to purchasing the data, reporting and monitoring services from our supplier in order to provide services to our customers.
We had a gross profit of $0.4 million for the three months ended 2010 from our identity security products through National Credit Report.com. Annualizing gross profit would not be indicative of trend or pattern due to the Company’s upward trend and growth in subscribers.
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of compensation for employees in sales, marketing and operational functions, including finance and accounting. Other significant costs include professional fees for accounting and legal services, and consulting fees.
Selling, general and administrative expense for the three months ended March 31, 2010 was $1.6 million. The Company expects the trend of selling, general and administrative expenses to be similar on an annualized basis.
Liquidity and Capital Resources
As of March 31, 2010, unrestricted cash totaled $4.9 million compared to unrestricted cash of approximately $6.4 million at December 31, 2009.
Cash Flows Used in Operating Activities
Net cash used in operating activities totaled $1.8 million and $1.0 million during the three months ended March 31, 2010 and 2009, respectively. For each of the periods presented, cash was used primarily to fund operating losses, and payments of accounts payable and accrued expenses.
Cash Flows from Investing Activities
Investing activities used cash of $19,000 and $4,000 during the three months ended March 31, 2010 and 2009, respectively, which was used to purchase equipment.
Cash Flows from Financing Activities
Financing activities provided cash of $0.3 million and nil during the three months ended March 31, 2010 and 2009, respectively. In 2010, cash was provided by issuance of common shares from stock option exercises.
Preferred Stock Purchase Agreement
On April 28, 2010, we entered into the Preferred Purchase Agreement with Socius Technology under which Socius Technology is committed to purchase up to $4.2 million in shares of our Preferred Stock in one or more Preferred Tranches, at $10,000 per share of Preferred Stock. Under the terms of the Preferred Purchase Agreement, from time to time and at our sole discretion, we may present Socius Technology with a Preferred Notice. Socius Technology is obligated to purchase such Preferred Stock on the third trading day after the Preferred Notice date, subject to satisfaction of the Closing Conditions.
Stock Purchase Agreement
On April 28, 2010, we entered into the Purchase Agreement with Socius under which Socius is committed to purchase in connection with any Preferred Tranche, the up to that number of shares of common stock equal in dollar amount to the Common Tranche, at a per share price equal to the Investment Price. Under the Purchase Agreement, we also agreed to issue in connection with any Common Tranche, two-year warrants to purchase shares of common stock equal in dollar amount to 35% of the applicable Common Tranche, at an exercise price per share equal to the Investment Price.

Socius may pay the Investment Price for the common stock, at Socius’ option, in cash or a secured promissory note. Socius may pay the warrant exercise price, at Socius’ option, in cash, a secured promissory note, or, if applicable, by cashless exercise. The promissory note bears interest at 2.0% per year calculated on a simple interest basis. The entire principal balance and interest thereon is due and payable on the fourth anniversary of the date of the promissory note, but no payments are due so long as we are in default under the Preferred Purchase Agreement or the warrants or if there are any shares of Preferred Stock issued or outstanding. The promissory note is secured by the borrower’s right, title and interest in all outstanding shares of our common stock and other securities with a fair market value equal to the principal amount of the promissory note. Our right to deliver a tranche notice to Socius pursuant to the Purchase Agreement is subject to the Closing Conditions and also that no purchase would result in Socius and its affiliates beneficially owning more than 9.99% of the common stock. Unless we obtain stockholder approval or Socius obtains an opinion of counsel that stockholder approval is not required, Socius may not exercise a warrant if, as a result of such exercise, the aggregate number of shares of common stock issued upon exercise of all warrants it holds plus the aggregate number of shares of common stock issued under the Purchase Agreement would exceed 19.99% of our common stock outstanding. If at any time, upon the exercise of all warrants issued to Socius, Socius holds more than 19.99% of our outstanding common stock, we will be required to obtain stockholder approval of the transactions with Socius.
Tranche Draw Down
On April 29, 2010, we presented Socius Technology with a Preferred Notice to purchase $2.3 million of Preferred Stock in a Preferred Tranche. Upon the closing of the Preferred Tranche, which occurred on May 4, 2010, we issued 230 shares of Preferred Stock. In connection with the Preferred Notice, we also presented Socius with a notice to purchase $2.3 million of common stock and warrants to purchase 600,746 shares of common stock. We issued 1,716,417 shares of common stock at an Investment Price per share of $1.34, paid in the form a secured promissory note, and a warrant to purchase 600,746 shares of common stock to Socius, at an exercise price equal to the Investment Price of $1.34, which warrant Socius exercised on April 29, 2010 and paid in the form of a secured promissory note.
Financial Condition
As of March 31, 2010, we had working capital of approximately $3.5 million and an accumulated deficit of $57.6 million compared to a working capital of approximately $5.2 million and an accumulated deficit of approximately $53.7 million as of December 31, 2009. The decrease in working capital was primarily due to operating losses, described above.
We believe that with the cash we have on hand, we will have sufficient funds available to cover our cash requirements through the next twelve months.
Impact of Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standard Board (“FASB”) issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.
In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2010. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2010 based on the disclosure controls evaluation.
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
Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The information set forth in Note 7 to the Condensed Financial Statements in Part I, Item I of this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors.
Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 includes a detailed discussion of other risk factors that could materially affect our business, financial condition or future results.
There can be no assurance that we will receive any proceeds from the sale of the shares or the exercise of warrants since both can be paid for at Socius’ option by a secured promissory note.
Under the terms of the Purchase Agreement, Socius may pay for the shares and the exercise of the warrants by issuing to us a secured promissory note. Therefore, it is possible that we will not receive any proceeds from the sale of the shares or exercise of the warrants. Further, we have the right to redeem the Preferred Stock issued to Socius Technology by offset of the secured promissory notes we receive from Socius as payment for the shares issued under the Purchase Agreement or upon exercise of the warrants. Therefore, it is possible that we will not receive cash proceeds upon maturity of the secured promissory notes that we receive from Socius.
Sales of shares to Socius pursuant to the Purchase Agreement and the resale of such shares by Socius may result in declines in the price of our common stock.
The shares of common stock Socius purchases under the Purchase Agreement are freely tradable and Socius may promptly sell the shares we issue to them under the Purchase Agreement in the public markets. Such sales, and the potential for such sales, could cause the market price of our shares to decline significantly. To the extent of any such decline, any subsequent draw downs that we request under the Purchase Agreement would require the issuance of a greater number of shares to Socius. This may result in significant dilution to our stockholders.
Future sales of common stock by our existing stockholders may cause our stock price to fall.
The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of April 30, 2010, we had 26,105,071 shares of common stock outstanding (which includes 2,955,160 unvested shares of restricted stock granted to our employees), and we had warrants to purchase 454,000 shares of common stock and options to purchase 3,606,491 shares of common stock outstanding. All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates. Scott R. Silverman, our chairman and chief executive officer, William J. Caragol, our president and chief financial officer, R & R Consulting Partners, LLC, a holding company owned and controlled by Mr. Silverman, and Blue Moon Energy Partners, LLC, a company for which Mr. Silverman is a manager and controls a member (i.e., R & R Consulting Partners, LLC) and for which Mr. Caragol is a manager and member, have entered into lock-up agreements pursuant to which they cannot sell any of our securities for thirty days following the date we provide a tranche notice to Socius.
Our stockholders may be diluted by our future issuance of common stock to Socius and the exercise of warrants to purchase common stock.
Pursuant to the Purchase Agreement, we may sell to Socius up to an additional $1.9 million of our shares of common stock at the Investment Price. In addition, we may issue to Socius warrants to purchase up to an additional $665,000 shares of our common stock at an exercise price equal to the Investment Price. The number of shares of our common stock issuable upon exercise of warrants issued to Socius, and therefore the dilution of existing common stockholders, is subject to increase as a result of certain sales of our securities that trigger the antidilution provisions of those warrants at a price below the applicable exercise price of those warrants. Future exercises of those warrants and future issuance of common stock to Socius pursuant to the Purchase Agreement may dilute the ownership interests of our current stockholders.

Our ability to raise funds under the Preferred Purchase Agreement will depend on several factors, including the trading volume for our common stock.
In connection with any Preferred Tranche, Socius is required to purchase shares of common stock equal in dollar amount to 100% of the applicable Preferred Tranche amount. Under the Purchase Agreement, Socius may not make any advances which would require Socius to purchase shares of common stock that would result in Socius owning more than 9.99% of our outstanding shares of common stock. Our ability to sell additional shares of common stock to Socius and raise funds under the Preferred Purchase Agreement will depend on Socius’ ability to sell shares of common stock previously purchased under the Purchase Agreement. This will depend, among other factors, on the trading volume for our shares on the NASDAQ Capital Market and prevailing conditions in the capital markets generally.
We do not anticipate declaring any cash dividends on our common stock.
In July 2008 we declared, and in August 2008 we paid, a special cash dividend of $15.8 million on our capital stock. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our board of directors may deem relevant. In addition, our convertible preferred stock purchase agreement with Optimus Capital Partners, LLC prohibits the payment of cash dividends on any of our capital stock except shares of Series A Preferred Stock while any shares of Series A Preferred Stock are outstanding.

Item 2.	Unregistered Sale of Equity Securities.
During the three months ended March 31, 2010, we sold 350,000 shares of our common stock that were not registered under the Securities Act of 1933, as amended.
On February 11, 2010, we issued 300,000 shares of our common stock, valued at approximately $351,000, to Easy Check Diagnostics, LLC in connection with the acquisition of the assets of Easy Check Medical Diagnostics, LLC. Additional payment in the form of shares (maximum 200,000 shares) and product royalties may be paid in the future based on successful patent grants and product or license revenues.
On March 16, 2010, we authorized the grant of 50,000 shares of our common stock to Receptors, LLC, in connection with the execution of an amended and restated license agreement.
The shares of common stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 4.	Other Information.
On November 12, 2009, our Compensation Committee approved a 2010 executive compensation arrangement for Messrs. Silverman and Caragol whereby beginning January 1, 2010, Mr. Silverman and Mr. Caragol received a base salary of $375,000 and $225,000, respectively. Additionally, the Compensation Committee has the authority to approve a discretionary bonus for 2010, a portion of which is guaranteed, to each of Mr. Silverman and Mr. Caragol based on the following factors: development of the rapid virus sensor project, development of the glucose-sensing microchip project, the financial performance of the business of our wholly-owned subsidiary, National Credit Report.com, strategic acquisitions, the overall financial condition/health of the business, and such other factors as the Compensation Committee deems appropriate in light of any acquisitions or changes in the business. Mr. Silverman may earn a bonus between $200,000 and $600,000, and Mr. Caragol may earn a bonus between $200,000 and $450,000. Mr. Silverman and Mr. Caragol are entitled to Company-paid health insurance, non-allocable expenses of $45,000 and $20,000, respectively, and each are entitled to an automobile allowance and other automobile expenses, including insurance, gasoline and maintenance costs. On May 4, 2010, our Compensation Committee approved a change to the above-referenced compensation arrangement and in lieu of (i) cash salary for the remainder of 2010 for Messrs. Silverman and Caragol and (ii) the minimum cash bonus obligation to Messrs. Silverman and Caragol pursuant to the bonus structure set forth above, it approved the issuance of 675,000 shares of the Company’s restricted stock to Mr. Silverman and 525,000 shares of the Company’s restricted stock to Mr. Caragol. These restricted shares were issued under our 2009 Stock Incentive Plan and will vest according to the following schedule: (i) 50% vest on January 1, 2011; and (ii) 50% vest on January 1, 2012. Mr. Silverman’s and Mr. Caragol’s rights and interests in the unvested portion of the restricted stock are subject to forfeiture in the event they resign prior to January 1, 2012 or are terminated for cause prior to January 1, 2012, with said cause being defined as a conviction of a felony or such person being prevented from providing services to us as a result of such person’s violation of any law, regulation and/or rule.

Item 5.	Exhibits.
We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POSITIVEID CORPORATION (Registrant)
Date: May 6, 2010	By:	/s/ William J. Caragol
William J. Caragol
President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description
3.1	*	Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009
3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010(1)
4.1		Form of Specimen Common Stock Certificate (1)
10.1	*	First Amendment to Development/Master Agreement, dated April 22, 2010, between PositiveID Corporation and Receptors LLC
10.2		Amended and Restated License Agreement, dated February 26, 2010, between PositiveID Corporation and Receptors LLC(1)
10.3		Amended and Restated Development/Master Agreement, dated February 26, 2010, between PositiveID Corporation and Receptors LLC(1)
10.4		PositiveID Animal Health Corporation 2010 Flexible Stock Plan(1)
10.5		Form of Restricted Stock Award Agreement under the PositiveID Animal Health Corporation 2010 Flexible Stock Plan(1)
10.6		Form of Non-Qualified Stock Option Award Agreement under PositiveID Animal Health Corporation 2010 Flexible Stock Plan(1)
10.7		Preferred Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius Capital Group, LLC(2)
10.8		Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius CG II, Ltd. (2)
31.1	*	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.

(2)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on April 29, 2010.