Form 10-Q
period 2010-06-30
POSITIVEID Corp
filed 2010-08-13
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 9, 2010 is as follows:

Class	Number of Shares

Common Stock: $0.01 Par Value	30,221,189

POSITIVEID CORPORATION

TABLE OF CONTENTS

PART I — CONDENSED FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets — June 30, 2010 (unaudited) and December 31, 2009	1

Unaudited Condensed Consolidated Statements Of Operations and Comprehensive Income — Three and Six Months Ended June 30, 2010 and 2009	2

Unaudited Condensed Consolidated Statement Of Stockholders’ Equity — Six Months Ended June 30, 2010	3

Unaudited Condensed Consolidated Statements Of Cash Flows — Six Months Ended June 30, 2010 and 2009	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION	29

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits	29

SIGNATURE	30

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

POSITIVEID CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data and par value)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash	$5,367	$6,423
Prepaid expenses and other current assets	390	193

Total Current Assets	5,757	6,616

Equipment, net of accumulated depreciation	129	122
Intangibles	865	—
Other assets	44	34
Goodwill	2,450	4,200

	$9,245	$10,972

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,016	$576
Accrued expenses and other current liabilities	976	775
Accrued preferred stock dividend payable	36	90

Total Current Liabilities	2,028	1,441

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares of $.001 par value; nil and 462 Series A preferred shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively, and 230 and nil Series B preferred shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, authorized 70,000,000 shares of $.01 par value; issued and outstanding 30,096,189 and 21,840,433 shares at June 30, 2010 and December 31, 2009, respectively	300	218
Additional paid-in capital	71,436	63,018
Accumulated deficit	(61,414)	(53,705)
Notes receivable for shares issued	(3,105)	—

Total Stockholders’ Equity	7,217	9,531

	$9,245	$10,972

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$678	$49	$1,351	$57
Cost of goods sold	210	19	426	19

Gross profit	468	30	925	38

Operating expenses:
Selling, general and administrative	3,820	935	7,600	2,304
Research and development	493	—	1,031	—

Total operating expenses	4,313	935	8,631	2,304

Operating loss	(3,845)	(905)	(7,706)	(2,266)

(Interest expense) and other income	(18)	11	(3)	23
Gain on sale of Xmark Corporation	—	4,385	—	4,385

Total (interest expense) and other income	(18)	4,396	(3)	4,408

Net (loss) income	(3,863)	3,491	(7,709)	2,142
Preferred stock dividend	(36)	—	(36)	—

Net (loss) income attributable to common stockholders	$(3,899)	$3,491	$(7,745)	$2,142

Earnings per common share — Basic

Net (loss) income attributable to common stockholders per common share	$(0.16)	$0.28	$(0.35)	$0.18

Weighted average number of shares outstanding	23,804	12,436	21,845	12,240

Earnings per common share — Diluted

Net (loss) income attributable to common stockholders per common share	$(0.16)	$0.27	$(0.35)	$0.17

Weighted average number of shares outstanding	23,804	12,894	21,845	12,563

Net (loss) income	$(3,863)	$3,491	$(7,709)	$2,142
Other comprehensive income	—	24	—	24

Comprehensive (loss) income	$(3,863)	$3,515	$(7,709)	$2,166

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2010

(In thousands)

(Unaudited)

					Additional		Notes Receivable	Total
	Preferred Shares		Common Shares		Paid-in	Accumulated	For	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Shares Issued	Equity

Balance December 31, 2009	462	—	21,840	$218	$63,018	$(53,705)	$—	$9,531
Net loss	—	—	—	—	—	(7,709)	—	(7,709)
Share-based compensation	—	—	2,191	22	2,385	—	—	2,407
Issuance of shares from option exercises	—	—	719	7	352	—	—	359
Reversal of accrued dividend for Preferred Series A shares	—	—	—	—	89	—	—	89
Accrual of dividend for Preferred Series B shares	—	—	—	—	(36)	—	—	(36)
Shares issued for Preferred Series A conversion	(462)	—	2,700	27	(27)	—	—	—
Shares issued in connection with interest expense on Preferred Series A conversion	—	—	29	—	35	0	—	35
Issuance of Preferred Series B shares, net of $110 for financing costs	230	—	—	—	2,190	—	—	2,190
Note received for issuance of shares	—	—	1,717	17	2,283	—	(2,300)	—
Note received for issuance of shares from warrant exercise	—	—	600	6	799	—	(805)	—
Shares issued for the acquisition of Easy Check Medical Diagnostics, LLC assets	—	—	300	3	348	—	—	351

Balance June 30, 2010	230	—	30,096	$300	$71,436	$(61,414)	$(3,105)	$7,217

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(7,709)	$2,142
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	902	15
Share-based compensation	2,407	356
Acquisition of in-process research and development	351	—
Gain on sale of Xmark Corporation	—	(4,385)
Issuance of shares for settlement of litigation	—	250
Non cash interest income	(10)	(11)
Non cash interest expense	35	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(197)	44
Increase in accounts payable and accrued expenses	639	89
Net cash used in discontinued operations	—	(60)

Net cash used in operating activities	(3,582)	(1,560)

Cash flows from investing activities:
Purchase of equipment	(23)	(9)
Proceeds from sale of equipment	—	5
Investment in note receivable	—	(500)

Net cash used in investing activities	(23)	(504)

Cash flows from financing activities:
Equity financing, net of fees	2,190	—
Proceeds from exercise of stock options	359	—

Net cash provided by financing activities	2,549	—

Net decrease in cash	(1,056)	(2,064)
Cash, beginning of period	6,423	3,229

Cash, end of period	$5,367	$1,165

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

1. Business and Basis of Presentation

PositiveID Corporation (the “Company”) is a Delaware corporation formed in November 2001. The Company commenced operations in January 2002 as VeriChip Corporation.  In February 2007, the Company completed an initial public offering of its common stock, selling 3,100,000 shares of its common stock at a price of $6.50 per share.

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

HealthID Segment

Our HealthID segment is currently focused on the development of four products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors LLC (“Receptors”), (2) iGlucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s date-capable glucometer for blood glucose data and sends that data via encrypted SMS text messaging to the iGlucose online database, (3) Easy CheckTM, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels, and (4) the rapid flu detection system, also being developed in conjunction with Receptors.

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

HealthID Segment – Recent Developments

In April 2010, we amended our Development/Master Agreement with Receptors to document the terms of Phase II development of our rapid flu detection system. We agreed to pay Receptors $160,000 and issue it 240,000 shares of restricted common stock, of which Receptors has registration rights, in exchange for completion of Phase II.  The goal of Phase II is to develop a prototype unit that can sub-type the influenza virus at the point of care.

In May 2010, we filed a provisional patent application with the U.S. Patent and Trademark Office covering the interface between a radio frequency, or RF, powered resonant electromechanical drive and the fluids in the interstitial space of a patient for continuous detection of glucose levels in a patient. The interface employs a resonant electromechanical drive for mass sensing and RF communication of glucose levels. We believe this new interface represents the next evolution in the development of an implantable glucose sensor that relies on passive RF technology to continuously monitor in vivo glucose levels over an extended period of time.

In June 2010, we completed the development of a single-use capsule containing a proprietary chemical reagent that we are anticipating may enable us to accelerate the development of the Easy Check breath glucose detection system and produce a prototype device during the third quarter of 2010.

In June 2010, we engaged Magellan Medical Technology Consultants, or Magellan, to lead the FDA submission process for our iGlucose 510(k). We and Magellan plan on submitting the iGlucose 510(k), including required clinical research study and validation data, to the FDA by the end of 2010.

ID Security Segment

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

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

We continue to focus on our HealthID and ID Security businesses, including the development of the glucose-sensing microchip, the Easy Check breath glucose detection system, the iGlucose wireless communication system, the rapid flu detection system, the Health Link PHR, and our operating business in identity security. We intend to continue to explore potential strategic transactions with third parties in the healthcare, identification, animal health, and other sectors.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2010 and December 31, 2009 (the December 31, 2009 financial information included in this report has been extracted from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009), and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. Included in these estimates are assumptions about lives of long lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, the determination of whether any impairment is to be recognized on goodwill or intangibles, among others.

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company intends to recognize revenue from consignment sales, if any, when all of the criteria listed above have been met and after the receipt of notification of such product sales from the distributor’s customers (e.g., physicians). Once the level of returns can be reasonably estimated, sales, net of expected returns, will be recognized when all of the criteria above are met for either direct or consignment sales.

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

In October 2009, the Financial Accounting Standard Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. In accordance with the guidance, the Company has elected to early adopt its provisions as of January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

As discussed above, effective January 1, 2010 the Company adopted, on a prospective basis for all new or materially modified arrangements entered into on or after that date, the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The amended guidance does not generally change the units of accounting for the Company’s revenue transactions. Most of the Company’s products and services qualify as separate units of accounting.

To the extent the Company sells products that may consist of multiple deliverables the revenue recognition is subject to specific guidance. A multiple-deliverable arrangement is separated into more than one unit of accounting if the following criteria are met:

•	The delivered item(s) has value to the client on a stand-alone basis; and
•

If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control.

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

The Company’s computation of expected life is determined based on the simplified method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time its equity shares have been publicly traded. The interest rate is based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on the Company’s historical volatility and the average  historical volatility of comparable companies.

Research and Development

Research and development costs are expensed as incurred and consist of development work associated with the Company’s existing and potential products. The Company’s research and development expenses relate primarily to share-based compensation to its project partner Receptors payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses.

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

The following were outstanding as of June 30, 2010, and were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	For the Six Months Ended
	June 30,
	2010	2009

Stock options	3,541	—
Restricted common stock	4,075	—
Warrants	454	—

	8,070	—

2. Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

3. Acquisitions

Merger with Steel Vault

On September 4, 2009, the Company, VeriChip Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and Steel Vault, signed an Agreement and Plan of Reorganization (the “Merger Agreement”), as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). The Merger Agreement provided for the Company’s conversion of each outstanding share of Steel Vault’s common stock into 0.5 shares of common stock of the Company. At the time the Merger Agreement was signed, in September 2009, the value of the transaction was measured at $3.5 million.  At the time the Merger was consummated, the stock price of the Company was $1.71 per share as compared to $0.65

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

during September 2009 when the merger agreement was executed. As a result, at the time the transaction closed, in November 2009, the value of the transaction amounted to $13.7 million as compared to approximately $3.5 million at the time the merger agreement was signed in September 2009. The purchase price includes Steel Vault’s approximately 6,696,000 stock options and 908,000 warrants outstanding which were converted into 3,349,000 options and 454,000 warrants to acquire shares of the Company’s common stock at the effective exchange date rate, and which were measured at the fair value using the Black-Scholes model on the date the transaction closed.

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

The primary reasons the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill of $2.5 million at the time the agreement was executed, were to provide entry into the industry and growth opportunities from new or enhanced product offerings and the acquisition of the existing workforce that are not recognized as assets apart from goodwill. In addition, the Company identified intangible assets for trademarks and domain names of $500,000 with a life of 5 years, and a subscriber base of $1,250,000 with a life of 12 months. Amortization expense of $347,000 and $884,000 was recorded for the three and six months ended June 30, 2010, respectively, associated with the intangible assets.

Easy Check Asset Purchase

On February 11, 2010, the Company purchased the assets of Easy Check Medical Diagnostics, LLC, which was comprised of the intellectual property related to the Easy Check breath analysis system and the iGlucoseTM wireless communication system. The Company issued 300,000 shares of common stock in connection with the purchase with a fair value of $351,000 based on a stock price of $1.17. The entire purchase price was expensed as in-process research and development as the development of these projects had not yet reached technological feasibility and had no alternative future uses.  We did not purchase any tangible assets from Easy Check Medical Diagnostics, LLC

Proforma

The results of Steel Vault have been included in the condensed consolidated statements of operations since the date of acquisition. Unaudited pro forma results of operations for the three and six months ended June 30, 2009 are included below. Such pro forma information assumes that the Steel Vault acquisition occurred as of January 1, 2009, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the Company’s results of operations would have been had the Company and Steel Vault been combined entities during such period, nor does it purport to represent results of operations for any future periods.

	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	June 30, 2009	June 30, 2009

Revenue	$392	$475
Net income (loss) attributable to common shareholders	$2,025	$(1,025)
Net income (loss) attributable to common shareholders per common share — basic	$0.12	$(0.06)
Net income (loss) attributable to common shareholders per common share — diluted	$0.11	$(0.06)

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

4. Financing Agreements

Optimus

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

To facilitate the transactions contemplated by the Purchase Agreement, R & R Consulting Partners, LLC (“R & R”), a company controlled by Scott R. Silverman, the Company’s chairman and chief executive officer, loaned shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R and Optimus. R & R was paid a $100,000 fee in October 2009 plus will be paid 2% interest for the fair value of the loaned shares for entering into the stock loan arrangement. The aggregate amount of shares loaned under any and all Stock Loan Agreements, together with all other shares sold by or on behalf of the Company, cannot exceed one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company in any 12 month period. R & R could demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand could be made if there were any shares of Preferred Stock then outstanding. If a permitted return demand was  made, Optimus would return the borrowed shares within three trading days after such demand (or an equal number of freely tradable shares of common stock). Optimus could return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of Company common stock.

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

On May 12, 2010, R & R demanded the return of the 2.7 million shares loaned to Optimus. On May 13, 2010, the Company converted all of the outstanding shares of Preferred Stock into 2,729,452 shares of Company common stock, which amount included the make-whole shares.  Optimus, in turn, returned these shares to R & R in repayment of the loan. Accrual dividends through the date of conversion were adjusted through additional paid-in capital as the anniversary date requiring issuance of additional shares was not reached.

Socius Financing

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

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

Commencing on the date of issuance of any such shares of Preferred Stock, holders of Preferred Stock were entitled to receive dividends on each outstanding share of Preferred Stock, which accrues in shares of Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends shall be payable upon redemption of the Preferred Stock. As of June 30, 2010, the Company had accrued dividends of $36,000.

Stock Purchase Agreement

On April 28, 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”) under which Socius is committed to purchase in connection with any Preferred Tranche, up to that number of shares of common stock equal in dollar amount to 100% of the applicable Preferred Tranche amount (the “Common Tranche”), at a per share price equal to the average of the individual daily volume weighted average price calculated over the ten trading days preceding the applicable tranche notice of the common stock on the date the Company provides notice of such tranche (the “Investment Price”). Under the Agreement, the Company has also agreed to issue in connection with any Common Tranche, two-year warrants to purchase shares of Common Stock equal in dollar amount to 35% of the applicable Common Tranche, at an exercise price per share equal to the Investment Price.

Socius may pay the Investment Price for the common stock, at Socius’ option, in cash or a secured promissory note. Socius may pay the warrant exercise price, at Socius’ option, in cash, a secured promissory note, or, if applicable, by cashless exercise. The promissory note bears interest at 2.0% per year calculated on a simple interest basis. The entire principal balance and interest thereon is due and payable on the fourth anniversary of the date of the promissory note, but no payments are due so long as the Company is in default under the Preferred Purchase Agreement or the warrants or if there are any shares of Preferred Stock issued or outstanding. The promissory note is secured by the borrower’s right, title and interest in all outstanding shares of the Company’s common stock and other securities with a fair market value equal to the principal amount of the promissory note. The Company’s right to deliver a tranche notice to Socius pursuant to the Agreement is subject to the Closing Conditions and also that no purchase would result in Socius and its affiliates beneficially owning more than 9.99% of the common stock. Unless the Company obtains stockholder approval or Socius obtains an opinion of counsel that stockholder approval is not required, Socius may not exercise a warrant if, as a result of such exercise, the aggregate number of shares of common stock issued upon exercise of all warrants it holds plus the aggregate number of shares of common stock issued under the Agreement would exceed 19.99% of the Company’s common stock outstanding. If at any time, upon the exercise of all warrants issued to Socius, Socius holds more than 19.99% of the Company’s outstanding common stock, the Company will be required to obtain stockholder approval of the transactions with Socius.

Certificate of Designations

On April 28, 2010, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of Delaware. A summary of the Certificate of Designations is set forth below:

Ranking and Voting. The Preferred Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the Company’s Common Stock, and any other classes of stock or series of preferred stock of the Company except as set forth in clause (ii), and (ii) junior to the Company’s Series A Preferred Stock and all existing and future indebtedness of the Company. Holders of the Preferred Stock will not have rights to vote on any matters, questions or proceedings, including, without limitation, the election of directors.

Conversion. The Preferred Stock is not convertible into Common Stock.

Dividends and Other Distributions. Commencing on the date of issuance of any such shares of Preferred Stock, holders of Preferred Stock shall be entitled to receive dividends on each outstanding share of Preferred Stock, which shall accrue in shares of Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends shall be payable upon redemption of the Preferred Stock. However, so long as any shares of Series A Preferred Stock are outstanding, no dividends or other distributions may be paid, declared or set apart with respect to the Preferred Stock.

Liquidation. Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company and any liquidation preferences to the senior securities, before any distribution or payment is made to the holders of any junior securities, the holders of Preferred Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series B Liquidation Value, as defined below, after which any remaining assets of the Company shall be distributed among the holders of the other class or series of stock in accordance with the Company’s Certificates of Designations and Certificate of Incorporation.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

Redemption. The Company may redeem, for cash or by an offset against any outstanding note payable from Socius to the Company that was issued by Socius, any or all of the Preferred Stock at any time at the redemption price per share equal to $10,000 per share of Preferred Stock (the “Series B Liquidation Value”), plus any accrued but unpaid dividends with respect to such shares of Preferred Stock (the “Redemption Price”). If the Company exercises this redemption option with respect to any Preferred Stock prior to the fourth anniversary of the issuance of such Preferred Stock, then in addition to the Redemption Price, the Company must pay to Socius a make-whole price per share equal to the following with respect to such redeemed Preferred Stock: (i) 35% of the Series B Liquidation Value if redeemed prior to the first anniversary of the issuance date, (ii) 27% of the Series B Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 18% of the Series B Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the issuance date, and (iv) 9% of the Series B Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the issuance date.

The Preferred Stock will not be or has not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Tranche Draw Down

On April 29, 2010, the Company presented Socius Technology with a Preferred Notice to purchase $2.3 million of Preferred Stock in a Preferred Tranche. Upon the closing of the Preferred Tranche, which occurred on May 4, 2010, the Company issued 230 shares of Preferred Stock. In connection with the Preferred Notice, the Company also presented Socius with a notice to purchase $2.3 million of common stock and warrants to purchase 600,746 shares of common stock. The Company issued 1,716,417 shares of common stock at an Investment Price per share of $1.34, paid in the form a secured promissory note, and a warrant to purchase 600,746 shares of common stock to Socius, at an exercise price equal to the Investment Price of $1.34, which warrant Socius exercised on April 29, 2010 and paid in the form of a secured promissory note.  There was no beneficial conversion feature as the fair value of the secured promissory notes approximated the fair value of the common stock and warrants issued on the date of issuance.

5. Stockholders’ Equity

Stock Option Plans

In April 2002, the Company’s Board of Directors approved the VeriChip Corporation 2002 Flexible Stock Plan (the “VeriChip 2002 Plan”). Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 2.0 million. As of June 30, 2010, approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan, and 0.3 million of the options or shares granted were outstanding as of June 30, 2010. All the outstanding options are fully vested and do not expire until seven to nine years from the vesting date. As of June 30, 2010, no SARs have been granted and 33,441 shares may still be granted under the VeriChip 2002 Plan.

On April 27, 2005, the Company’s Board of Directors approved the VeriChip Corporation 2005 Flexible Stock Plan (the “VeriChip 2005 Plan”). Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of June 30, 2010, approximately 0.3 million options and shares have been granted under the VeriChip 2005 Plan. All of the options are fully vested and do not expire until nine years from the vesting date. As of June 30, 2010, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.

On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, which was amended and restated on December 16, 2008 (the “VeriChip 2007 Plan”). Under the VeriChip 2007 Plan, the number of shares for which options, restricted shares, SARs or performance shares may be granted is 3.0 million. As of June 30, 2010, approximately 3.0 million options and shares have been granted under the VeriChip 2007 Plan. As of June 30, 2010, no SARs have been granted and 12,962 shares may be granted under the VeriChip 2007 Plan.

On November 10, 2009, the Company adopted the VeriChip 2009 Stock Incentive Plan (the “VeriChip 2009 Plan”). Under the VeriChip 2009 Plan, the number of shares for which options, SARs or performance shares may be granted is 5.0 million. As of June 30, 2010, approximately 3.6  million options and shares have been granted under the VeriChip 2009 Plan. As of June 30, 2010, no SARs have been granted and 1.4 million shares may be granted under the VeriChip 2009 Plan.

In addition, as of June 30, 2010, 0.3 million options and shares of the Company’s common stock have been granted outside of the Company’s plans, and 0.3 million of the options or shares granted were outstanding as of June 30, 2010. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period from seven to nine years.

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

A summary of option activity under the Company’s option plans as of June 30, 2010, and changes during the six months then ended is presented below:

		Weighted Average
	Number of	Exercise Price
	Options	Per Share
Outstanding on January 1, 2010	4,215	$1.73
Granted	85	1.08
Exercised	(718)	0.50
Forfeited	(41)	0.28

Outstanding on June 30, 2010	3,541	1.98

Exercisable on June 30, 2010 (1)	3,375	2.05

Shares available on June 30, 2010 for options and common shares that may be granted	1,402

(1)

The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $0.99 at June 30, 2010. As of June 30, 2010, the aggregate intrinsic value of all options outstanding was $1.5 million.

The 718,000 options exercised during the six months ended June 2010 had a total intrinsic value of $663,000. Cash received from the option exercise was $359,000. There were no options exercised in the six months ended June 30, 2009.

The following table summarizes information about stock options at June 30, 2010:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of		Contractual	Price Per		Price Per
Exercise Prices	Shares	Life (years)	Share	Shares	Share
$0.00 to $0.36	829	8.44	$0.36	829	$0.36
$0.37 to $0.62	1,106	5.60	0.47	1,000	0.43
$0.68 to $1.99	654	2.68	0.88	594	0.76
$2.00 to $5.75	523	4.24	4.39	523	4.39
Above $5.75	429	3.59	7.78	429	7.78

	3,541	5.28	1.98	3,375	2.05

A summary of restricted stock outstanding as of June 30, 2010 and 2009 and changes during the six months then ended, respectively, is presented below:

	2010	2009
Unvested at January 1	4,192	1,520
Issued	1,930	—
Vested	(2,047)	(103)
Forfeited or Expired	—	—

Unvested at June 30	4,075	1,417

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

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

2010

Expected dividend yield	—
Expected stock price volatility	100%
Risk-free interest rate	2.50%
Expected term (in years)	6.0

There were no options granted in the six months ended June 30, 2009.

The Company’s computation of expected life was determined based on the simplified method. The interest rate was based on the U.S. Treasury Yield curve in effect at the time of grant. The Company’s computation of expected volatility is based on the Company’s historical volatility and the average historical volatility of comparable companies.

Warrants

On November 10, 2009, pursuant to the Steel Vault Merger, all outstanding Steel Vault warrants were converted into approximately 0.5 million Company warrants. These warrants were granted at exercise prices ranging from $0.60 to $1.16 per share, are fully vested and are exercisable for a period from five to ten years from their issuance. The expiration date of 0.2 million warrants is in December 2010, and the expiration of 0.3 million warrants is in 2014.

On April 28, 2010, in connection with the Preferred Tranche draw down, the Company issued a warrant to purchase 600,746 shares of its common stock to Socius, at an exercise price equal to the Investment Price of $1.34, which warrant Socius exercised on April 29, 2010 and paid in the form of a secured promissory note.

Share-Based Compensation

The Company’s Board of Directors believes that the use of share-based compensation is important to motivate executives, employees, consultants and other important vendors and partners of the Company.  The Company frequently uses share-based compensation in lieu of cash for both employee compensation and vendor/partner consideration.  The Board of Directors believes that the use of share-based compensation benefits the Company by conserving its working capital and aligning the interests of executives, employees and other partners with the interests of stockholders.

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

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

The Company recorded an expense, related to share-based compensation, of approximately $1.3 million and $2.4 million for the three and six months ended June 30, 2010, and approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2009, respectively.

In December 2008, the Company authorized the grant of approximately 518,000 shares of its restricted common stock to Mr. Caragol, its then acting chief financial officer, in lieu of salary. The shares vested according to the following schedule: (i) 20% vested on the grant date, and (ii) 80% vested on January 1, 2010. Compensation expense of approximately $22,000 and $168,000 was recorded in the three and six months ended June 30, 2009, respectively, for these shares.

In December 2008, the Company authorized the grant of approximately 602,000 shares of its restricted common stock to Mr. Silverman, its then executive chairman, in lieu of salary, which vested on January 1, 2010. Compensation expense of approximately $55,000 and $110,000 was recorded in the three and six months ended June 30, and 2009, respectively, for these shares.

In December 2008, the Company issued 400,000 shares of its restricted common stock to members of the board of directors, which vested on January 1, 2010. The Company determined the value of the stock to be approximately $100,000 based on the value of its common stock on the date of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $37,000 and $73,000 in the three and six months ended June 30, 2009, respectively, associated with this restricted stock.

In January and December 2008, the Company issued options exercisable for approximately 195,000 shares of common stock: 155,000 to employees and 40,000 to a consultant.

The Company determined the fair value of the 155,000 employee options to be $37,000 on the date of grant based on an estimate of the fair value using the Black-Scholes valuation model as described above. The fair value of the grant is being recognized as compensation expense over the vesting period. Accordingly, the compensation expense recorded in connection with these options was approximately $1,500 and $3,000 for the three and six months ended June 30, 2010, respectively, and approximately $1,500 and $2,900 was recorded in the three and six months ended June 30, 2009, respectively.

The Company recorded compensation expense associated with the 40,000 options to the consultant using the variable accounting method which requires the Company to re-measure the compensation expense associated with these options at the end of each reporting period until the options are vested. Accordingly, the compensation expense recorded in connection with these options was approximately $1,000  and $7,000 for the three and six months ended June 30, 2010, respectively, and approximately $1,000 and $1,400 was recorded in the three and six months ended June 30, 2009, respectively.

In September and October 2009, the Company authorized the grant of approximately 350,000 shares of its restricted common stock to a research and development partner. The Company recorded research and development expense associated with the restricted stock using the variable accounting method that requires the Company to re-measure the compensation expense associated with the restricted stock at the end of each reporting period until the restricted stock is vested. Compensation expense recorded in connection with the restricted stock for the three and six months ended June 30, 2010 was approximately nil and $162,000, respectively. The shares were fully vested as of March 31, 2010.

In November and December 2009, the Company authorized the grant of restricted stock for approximately 375,000 shares of common stock: 50,000 to an employee and 325,000 to consultants.

The Company determined the fair value of the 50,000 shares issued to the employee to be approximately $83,000 based on the closing price of the Company’s common stock on the date of grant. The fair value of the grant will be recognized as compensation expense over the vesting period. Accordingly, the Company recognized approximately $15,000 and $31,000 in compensation expense for the three and six months ended June 30, 2010, respectively, in connection with this grant.

The Company recorded compensation expense associated with the 325,000 shares of restricted stock issued to consultants using the variable accounting method that requires the Company to re-measure the compensation expense associated with these shares at the end of each reporting period until the shares are vested. Compensation expense recorded in connection with the shares for the three and six months ended June 30, 2010 was approximately $22,000 and 84,000, respectively.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

In November 2009, the Company authorized the grant of 2.0 million shares of its restricted common stock to its executive officers which vest on a pro-rata basis through 2012. The Company determined the value of the stock to be $3.3 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $554,000 and $1.1 million in the three and six months ended June 30, 2010, respectively, associated with this restricted stock.

In January 2010, the Company authorized the grant of 50,000 shares of its common stock to a consultant. The Company determined the value of the stock to be approximately $56,000 based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately nil and $56,000 in the three and six months ended June 30, 2010, respectively, associated with this stock.

In January 2010, the Company authorized the grant of 100,000 shares of its common stock to an employee, 50% of which vested immediately and the other 50% of which will vest on July 1, 2010. The Company determined the value of the stock to be approximately $109,000 based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately $31,000 and $109,000 in the three and six months ended June 30, 2010, respectively, associated with this restricted stock.

In January 2010, the Company authorized the grant of 385,000 shares of its common stock to members of its Board of Directors of which 370,000 shares were restricted. The Company determined the value of the stock to be approximately $420,000 based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $106,000 and $204,000 in the three and six months ended June 30, 2010, respectively, associated with this stock.

In February and April 2010, the Company authorized the grant of approximately 290,000 shares of its restricted common stock to a research and development partner. The Company recorded research and development expense associated with the restricted stock using the variable accounting method that requires the Company to re-measure the compensation expense associated with the restricted stock at the end of each reporting period until the restricted stock is vested. Compensation expense recorded in connection with the restricted stock for the three and six months ended June 30, 2010 was $218,000 and $288,000, respectively.

In April 2010, the Company issued options exercisable for approximately 60,000 shares of common stock to employees. The Company determined the fair value of the options to be $66,000 on the date of grant based on an estimate of the fair value using the Black-Scholes valuation model as described above. The fair value of the grant is being recognized as compensation expense over the vesting period. Accordingly, the compensation expense recorded in connection with these options was approximately $6,000 for the three and six months ended June 30, 2010.

In April 2010, the Company authorized the grant of 16,000 shares of its common stock to a consultant. The Company determined the value of the stock to be approximately $23,000 based on the value of its common stock on the dates of grant and recorded the full amount as compensation expense in the three and six months ended June 30, 2010.

In April and May 2010, the Company authorized the grant of approximately 1.4 million shares of its common stock to its employees, including the Company’s chairman and chief executive officer and its President and Chief Financial Officer.  These executives agreed to receive stock based compensation in lieu of cash for salary and a portion of their incentive comensation for the remainder of 2010. The Company determined the value of the stock to be approximately $1.9 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $311,000 in the three and six months ended June 30, 2010 associated with this stock.

In June 2010, the Company extended previously fully vested options set to expire on June 28, 2010 for one year for 175,000 shares for its chief executive officer. The Company recorded compensation expense of $23,000 in the three and six months ended June 30, 2010 related to the extension.

6. Income Taxes

The Company had an effective tax rate of nil for the three and six months ended June 30, 2010 and 2009.  The Company incurred losses before and after taxes for the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2009, the Company recognized a gain of $4.4 million from the sale of Xmark in 2008.  This gain resulted in taxable income in 2008, which resulted in the Company utilizing a portion of its net operating loss carryforward through the release of the valuation allowance against those tax attributes.  However, it has not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as the Company has determined that a valuation allowance against its net U.S. deferred tax assets was appropriate based primarily on its historical operating results.

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

The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the three and six months ended June 30, 2010 and 2009, there was no such interest or penalty.

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

8. Related Party Transactions

Stock Ownership

As of July 30, 2010, Mr. Silverman beneficially owned 30.1% of the Company’s outstanding common stock, including the 1,035,000 shares and 54,000 shares underlying a warrant that are directly owned by Blue Moon Energy Partners, LLC (“Blue Moon”) and 4,785,008 shares that are directly owned by R & R.  Mr. Silverman, the Company’s chief executive officer and chairman of the Board of Directors, is a manager and controls a member of Blue Moon (i.e., R & R). William J. Caragol, the Company’s president, chief financial officer and member of the Board of Directors, is a manager and member of Blue Moon.

Optimus Financing

On September 29, 2009, the Company entered into the Purchase Agreement with Optimus, under which Optimus was committed to purchase up to $10 million of convertible Preferred Stock in one or more tranches. To facilitate the transactions contemplated by the Purchase Agreement, R & R loaned shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R and Optimus. On May 12, 2010, the Company converted all of the outstanding shares of Preferred Stock into shares of its common stock and Optimus repaid R&R in full. For more information regarding this transaction, see Note 4, “Financing Agreements,” to these condensed consolidated financial statements.

9. Segments

Since the Merger with Steel Vault on November 10, 2009, the Company operates in two business segments: HealthID and ID Security.

HealthID Segment

Our HealthID segment is currently focused on the development of four products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors, (2) iGlucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s date-capable glucometer for blood glucose data and sends that data via encrypted SMS text messaging to the iGlucose online database, (3) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels, and (4) the rapid flu detection system, also being developed in conjunction with Receptors.

Our HealthID segment also includes the VeriMed system, which uses the VeriChip in patient identification applications. Each implantable VeriChip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the FDA cleared our VeriMed Health Link system for use in medical applications in the United States.

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

The following is selected segment data as of and for the period ended:

			Total From
		ID	Continuing
As of and For the Three Months Ended June 30	HealthID	Security	Operations

2010
Revenue	$—	$678	$678
Operating loss	(3,140)	(705)	(3,845)
Loss from continuing operations before income taxes	(3,158)	(705)	(3,863)

Total assets of continuing operations	$5,505	$3,740	$9,245

2009
Revenue	$49	$—	$49
Operating loss	(905)	—	(905)
Income from continuing operations before income taxes	3,491	—	3,491

Total assets of continuing operations	$6,391	$—	$6,391

			Total From
	Health	ID	Continuing
As of and For the Six Months Ended June 30	ID	Security	Operations

2010
Revenue	$75	$1,285	$1,351
Operating loss	(5,835)	(1,871)	(7,706)
Loss from continuing operations before income taxes	(5,841)	(1,868)	(7,709)

Total assets of continuing operations	$5,505	$3,740	$9,245

2009
Revenue	$57	$—	$57
Operating loss	(2,266)	—	(2,266)
Income from continuing operations before income taxes	2,142	—	2,142

Total assets of continuing operations	$6,391	$—	$6,391

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

10. Supplementary Cash Flow Information

In the six months ended June 30, 2010 and 2009, the Company had the following non-cash investing and financing activities:

	Six Months Ended
	June 30,
	2010	2009
Non-cash financing and investing activities:
Accrued dividend payable	36	—
Non-cash interest expense	(35)	—
Issuance of common stock for Easy Check acquisition	351	—

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

•

we believe the new interface involving glucose levels represents the next evolution in the development of an implantable glucose sensor that relies on passive RF technology to continuously monitor in vivo glucose levels over an extended period of time;

•

we are anticipating the single-use capsule may enable us to accelerate the development of the Easy Check breath glucose detection system and product a lab-scale prototype device during the third quarter of 2010;

•	we plan on submitting the iGlucose 510(k), including required research study and validation data, to the FDA by the end of 2010;
•	we plan to focus our marketing efforts on partnering with heath care providers and exchanges, physician groups, EMR system vendors, and insurers to use Health Link as a PHR provided to their patients;
•	we seek to partner with pharmaceutical companies who wish to communicate with their online community through various forms of value added content and advertising;
•	we intend to continue to explore potential strategic transactions with third parties in the healthcare, identification, animal health, and other sectors;
•

we intend to recognize revenue from consignment sales, if any, when all of the criteria listed under Note 1, “Revenue Recognition,” in our notes to financial statements have been met and after receipt of notification of such product sales from distributor’s customers;

•	we are a party to various legal actions arising in the ordinary course of business, none of which we expect will have a material adverse effect on our business;
•	we intend to continue the development of the Rapid Flu Detection system, and other health related products, built on our core intellectual property;
•	we expect the trend of selling, general and administrative expenses to be similar on an annualized basis;
•

we believe that with the cash we have on hand and our access to cash under current financing agreements, we will have sufficient funds available to cover our cash requirements through the next twelve months; and

•	we do not expect that recently issued accounting standards will have a material effect on our financial position, results of operations or cash flows.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the period ended March 31, 2010 and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009 and include:

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

•

our ability to complete the Phase II of the Rapid Flu Detection System by the end of 2010 or at all and Phase II of the glucose-sensing microchip development program by the second half of  2010 or at all;

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

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010 and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

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

Overview

We have historically developed, marketed and sold RFID systems used for the identification of people in the healthcare market. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault, we are pursuing a strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security.

HealthID Segment

Our HealthID segment is currently focused on the development of four products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors LLC (“Receptors”), (2) iGlucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s date-capable glucometer for blood glucose data and sends that data via encrypted SMS text messaging to the iGlucose  online database, (3) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels, and (4) the rapid flu detection system, also being developed in conjunction with Receptors.

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

HealthID Segment – Recent Developments

In April 2010, we amended our Development/Master Agreement with Receptors to document the terms of Phase II development of our rapid flu detection system. We agreed to pay Receptors $160,000 and issue it 240,000 shares of restricted common stock, of which Receptors has registration rights, in exchange for completion of Phase II.

In May 2010, we filed a provisional patent application with the U.S. Patent and Trademark Office covering the interface between a radio frequency, or RF, powered resonant electromechanical drive and the fluids in the interstitial space of a patient for continuous detection of glucose levels in a patient. The interface employs a resonant electromechanical drive for mass sensing and RF communication of glucose levels. We believe this new interface represents the next evolution in the development of an implantable glucose sensor that relies on passive RF technology to continuously monitor in vivo glucose levels over an extended period of time.

In June 2010, we completed the development of a single-use capsule containing a proprietary chemical reagent that we are anticipating may enable us to accelerate the development of the Easy Check breath glucose detection system and produce a lab-scale prototype device during the third quarter of 2010.

In June 2010, we engaged Magellan Medical Technology Consultants, or Magellan, to lead the FDA submission process for our iGlucose 510(k). We and Magellan plan on submitting the iGlucose 510(k), including required clinical research study and validation data, to the FDA by the end of 2010.

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

We continue to focus on our HealthID and ID Security businesses, including the development of the glucose-sensing microchip, the Easy Check breath glucose detection system, the iGlucose wireless communication system, the rapid flu detection system, the Health Link PHR, and our operating business in identity security. We intend to continue to explore potential strategic transactions with third parties in the healthcare, identification, animal health, and other sectors.

Results of Operations

With the acquisition of Steel Vault in November 2009, the Company operates in two key segments: HealthID and ID Security.

The following are the segment results for the three months ended June 30:

2010	HealthID	ID Security	Total

Revenue	$—	$678	678
Cost of sales	—	210	210

Gross Profit	—	468	468

Operating expenses:

Selling, general and administrative	2,647	1,173	3,820
Research and development	493	—	493

Total operating expenses	3,140	1,173	4,313

Operating loss	(3,140)	(705)	(3,845)

(Interest expense) / other income, net	(18)	—	(18)

Loss from continuing operations	$(3,158)	$(705)	(3,863)

2009	HealthID	ID Security	Total

Revenue	$49	$—	49
Cost of sales	19	—	19

Gross Profit	30	—	30

Operating expenses:

Selling, general and administrative	935	—	935
Research and development	—	—	—

Total operating expenses	935	—	935

Operating loss	(905)	—	(905)

Interest / other income, net	4,396	—	4,396

Income from continuing operations	$3,491	$—	3,491

The following are the segment results for the six months ended June 30:

2010	HealthID	ID Security	Total

Revenue	$75	$1,276	1,351
Cost of sales	45	381	426

Gross Profit	30	895	925

Operating expenses:

Selling, general and administrative	4,834	2,766	7,600
Research and development	1,031	—	1,031

Total operating expenses	5,865	2,766	8,631

Operating loss	(5,835)	(1,871)	(7,706)

(Interest expense) / other income, net	(6)	3	(3)

Loss from continuing operations	$(5,841)	$(1,868)	(7,709)

2009	HealthID	ID Security	Total

Revenue	$57	$—	57
Cost of sales	19	—	19

Gross Profit	38	—	38

Operating expenses:

Selling, general and administrative	2,304	—	2,304
Research and development	—	—	—

Total operating expenses	2,304	—	2,304

Operating loss	(2,266)	—	(2,266)

Interest / other income, net	4,408	—	4,408

Income from continuing operations	$2,142	$—	2,142

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

HealthID Segment

Revenue

Revenue was nil for the three months ended June 30, 2010 compared to $49,000 for the three months ended June 30, 2009. The 2009 revenue was attributable primarily to the sale of the Company’s VeriTrace systems.

Gross Profit and Gross Profit Margin

Our cost of sales consists of finished goods and inventory valuation charges. The microchips used in our VeriMed system as well as our new 8 millimeter microchips are purchased as finished goods under the terms of our former agreement with Digital Angel Corporation.

We had a gross profit of nil in 2010 compared to a gross profit of $30,000 in 2009. The 2009 revenue was attributable primarily to the sale of the Company’s VeriTrace systems.

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

Selling, general and administrative expense increased by $1.7 million to $2.6 million for the three months ended June 30, 2010 compared to $0.9 million for the three months ended June 30, 2009. This increase was primarily a result of the increase of $0.6 million in share-based compensation, an increase of depreciation and amortization expense of approximately $0.4 million, and additional costs in 2010 of approximately $0.2 million related to the Socius financing.

Research and Development

Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expense was $0.5 million for the three months ended June 30, 2010 compared to nil for the three months ended June 30, 2009. Our research and development costs represent payments to our project partner and acquisition of in process research and development.

ID Security Segment

The ID Security segment reflects the results of National Credit Report.com from the acquisition of Steel Vault on November 10, 2009.

Revenue

Revenue of $0.7 million for the three months ended June 30, 2010 resulted from sales of our identity security products through our National Credit Report.com subsidiary. At June 30, 2010, the Company had approximately 24,000 subscribers for its credit monitoring services compared to approximately 9,000 subscribers at November 10, 2009, the date of the Steel Vault Merger. Annualizing the revenue would not be indicative of the results of the Company due to the upward trend in subscribers.

Gross Profit and Gross Profit Margin

Cost of sales consists primarily of the costs related to purchasing the data, reporting and monitoring services from our supplier in order to provide services to our customers.

We had a gross profit of $0.5 million for the three months ended June 2010 from our identity security products through National Credit Report.com. Annualizing gross profit would not be indicative of trend or pattern due to the Company’s upward trend and growth in subscribers.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation for employees in sales, marketing and operational functions, including finance and accounting. Other significant costs include professional fees for accounting and legal services, and consulting fees.

Selling, general and administrative expense for the three months ended June 30, 2010 was $1.2 million. The Company expects the trend of selling, general and administrative expense to be similar on an annualized basis.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

HealthID Segment

Revenue

Revenue was $75,000 for the six months ended June 30, 2010 compared to $57,000 for the six months ended June 30, 2009. The increase in revenue was attributable primarily to the sale of our new 8 millimeter microchips to a medical device partner.

Gross Profit and Gross Profit Margin

Our cost of sales consists of finished goods and inventory valuation charges. The microchips used in our VeriMed system as well as our new 8 millimeter microchips are purchased as finished goods under the terms of our former agreement with Digital Angel Corporation.

We had a gross profit of $30,000 in 2010 compared to a gross profit of $38,000 in 2009. This increase is attributed to the sale of 8-millimeter microchips to a medical device partner.

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

Selling, general and administrative expense increased by $2.5 million to $4.8 million for the six months ended June 30, 2010 compared to $2.3 million for the six months ended June 30, 2009. This increase was primarily a result of the increase in share-based compensation from $0.4 million in the six months ended June 30, 2009 to $1.8 million in the six months ended June 30, 2010.

Selling, general and administrative expense included depreciation and amortization expense of approximately $0.9 million and $11,000 for the six months ended June 30, 2010 and 2009, respectively. The increase is primarily from the amortization of intangibles from the Steel Vault merger.

Research and Development

Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expense was $1.0 million for the six months ended June 30, 2010 compared to nil for the six months ended June 30, 2009. Our research and development costs represent payments to our project partner and acquisition of in process research and development.

ID Security Segment

The ID Security segment reflects the results of National Credit Report.com from the acquisition of Steel Vault on November 10, 2009.

Revenue

Revenue of $1.3 million for the six months ended June 30, 2010 resulted from sales of our identity security products through our National Credit Report.com subsidiary. At June 30, 2010, the Company had approximately 24,000 subscribers for its credit monitoring services compared to approximately 9,000 subscribers at November 10, 2009, the date of the Steel Vault Merger. Annualizing the revenue would not be indicative of the results of the Company due to the upward trend in subscribers.

Gross Profit and Gross Profit Margin

Cost of sales consists primarily of the costs related to purchasing the data, reporting and monitoring services from our supplier in order to provide services to our customers.

We had a gross profit of $0.9 million for the six months ended 2010 from our identity security products through National Credit Report.com. Annualizing gross profit would not be indicative of trend or pattern due to the Company’s upward trend and growth in subscribers.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation for employees in sales, marketing and operational functions, including finance and accounting. Other significant costs include professional fees for accounting and legal services, and consulting fees.

Selling, general and administrative expense for the six months ended June 30, 2010 was $2.8 million. The Company expects the trend of selling, general and administrative expense to be similar on an annualized basis.

Liquidity and Capital Resources

As of June 30, 2010, unrestricted cash totaled $5.4 million compared to unrestricted cash of approximately $6.4 million at December 31, 2009.

Cash Flows Used in Operating Activities

Net cash used in operating activities totaled $3.6 million and $1.6 million during the six months ended June 30, 2010 and 2009, respectively. For each of the periods presented, cash was used primarily to fund operating losses, and payments of accounts payable and accrued expenses.

Cash Flows from Investing Activities

Investing activities used cash of $23,000 and $504,000 during the six months ended June 30, 2010 and 2009, respectively, which was used to purchase equipment. In the six months ended June 2009, cash was primarily used to purchase a $0.5 million secured convertible promissory note from Steel Vault.

Cash Flows from Financing Activities

Financing activities provided cash of $2.5 million and nil during the six months ended June 30, 2010 and 2009, respectively. In 2010, $2.3 million was provided by the Socius equity financing further discussed below and $0.4 million was provided from the issuance of common shares from option exercises.

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

Financial Condition

As of June 30, 2010, we had working capital of approximately $3.7 million and an accumulated deficit of $61.4 million compared to a working capital of approximately $5.2 million and an accumulated deficit of approximately $53.7 million as of December 31, 2009. The decrease in working capital was primarily due to operating losses, described above.

We believe that with the cash we have on hand and our access to cash under current financing agreements, we will have sufficient funds available to cover our cash requirements through the next twelve months.

Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010.  We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The adoption of the provisions of ASU 2010-01 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU No. 2010 - 17 – Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.  This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011.  We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2010 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth in Note 7 to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q is incorporated herein by reference.

Item 2.	Unregistered Sale of Equity Securities.

During the three months ended June 30, 2010, we issued the following shares of our common stock that were not registered under the Securities Act of 1933, as amended:

On April 30, 2010, we issued 16,000 shares of our common stock to Artemis, in connection with the execution of a consulting agreement.

On May 13, 2010, we issued 2,729,452 shares upon the conversion of the Preferred Stock under the Optimus Purchase Agreement.

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

POSITIVEID CORPORATION (Registrant)
Date: August 13, 2010	By:	/s/ William J. Caragol
William J. Caragol
President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009(1)
3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010(2)
4.1		Form of Specimen Common Stock Certificate (2)
10.1		First Amendment to Development/Master Agreement, dated April 22, 2010, between PositiveID Corporation and Receptors LLC(1)
10.2		Preferred Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius Capital Group, LLC(3)
10.3		Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius CG II, Ltd. (3)
31.1	*	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on May 6, 2010.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on April 29, 2010.