Form 10-Q
period 2010-09-30
POSITIVEID Corp
filed 2010-11-12
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 8, 2010 is as follows:

Class	Number of Shares

Common Stock: $0.01 Par Value	30,269,405

POSITIVEID CORPORATION

TABLE OF CONTENTS

PART I — CONDENSED FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets — September 30, 2010 (unaudited) and December 31, 2009	1

Condensed Consolidated Statements Of Operations and Comprehensive Income — Three and Nine Months Ended September 30, 2010 and 2009 — Unaudited	2

Condensed Consolidated Statement Of Stockholders’ Equity — Nine Months Ended September 30, 2010 — Unaudited	3

Condensed Consolidated Statements Of Cash Flows — Nine Months Ended September 30, 2010 and 2009 — Unaudited	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION	30

Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 5. Other Information	30
Item 6. Exhibits	31

SIGNATURE	32

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements.

POSITIVEID CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data and par value)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash	$3,301	$6,423
Prepaid expenses and other current assets	292	193

Total Current Assets	3,593	6,616

Equipment, net of accumulated depreciation	126	122
Intangibles	518	—
Other assets	31	34
Goodwill	2,450	4,200

	$6,718	$10,972

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$818	$576
Accrued expenses and other current liabilities	1,109	775
Accrued preferred stock dividend payable	94	90

Total Current Liabilities	2,021	1,441

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares of $.001 par value; 230 and nil Series B preferred shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively (liquidation preference of $2,300 and nil at September 30, 2010 and December 31, 2009, respectively)	—	—
Common stock, authorized 70,000,000 shares of $.01 par value; issued and outstanding 30,269,405 and 21,840,433 shares at September 30, 2010 and December 31, 2009, respectively	302	218
Additional paid-in capital	72,702	63,018
Accumulated deficit	(65,202)	(53,705)
Notes receivable for shares issued	(3,105)	—

Total Stockholders’ Equity	4,697	9,531

	$6,718	$10,972

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$972	$104	$2,323	$161
Cost of goods sold	427	35	853	54

Gross profit	545	69	1,470	107

Operating expenses:
Selling, general and administrative	4,156	858	11,756	3,162
Research and development	198	—	1,229	—

Total operating expenses	4,354	858	12,985	3,162

Operating loss	(3,809)	(789)	(11,515)	(3,055)

Other income	21	31	18	55
Gain on sale of Xmark Corporation	—	—	—	4,385

Total other income	21	31	18	4,440

Net (loss) income	(3,788)	(758)	(11,497)	1,385
Preferred stock dividend	(58)	—	(94)	—

Net (loss) income attributable to common stockholders	$(3,846)	(758)	$(11,591)	1,385

Earnings per common share — Basic

Net (loss) income attributable to common stockholders per common share	$(0.15)	$(0.06)	$(0.50)	$0.11

Weighted average number of shares outstanding	26,137	12,344	23,292	12,275

Earnings per common share — Diluted

Net (loss) income attributable to common stockholders per common share	$(0.15)	$(0.06)	$(0.50)	$0.11

Weighted average number of shares outstanding	26,137	12,344	23,292	12,911

Net (loss) income	$(3,788)	$(758)	$(11,497)	$1,385
Other comprehensive income	—	215	—	238

Comprehensive (loss) income	$(3,788)	$(543)	$(11,497)	$1,623

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2010

(In thousands)

(Unaudited)

					Additional		Notes Receivable	Total
	Preferred Shares		Common Shares		Paid-in	Accumulated	For	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Shares Issued	Equity

Balance December 31, 2009	462	—	21,840	$218	$63,018	$(53,705)	$—	$9,531
Net loss	—	—	—	—	—	(11,497)	—	(11,497)
Share-based compensation	—	—	2,364	24	3,709	—	—	3,733
Issuance of shares from option exercises	—	—	719	7	352	—	—	359
Reversal of accrued dividend for Preferred Series A shares	—	—	—	—	89	—	—	89
Accrual of dividend for Preferred Series B shares	—	—	—	—	(94)	—	—	(94)
Shares issued for Preferred Series A conversion	(462)	—	2,700	27	(27)	—	—	—
Shares issued in connection with interest expense on Preferred Series A conversion	—	—	29	—	35	0	—	35
Issuance of Preferred Series B shares, net of $110 for financing costs	230	—	—	—	2,190	—	—	2,190
Issuance of shares for note receivable	—	—	1,717	17	2,283	—	(2,300)	—
Issuance of shares for note receivable upon warrant exercise	—	—	600	6	799	—	(805)	—
Shares issued for the acquisition of Easy Check Medical Diagnostics, LLC assets	—	—	300	3	348	—	—	351

Balance September 30, 2010	230	—	30,269	$302	$72,702	$(65,202)	$(3,105)	$4,697

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(11,497)	$1,385
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,256	21
Share-based compensation	3,733	511
Write-off of acquired in-process research and development	351	—
Gain on sale of Xmark Corporation	—	(4,385)
Issuance of shares for settlement of litigation	—	250
Non cash interest income	(26)	(37)
Non cash interest expense	35	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(71)	(41)
Increase (decrease) in accounts payable and accrued expenses	576	(302)
Net cash used in discontinued operations	—	(60)

Net cash used in operating activities	(5,643)	(2,658)

Cash flows from investing activities:
Purchase of equipment	(28)	(7)
Sale of Xmark Corporation	—	4,434
Investment in note receivable	—	(500)

Net cash (used in) provided by investing activities	(28)	3,927

Cash flows from financing activities:
Equity financing, net of fees	2,190	—
Proceeds from exercise of stock options	359	—

Net cash provided by financing activities	2,549	—

Net (decrease) increase in cash	(3,122)	1,269
Cash, beginning of period	6,423	3,229

Cash, end of period	$3,301	$4,498

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

HealthID Segment

Our HealthID segment is currently focused on the development of four products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors LLC (“Receptors”), (2) iGlucoseTM, a stand-alone, self-contained unit that automatically queries a diabetic user’s date-capable glucometer for blood glucose data and sends that data via encrypted SMS text messaging to the iGlucose online database, (3) Easy CheckTM, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels, and (4) the rapid flu detection system, also being developed in conjunction with Receptors.

Our HealthID segment also includes the VeriMed system, which uses an implantable passive RFID microchip (the “VeriChip”) that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the U.S. Food and Drug Administration ("FDA") cleared our VeriMed system for use in medical applications in the United States.

HealthID Segment – Recent Developments

In July 2010, we announced the completion of the design of our prototype handheld Easy Check Breath Glucose Detection Device and plan to complete the development of the prototype unit by the end of 2010. The small unit, measuring approximately 5.5 inches by 4.5 inches, utilizes a single-use capsule containing a proprietary reagent that triggers a chemical reaction that can be immediately measured and correlated to blood glucose levels.

In August 2010, we filed a provisional patent application with the U.S. Patent and Trademark Office for an insulin pen tracking and recording device. The Insulin Tracker, a microprocessor-controlled device that slides onto standard insulin pens, enables diabetes patients to automatically track and record the amount of insulin they inject, including the time and date of each injection. The data is communicated from the Insulin Tracker's memory, along with the patient's blood glucose readings from their glucometer, to the iGlucose database. The combined data provides a more complete record of blood glucose measurements, treatments and overall diabetes management and allows patients, caregivers and physicians to monitor compliance.

In September 2010, we announced that we initiated a research study with the Diabetes Research Institute ("DRI") at the University of Miami for our glucose-sensing microchip. The study will examine the biocompatibility and functionality of a semi-permeable membrane to be used in our GlucoChip. The study is the next step in our  development, which will run in parallel to our continued laboratory testing of the glucose sensor in blood and interstitial fluid.

ID Security Segment

Our ID Security segment includes our Identity Security suite of products, sold through our NationalCreditReport.com brand and our Health Link personal health record (“PHR”) business. Our NationalCreditReport.com business was acquired in conjunction with its merger with Steel Vault in November 2009. NationalCreditReport.com offers consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, the company re-launched its Health Link PHR business. The Company plans to focus its marketing efforts on partnering with health care providers and exchanges, physicians group, Electronic Medical Record (“EMR) system vendors, and insurers to use Health Link as PHR provided to their patients. The Company will also seek to partner with pharmaceutical companies who wish to communicate with its online community through various forms of value added content and advertising.

In September 2010, we agreed to sell our Health Link personal health record business for $1 million to Health Plexus, LLC. In November 2010, we made the decision to terminate those discussions.

We continue to focus on our HealthID and ID Security businesses, including the development of the GlucoChip, the Easy Check breath glucose detection system, the iGlucose wireless communication system, the rapid flu detection system and our operating business in identity security. We intend to continue to explore potential strategic transactions with third parties in the healthcare, identification, animal health, and other sectors.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of September 30, 2010 and December 31, 2009 (the December 31, 2009 financial information included in this report has been extracted from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009), and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made.

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

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Data Subscription Services

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

Research and Development

Research and development costs are expensed as incurred and consist of development work associated with the Company’s existing and potential products. The Company’s research and development expenses relate primarily to share-based compensation to its project partner, Receptors, payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses.

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of approximately $1.6 million and an accumulated deficit of $65.2 million.  During the nine months ended September 30, 2010, we used $5.6 million to fund operating activities, primarily to fund operating losses incurred in support of our HealthID products under development.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

Until we are able to achieve operating profits, it is our intention to continue to access capital markets to fund the development of our HealthID products.  Specifically, we have a $4.2 million financing agreement in place with Socius under which we have issued $2.3 million of Series B preferred stock, leaving us with $1.9 million of current capacity under that agreement.  Additionally, we currently have an effective “shelf” registration statement on Form S-3 which registers up to $9.6 million of securities.  Because we are a small cap issuer we will be limited from time to time in our ability to use capacity under the shelf registration statement.

The Company believes that with its current working capital, its access to capital under the Socius financing agreement, and through either new capital raised under its shelf registration statement and/or by limiting its activities, reducing or delaying certain discretionary research, development and related activities, that it will have sufficient funds available to meet its working capital requirements over the next twelve months.   There can be no assurances that it will be successful in negotiating additional sources of equity or credit for its long-term capital needs.  The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows.

Loss Per Common Share and Common Share Equivalent

The Company presents basic income (loss) per common share and, if applicable, diluted income (loss) per share, pursuant to the provisions of ASC 260 “Earnings Per Share.” Basic income (loss) per common share is based on the weighted average number of common shares outstanding in each period and after preferred stock dividend requirements. The calculation of diluted income (loss) per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each period or the date issued were convertible at those dates, with preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which average period market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds.

The following were outstanding as of September 30, 2010 and 2009, and were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	For the Nine Months Ended
	September 30,
	2010	2009

Stock options	3,541	—
Restricted common stock	3,995	—
Warrants	454	—

	7,990	—

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

3. Acquisitions

Merger with Steel Vault

On September 4, 2009, the Company, VeriChip Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and Steel Vault signed an Agreement and Plan of Reorganization (the “Merger Agreement”), as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). The Merger Agreement provided for the Company’s conversion of each outstanding share of Steel Vault’s common stock into 0.5 shares of common stock of the Company. At the time the Merger Agreement was signed, in September 2009, the value of the transaction was measured at $3.5 million.  At the time the Merger was consummated, the stock price of the Company was $1.71 per share as compared to $0.65 during September 2009 when the Merger Agreement was executed. As a result, at the time the transaction closed, in November 2009, the value of the transaction amounted to $13.7 million as compared to approximately $3.5 million at the time the Merger Agreement was signed in September 2009. The purchase price includes Steel Vault’s approximately 6,696,000 stock options and 908,000 warrants outstanding which were converted into 3,349,000 options and 454,000 warrants to acquire shares of the Company’s common stock at the effective exchange date rate, and which were measured at the fair value using the Black-Scholes model on the date the transaction closed.

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

The primary reasons the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill of $2.5 million at the time the agreement was executed, were to provide entry into the industry and growth opportunities from new or enhanced product offerings and the acquisition of the existing workforce that are not recognized as assets apart from goodwill. In addition, the Company identified intangible assets for trademarks and domain names of $500,000 with a life of 5 years, and a subscriber base of $1,250,000 with a life of 12 months. Amortization expense of $347,000 and $1.2 million was recorded for the three and nine months ended September 30, 2010, respectively, associated with the intangible assets.

Easy Check Asset Purchase

On February 11, 2010, the Company purchased the assets of Easy Check Medical Diagnostics, LLC, which was comprised of the intellectual property related to the Easy Check breath analysis system and the iGlucoseTM wireless communication system. The Company issued 300,000 shares of common stock in connection with the purchase with a fair value of $351,000 based on a stock price of $1.17. The entire purchase price was expensed as in-process research and development as the development of these projects had not yet reached technological feasibility and had no alternative future uses.  We did not purchase any tangible assets from Easy Check Medical Diagnostics, LLC.

Proforma

The results of Steel Vault have been included in the condensed consolidated statements of operations since the date of acquisition. Unaudited pro forma results of operations for the three and nine months ended September 30, 2009 are included below. Such pro forma information assumes that the Steel Vault acquisition occurred as of January 1, 2009, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the Company’s results of operations would have been had the Company and Steel Vault been combined entities during such period, nor does it purport to represent results of operations for any future periods.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	September 30, 2009	September 30, 2009

Revenue	$740	$1,215
Net income (loss) attributable to common shareholders	$(1,716)	$(2,740)
Net income (loss) attributable to common shareholders per common share — basic and diluted	$(0.10)	$(0.16)

4. Financing Agreements

Optimus

On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Capital Partners LLC doing business as Optimus Technology Capital Partners, LLC ("Optimus") under which Optimus was committed to purchase up to $10 million of convertible Preferred Stock in one or more tranches. Under the terms of the Purchase Agreement, from time to time and at the Company’s sole discretion, the Company could have presented Optimus with a notice to purchase such Preferred Stock (the “Notice”).

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

Optimus is obligated to purchase such Preferred Stock on the tenth trading day after any Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company is listed for and trading on a trading market, (ii) the representations and warranties of the Company set forth in the Purchase Agreement are true and correct as if made on each tranche date, (iii) Optimus shall have received a commitment fee of $800,000 payable only on the first tranche closing date in the event the gross proceeds from the first tranche closing exceed $800,000 and (iv) that no such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of the Company’s common stock. In the event the closing bid price of the Company’s common stock during any one or more of the nine trading days following the delivery of a Notice falls below 75% of the closing bid price on the trading day prior to the Notice date and Optimus determines not to complete the tranche closing, then the Company may, at its option, proceed to issue some or all of the applicable shares, provided that the conversion price for the Preferred Stock that is issued shall reset at the lowest closing bid price for such nine trading day period.

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

On May 12, 2010, R & R demanded the return of the 2.7 million shares loaned to Optimus. On May 13, 2010, the Company converted all of the outstanding shares of Preferred Stock into 2,729,452 shares of Company common stock, which amount included the make-whole shares.  Optimus, in turn, returned these shares to R & R in repayment of the loan. Accrued dividends through the date of conversion were adjusted through additional paid-in capital as the anniversary date requiring issuance of additional shares was not reached.

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

Commencing on the date of issuance of any such shares of Preferred Stock, holders of Preferred Stock were entitled to receive dividends on each outstanding share of Preferred Stock, which accrues in shares of Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends shall be payable upon redemption of the Preferred Stock. As of September 30, 2010, the Company had accrued dividends of $94,000.

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

5. Stockholders’ Equity

Stock Option Plans

In April 2002, the Company’s Board of Directors approved the VeriChip Corporation 2002 Flexible Stock Plan (the “VeriChip 2002 Plan”). Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 2.0 million. As of September 30, 2010, approximately 1.9 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan, and 0.3 million of the options or shares granted were outstanding as of September 30, 2010. All the outstanding options are fully vested and do not expire until seven to nine years from the vesting date. As of September 30, 2010, no SARs have been granted and 33,441 shares may still be granted under the VeriChip 2002 Plan.

On April 27, 2005, the Company’s Board of Directors approved the VeriChip Corporation 2005 Flexible Stock Plan (the “VeriChip 2005 Plan”). Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of September 30, 2010, approximately 0.3 million options and shares have been granted under the VeriChip 2005 Plan. All of the options are fully vested and do not expire until nine years from the vesting date. As of September 30, 2010, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.

On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, which was amended and restated on December 16, 2008 (the “VeriChip 2007 Plan”). Under the VeriChip 2007 Plan, the number of shares for which options, restricted shares, SARs or performance shares may be granted is 3.0 million. As of September 30, 2010, approximately 3.0 million options and shares have been granted under the VeriChip 2007 Plan. As of September 30, 2010, no SARs have been granted and 12,962 shares may be granted under the VeriChip 2007 Plan.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

On November 10, 2009, the Company adopted the VeriChip 2009 Stock Incentive Plan (the “VeriChip 2009 Plan”). Under the VeriChip 2009 Plan, the number of shares for which options, SARs or performance shares may be granted is 5.0 million. As of September 30, 2010, approximately 3.8 million options and shares have been granted under the VeriChip 2009 Plan. As of September 30, 2010, no SARs have been granted and 1.2 million shares may be granted under the VeriChip 2009 Plan.

In addition, as of September 30, 2010, 0.3 million options to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of September 30, 2010. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period from seven to nine years.

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

On November 10, 2009, pursuant to the Steel Vault Merger, approximately 6.7 million outstanding Steel Vault options were converted into 3.3 million Company options. These options were granted at exercise prices ranging from $0.36 to $2.00 per share, are fully vested and are exercisable for a period up to ten years from the vesting date.

A summary of option activity under the Company’s option plans as of September 30, 2010, and changes during the nine months then ended is presented below:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding on January 1, 2010	4,215	$1.73
Granted	85	1.08
Exercised	(718)	0.50
Forfeited	(41)	0.28

Outstanding on September 30, 2010	3,541	1.98

Exercisable on September 30, 2010 (1)	3,375	2.05

Shares available on September 30, 2010 for options and common shares that may be granted	1,267

1     The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $0.69 at September 30, 2010. As of September 30, 2010, the aggregate intrinsic value of all options outstanding was $0.5 million.

The 718,000 options exercised during the nine months ended September 2010 had a total intrinsic value of $663,000. Cash received from the option exercise was $359,000. There were no options exercised in the nine months ended September 30, 2009.

The following table summarizes information about stock options at September 30, 2010:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$0.00 to $0.36	829	8.19	$0.36	829	$0.36
$0.37 to $0.62	1,106	5.35	0.47	1,000	0.43
$0.68 to $1.99	654	2.43	0.88	594	0.76
$2.00 to $5.75	523	3.99	4.39	523	4.39
Above $5.75	429	3.34	7.78	429	7.78

	3,541	5.03	1.98	3,375	2.05

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

A summary of restricted stock outstanding as of September 30, 2010 and 2009 and changes during the nine months then ended, respectively, is presented below:

	2010	2009
Unvested at January 1	4,192	1,520
Issued	1,980	250
Vested	(2,177)	(103)
Forfeited or Expired	—	—

Unvested at September 30	3,995	1,667

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

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

2010

Expected dividend yield	—
Expected stock price volatility	100%
Risk-free interest rate	1.79%
Expected term (in years)	6.0

There were no options granted in the nine months ended September 30, 2009.

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

The Company recorded an expense, related to share-based compensation, of approximately $1.3 million and $3.7 million for the three and nine months ended September 30, 2010, and approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2009, respectively.

In December 2008, the Company authorized the grant of approximately 518,000 shares of its restricted common stock to Mr. Caragol, its then acting chief financial officer, in lieu of salary. The shares vested according to the following schedule: (i) 20% vested on the grant date, and (ii) 80% vested on January 1, 2010. Compensation expense of approximately $22,000 and $190,000 was recorded in the three and nine months ended September 30, 2009, respectively, for these shares.

In December 2008, the Company authorized the grant of approximately 602,000 shares of its restricted common stock to Mr. Silverman, its then executive chairman, in lieu of salary, which vested on January 1, 2010. Compensation expense of approximately $56,000 and $166,000 was recorded in the three and nine months ended September 30, and 2009, respectively, for these shares.

In December 2008, the Company issued 400,000 shares of its restricted common stock to members of the Board of Directors, which vested on January 1, 2010. The Company determined the value of the stock to be approximately $100,000 based on the value of its common stock on the date of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $37,000 and $110,000 in the three and nine months ended September 30, 2009, respectively, associated with this restricted stock.

In January and December 2008, the Company issued options exercisable for approximately 195,000 shares of common stock: 155,000 to employees and 40,000 to a consultant.

The Company determined the fair value of the 155,000 employee options to be $37,000 on the date of grant based on an estimate of the fair value using the Black-Scholes valuation model as described above. The fair value of the grant is being recognized as compensation expense over the vesting period. Accordingly, the compensation expense recorded in connection with these options was approximately $1,500 and $4,500 for the three and nine months ended September 30, 2010, respectively, and approximately $1,500 and $4,500 was recorded in the three and nine months ended September 30, 2009, respectively.

The Company recorded compensation expense associated with the 40,000 options to the consultant using the variable accounting method which requires the Company to re-measure the compensation expense associated with these options at the end of each reporting period until the options are vested. Accordingly, the compensation expense recorded in connection with these options was approximately $(4,000)  and $3,000 for the three and nine months ended September 30, 2010, respectively, and approximately $21,000 and $22,000 was recorded in the three and nine months ended September 30, 2009, respectively.

In September and October 2009, the Company authorized the grant of approximately 350,000 shares of its restricted common stock to a research and development partner. The Company recorded research and development expense associated with the restricted stock using the variable accounting method that requires the Company to re-measure the compensation expense associated with the restricted stock at the end of each reporting period until the restricted stock is vested. Compensation expense recorded in connection with the restricted stock for the three and nine months ended September 30, 2010 was approximately nil and $162,000, respectively. The shares were fully vested as of March 31, 2010.

In November and December 2009, the Company authorized the grant of restricted stock for approximately 375,000 shares of common stock: 50,000 to an employee and 325,000 to consultants.

The Company determined the fair value of the 50,000 shares issued to the employee to be approximately $83,000 based on the closing price of the Company’s common stock on the date of grant. The fair value of the grant will be recognized as compensation expense over the vesting period. Accordingly, the Company recognized approximately $16,000 and $46,000 in compensation expense for the three and nine months ended September 30, 2010, respectively, in connection with this grant.

The Company recorded compensation expense associated with the 325,000 shares of restricted stock issued to consultants using the variable accounting method that requires the Company to re-measure the compensation expense associated with these shares at the end of each reporting period until the shares are vested. Compensation expense recorded in connection with the shares for the three and nine months ended September 30, 2010 was approximately $1,000 and 84,000, respectively.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

In November 2009, the Company authorized the grant of 2.0 million shares of its restricted common stock to its executive officers which vest on a pro-rata basis through 2012. The Company determined the value of the stock to be $3.3 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $560,000 and $1.7 million in the three and nine months ended September 30, 2010, respectively, associated with this restricted stock.

In January 2010, the Company authorized the grant of 50,000 shares of its common stock to a consultant. The Company determined the value of the stock to be approximately $56,000 based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately nil and $56,000 in the three and nine months ended September 30, 2010, respectively, associated with this stock.

In January 2010, the Company authorized the grant of 100,000 shares of its common stock to an employee, 50% of which vested immediately and the other 50% of which will vest on July 1, 2010. The Company determined the value of the stock to be approximately $109,000 based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately nil and $109,000 in the three and nine months ended September 30, 2010, respectively, associated with this restricted stock.

In January 2010, the Company authorized the grant of 385,000 shares of its common stock to members of its Board of Directors of which 370,000 shares were restricted. The Company determined the value of the stock to be approximately $420,000 based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $107,000 and $311,000 in the three and nine months ended September 30, 2010, respectively, associated with this stock.

In February and April 2010, the Company authorized the grant of approximately 290,000 shares of its restricted common stock to a research and development partner. The Company recorded research and development expense associated with the restricted stock using the variable accounting method that requires the Company to re-measure the compensation expense associated with the restricted stock at the end of each reporting period until the restricted stock is vested. Compensation expense recorded in connection with the restricted stock for the three and nine months ended September 30, 2010 was $22,000 and $310,000, respectively.

In April 2010, the Company issued options exercisable for approximately 60,000 shares of common stock to employees. The Company determined the fair value of the options to be $66,000 on the date of grant based on an estimate of the fair value using the Black-Scholes valuation model as described above. The fair value of the grant is being recognized as compensation expense over the vesting period. Accordingly, the compensation expense recorded in connection with these options was approximately $8,000 and $14,000 for the three and nine months ended September 30, 2010, respectively.

In April 2010, the Company authorized the grant of 16,000 shares of its common stock to a consultant. The Company determined the value of the stock to be approximately $23,000 based on the value of its common stock on the dates of grant. Compensation expense recorded in connection with the restricted stock for the three and nine months ended September 30, 2010 was nil and $23,000, respectively.

In April and May 2010, the Company authorized the grant of approximately 1.4 million shares of its common stock to its employees, including the Company’s chairman and chief executive officer and its President and Chief Financial Officer.  These executives agreed to receive stock based compensation in lieu of cash for salary and a portion of their incentive compensation for the remainder of 2010. The Company determined the value of the stock to be approximately $1.9 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $500,000 and $800,000 in the three and nine months ended September 30, 2010 associated with this stock.

In June 2010, the Company extended previously fully vested options set to expire on June 28, 2010 for one year for 175,000 shares for its chief executive officer. The Company recorded compensation expense of nil and $23,000 in the three and nine months ended September 30, 2010, respectively, related to the extension.

In July 2010, the Company authorized the grant of 50,000 shares of its common stock to an employee, 50% of which will vest in July 2011 and the other 50% of which will vest in July 2012. The Company determined the value of the stock to be approximately $51,000 based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately $9,000 in the three and nine months ended September 30, 2010 associated with this restricted stock.

In July and September 2010, the Company authorized the grant of 123,000 shares of its common stock to several consultants. The Company determined the value of the stock to be approximately $108,000 based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately $108,000 in the three and nine months ended September 30, 2010 associated with this stock.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

NASDAQ Listing

On September 13, 2010, PositiveID received a letter from the Nasdaq indicating that PositiveID is not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to September 13, 2010, the bid price of its common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2) (the “Rule”).

The notification of noncompliance has no immediate effect on the listing or trading of PositiveID's common stock on the Nasdaq Capital Market.  PositiveID has 180 calendar days (or until March 14, 2011), to regain compliance with the bid price requirement.

If, at anytime before March 14, 2011, the bid price of PositiveID's common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written notification that PositiveID has achieved compliance with the Rule. However, if PositiveID does not regain compliance with the Rule by March 14, 2011, the Nasdaq staff will provide written notification that PositiveID's securities are subject to delisting.

PositiveID may be eligible for an additional compliance period if it meets the Nasdaq Capital Market initial listing standards, except for the $1.00 per share bid price requirement. If PositiveID meets the initial listing criteria, the Staff will notify PositiveID that it has been granted an additional 180 calendar day compliance period.  If PositiveID is not eligible for an additional compliance period, the Staff will notify PositiveID that its common stock will be delisted. At that time, PositiveID may appeal to the Nasdaq Listing Qualifications Panel (the "Panel"), and PositiveID would remain listed pending the Panel's decision. PositiveID cannot provide any assurance that the Panel will allow PositiveID to remain listed in the event of any appeal.

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

6. Other Comprehensive Income

Prior to the merger of the Company and Steel Vault, the Company invested $500 thousand in Steel Vault pursuant to a secured convertible promissory note.  The investment included a common stock purchase warrant given to the Company to purchase 333 thousand common shares of Steel Vault at a price of $0.30 per share.  The increase in the fair market value of $215 and $238 is recorded as other comprehensive income for the three and nine months ended September 30, 2009.

7. Income Taxes

The Company had an effective tax rate of nil for the three and nine months ended September 30, 2010 and 2009.  The Company incurred losses before taxes for the three and nine months ended September 30, 2010, for which no tax benefit was taken due to an existing valuation allowance.  During the nine months ended September 30, 2009, the Company recognized a gain of $4.4 million related to the sale of Xmark.  However, no tax provision was recorded in 2009 because of net operating loss carry-forwards.

In January 2010, the Company received a notice from the Canadian Revenue Agency (CRA), that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. The Company plans to comply with all CRA information requests. This review will cover all periods that the Company owned Xmark.

The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the three and nine months ended September 30, 2010 and 2009, there was no such interest or penalty.

8. Legal Proceedings

The Company is a party to legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on its business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against the Company relating to it or to its intellectual property rights and intellectual property licenses could have a material adverse effect on the Company’s business, financial condition and operating results.

9. Related Party Transactions

Stock Ownership

As of  November 8, 2010, Mr. Silverman beneficially owned 30.2% of the Company’s outstanding common stock, including the 1,035,000 shares and 54,000 shares underlying a warrant that are directly owned by Blue Moon Energy Partners, LLC (“Blue

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

Moon”) and 4,785,008 shares that are directly owned by R & R.  Mr. Silverman, the Company’s chief executive officer and chairman of the Board of Directors, is a manager and controls a member of Blue Moon (i.e., R & R). William J. Caragol, the Company’s president, chief financial officer and member of the Board of Directors, is a manager and member of Blue Moon.

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

10. Segments

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

ID Security Segment

Our ID Security segment focuses on selling a variety of identity security products and services primarily on a subscription basis through its subsidiary, NationalCreditReport.com. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, the company re-launched its Health Link PHR business. The Company plans to focus its marketing efforts on partnering with health care providers and exchanges, physicians group, EMR system vendors, and insurers to use Health Link as PHR provided to their patients. The Company will also seek to partner with pharmaceutical companies who wish to communicate with its online community through various forms of value added content and advertising.

In September 2010, we agreed to sell our Health Link personal health record business for $1 million to Health Plexus, LLC.  In November 2010, we made the decision to terminate those discussions.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment income as presented below.

The following is selected segment data as of and for the period ended:

As of and For the Three Months Ended September 30	HealthID	ID Security	Total From Continuing Operations

2010
Revenue	$—	$972	$972
Operating loss	(2,791)	(1,018)	(3,809)
Loss from continuing operations before income taxes	(2,771)	(1,017)	(3,788)

Total assets of continuing operations	$3,185	$3,533	$6,718

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

2009
Revenue	$104	$—	$104
Operating loss	(789)	—	(789)
Income from continuing operations before income taxes	(758)	—	(758)

Total assets of continuing operations	$5,606	$—	$5,606

As of and For the Nine Months Ended September 30	HealthID	ID Security	Total From Continuing Operations

2010
Revenue	$75	$2,248	$2,323
Operating loss	(7,741)	(3,774)	(11,515)
Loss from continuing operations before income taxes	(7,727)	(3,770)	(11,497)

Total assets of continuing operations	$3,185	$3,533	$6,718

2009
Revenue	$161	$—	$161
Operating loss	(3,055)	—	(3,055)
Income from continuing operations before income taxes	1,385	—	1,385

Total assets of continuing operations	$5,606	$—	$5,606

11. Supplementary Cash Flow Information

In the nine months ended September 30, 2010 and 2009, the Company had the following non-cash investing and financing activities:

	Nine Months Ended
	September 30,
	2010	2009
Non-cash financing and investing activities:
Accrued dividend payable	94	—

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

•

we are anticipating that the single-use capsule may enable us to accelerate the development of the Easy Check breath glucose detection system and produce a lab-scale prototype device during the third quarter of 2010;

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

•

we are a party to legal actions arising in the ordinary course of business, none of which we expect will have a material adverse effect on our business;

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Quarterly Report on Form 10-Q for the period ended March 31, 2010 and  in our Annual Report on Form 10-K for the year ended December 31, 2009 and include:

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

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report and our Quarterly Report on Form 10-Q for the period ended March 31, 2010 and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

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

HealthID Segment

Our HealthID segment is currently focused on the development of four products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors LLC (“Receptors”), (2) iGlucose TM, a stand-alone, self-contained unit that automatically queries a diabetic user’s date-capable glucometer for blood glucose data and sends that data via encrypted SMS text messaging to the iGlucose  online database, (3) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels, and (4) the rapid flu detection system, also being developed in conjunction with Receptors.

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

HealthID Segment – Recent Developments

In July 2010, we announced the completion of the design of our prototype handheld Easy Check Breath Glucose Detection Device and plan to complete the development of the prototype unit by the end of 2010. The small unit, measuring approximately 5.5 inches by 4.5 inches, utilizes a single-use capsule containing a proprietary reagent that triggers a chemical reaction that can be immediately measured and correlated to blood glucose levels.

In August 2010, we filed a provisional patent application with the U.S. Patent and Trademark Office for an insulin pen tracking and recording device. The Insulin Tracker, a microprocessor-controlled device that slides onto standard insulin pens, enables diabetes patients to automatically track and record the amount of insulin they inject, including the time and date of each injection. The data is communicated from the Insulin Tracker's memory, along with the patient's blood glucose readings from their glucometer, to the iGlucose System database. The combined data provides a more complete record of blood glucose measurements, treatments and overall diabetes management and allows patients, caregivers and physicians to monitor compliance.

In August 2010, we and our development partner Receptors LLC ("Receptors") announced our plans to develop a product to capture salmonella for detection and diagnostics, and potentially other food-borne illnesses such as E.coli.

In September 2010, we announced that we initiated a research study with the Diabetes Research Institute ("DRI") at the University of Miami for our glucose-sensing microchip. The study will examine the biocompatibility and functionality of a semi-permeable membrane to be used in our GlucoChip TM. The study is the next step in the Company's development, which will run in parallel to our continued laboratory testing of the glucose sensor in blood and interstitial fluid.

ID Security Segment

Our ID Security segment includes our Identity Security suite of products, sold through our NationalCreditReport.com brand and our Health Link personal health record business. Our NationalCreditReport.com business was acquired in conjunction with our merger with Steel Vault in November 2009. NationalCredit-Report.com offers consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, the company re-launched its Health Link PHR business. The Company plans to focus its marketing efforts on partnering with health care providers and exchanges, physicians group, Electronic Medical Record (“EMR) system vendors, and insurers to use Health Link as PHR provided to their patients. The Company will also seek to partner with pharmaceutical companies who wish to communicate with its online community through various forms of value added content and advertising.

In September 2010, we agreed to sell our Health Link personal health record business for $1 million to Health Plexus, LLC. In November 2010, we made the decision to terminate those discussions.

We continue to focus on our HealthID and ID Security businesses, including the development of the GlucoChip, the Easy Check breath glucose detection system, the iGlucose wireless communication system, the rapid flu detection system, and our operating business in identity security. We intend to continue to explore potential strategic transactions with third parties in the healthcare, identification, animal health, and other sectors.

Results of Operations

With the acquisition of Steel Vault in November 2009, the Company operates in two key segments: HealthID and ID Security.

The following are the segment results for the three months ended September 30:

2010	HealthID	ID Security	Total

Revenue	$—	$972	972
Cost of sales	—	427	427

Gross Profit	—	545	545

Operating expenses:

Selling, general and administrative	2,593	1,563	4,156
Research and development	198	—	198

Total operating expenses	2,791	1,563	4,354

Operating loss	(2,791)	(1,018)	(3,809)

(Interest expense) / other income, net	20	1	21

Loss from continuing operations	$(2,771)	$(1,017)	(3,788)

2009	HealthID	ID Security	Total

Revenue	$104	$—	104
Cost of sales	35	—	35

Gross Profit	69	—	69

Operating expenses:

Selling, general and administrative	858	—	858
Research and development	—	—	—

Total operating expenses	858	—	858

Operating loss	(789)	—	(789)

Interest / other income, net	31	—	31

Loss from continuing operations	$(758)	$—	(758)

The following are the segment results for the nine months ended September 30:

2010	HealthID	ID Security	Total

Revenue	$75	$2,248	2,323
Cost of sales	45	808	853

Gross Profit	30	1,440	1,470

Operating expenses:

Selling, general and administrative	6,542	5,214	11,756
Research and development	1,229	—	1,229

Total operating expenses	7,771	5,214	12,985

Operating loss	(7,741)	(3,774)	(11,515)

Other income	14	4	18

Loss from continuing operations	$(7,727)	$(3,770)	(11,497)

2009	HealthID	ID Security	Total

Revenue	$161	$—	161
Cost of sales	54	—	54

Gross Profit	107	—	107

Operating expenses:

Selling, general and administrative	3,162	—	3,162
Research and development	—	—	—

Total operating expenses	3,162	—	3,162

Operating loss	(3,055)	—	(3,055)

Interest / other income, net	4,440	—	4,440

Income from continuing operations	$1,385	$—	1,385

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

HealthID Segment

Revenue

Revenue was nil for the three months ended September 30, 2010 compared to $104,000 for the three months ended September 30, 2009. The 2009 revenue was attributable primarily to sales of the Company’s VeriTrace systems. Each of the four products in the HealthID segment are currently in development.  The Company does not anticipate that any on these products will achieve material commercial revenues prior to the second half of 2011.

Gross Profit and Gross Profit Margin

Our cost of sales consists of finished goods and inventory valuation charges. The microchips used in our VeriMed system as well as our new 8 millimeter microchips are purchased as finished goods under the terms of our former agreement with Digital Angel Corporation.

We had a gross profit of nil in 2010 compared to a gross profit of $69,000 in 2009. The 2009 gross profit was attributable primarily to the sale of the Company’s VeriTrace systems.

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

Selling, general and administrative expense increased by $1.7 million to $2.6 million for the three months ended September 30, 2010 compared to $0.9 million for the three months ended September 30, 2009. This increase was primarily a result of the increase of $1.1 million in share-based compensation, and legal costs in 2010 of approximately $0.2 million related to the Socius financing.

Research and Development

Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expense was $0.2 million for the three months ended September 30, 2010 compared to nil for the three months ended September 30, 2009. Our research and development costs represent payments to our project partner and acquisition of in process research and development.

ID Security Segment

The ID Security segment reflects the results of National Credit Report.com from the acquisition of Steel Vault on November 10, 2009.

Revenue

Revenue of $1.0 million for the three months ended September 30, 2010 resulted from sales of our identity security products through our National Credit Report.com subsidiary. At September 30, 2010, we had approximately 22,000 subscribers for its credit monitoring services compared to approximately 9,000 subscribers at November 10, 2009, the date of the Steel Vault Merger.  The Company does not plan to grow the subscriber base at the same rate that it did between 2009 and 2010.

Gross Profit and Gross Profit Margin

Cost of sales consists primarily of the costs related to purchasing the data, reporting and monitoring services from our supplier in order to provide services to our customers.

We had a gross profit of $0.5 million for the three months ended September 2010 from our identity security products through National Credit Report.com.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation for employees in sales, marketing and operational functions, including finance and accounting. Other significant costs include professional fees for accounting and legal services, and consulting fees.

Selling, general and administrative expense for the three months ended September 30, 2010 was $1.5 million. Selling costs in the ID Security segment are primarily variable costs driven by the cost of customer acquisition and depreciation and amortization expense of approximately $0.3 million.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

HealthID Segment

Revenue

Revenue was $75,000 for the nine months ended September 30, 2010 compared to $161,000 for the nine months ended September 30, 2009. In 2010, revenue was attributable primarily to the sale of our new 8 millimeter microchips to a medical device partner. In 2009, revenue was attributable primarily to sales of our VeriTrace systems to state and local government.

Gross Profit and Gross Profit Margin

Our cost of sales consists of finished goods and inventory valuation charges.

We had a gross profit of $30,000 in 2010 compared to a gross profit of $107,000 in 2009. In 2010, gross profit was attributable primarily to the sale of our new 8 millimeter microchips to a medical device partner. In 2009, gross profit was attributable primarily to the sale of our VeriTrace systems to state and local government.

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

Selling, general and administrative expense increased by $3.3 million to $6.5 million for the nine months ended September 30, 2010 compared to $3.2 million for the nine months ended September 30, 2009. This increase was primarily a result of the increase in share-based compensation from $0.5 million in the nine months ended September 30, 2009 to $3.7 million in the nine months ended September 30, 2010.

Research and Development

Our research and development expense consists primarily of costs associated with various projects, including testing, developing product prototypes and related expenses. Research and development expense was $1.2 million for the nine months ended September 30, 2010 compared to nil for the nine months ended September 30, 2009. Our research and development costs represent payments to our project partner and acquisition of in process research and development.

ID Security Segment

The ID Security segment reflects the results of National Credit Report.com from the acquisition of Steel Vault on November 10, 2009.

Revenue

Revenue of $2.2 million for the nine months ended September 30, 2010 resulted from sales of our identity security products through our National Credit Report.com subsidiary. At September 30, 2010, we had approximately 22,000 subscribers for its credit monitoring services compared to approximately 9,000 subscribers at November 10, 2009, the date of the Steel Vault Merger.  The Company does not plan to grow the subscriber base at the same rate that it did between 2009 and 2010.

Gross Profit and Gross Profit Margin

Cost of sales consists primarily of the costs related to purchasing the data, reporting and monitoring services from our supplier in order to provide services to our customers.

We had a gross profit of $1.4 million for the nine months ended 2010 from our identity security products through National Credit Report.com.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation for employees in sales, marketing and operational functions, including finance and accounting. Other significant costs include professional fees for accounting and legal services, and consulting fees.

Selling, general and administrative expense for the nine months ended September 30, 2010 was $5.2 million. Selling costs in the ID Security segment are primarily variable costs driven by the cost of customer acquisition and depreciation and amortization expense of approximately $1.2 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2010, unrestricted cash totaled approximately $3.3 million compared to unrestricted cash of approximately $6.4 million at December 31, 2009.

Cash Flows Used in Operating Activities

Net cash used in operating activities totaled $5.6 million and $2.7 million during the nine months ended September 30, 2010 and 2009, respectively. In 2010, cash was used primarily to fund operating losses. In 2009, cash was primarily used to fund operating losses and payments of accounts payable and accrued expenses.

Cash Flows from Investing Activities

Investing activities used cash of $28,000 and provided cash of $3.9 million during the nine months ended September 30, 2010 and 2009, respectively.   During 2010, cash was used to purchase equipment. Cash provided by investing activities included proceeds from the sale of Xmark of $4.4 million in 2009. In 2009, $0.5 million was also used to purchase a secured convertible promissory note from Steel Vault.

Cash Flows from Financing Activities

Financing activities provided cash of $2.5 million and nil during the nine months ended September 30, 2010 and 2009, respectively. In 2010, $2.3 million was provided by the Socius equity financing further discussed below and $0.4 million was provided from the issuance of common shares from option exercises.

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

Financial Condition

As of September 30, 2010, we had working capital of approximately $1.6 million and an accumulated deficit of $65.2 million compared to a working capital of approximately $5.2 million and an accumulated deficit of approximately $53.7 million as of December 31, 2009. The decrease in working capital was primarily due to the operating losses described above.

Until we are able to achieve operating profits, it is our intention to continue to access capital markets to fund the development of our HealthID products.  Specifically, we have a $4.2 million financing agreement in place with Socius under which we have issued $2.3 million of Series B preferred stock, leaving us with $1.9 million of current capacity under that agreement.  Additionally, we currently have an effective “shelf” registration statement on Form S-3 which registers up to $9.6 million of securities.  Because we are a small cap issuer we will be limited from time to time in our ability to use capacity under the shelf registration statement.

The Company believes that with its current working capital, its access to capital under the Socius financing agreement, and through either new capital raised under its shelf registration statement, and/or reducing and delaying certain research, development and related activities, that it will have sufficient funds available to meet its working capital requirements over the next twelve months. There can be no assurances that it will be successful in negotiating additional sources of equity or credit for its long-term capital needs.  The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows.

NASDAQ Listing

On September 13, 2010, PositiveID received a letter from the Nasdaq indicating that PositiveID is not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to September 13, 2010, the bid price of its common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2) (the “Rule”).

The notification of noncompliance has no immediate effect on the listing or trading of PositiveID's common stock on the Nasdaq Capital Market.  PositiveID has 180 calendar days (or until March 14, 2011), to regain compliance with the bid price requirement.

If, at anytime before March 14, 2011, the bid price of PositiveID's common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written notification that PositiveID has achieved compliance with the Rule. However, if PositiveID does not regain compliance with the Rule by March 14, 2011, the Nasdaq staff will provide written notification that PositiveID's securities are subject to delisting.

PositiveID may be eligible for an additional compliance period if it meets the Nasdaq Capital Market initial listing standards, except for the $1.00 per share bid price requirement. If PositiveID meets the initial listing criteria, the Staff will notify PositiveID that it has been granted an additional 180 calendar day compliance period.  If PositiveID is not eligible for an additional compliance period, the Staff will notify PositiveID that its common stock will be delisted. At that time, PositiveID may appeal to the Nasdaq Listing Qualifications Panel (the "Panel"), and PositiveID would remain listed pending the Panel's decision. PositiveID cannot provide any assurance that the Panel will allow PositiveID to remain listed in the event of any appeal.

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

Item 4.     Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2010. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of September 30, 2010 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.

The information set forth in Note 8 to the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q is incorporated herein by reference.

Item 1A.     Risk Factors.

Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and Item 1A to Part II of our Quarterly Report on Form 10-Q for the period ended March 31, 2010  include a detailed discussion of other risk factors that could materially affect our business, financial condition or future results.

During the quarter ending September 30, 2010, PositiveID failed to meet applicable Nasdaq Stock Market requirements. If in the future PositiveID were to fail to meet one of these requirements, its stock could be delisted by the Nasdaq Stock Market. If delisting occurs, it would adversely affect the market liquidity of its common stock and harm its businesses.

On September 13, 2010, PositiveID received a letter from the Nasdaq indicating that PositiveID is not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to September 13, 2010, the bid price of its common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2) (the “Rule”).

The notification of noncompliance has no immediate effect on the listing or trading of PositiveID's common stock on the Nasdaq Capital Market.  PositiveID has 180 calendar days (or until March 14, 2011), to regain compliance with the bid price requirement.

If, at anytime before March 14, 2011, the bid price of PositiveID's common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written notification that PositiveID has achieved compliance with the Rule. However, if PositiveID does not regain compliance with the Rule by March 14, 2011, the Nasdaq staff will provide written notification that PositiveID's securities are subject to delisting.

PositiveID may be eligible for an additional compliance period if it meets the Nasdaq Capital Market initial listing standards, except for the $1.00 per share bid price requirement. If PositiveID meets the initial listing criteria, the Staff will notify PositiveID that it has been granted an additional 180 calendar day compliance period.  If PositiveID is not eligible for an additional compliance period, the Staff will notify PositiveID that its common stock will be delisted. At that time, PositiveID may appeal to the Nasdaq Listing Qualifications Panel (the "Panel"), and PositiveID would remain listed pending the Panel's decision. PositiveID cannot provide any assurance that the Panel will allow PositiveID to remain listed in the event of any appeal.

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

Item 2.     Unregistered Sale of Equity Securities.

During the three months ended September 30, 2010, we issued the following shares of our common stock that were not registered under the Securities Act of 1933, as amended:

On September 20, 2010, we issued 12,500 shares of our common stock to an advisor, in connection with the execution of a consulting agreement.

The shares of common stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 5.     Other Information.

Executive Employment and Non-Compete Agreements

On November 10, 2010, the Company’s compensation committee (the “Compensation Committee”) approved a five year employment and non-compete agreement for Scott R. Silverman, our Chairman of the Board and Chief Executive Officer, and a five year employment and non-compete agreement for William J. Caragol, our President and Chief Financial Officer. Beginning in 2011, Mr. Silverman and Mr. Caragol will receive a base salary of $375,000 and $225,000, respectively.  Each executive's base salary will increase a minimum of 5% per annum during each calendar year of the term.  During the term, each executive shall receive a minimum annual bonus for each calendar year of the term in an amount equal to a minimum of one (1) times such executive’s base salary.  Additionally, the Compensation Committee has the authority to approve a discretionary bonus for each year of the term. Each of Mr. Silverman and Mr. Caragol will receive 1,000,000 and 750,000 shares of restricted stock, respectively, under the PositiveID Corporation 2009 Stock Incentive Plan. These restricted shares will vest according to the following schedule: (i) 50% vest on January 1, 2012; and (ii) 50% vest on January 1, 2013. Mr. Silverman’s and Mr. Caragol’s rights and interests in the unvested portion of the restricted stock are subject to forfeiture in the event they resign prior to January 1, 2013 or are terminated for cause prior to January 1, 2013, with said cause being defined as a conviction of a felony or such person being prevented from providing services to the Company as a result of such person’s violation of any law, regulation and/or rule. Mr. Silverman and Mr. Caragol are entitled to Company-paid health insurance and disability insurance, non-allocable expenses of $45,000 and $25,000, respectively, and each are entitled to use of an automobile leased by the Company and other automobile expenses, including insurance, gasoline and maintenance costs.  If Mr. Silverman’s or Mr. Caragol’s employment is terminated prior to the expiration of the term of their respective employment agreements, certain significant payments become due to such executives. The amount of such significant payments depends on the nature of the termination. In addition, the employment agreements contain a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control and three times the then current base salary and three times the average bonus paid to Mr. Caragol for the three full calendar years immediately prior to the change of control.  Any outstanding stock options or restricted shares held by such executive as of the date of his termination or a change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option.  Upon a change of control, the Company shall continue to pay all leases payments on the vehicle then used by executive. The employment agreements also contain non-compete and confidentiality provisions which are effective from the date of employment through two years from the date the employment agreements are terminated.

Item 6.      Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POSITIVEID CORPORATION (Registrant)

Date: November 12, 2010	By:	/s/ William J. Caragol
William J. Caragol
President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009(1)
3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010(2)
3.3		Certificate of Elimination to Eliminate the Series A Preferred Stock of PositiveID Corporation(3)

4.1		Form of Specimen Common Stock Certificate (2)
10.1*		PositiveID Corporation Employment and Non-Compete Agreement between the Company and Scott R. Silverman dated November 11, 2010
10.2*		PositiveID Corporation Employment and Non-Compete Agreement between the Company and William J. Caragol dated November 11, 2010

31.1	*	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on May 6, 2010.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on October 15, 2010.