Form 10-K
period 2010-12-31
POSITIVEID Corp
filed 2011-03-25
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the Nasdaq Stock Market on June 30, 2010 was $17,810,617. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 21, 2011, 37,265,076 shares of our common stock were outstanding.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

•

that the interface between a radio frequency, or RF, powered resonant electromechanical drive and the fluids in the interstitial space of a patient for continuous detection of glucose levels in a patient represents the next evolution in the development of an implantable glucose sensor that relies on passive RF technology to continuously monitor in vivo glucose levels over an extended period of time;

•

that the development of a single-use capsule containing a proprietary chemical reagent may enable us to accelerate the development of the Easy Check breath glucose detection system and produce a prototype device during the third quarter of 2011;

•

that our partnership with Voxiva, Inc. will create an innovative, end-to-end wireless diabetes management solution, which we intend to market beginning in the second half of 2011;

•

that we plan on focusing our marketing efforts on partnering with healthcare providers and exchanges, physician group, Electronic Medical Record system vendors, and insurers to use Health Link as PHR provided to their patients;

•

that we intend to continue to explore strategic transactions with third parties in the healthcare, identification, animal health, and other sectors;

•

our ability to improve diabetics’ lives while helping them manage their healthy glucose levels, thereby decreasing the risk of diabetes-related complications and reducing medical costs;

•

that the successful development and commercialization of our glucose-sensing microchip could negate the need for diabetics to draw blood samples multiple times each day;

•

that Phase II will optimize candidate glucose-sensing systems for sensitivity and selectivity incorporating model matrices into the screen and workflow process and that Phase II will optimize the binding environment and competitor agent synthesis, test cut-off membrane technology and demonstrate a bench-scale fluorescence system prototype;

•

that  rapid sub-type classification of flu strains at the point of care will allow for improved treatment, thereby discouraging antibiotic overuse, preventing central lab overloading and improving overall health outcomes, and that the rapid flu sub-type test will give an early warning of the rise of new sub-types of influenza so that containment measures can be implemented and pandemic proportions can be avoided;

•

that the wireless handheld scanner could make the VeriMed system an important identification tool for EMT and other emergency personnel outside the emergency room setting, and that the use of the VeriMed system has the potential to improve patient care, enhance productivity and lower costs;

•

that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

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

•

that the use of a heavy molecule to generate a chemical reaction that can be reliably measured may prove the close correlation between acetone concentration found in a patient’s exhaled breath and glucose found in his or her blood and the possible elimination of a patient’s need to prick his or her finger multiple times per day to get a blood sugar reading;

•

that we expect commercial sale of our new 8 millimeter microchips in the second half of 2011;

•

that we expect to begin sales and or revenue generation from either or both of the iglucose and flu detection system by the end of 2011, and that the revenue streams in 2011 are not expected to be material;

•

that we intend to submit our 510(k) application for iglucose during the second quarter of 2011 to the United States Food and Drug Administration;

•

that based on the Company’s review of the correspondence and evaluation of the supporting detail involving the Canada Revenue Agency audit, it does not believe that the ultimate resolution of this dispute will have a material negative impact on the Company’s historical tax liabilities, its current financial position or results of operations;

•

the expectation that operating losses will continue during the next twelve months, and that until we are able to achieve profits, we intend to continue to try to access the capital markets to fund the development of our HealthID products; and

•

that we believe that with our current working capital, our access to capital under the amended Optimus financing agreement, and through either new capital raised under our shelf registration statement, and/or reducing and delaying certain research, development and related activities, that we will have sufficient funds available to meet our working capital requirements over the next twelve months.

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

•

our ability to fund our operations and continued development of our products, including the Rapid Flu Detection System, the GlucoChip glucose-sensing microchip, the Easy Check breath glucose detection system and the iglucose wireless communication system;

•

our ability to complete the Phase II of the Rapid Flu Detection System and Phase II of the glucose-sensing microchip development program;

•

our ability to pursue our strategy to offer identification tools and technologies for consumers and businesses;

•

our ability to maximize the amount of capital that we will have available to pursue business opportunities in the healthcare sector;

•

our ability to successfully develop and commercialize the Easy Check breath glucose detection system and the iglucose wireless communication device and the glucose-sensing microchip, and the market acceptance of these devices and the microchip;

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

•

our ability to continue listing our common stock on the Nasdaq Stock Market;

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

•

our ability to provide uninterrupted, secure access to the Health Link, NationalCreditReport and VeriMed databases; and

•

our ability to establish and maintain proper and effective internal accounting and financial controls.

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

PART I

ITEM 1. BUSINESS

The Company

PositiveID Corporation, formerly known as VeriChip Corporation, was formed as a Delaware corporation by Digital Angel Corporation, or Digital Angel, in November 2001. In January 2002, we began our efforts to create a market for radio frequency identification, or RFID, systems that utilize our human implantable microchip. During the first half of 2005 we acquired two businesses focused on providing RFID systems for healthcare applications. Those businesses (EXi Wireless and Instantel) were merged in 2007 to form Xmark Corporation (“Xmark”), which was a wholly owned subsidiary of ours. On February 14, 2007, we completed our initial public offering in which we sold 3,100,000 shares of our common stock at $6.50 per share.

On July 18, 2008, we completed the sale of all of the outstanding capital stock of Xmark, which at the time was principally all of our operations, to Stanley Canada Corporation, a wholly-owned subsidiary of The Stanley Works. The sale transaction was closed for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million, which was adjusted to $2.8 million at settlement of the escrow. Under the terms of the stock purchase agreement, $43.4 million of the proceeds were paid at closing and $4.4 million was released from escrow in July 2009. As a result, we recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until 2009 when the escrow was settled.

Following the completion of the sale of Xmark to Stanley Canada Corporation, we retired all of our outstanding debt for a combined payment of $13.5 million and settled all contractual payments to Xmark’s and our officers and management for $9.1 million. On August 28, 2008, we paid a special dividend to our stockholders of $15.8 million.

On November 12, 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively are referred to as, “Digital Angel.” The terms of the APA included our purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. We also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to our health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. We paid Digital Angel $500,000 at the closing of the APA, which was recorded in the financials as research and development expense.

Also, on November 12, 2008, R & R Consulting Partners LLC, a company controlled by our Chairman and Chief Executive Officer, purchased 5,355,556 shares of common stock from Digital Angel, at which point in time Digital Angel ceased being a stockholder.

On September 4, 2009, we, VeriChip Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (the “Acquisition Subsidiary”), and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), signed an Agreement and Plan of Reorganization (the “Merger Agreement”), dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming our wholly-owned subsidiary (the “Merger”). Upon the consummation of the Merger, each outstanding share of Steel Vault’s common stock, warrants and options was converted into 0.5 shares of our common stock, warrants and options. At the closing of the Merger, we changed our name to PositiveID Corporation, and changed our stock ticker symbol with Nasdaq to “PSID” effective November 11, 2009.

In February 2010, we acquired the assets of Easy Check Medical Diagnostics, LLC, which included the Easy Check breath glucose detection system and the iglucose wireless communication system. These products are currently under development. In exchange for the assets, we issued 300,000 shares of our common stock valued at approximately $351,000. Additional payment in the form of shares (maximum 200,000 shares) and product royalties may be paid in the future based on successful patent grants and product or license revenues.

In 2010 and 2011, we entered into financing transactions pursuant to which we offered shares of our Preferred Stock.  Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” for more information regarding these transactions.

Our principal executive offices are located at 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445. Our telephone number is (561) 805-8008. Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K, we are referring to PositiveID Corporation and its consolidated subsidiaries.

VeriChip, Health Link, VeriMed, VeriTrace, and NationalCreditReport.com are our registered trademarks. GlucoChip, iglucose, Wireless Body and Easy Check are our trademarks. This Annual Report on Form 10-K contains trademarks and trade names of other organizations and corporations.

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

Overview

We have historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used in the healthcare market for the identification of people. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault, we focused our strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security. Beginning in early 2011, we ceased acquiring new subscribers to our identity security and credit reporting businesses and, accordingly, we anticipate that our revenues from this segment in 2011 will decline significantly from 2010 amounts. Beginning in early 2011 we have further focused our strategy on the growth of our HealthID segment, including the continued successful development of our GlucoChip, our Easy Check breath glucose measurement device, our iglucose wireless system, and potential strategic acquisition opportunities of businesses that are complimentary to our HealthID business.

HealthID Segment

Our HealthID segment is currently focused on the development of four products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property, which is being developed in conjunction with Receptors LLC (“Receptors”), (2) iglucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s data-capable glucometer for blood glucose data and sends that data via encrypted text messaging to the iglucose online database, (3) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels, and (4) the rapid flu detection system, also being developed in conjunction with Receptors.

Our HealthID segment also includes the VeriMed system, which uses an implantable passive RFID microchip (the “VeriChip”) that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the U.S. Food and Drug Administration ("FDA") cleared our VeriMed system for use in medical applications in the United States.  The Company has not actively marketed its VeriMed system since early 2008.

HealthID Segment – Recent Developments

In February 2010, we acquired the assets of Easy Check Medical Diagnostics, LLC, including the Easy Check breath glucose detection system and the iglucose wireless communication system. These products are currently under development.

In February 2010, we successfully completed Phase I development of our rapid virus detection system, a non-invasive, point-of-care test to test patient samples and identify various forms of influenza within minutes. In Phase I development of the virus detection system, which utilizes our exclusively licensed Receptors’ CARA™ (Combinatorial Artificial Receptor Array) platform, we successfully achieved proof-of-concept. CARA support and complementary competitor agents were developed to detect the presence of influenza in a model nasal wash matrix. The fluorescently labeled competitor agents compete for binding to the CARA support surface. When competitor agents are displaced from the CARA surface by virus, a fluorescent signal is produced. Model nasal wash samples that contain influenza are distinguished from samples that do not contain influenza. We are currently evaluating several strategies to pursue and monetize the development of the rapid influenza detection system during 2011.

In March 2010, we filed with the U.S. Patent and Trademark Office a non-provisional patent application for our iglucose system, currently under development, which uses wireless text messaging to automatically communicate a diabetic patient’s blood glucose levels from any data-capable glucose meter to an online database.

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

In June 2010, we completed the development of a single-use capsule containing a proprietary chemical reagent that we are anticipating may enable us to accelerate the development of the Easy Check breath glucose detection system and produce a prototype device during the third quarter of 2011.

In July 2010, we announced the completion of the design of our lab prototype handheld Easy Check Breath Glucose Detection Device, which development was completed during 2010. The small unit, measuring approximately 5.5 inches by 4.5 inches, utilizes a single-use capsule containing a proprietary reagent that triggers a chemical reaction that can be immediately measured and correlated to blood glucose levels.

In August 2010, we filed a provisional patent application with the U.S. Patent and Trademark Office for an insulin pen tracking and recording device. The Insulin Tracker, a microprocessor-controlled device that slides onto standard insulin pens, enables diabetes patients to automatically track and record the amount of insulin they inject, including the time and date of each injection. The data is communicated from the Insulin Tracker's memory, along with the patient's blood glucose readings from their glucometer, to the iglucose database. The combined data can provide a more complete record of blood glucose measurements, treatments and overall diabetes management and allows patients, caregivers and physicians to monitor compliance.

In September 2010, we announced that we initiated a research study with the Diabetes Research Institute ("DRI") at the University of Miami for our glucose-sensing microchip. The study, anticipated to begin in early 2011, will examine the biocompatibility and functionality of a semi-permeable membrane to be used in our GlucoChip. The study is the next step in our development, which will run in parallel to our continued laboratory testing of the glucose sensor in blood and interstitial fluid.

In November 2010 and February 2011, we amended our Amended and Restated Development/Master Agreement with Receptors to document further development of Phase II of our in vivo glucose sensor.  In connection therewith, we agreed to pay Receptors $60,000 and issued an additional 250,000 shares of common stock in connection with further Phase II development of an in vivo glucose sensor.

In November 2010, we announced a partnership with Voxiva, Inc. to integrate our wireless iglucose system with Voxiva’s care4lifeSM diabetes management program. We believe this will create an innovative, end-to-end wireless diabetes management solution, which we intend to market beginning in the second half of 2011.

In November 2010, we announced the launch of the the “Wireless Body” at the ID WORLD International Congress in Milan, Italy. The “Wireless Body” is an integrated, in vivo and external, smart healthcare communication system for diabetes management today and other disease management applications in the future.

In November 2010, we announced the expansion of our Wireless Body platform to include a new bio-sensor application for temperature through a partnership with RFID Solutions of Malaga, Spain to develop a temperature-sensing microchip to continuously measure temperature from within the body and communicate that reading to an external scanner.

On February 24, 2011, we issued 200,000 shares of our common stock to Easy Check Medical Diagnostics, LLC, or Easy Check, to amend the Asset Purchase Agreement, dated February 24, 2010, with Easy Check.  Prior to the amendment, we would issue 100,000 shares of common stock to Easy Check for each utility patent application grated by the Patent and Trademark Office.  The amendment caps the number of shares issuable for the patents to an aggregate of 200,000 shares of common stock and adds an additional patent application to the list. In addition, the royalties payable to Easy Check for the iglucose product and Easy Check product were reduced from 25% to 10%.

ID Security Segment

Our ID Security segment includes our Identity Security suite of products, sold through our NationalCreditReport.com brand and our Health Link personal health record (“PHR”) business. Our NationalCreditReport.com business was acquired in conjunction with our merger with Steel Vault in November 2009.  Our NationalCreditReport.com business offers consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, we re-launched our Health Link PHR business. We plan to focus our marketing efforts on partnering with health care providers and exchanges, physicians group, Electronic Medical Record (“EMR”) system vendors, and insurers to use Health Link as PHR provided to their patients.

In September 2010, we agreed to sell our Health Link personal health record business for $1 million to Health Plexus, LLC. In November 2010, we made the decision to terminate those discussions.

Beginning in early 2011, in conjunction with our focus on our HealthID businesses, including the development of the GlucoChip, the Easy Check breath glucose detection system, and the iglucose wireless communication system, we have limited our activities in our ID Security segment. Beginning in early 2011, we ceased acquiring new subscribers to our identity security and credit reporting businesses and, accordingly, we anticipate that our revenues from this segment in 2011 will decline significantly from 2010 amounts. Additionally, related costs to acquire such subscribers will also decline accordingly. However, we may continue to recruit and sell such customer acquisitions to third parties.

Our Businesses

Healthcare Products

Our Healthcare Products include the Gluco-Chip, a product that combines a glucose-sensing microtransponder based on our patent number 7,125,382 entitled “Embedded Bio-Sensor System” with an in-vivo glucose sensor. Our patent covers a bio-sensor system that utilizes RFID technology, combining wireless communication with an implantable passively-powered on-chip transponder. We have partnered with Receptors, a technology company whose AFFINITY by DESIGN™ chemistry platform can be applied to the development of selective binding products, to develop an in-vivo glucose sensor to detect glucose levels in the human body. The glucose sensor is intended to be coupled with our microchip to read blood glucose levels through an external scanner. According to the 2011 National Diabetes Fact Sheet, 25.8 million children and adults in the United States, or 8.3 percent of the population, have diabetes. Furthermore, about 1.9 million people aged 20 years or older were newly diagnosed with diabetes in 2010 in the United States. We believe the successful development and commercialization of our glucose-sensing microchip could negate the need for diabetics to draw blood samples multiple times each day to read their blood glucose levels. We further believe that patients implanted with our glucose-sensing microchip, if successfully developed, could get a rapid reading of their blood sugar with a simple wave of a handheld scanner.

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

We have also partnered with Receptors to develop a Rapid Influenza Detection System built on the same intellectual property platform used in the glucose sensing microtransponder. The Rapid Influenza Detection System is intended to initially provide two levels of identification within minutes. If developed, utilizing a simple test tube or PCR format, it is expected that the first level will prep the sample and identify the agent as a flu or non-flu virus, and that the second level of identification will classify the sub-type of flu that is present in a sample, such as H3N2 (seasonal flu), H1N1 (swine flu), etc. In February 2010, we completed Phase I development and successfully achieved proof-of-concept. CARA support and complementary competitor agents were developed to detect the presence of influenza in a model nasal wash matrix. Using multiplexed specificity, the goal of Phase II is to classify the sub-type of flu that is present in a sample. We believe rapid sub-type classification of flu strains at the point of care will allow for improved treatment, thereby discouraging antibiotic overuse, preventing central lab overloading and improving overall health outcomes. Furthermore, we believe the rapid flu sub-type test will give an early warning of the rise of new sub-types of influenza so that containment measures can be implemented and pandemic proportions can be avoided. According to the Centers for Disease Control and Prevention, each year in the United States on average, 5 percent to 20 percent of the population gets the flu and more than 200,000 people are hospitalized from seasonal  flu-related complications. Over a period of 30 years, between 1976 and 2006, estimates of flu-related deaths range from a low of about 3,000 to a high of about 49,000 people

In February 2010, we acquired certain intellectual property rights and assets of Easy Check Medical Diagnostics, LLC, to expand our portfolio of non-invasive glucose-level testing products and diabetes management tools under development. This acquisition included two products under development: the Easy Check breath glucose detection system and the iglucose wireless communication device.

The Easy Check breath glucose test, currently under development, is a non-invasive glucose detection system that measures acetone levels in a patient’s exhaled breath. The association between acetone levels in the breath and glucose is well documented, but previous data on the acetone/glucose correlation has been insufficient for reliable statistics. Easy Check’s breath glucose detection system combines a proprietary chemical mixture of sodium nitroprusside with breath exhalate, which is intended to create a new molecular compound that can be measured with its patent pending technology. We believe that the use of a heavy molecule to generate a chemical reaction that can be reliably measured may prove the close correlation between acetone concentrations found in a patient’s exhaled breath and glucose found in his or her blood. This could eliminate a patient’s need to prick his or her finger multiple times per day to get a blood sugar reading.

Our third diabetes management product under development, the iglucose system, uses wireless text messaging to automatically communicate a diabetic’s glucose readings to the iglucose online database. iglucose is intended to provide next generation, real-time data to improve diabetes management and help ensure patient compliance, data accuracy and insurance reimbursement. In addition, we believe that the iglucose wireless communication device is the first to address the Medicare requirement for durable medical equipment manufacturers and pharmacies to automatically maintain glucose level logs and records for the millions of high-frequency diabetes patients. We intend to submit our 510(k) application for iglucose during the second quarter of 2011 to the United States Food and Drug Administration for clearance.

Our VeriMed system, which includes our VeriChip, is designed to rapidly and accurately identify people who are unconscious, confused or unable to communicate at the time of medical treatment, for example, upon arrival at a hospital emergency room. The VeriChip is a passive RFID microchip, approximately the size of a grain of rice, which is implanted under the skin in a patient’s upper right arm under the supervision of a physician. The capsule is coated with a polymer, BioBondTM to form adherence to human tissue, thereby preventing migration in the body. Each microchip contains a unique 16-digit identification number. With that identification number, emergency room personnel or EMTs can securely obtain from our or a third party’s database the patient’s pre-approved information, including the patient’s name, primary care physician, emergency contact information, advance directives and, if the patient elects, other pertinent data, such as personal health records. We have not actively marketed the VeriMed system since early 2008.

Identity Security Products and Services

National Credit Report.com, LLC, or NCRC, is engaged in the consumer provision of credit reports, credit score and credit monitoring products. This business provides an easy-to-use medium for consumers to retrieve and review their credit history, as well as monitor their credit files with one or all three of the major credit reporting bureaus: Experian, Equifax and TransUnion.

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

A substantial number of our subscribers cancel their subscriptions each year. Because there is a marketing and search cost to acquire a new subscriber and produce initial fulfillment materials, subscribers typically must be retained for a number of months to cover these costs. Not all subscribers are retained for a sufficient period of time to achieve positive cash flow returns on these costs.   Beginning in early 2011, we ceased acquiring new subscribers for our identity security and credit reporting businesses.

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

According to Manhattan Research, LLC, a healthcare marketing services firm, 68% of all adults in the U.S. used the Internet in 2009 to obtain health information, compared to 64% of adults seeking such information from a doctor and 43% of adults seeking such information from friends or family members. According to Manhattan Research, the number of U.S. adults looking for health information online has increased from 63.3 million in 2002 to 157.5 million in 2009.

Patients using the Health Link PHR are responsible for inputting all of their information into our database, including personal health records, as physicians’ offices are not yet typically involved in this process. Patients can also utilize Health Link to connect with numerous EMR systems that are currently accessible through Microsoft HealthVault™ and Google Health. This interoperability will allow patients to automatically retrieve medical information and include that information, such as prescriptions from large pharmacy chains, laboratory diagnostic tests and many electronic devices (i.e. — glucose meters, blood pressure monitors and electronic scales), in their Health Link PHR.

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

Manufacturing; Supply Arrangements

We have historically outsourced the manufacturing of all the hardware components of our systems to third parties. As of March 21, 2011, we have not had material difficulties obtaining system components. We believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business. We plan to continue to outsource any manufacturing requirements of our current and under development products.

Through 2008, Digital Angel was our sole supplier of the implantable microchips, which it obtained from Raytheon Microelectronics España, a subsidiary of Raytheon Company, or RME, under the terms of a separate supply agreement which was terminated on November 12, 2008. Since that time we have been contracting with RME directly.

Our products under development include Patent No.  7,125,382 for an “Embedded Bio-Sensor System,” as well as four patents pending covering the following: (i) our Easy Check breath glucose detection device, (ii) our iglucose system, (iii) our Insulin Tracker insulin pen tracking and recording device, and (iv) the interface between a radio frequency powered resonant electromechanical drive and the fluids in the interstitial space of a patient for continuous detection of glucose levels in a patient.  Furthermore, we entered into a license agreement with Siemens AG granting us rights to utilize Siemens’ Patent No. 7,650,888, entitled "Method and System for Identification of a Medical Implant" using RFID.  We also trademarked the PositiveID, Easy Check, GlucoChip, iglucose and Wireless Body names.  During 2009 and 2010, we expensed $1.4 million and $0.4 million related to research and development and expect to continue such expenditures for the foreseeable future.

Our VeriMed product is a Class II medical device.  We expect that each of our diabetes management products will also require FDA clearance.  We expect to file a 510(k) application with the FDA related to our first product to market, iglucose, during the second quarter of 2011.

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

Regulation by the FDA

Our VeriChip microchip is a medical device subject to regulation by the FDA, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries. In October 2004, the FDA designated the VeriMed system as a Class II medical device for patient identification and health information purposes. Subject to the FDA’s regulation and 2004 guidance document referenced below, the FDA permits us to market and sell the VeriMed system in the United States for these intended uses.

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

In January 2007, the FDA published a Draft Guidance entitled “Radio-Frequency Wireless Technology in Medical Devices.” This document includes the FDA’s current recommendations regarding specific risks and limitations to be considered when developing and implementing a Quality System for medical devices using radio frequency wireless technology, as well as additional information to be included in the labeling for such devices. We believe our Quality System and labeling for our VeriMed System meet the recommendations outlined in the draft guidance.

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

Regulation of Identity Security Products

If we decide to acquire new subscribers in the future, we may decide to market our ID Security products and services through a variety of marketing channels, including through online marketing channels, which include online advertising, email marketing, paid search, as well as search engine marketing (SEM) and search engine optimization (SEO) strategies, direct mail, outbound telemarketing, inbound telemarketing, inbound customer service and account activation calls. These channels are subject to both federal and state laws and regulations. Federal and state laws and regulations may limit our ability to market to new subscribers or offer additional services to existing subscribers.

Email marketing of our services is subject to the Federal Trade Commission’s CAN-SPAM Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, which is a law that regulates the use of email communications as a marketing tool to potential, current and inactive subscribers. The CAN-SPAM Act lists certain rules and regulations that define the information that must be contained in email marketing messages being sent from a company which include, but are not limited to, the provision of an opt-out link which gives the consumers the option to opt out of further email communications from a company. Violations of the CAN-SPAM Act can result in criminal and civil penalties. These laws may affect our use of email to market to or communicate with subscribers or potential subscribers.

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

The Gramm-Leach Bliley Act (“GLBA”) requires “financial institutions” to comply with detailed privacy and data security regulations. Under GLBA, the FTC was given authority to regulate certain financial institutions that are not otherwise subject to the enforcement authority of another regulator. Entities falling within the purview of the FTC’s regulations must, among other things, provide notices to customers about the entity’s privacy policies and practices as well as information on disclosure of information, and informing consumers of their rights to opt out of certain practices.

Telemarketing of our services is subject to federal and state telemarketing regulation. Federal statutes and regulations adopted by the Federal Trade Commission and Federal Communications Commission impose various restrictions on the conduct of telemarketing. The Federal Trade Commission also has enacted the national Do Not Call Registry, which enables consumers to elect to prohibit telemarketers from calling them. Many states have adopted, and others are considering adopting, statutes or regulations that specifically affect telemarketing activities. Although we do not control the telemarketing firms that we may decide to engage to market our programs, in some cases we are responsible for compliance with these federal and state laws and regulations. In addition, the Federal Trade Commission and virtually all state attorneys general have authority to prevent marketing activities that constitute unfair or deceptive acts or practices.

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

Privacy Laws and Regulations

Our VeriMed business is subject to various federal and state laws regulating the protection of consumer privacy. We have never been challenged by a governmental authority under any of these laws and believe that our operations are in material compliance with such laws. However, because of the far-reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws. Our failure to protect health information received from customers could subject us to civil or criminal  liability and adverse publicity and could harm our business and impair our ability to attract new customers.

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

In 2009, the FTC issued rules requiring vendors of personal health records to notify customers of any breach of unsecured, individually identifiable health information.  Also, a third party service provider of such vendors or entities that experiences a breach must notify such vendors or entities of the breach.  If we experience a breach of our systems containing personal health records, we will be required to provide these notices and may be subject to penalties.  Violations of these requirements may be prosecuted by the FTC as an unfair or deceptive act or practice.

State Legislation

The states of California, North Dakota, Wisconsin and Oklahoma have adopted laws prohibiting chip implantation without the recipient’s prior consent, and a number of states have introduced similar legislation. A number of states also introduced legislation focusing on the consumer privacy implications of RFID use in government identification documents, prescription drug tracking, retail sales, healthcare records and tracking of one individual by another. The states of Arkansas, California, Michigan, Minnesota, Nevada, New Hampshire, Rhode Island, Texas, Vermont, Virginia and Washington enacted laws preserving consumer privacy relating to government identification documents, RFID-enabled credit and ATM cards, and other RFID documents. As of December 31, 2010, none of this legislative activity restricts our current or planned operations.

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

Many states currently have laws in place requiring organizations to notify individuals if there has been unauthorized access to certain unencrypted personal information. Several states also require organizations to notify the applicable state Attorney General or other governmental entity in the event of a data breach, and may also require notification to consumer reporting agencies if the number of individuals involved surpasses a defined threshold. We may be required to comply with one or more of these notice of security breach laws in the event of unauthorized access to personal information. In addition to statutory penalties for a violation of the notice of security breach laws, we may be exposed to liability from affected individuals.

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

On May 5, 2009, the Commission of the European Communities adopted a Commission Recommendation on the Implementation of Privacy and Data Protection Principles in Applications Supported by Radio-Frequency Identification (SEC(2009)585, SEC(2009)586). This document provides recommendations regarding the privacy, data protection and security problems related to RFID uses, particularly in business-to-consumer environments. The objective is to stimulate innovation through wider adoption of RFID applications, facilitate interoperable RFID uses and adopt similar privacy and security approaches in different EU Member States. It is noted that biometric identification data or health-related data are especially critical with regard to information security and privacy, therefore requiring specific attention. As of December 31, 2010, none of these recommendations restricts our current or planned operations.

Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act of 2009

Under the federal Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), we are subject to certain federal privacy and security requirements relating to individually identifiable health information we maintain. To the extent required by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), we have entered into business associate agreements with certain health care providers and health plans relating to the privacy and security of protected health information We have implemented policies and procedures to enable us to comply with these HIPAA business associate agreements and our other legal obligations. Under the HITECH Act, we are required by federal law to comply with those business associate agreements, as well as certain privacy and security requirements found in HIPAA and the HITECH Act as they relate to our activities as a business associate. As a vendor of personal health records, the HITECH Act also requires us to notify individuals if there is a breach of security of individually identifiable health information held in a personal health record. If we do experience such a breach, we must notify each individual whose information was acquired by an unauthorized person, and we must also notify the FTC. Failure to comply with these federal privacy and security laws could subject us to civil or criminal penalties.

Employees

As of March 21, 2011, we had 18 employees, of whom 10 were in management, finance and administration, 7 in medical and business development, and 1 in customer support. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

For the year ended December 31, 2010, PositiveID has experienced operating losses of $15.9 million and its accumulated deficit at December 31, 2010 was $69.6 million. PositiveID expects to continue to incur operating losses for the near future. Its ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond its control. Even if it achieves profitability in the future, it may not be able to sustain profitability in subsequent periods.

PositiveID’s long-term capital needs may require additional sources of capital, and there can be no assurances that it will be successful in negotiating additional sources of long-term capital.

PositiveID’s long-term capital needs may require additional sources of equity or credit. There can be no assurances any future Optimus tranches will close or that it will be successful in negotiating additional sources of equity or credit for its long-term capital needs. PositiveID’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows.

PositiveID has failed to meet applicable Nasdaq Stock Market requirements and as a result its stock could be delisted by the Nasdaq Stock Market. If delisting occurs, it would adversely affect the market liquidity of its common stock and harm its businesses.

On September 13, 2010, PositiveID received a letter from the Nasdaq indicating that PositiveID is not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to September 13, 2010, the bid price of its common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2) (the “Rule”).  PositiveID had 180 calendar days (or until March 14, 2011) to regain compliance with the bid price requirement.

On March 15, 2011, PositiveID received a letter from the Nasdaq staff  notifying PositiveID of a staff determination that PositiveID has not regained compliance with the $1.00 per share minimum bid price requirement set forth in the Rule and that based on PositiveID’s financial statement information as of September 30, 2010 (i.e., the date of PositiveID’s most recent periodic report filed with the SEC), it was not eligible, in accordance with Listing Rule 5810(c)(3)(A)(ii), for a second 180-calendar day cure period with respect to the bid price deficiency.  To be eligible for the additional 180-calendar day cure period, PositiveID would have had to meet the applicable standards for initial listing on The Nasdaq Capital Market (except the bid price requirement) based on its most recent public filings.  The March 15, 2011 letter notes that PositiveID’s stockholders’ equity as of September 30, 2010 of $4,697,000 does not meet the $5 million initial listing requirement for The Nasdaq Capital Market.

 Nasdaq has advised PositiveID that it may appeal the Nasdaq staff's determination to a Nasdaq Hearings Panel (the "Panel") in accordance with the procedures set forth in the Nasdaq Listing Rule 5800 Series. The filing of the appeal will automatically stay any delisting procedures until after a hearing and the determination of the Panel. PositiveID requested a hearing on March 21, 2011, in accordance with applicable Listing Rules, and the hearing is currently scheduled for April 28, 2011.  At the hearing, PositiveID will present a plan to regain compliance with the bid price requirement to the Panel and request that the Panel grant PositiveID an exception to Nasdaq’s continued listing standards for a sufficient period to implement that plan.  Under Listing Rule 5815(c)(1), the Panel has the discretion to grant such an exception for a period not to exceed 180 days from the date of the staff determination letter – that is, on or about September 15, 2011. There can be no assurance that the Panel will accept PositiveID’s compliance plan or grant PositiveID’s request for continued listing.

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

Future sales of capital stock may cause our stock price to fall, including sales of shares to Optimus Technology Capital Partners, LLC (“Optimus”) pursuant to the Amended and Restated Convertible Preferred Stock Purchase Agreement (the “Amended Purchase Agreement”) and the resale of such shares by Optimus.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 21, 2011 2010, we had 37,265,076 shares of common stock outstanding (which includes 4,338,000 unvested shares of restricted stock granted to our employees), and we had warrants to purchase 304,000 shares of common stock and options to purchase 3,216,492 shares of common stock outstanding. All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless purchased by our affiliates.

In addition, pursuant to the Amended Purchase Agreement, we may sell to Optimus up to an additional $4.0 million of our shares of Series C Preferred Stock, which are convertible into our common stock.  The shares of common stock Optimus receives under the Amended Purchase Agreement are freely tradable and Optimus may promptly sell the shares we issue to them in the public markets. Such sales, and the potential for such sales, could cause the market price of our shares to decline significantly. To the extent of any such decline, any subsequent draw downs that we request under the Amended Purchase Agreement would require the issuance of a greater number of shares to Optimus. This may result in significant dilution to our stockholders.

We do not anticipate declaring any cash dividends on our common stock.

In July 2008 we declared, and in August 2008 we paid, a special cash dividend of $15.8 million on our capital stock. Any future determination with respect to the payment of dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our board of directors may deem relevant. In addition, our Amended Purchase Agreement with Optimus prohibits the payment of cash dividends on any of our capital stock except shares of Series C Preferred Stock while any shares of Series C Preferred Stock are outstanding.

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

As of March 21, 2011, PositiveID’s current directors and executive officer beneficially owned, in the aggregate, approximately 41% of PositiveID’s outstanding voting securities. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of the board of directors and the outcome of issues requiring approval by PositiveID’s stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of PositiveID that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

•

termination of development efforts for the rapid influenza detection system, GlucoChip, which is the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, or the iglucose wireless communication device;

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

Through March 21, 2011, substantially all of PositiveID’s health care products were under development and had generated only nominal revenue. It may never achieve market acceptance or more than nominal or modest sales of these products and systems.

PositiveID is currently focused on the development of the glucose sensing microchip and the development of other sensor applications, its iglucose and Easy Check systems, its Rapid Influenza Detection System, and is considering and will review other strategic opportunities. However, there can be no assurance that PositiveID will be able to successfully develop or implement such options or strategic alternatives

Implantation of PositiveID’s implantable microchip may be found to cause risks to a person’s health, which could adversely affect sales of its systems that incorporate the implantable microchip.

The implantation of PositiveID’s implantable microchip may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. There have been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals. If more people are implanted with PositiveID’s implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could constrain its sales of the VeriMed system or result in costly and expensive litigation. Further, the potential resultant negative publicity could damage its business reputation, leading to loss in sales of PositiveID’s other systems targeted at the healthcare market which would harm its business and negatively affect its prospects.

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

Interruptions in access to, or the hacking into, PositiveID’s Health Link PHR or its VeriMed patient information database may damage its reputation and expose PositiveID to litigation or government penalties.

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

In addition, if the firewall software protecting the information contained in PositiveID’s database fails or someone is successful in hacking into the database, it could face damage to its business reputation and litigation. To the extent that inadequate firewalls or hacking results in a compromise of security of protected health information that PositiveID may hold as a “business associate” under the Health Insurance Portability and Accountability Act, or HIPAA, PositiveID could be subject to government fines and penalties.

Regulation of products and services that collect personally-identifiable information or otherwise monitor an individual’s activities may make the provision of PositiveID’s services more difficult or expensive and could jeopardize its growth prospects.

Certain technologies that PositiveID currently, or may in the future, support are capable of collecting personally-identifiable information. A growing body of laws designed to protect the privacy of personally- identifiable information, as well as to protect against its misuse, and the judicial interpretations of such laws, may adversely affect the growth of PositiveID’s business. In the U.S., these laws include HIPAA, the Health Information Technology for Economic and Clinical Health Act, the Federal Trade Commission Act, the Electronic Communications Privacy Act, the Fair Credit Reporting Act, and the Gramm-Leach-Bliley Act, as well as various state laws and related regulations. Although PositiveID is not a covered entity under HIPAA, it has entered into agreements with certain covered entities in which it is considered to be a “business associate” under HIPAA. As a business associate, PositiveID is required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information it receives from covered entities. PositiveID’s failure to protect health information received from customers could subject it to liability, government penalties, and adverse publicity, and could harm its business and impair its ability to attract new customers.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 8,000 square feet of office space, which space is utilized by our two reporting segments. We occupied the space pursuant to a sublease, which expired on June 30, 2010, at which point our lease for the property commenced and now expires on October 1, 2015.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market under the symbol “PSID.” The Company’s common stock is listed on the Nasdaq Capital Market. The following table presents the high and low sales price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2010	High	Low
Quarter ended December 31, 2010	$0.75	$0.50
Quarter ended September 30, 2010	$1.37	$0.63
Quarter ended June 30, 2010	$1.58	$0.91
Quarter ended March 31, 2010	$1.99	$0.98

Fiscal Year Ended December 31, 2009	High	Low
Quarter ended December 31, 2009	$2.94	$0.90
Quarter ended September 30, 2009	$4.10	$0.40
Quarter ended June 30, 2009	$0.70	$0.40
Quarter ended March 31, 2009	$0.64	$0.26

Holders

According to the records of our transfer agent, as of March 21, 2011, there were approximately 41 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

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

Equity Compensation Plan Information

The following table presents information regarding options and rights outstanding under our compensation plans as of December 31, 2010:

(c)
Number of
securities
remaining
	(a)	(b)	available for
	Number of	Weighted-	future issuance
	securities to be	average	under equity
	issued upon	exercise price	compensation
	exercise of	per share of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category(1)	rights	rights	column (a))
Equity compensation plans approved by security holders	2,903,370	$1.50	1,613,519
Equity compensation plans not approved by security holders(2)	313,122	$6.83	—

Total	3,216,492	$2.02	1,613,519

(1)

A narrative description of the material terms of our equity compensation plans is set forth in Note 6 to our consolidated financial statements for the year ended December 31, 2010.

(2)

In addition, we have made grants outside of our equity plans and have outstanding options exercisable for 313,122 shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.

Sales of Unregistered Securities

On February 11, 2010, we purchased the assets of Easy Check Medical Diagnostics, LLC, which was comprised of the intellectual property related to the Easy Check breath analysis system and the iglucose wireless communication system.  We issued 300,000 shares of common stock in connection with the purchase.

On March 15, 2010, April 22, 2010, and December 13, 2010, we issued 50,000, 240,000 and 125,000 shares, respectively, of our common stock to Receptors as consideration for services under the terms of the Amended and Restated Development/Master Agreement, dated February 26, 2010, as amended, between us and Receptors.

On April 30, 2010, we issued 16,000 shares of our common stock to Artemis Strategies, LLC, as consideration for services under the terms of a Service Contract between us and Artemis pursuant to which Artemis would pursue certain government affairs objectives.

On July 26, 2010, we issued 25,000 shares of our common stock to Sanford Barrows Group, LLC, as consideration for recruiting services provided to us.

On September 20, 2010, we issued 12,500 shares of our common stock to Kaufman Bros., L.P., as consideration for general financial advisory services and financial analyses.

We made the foregoing stock issuances in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Overview

We have historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault Corporation (“Steel Vault”), we focused our strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security.  Beginning in early 2011, we have further focused our strategy on the growth of our HealthID segment, including the continued successful development of our GlucoChip, our Easy Check breath glucose measurement device, our iglucose wireless system, and potential strategic acquisition opportunities of businesses that are complimentary to our HealthID business.

HealthID Segment

Our HealthID segment is currently focused on the development of four products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors LLC (“Receptors”), (2) iglucoseTM, a stand-alone, self-contained unit that automatically queries a diabetic user’s date-capable glucometer for blood glucose data and sends that data via encrypted text messaging to the iglucose online database, (3) Easy CheckTM, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels, and (4) the rapid flu detection system, also being developed in conjunction with Receptors.

Our HealthID segment also includes the VeriMed system, which uses an implantable passive RFID microchip (the “VeriChip”) that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the U.S. Food and Drug Administration ("FDA") cleared our VeriMed system for use in medical applications in the United States. We have not actively marketed the VeriMed system since early 2008.

ID Security Segment

Our ID Security segment includes our Identity Security suite of products, sold through our NationalCreditReport.com brand and our Health Link personal health record (“PHR”) business. Our NationalCreditReport.com business was acquired in conjunction with its merger with Steel Vault in November 2009. NationalCreditReport.com offers consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, the Company re-launched its Health Link PHR business. The Company planned on focusing its marketing efforts on partnering with health care providers and exchanges, physicians group, Electronic Medical Record (“EMR) system vendors, and insurers to use Health Link as PHR provided to their patients.

Beginning in early 2011, in conjunction with our focus on our HealthID businesses, including the development of the GlucoChip, the Easy Check breath glucose detection system, and iglucose wireless communication system, we have limited our activities in our ID Security segment.  In early 2011, we ceased acquiring new subscribers to our identity security and credit reporting businesses and, accordingly, we anticipate that our revenues from this segment in 2011 will decline significantly from 2010 amounts. Additionally, related costs to acquire such subscribers will also decline accordingly. However, we may continue to recruit and sell such customer acquisitions to third parties.

For recent developments in our HealthID Segment and ID Security Segment, please see, Item 1. Business - Overview.

Beginning in the fourth quarter of 2009, with the Steel Vault merger, the Company operates in two key segments: HealthID and ID Security. The following are the segment results for the years ended December 31, 2010 and 2009.

	For the Year Ended
	December 31, 2010
	HealthID	ID Security	Total

Revenue	$75	$3,018	$3,093
Cost of sales	45	918	963
Gross profit/loss	30	2,100	2,130

Operating expenses:
Selling, general and administrative	8,993	6,093	15,086
Research and development	1,394	—	1,394
Impairment of goodwill attributed to ID Security Segment	—	1,600	1,600

Total operating expenses	10,387	7,693	18,080

Operating loss	(10,357)	(5,593)	(15,950)

Interest / other income and (expense), net	30	4	34

Loss from continuing operations	$(10,327)	$(5,589)	$(15,916)

	For the Year Ended
	December 31, 2009
	HealthID	ID Security	Total

Revenue	$162	$191	353
Cost of sales	54	40	94

Gross profit/loss	108	151	259

Operating expenses:
Selling, general and administrative	5,270	483	5,753
Research and development	393	—	393
Impairment of goodwill attributed to ID Security Segment	—	10,170	10,170

Total operating expenses	5,663	10,653	16,316

Operating loss	(5,555)	(10,502)	(16,057)

Gain on sale	4,385	—	4,385
Interest / other income and (expense), net	74	—	74

Total other income	4,459	—	4,459

Loss from continuing operations	$(1,096)	$(10,502)	(11,598)

Results of Operations

On November 10, 2009, we merged with Steel Vault, which became our wholly-owned subsidiary.  The results of operations described below include the operation of Steel Vault’s subsidiary, National Credit Report.com, LLC, from the point of the merger.

HealthID Segment

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Revenue was $75,000 for the year ended December 31, 2010 compared to $162,000 for the year ended December 31, 2009. The revenue in 2010 and 2009 was attributable primarily to the sale of our new 8 millimeter microchips to a medical device company for testing purposes in support of their FDA approval process.  Based on information provided by that company related to the FDA approval process and commercial launch of the medical device that includes our microchip, we expect limited initial sales of the 8 millimeter microchips in the second half of 2011.  We currently have four products under development and expect to begin sales and or revenue generation from either or both of iglucose and the flu detection system by the end of 2011.  We do not anticipate that the revenue streams in 2011 will be material.

Gross Profit and Gross Profit Margin

Our cost of sales consists of finished goods and inventory valuation charges. We had a gross profit of $30,000 in 2010 compared to a gross profit of $108,000 in 2009.  The decrease was the result of decreased sales of microchips from 2009 to 2010 as we await FDA authorization from our medical device partner.

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

Selling, general and administrative expense increased by $3.7 million to $9.0 million for the year ended December 31, 2010 compared to $5.3 million for the year ended December 31, 2009. This increase was primarily a result of increase of costs resulting from equity based compensation of $3.6 million from 2009 to 2010. For the years ended December 31, 2010 and 2009, we incurred stock-based compensation expense of $5.1 million and $1.5 million, respectively.

Selling, general and administrative expense included depreciation and amortization expense of approximately $30,000 and $29,000 for the years ended December 31, 2010 and 2009, respectively.

Research and Development

Our research and development expense consists primarily of costs associated with the GlucoChip, Easy Check, iglucose and rapid flu projects, including scientific research, testing, developing prototypes and demonstration units, and related expenses. Research and development expense was $1.4 million for the year ended December 31, 2010 compared to $0.4 million for the year ended December 31, 2009. Our research and development costs represent payments to our project partner and acquisition of in process research and development.

Research and development expense included share based compensation of approximately $0.6 million and $0.2 million for the years ended December 31, 2010 and 2009, respectively.

ID Security Segment

The 2009 ID Security segment reflects the results of National Credit Report.com, LLC from the merger with Steel Vault on November 10, 2009.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Revenue for the year ended December 31, 2010 was $3.0 million as compared to revenue of $191,000 for the year ended December 31, 2009.  During 2010 the number of subscribers to our NationalCreditReport.com business increased by approximately 4,700 from 9,500 at December 31, 2009 to 14,200 at December 31, 2010.

Beginning in early 2011, in conjunction with our focus on our HealthID businesses, including the development of the GlucoChip, the Easy Check breath glucose detection system, and iglucose wireless communication system, we have limited our activities in our ID Security segment.  In early 2011, we ceased acquiring new subscribers to our identity security and credit reporting businesses.

Gross Profit and Gross Profit Margin

ID Security cost of sales was $918,000 in 2010 compared to $40,000 in 2009. We had a gross profit of $2.1 million in 2010 compared to $151,000 in 2009 from our identity security products through our NationalCreditReport.com business. The increase was the result of a full year of operations of our NationalCreditReport.com business and the increase in number of subscribers.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation for employees in sales, marketing and operational functions, including finance and accounting. Other significant costs include professional fees for accounting and legal services, and consulting fees.

Selling, general and administrative expense for the year ended December 31, 2010 was $6.1 million as compared to $0.5 in 2009. Selling costs in the ID Security segment are primarily variable costs driven by the cost of customer acquisition.  Depreciation and amortization expense was approximately $1.4 million and $2,000 for the year ended December 31, 2010 and 2009, respectively.

Impairment of goodwill

Based on an assessment underlying the preliminary purchase price allocation that we performed as of December 31, 2009, the determination was made that the estimated fair value of the acquired company was approximately $3.5 million as of December 31, 2009. Accordingly, we recognized a charge attributable to reduced carrying amount of goodwill by the approximately $10.2 million. Such amount is deemed not recoverable and is presented in the caption “charge attributable to adjustment of goodwill” in the accompanying consolidated statement of operations. Based on an assessment made as of December 31, 2010, which compared the estimate of net realizable value to the carrying value of all intangibles, we recorded a goodwill impairment charge of $1.6 million in December 2010.

Liquidity and Capital Resources

As of December 31, 2010, cash totaled $1.8 million compared to cash of approximately $6.4 million at December 31, 2009.

Cash Flows Used in Operating Activities

Net cash used in operating activities totaled $7.2 million and $5.0 million during the years ended December 31, 2010 and 2009, respectively. In 2010 and 2009, cash was used to fund operating losses resulting from the Company’s continued development of its products including GlucoChip, Easy Check, iglucose, and rapid flu detection. Operating losses are also due to salary costs, consulting fees, legal, accounting and other general and administrative costs. In 2009, cash was also used to fund the payment of accounts payable and accrued expenses.

Cash Flows from Investing Activities

Investing activities (used) provided cash of $(29,000) and $4.5 million during the years ended December 31, 2010 and 2009, respectively. In 2009 the cash provided by investing activities included proceeds from the sale of Xmark of $4.4 million.

Cash Flows from Financing Activities

Financing activities provided cash of $2.6 million and $3.7 million during the years ended December 31, 2010 and 2009, respectively. Cash provided by financing activities in 2010 was a result of the sale of preferred stock to Socius pursuant to a preferred stock purchase agreement, further discussed below, and exercised stock options of $0.4 million.  Cash provided by financing activities in 2009 was a result of the sale of preferred stock to Optimus pursuant to a preferred stock purchase agreement, further discussed below.

Optimus Stock Offering

On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Technology Capital Partners, LLC (“Optimus”) under which Optimus was committed to purchase up to $10 million shares of convertible Series A Preferred Stock of the Company (the “Preferred Stock”) in one or more tranches.

To facilitate the transactions contemplated by the Purchase Agreement, R & R Consulting Partners, LLC, a company controlled by Scott R. Silverman, the Company’s chairman and chief executive officer, loaned shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R Consulting Partners, LLC and Optimus. R & R Consulting Partners, LLC was paid $100 thousand fee in October 2009 plus will be paid 2% interest for the fair value of the loaned shares for entering into the stock loan arrangement. The aggregate amount of shares loaned under any and all Stock Loan Agreements, together with all other shares sold by or on behalf of the Company pursuant to General Instruction I.B.6. to Form S-3, cannot exceed one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company in any 12 month period. R & R Consulting Partners, LLC may demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand may be made if there are any shares of Preferred Stock then outstanding. If a permitted return demand is made, Optimus is required to return the borrowed shares (or an equal number of freely tradable shares of common stock) within three trading days after such demand. Optimus may return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R Consulting Partners, LLC loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of Company common stock as is further discussed below.

Redemption of the Preferred Stock by the Company, to the extent such Preferred Stock shall not have been converted into shares of Common Stock, was mandatory in the event that the Company did not receive stockholder approval for the transactions described in the Purchase Agreement on or before March 31, 2010, which approval was obtained on November 10, 2009.

On September 29, 2009, the Company exercised the first tranche of this financing, to issue 296 shares of Series A Preferred Stock, for a tranche amount of approximately $3.0 million. In support of this tranche, R & R Consulting Partners, LLC loaned Optimus 1.3 million shares of common stock. This tranche closed on October 13, 2009, and the Company received proceeds of approximately $3.0 million, less the fees due on the entire financing commitment of $800 thousand. On November 5, 2009, the Company closed the second tranche of this financing, issuing 166 shares of Series A Preferred Stock, for a tranche amount of approximately $1.7 million. In support of this tranche, R & R Consulting Partners, LLC loaned Optimus approximately 1.4 million shares of common stock.

On May 12, 2010, R & R demanded the return of 2.7 million shares loaned to Optimus.  Also on May 12, 2010, the Company sent Optimus a notice of its election to convert all of the outstanding shares of Series A Preferred Stock into 2,729,452 shares of Company common stock.  Optimus returned these shares to R & R in repayment of the loan. The conversion of the Series A Preferred Stock was determined by a fixed conversion price that was determined at the time of the closings of the Preferred Stock which were approximately $3.07 and $1.60, respectively. The Company was required to issue make-whole shares to Optimus equal to 35% of the Series A Liquidation Value ($10,000 per share of Series A Preferred Stock) because the Preferred Stock was redeemed prior the first anniversary of the issuance date.  On October 13, 2010, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware effecting the elimination of the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.  No shares of the Series A Preferred Stock remain outstanding.

On March 14, 2011, the Company entered into an Amended and Restated Convertible Preferred Stock Purchase Agreement (the “Amended Purchase Agreement”) with Optimus.   The Amended Purchase Agreement amends and restates the Purchase Agreement, and, among other things, specifically (i) replaces the Series A Preferred Stock issuable under the Purchase Agreement with a Series C Preferred Stock with substantially similar terms, and (ii) reduces the maximum amount of preferred stock issuable to Optimus under the Purchase Agreement from $10,000,000 to $8,700,000, of which $4,700,000 worth was already issued (in 2009) under the Purchase Agreement as described above.

 Under the terms of the Amended Purchase Agreement, from time to time and at the Company’s sole discretion, the Company can present Optimus with a notice to purchase shares of the Series C Preferred Stock (the “Notice”).   Optimus is obligated to purchase such Series C Preferred Stock on the twentieth trading day after any Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company is listed for and trading on a trading market, (ii) the representations and warranties of the Company set forth in the Amended Purchase Agreement are true and correct as if made on each tranche date, and (iii) that no such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of the Company’s common stock. In the event the closing bid price of the Company’s common stock during any one or more of the nineteen trading days following the delivery of a Notice falls below 75% of the closing bid price on the trading day prior to the Notice date and Optimus determines not to complete the tranche closing, then the Company may, at its option, proceed to issue some or all of the applicable shares, provided that the conversion price for the Preferred Stock that is issued shall reset at the lowest closing bid price for such nine trading day period.

On March 14, 2011, the Company delivered a Notice to Optimus to sell 140 shares of its Series C Preferred Stock for a tranche amount of approximately $1.4 million, which tranche is expected to close on or about April 12, 2011.   In support of this tranche, R & R loaned 2,729,452 shares, Mr. Silverman loaned 70,548 shares and Mr. Caragol loaned 700,000 shares of Company common stock to Optimus. There can be no assurance that this tranche will close.

Socius Stock Offering

On April 28, 2010, we entered into the Preferred Stock Purchase agreement (the “Preferred Purchase Agreement”) with Socius Capital Group, LLC doing business as Socius Technology Capital Group, LLC (“Socius Technology”) under which Socius Technology was committed to purchase up to $4.2 million in shares of our Series B Preferred Stock in one or more Preferred Tranches, at $10,000 per share of Preferred Stock. Under the terms of the Preferred Purchase Agreement, from time to time and at our sole discretion, we could present Socius Technology with a Preferred Notice. Socius Technology was obligated to purchase such Preferred Stock on the third trading day after the Preferred Notice date, subject to satisfaction of the Closing Conditions.

On April 28, 2010, we entered into the Stock Purchase Agreement (the “Purchase Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”), under which Socius was committed to purchase in connection with any Preferred Tranche, up to that number of shares of common stock equal in dollar amount to the Common Tranche, at a per share price equal to the Investment Price. Under the Purchase Agreement, we also agreed to issue in connection with any Common Tranche, two-year warrants to purchase shares of common stock equal in dollar amount to 35% of the applicable Common Tranche, at an exercise price per share equal to the Investment Price.

Socius could pay the Investment Price for the common stock, at Socius’ option, in cash or a secured promissory note. Socius could pay the warrant exercise price, at Socius’ option, in cash, a secured promissory note, or, if applicable, by cashless exercise. The promissory note bears interest at 2.0% per year calculated on a simple interest basis. The entire principal balance and interest thereon was due and payable on the fourth anniversary of the date of the promissory note, but no payments were due so long as we were in default under the Preferred Purchase Agreement or the warrants or if there were any shares of Preferred Stock issued or outstanding. The promissory note was secured by the borrower’s right, title and interest in all outstanding shares of our common stock and other securities with a fair market value equal to the principal amount of the promissory note. Our right to deliver a tranche notice to Socius pursuant to the Purchase Agreement was subject to the Closing Conditions and also that no purchase would result in Socius and its affiliates beneficially owning more than 9.99% of the common stock. Unless we obtained stockholder approval or Socius obtained an opinion of counsel that stockholder approval was not required, Socius could not exercise a warrant if, as a result of such exercise, the aggregate number of shares of common stock issued upon exercise of all warrants it held plus the aggregate number of shares of common stock issued under the Purchase Agreement would exceed 19.99% of our common stock outstanding.

Tranche Draw Down

On April 29, 2010, we presented Socius Technology with a Preferred Notice to purchase $2.3 million of Preferred Stock in a Preferred Tranche. Upon the closing of the Preferred Tranche, which occurred on May 4, 2010, we issued 230 shares of Preferred Stock. In connection with the Preferred Notice, we also presented Socius with a notice to purchase $2.3 million of common stock and warrants to purchase 600,746 shares of common stock. We issued 1,716,417 shares of common stock at an Investment Price per share of $1.34, paid in the form of a secured promissory note, and a warrant to purchase 600,746 shares of common stock to Socius, at an exercise price equal to the Investment Price of $1.34, which warrant Socius exercised on April 29, 2010 and paid in the form of a secured promissory note.

On January 13, 2011, we presented Socius Technology with a Preferred Notice to purchase $1.7 million of Preferred Stock in a Preferred Tranche. Upon the closing of the Preferred Tranche, we issued 168 shares of Preferred Stock. In connection with the Preferred Notice, we also presented Socius with a notice to purchase $1.7 million of common stock and warrants to purchase 852,174 shares of common stock. We issued 2,434,783 shares of common stock at an Investment Price per share of $0.69, paid in the form of a secured promissory note, and a warrant to purchase 852,174 shares of common stock to Socius, at an exercise price equal to the Investment Price of $0.69, which warrant Socius exercised on January 13, 2011 and paid in the form of a secured promissory note.

On January 28, 2011, we presented Socius Technology with a Preferred Notice to purchase $0.2 million of Preferred Stock in a Preferred Tranche. Upon the closing of the Preferred Tranche, we issued 22 shares of Preferred Stock. In connection with the Preferred Notice, we also presented Socius with a notice to purchase $0.2 million of common stock and warrants to purchase 100,000 shares of common stock. We issued 285,714 shares of common stock at an Investment Price per share of $0.77, paid in the form of a secured promissory note, and a warrant to purchase 100,000 shares of common stock to Socius, at an exercise price equal to the Investment Price of $0.77, which warrant Socius exercised on January 28, 2011 and paid in the form of a secured promissory note.

Financial Condition

As of December 31, 2010, we had working capital of approximately $0.2 million and an accumulated deficit of $69.6 million compared to a working capital of approximately $5.2 million and an accumulated deficit of approximately $53.7 million as of December 31, 2009. The decrease in working capital was primarily due to the operating losses described above.  The Company has incurred operating losses since and prior to the merger that created PositiveID.  The current operating losses are the result of the Company’s funding of its development products and projects:  the GlucoChip, the iglucose wireless communications system, the Easy Check breath analysis device, and the rapid flu detection system.  Operating losses are also due to salary costs, consulting fees, legal, accounting and other general administrative costs. The Company expects its operating losses to continue during the next twelve months.

Until we are able to achieve operating profits, it is our intention to continue to try to access the capital markets to fund the development of our HealthID products.  Since December 31, 2010, we have raised $1.9 million under our Socius financing facility.  We also have $4.0 million of remaining capacity available under the amended Optimus agreement and have submitted a notice to Optimus to purchase $1.4 million of our Series C Preferred Stock; however, there is no assurance that the tranche for $1.4 million will close.  Additionally, we currently have an effective “shelf” registration statement on Form S-3 which registers up to $9.6 million of securities.  Under that registration we have $5.3 million of availability remaining.  Because the aggregate market value of our common equity held by non-affiliates is less than $75 million, we will be limited from time to time in our ability to use capacity under the shelf registration statement.

The Company believes that with its current working capital, its access to capital under its equity line agreement, and through either new capital raised under its shelf registration statement, and/or reducing and delaying certain research, development and related activities, it will have sufficient funds available to meet its working capital requirements over the next twelve months. There can be no assurances that it will be successful in negotiating additional sources of equity or credit for its long-term capital needs.  The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows.

NASDAQ Listing

On September 13, 2010, the Company received a letter from the Nasdaq indicating that the Company is not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to September 13, 2010, the bid price of its common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2) (the “Rule”).  The Company had 180 calendar days (or until March 14, 2011) to regain compliance with the bid price requirement.

On March 15, 2011, the Company received a letter from the Nasdaq staff  notifying the Company of a staff determination that the Company has not regained compliance with the $1.00 per share minimum bid price requirement set forth in the Rule and that based on the Company’s financial statement information as of September 30, 2010 (i.e., the date of the Company’s most recent periodic report filed with the SEC), it was not eligible, in accordance with Listing Rule 5810(c)(3)(A)(ii), for a second 180-calendar day cure period with respect to the bid price deficiency.  To be eligible for the additional 180-calendar day cure period, the Company would have had to meet the applicable standards for initial listing on The Nasdaq Capital Market (except the bid price requirement) based on its most recent public filings.  The March 15, 2011 letter notes that the Company’s stockholders’ equity as of September 30, 2010 of $4,697,000 does not meet the $5 million initial listing requirement for The Nasdaq Capital Market.

 Nasdaq has advised the Company that it may appeal the Nasdaq staff's determination to a Nasdaq Hearings Panel (the "Panel") in accordance with the procedures set forth in the Nasdaq Listing Rule 5800 Series. The filing of the appeal will automatically stay any delisting procedures until after a hearing and the determination of the Panel. The Company requested a hearing on March 21, 2011, in accordance with applicable Listing Rules, and the hearing is currently scheduled for April 28, 2011.  At the hearing, the Company will present a plan to regain compliance with the bid price requirement to the Panel and request that the Panel grant the Company an exception to Nasdaq’s continued listing standards for a sufficient period to implement that plan. Under Listing Rule 5815(c)(1), the Panel has the discretion to grant such an exception for a period not to exceed 180 days from the date of the staff determination letter – that is, on or about September 15, 2011. There can be no assurance that the Panel will accept the Company’s compliance plan or grant the Company’s request for continued listing.

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

Critical Accounting Policies and Estimates

The following is a description of the accounting policies that our management believes involve a high degree of judgment and complexity, and that, in turn, could materially affect our consolidated financial statements if various estimates and assumptions made in connection with the application of such policies were changed significantly. The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect the amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. For more detailed information on our significant accounting policies, see Note 1 to our audited consolidated financial statements as of and for the year ended December 31, 2010, included elsewhere in this Annual Report on Form 10-K.

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

•

collection of the sales proceeds is reasonably assured; and

•

the period during which the distributor has a right to return the product has elapsed.

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

In October 2009, the Financial Accounting Standard Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. In accordance with the guidance, the Company has elected to early adopt its provisions as of January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

In accordance with the pronouncement, we are required to test our goodwill and intangible assets with indefinite lives for impairment annually.  We recorded a charge for impairment of goodwill of $1.6 million and $10.1 million for the years ended December 31, 2010 and 2009, respectively.

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

The adoption of ASC 740-10 did not result in any adjustment to our beginning tax positions. We continue to fully recognize the Company’s tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. We have analyzed the Company’s filing positions in all of the foreign, federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, the Company has not recorded a tax liability and has no unrecognized tax benefits as of the date of adoption or as of December 31, 2010.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2010. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2010 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2010, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

On March 25, 2011, Ned L. Siegel was appointed to the Audit Committee of the Board of Directors and Barry M. Edelstein resigned from the Audit Committee of the Board of Directors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, and their positions, as of March 21, 2011, are as follows:

Name	Positions with the Company
Scott R. Silverman	Chairman of the Board and Chief Executive Officer
William J. Caragol	President, Chief Financial Officer and Director
Jeffrey S. Cobb	Director
Barry M. Edelstein	Director
Steven R. Foland	Director
Michael E. Krawitz	Director
Ned L. Siegel	Director

The following is a summary of the background and business experience of our directors and executive officers as of March 21, 2011.

Scott R. Silverman, 47, has served as our chairman of our Board of Directors since November 12, 2008 and as our chief executive officer since August 27, 2009.  He previously served as our acting president from March 2007 through May 4, 2007, as our chief executive officer from December 5, 2006 through July 18, 2008, as chairman of our Board of Directors from March 2003 through July 18, 2008 and as a member of our Board of Directors from February 2002 through July 18, 2008. He also served as our chief executive officer from April 2003 to June 2004. He served as the chairman of the Board of Directors of Digital Angel Corporation, or Digital Angel, from March 2003 through July 3, 2007, and served as chief executive officer of Digital Angel from March 2003 to December 5, 2006, and as acting president of Digital Angel from April 2005 to December 5, 2006.  Mr. Silverman served as the chairman of Steel Vault Corporation, our now wholly-owned subsidiary, or Steel Vault, from January 2006 until November 11, 2009.  He served as a member of the Board of Directors of Gulfstream International Group, Inc. from September to October, 2010.  Mr. Silverman is an attorney licensed to practice in New Jersey and Pennsylvania. The Board of Directors nominated Mr. Silverman because of his past experience as a chairman and chief executive officer of Digital Angel, our former parent company, as well as his years of oversight and senior management experience of companies in the technology industry.

William J. Caragol, 43, has served as our president and chief financial officer since November 11, 2009, and previously served as acting chief financial officer since January 2009, president since May 2007, chief financial officer since August 2006, and treasurer since December 2006.  Mr. Caragol served as Steel Vault’s president and a member of its board of directors from December 3, 2008 and as acting chief financial officer from October 24, 2008 until November 11, 2009 when Steel Vault became our wholly-owned subsidiary. Mr. Caragol served as acting chief executive officer of Steel Vault from October 24, 2008 until December 3, 2008 when he was appointed chief executive officer. From July 2005 to August 2006, he served as the chief financial officer of Government Telecommunications, Inc., a company under common control with us at the time. Mr. Caragol served as a member of the Board of Directors of Gulfstream International Group, Inc.  from September to October, 2010.  He is a member of the American Institute of Certified Public Accountants and graduated from the Washington & Lee University with a bachelor of science in Administration and Accounting. The Board of Directors nominated Mr. Caragol as a director and he holds the positions of president and chief financial officer because of his past experience as a senior executive of other companies in the technology industry.

Jeffrey S. Cobb, 49, has served as a member of our Board of Directors since March 2007. Mr. Cobb is the chief operating officer of IT Resource Solutions.net, Inc. Prior to April 2004, Mr. Cobb was the executive vice president and chief operating officer of SCB Computer Technology Inc. Mr. Cobb served as a member on the Board of Directors of Steel Vault from March 2004 through July 22, 2008. Mr. Cobb earned his Bachelor of Science in Marketing and Management from Jacksonville University. Mr. Cobb was nominated to the Board of Directors because of his management and business development experience in technology companies.

Barry M. Edelstein, 47, has served as a member of our Board of Directors since January 2008. Mr. Edelstein serves as managing partner of Structured Growth Capital, Inc, a boutique investment banking firm. Mr. Edelstein served as acting president and chief executive officer of Destron Fearing Corporation (formerly known as Digital Angel Corporation), or Destron Fearing, from August 2007 until December 2007. Mr. Edelstein has served as the chairman of ScentSational Technologies, LLC since 2002. Mr. Edelstein has a bachelor’s degree in business administration from Drexel University and received his law degree from Widener University School of Law. Mr. Edelstein was nominated to the Board of Directors because of his past experience as a president and chief executive officer, as well as his years of oversight and senior management experience.

Steven R. Foland, 51, has served as a member of our Board of Directors since February 2008. Mr. Foland is currently managing director, head of Asia investment banking at Stifel Nicolaus Weisel, and previously served as a partner with Gold Mountain Partners a private advisory firm from March 2008 until November 2009, as a managing director and head of investment banking for Merriman Curhan Ford & Co. from September 2005 until February 2008, and as the senior managing director and head of west coast investment banking for ThinkEquity Partners from September 2003 until July 2005. He was previously with Morgan

Stanley and Credit Suisse in New York and Hong Kong. Mr. Foland has a bachelor’s degree in political science from the University of Michigan and received his law degree from the University of Notre Dame. Mr. Foland was nominated to the Board of Directors because of his experience in the financial services sector and for his knowledge of accounting matters.

Michael E. Krawitz, 41, has served as a member of our Board of Directors since November 2008. He currently serves as chief executive officer of PEAR, LLC, a provider of green retrofitting and renewable energy.  From January 2010 until February 2011, he served as chief executive officer of Florida Sunshine Investments I, Inc. He previously served as the chief executive officer and president of Digital Angel Corporation from December 2006 to December 2007, executive vice president from March 2003 until December 2006, and as a member of its Board of Directors from July 2007 until December 2007. Mr. Krawitz served as a member on the Board of Directors of Steel Vault from July 23, 2008 until November 11, 2009. Mr. Krawitz earned a bachelor of arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994. Mr. Krawitz was nominated to the Board of Directors due to his past experience as a chief executive officer of Digital Angel, our former parent company, as well as his experience as an attorney.

Ned L. Siegel, 59, has served as a member of our Board of Directors since February 2011.  He has served as President of the Siegel Group, Inc. since September 1997, and Managing Member of the Siegel Consulting Group, LLC since November 2009, which provide real estate development and realty management services.  From October 2007 until January 2009, he served as United States Ambassador to the Commonwealth of the Bahamas.  From September 2006 until January 2007, he served as Senior Advisor to the United States Mission for the 61st Session of the United Nations General Assembly.  From January 2003 until October 2007, Mr. Siegel was a member of the Board of Directors of the Overseas Private Investment Corporation.  From 2003 until 2007, he served as a member of the Board of Directors of the Caswell-Massey Company, Ltd., a world-wide quality bath and body, home fragrance and gifts company.  Mr. Siegel was appointed Vice Chairman of Alternative Fuels Americas, Inc. in January of 2011. Mr. Siegel earned a bachelor of arts degree from the University of Connecticut in 1973 and a juris doctorate from the Dickinson School of Law in 1976.  Mr. Siegel was nominated to the Board of Directors due to his past experience with government appointments and services and his managerial experience.

Audit Committee

Our audit committee currently consists of Steven R. Foland, Jeffrey S. Cobb and Ned L. Siegel. Mr. Foland chairs the audit committee. Our Board of Directors has determined that each of the members of our audit committee is “independent,” as defined under, and required by, the federal securities laws and the rules of the SEC, including Rule 10A-3(b)(i) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as well as the listing standards of the Nasdaq Capital Market. Our Board of Directors has determined that Mr. Foland qualifies as an “audit committee financial expert” under applicable federal securities laws and regulations, and has the “financial sophistication” required under the listing standards of the Nasdaq Capital Market. A copy of the current audit committee charter is available on our website at www.positiveidcorp.com.

The audit committee assists our Board of Directors in its oversight of:

•

our accounting, financial reporting processes, audits and the integrity of our financial statements;

•

our independent auditor’s qualifications, independence and performance;

•

our compliance with legal and regulatory requirements;

•

our internal accounting and financial controls; and

•

our audited financial statements and reports, and the discussion of the statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2010 except for a Form 4 filed jointly on May 21, 2010 by Scott R. Silverman, our chairman and chief executive officer, and R & R Consulting Partners, LLC (“R & R”), a 10% owner of our common stock of which Mr. Silverman is the managing member, to report the acquisition, indirectly by Mr. Silverman and directly by R & R, of 29,452 shares of our common stock received as interest under a share loan agreement with Optimus Technology Capital Partners, LLC.

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

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2009 and 2010 by:

•

each person who served as our chief executive officer in 2010; and

•

each person who served as our chief financial officer in 2010.

We had no other executive officers during any part of 2010. We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Scott R. Silverman Chairman and Chief Executive Officer	2010	375,000	(1)	575,000	(2)	853,150	(3)	—	—	64,086 (4)	1,867,236
	2009	222,685	(5)	140,000		1,650,000	(3)	—	—	16,466(6)	2,029,151

William J. Caragol President and Chief Financial Officer	2010	225,000	(7)	350,000	(8)	759,692	(9)	—	—	40,012 (10)	1,374,704
	2009	212,593	(11)	70,000		1,650,000	(9)	—	—	—	1,932,593

(1)    Represents $131,151 paid in cash and 169,340 shares of restricted company common stock received in lieu of salary for an aggregate grant date fair value of $243,849, computed in accordance with FASB ASC Topic 718.

(2)    Represents $200,000 earned as a discretionary bonus and 260,417 shares of restricted company common stock received in lieu of a minimum annual bonus for an aggregate grant date fair value of $375,000, computed in accordance with FASB ASC Topic 718.

(3)    Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 1,245,243 and 1,000,000 shares of Company common stock received in 2010 and  2009, respectively.

(4)    The amount shown includes (i) $1,238 in respect of group term life insurance provided to Mr. Silverman; (ii) $45,000 for an expense allowance and (ii) perquisites aggregating $17,848 as follows: $17,287 for an automobile allowance, maintenance and gasoline expenses and $561 for home security.

(5)    Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 601,852 shares of restricted company common stock received in lieu of salary.

(6)    The amount shown includes (i) $3,600 in respect of group term life insurance provided to Mr. Silverman; and (ii) perquisites aggregating $12,866 as follows: $12,322 for an automobile allowance, maintenance and gasoline expenses and $534 for home security.

(7)    Represents $78,691 paid in cash and 101,603 shares of restricted company common stock received in lieu of salary for an aggregate grant date fair value of $146,309, computed in accordance with FASB ASC Topic 718.

(8)    Represents $125,000 earned as a discretionary bonus and 156,250 shares of restricted company common stock received in lieu of a minimum annual bonus for an aggregate grant date fair value of $225,000, computed in accordance with FASB ASC Topic 718.

(9)    Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 1,017,147 and 1,000,000 shares of Company common stock received in 2010 and 2009, respectively.

(10)  The amount shown includes $20,000 for an expense allowance and $20,012 for an automobile allowance, maintenance and gasoline expenses.

(11)  Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 518,519 shares of restricted company common stock received in lieu of salary.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure

Executive Employment Arrangements

Scott R. Silverman

On December 31, 2008, we and Mr. Silverman entered into a letter agreement pursuant to which, effective December 1, 2008 through December 31, 2009, he served as our executive chairman, unless the term was amended or the letter agreement was terminated. Mr. Silverman received 601,852 Shares on the later to occur of (i) stockholder approval of our Amended and Restated 2007 Stock Incentive Plan (the “Amended Plan”), or (ii) the filing of the Form S-8, as amended, to reflect the Amended Plan, which was the later to occur on February 17, 2009 (hereinafter, the “Grant Date”). If Mr. Silverman remained involved in our day-to-day management (as determined by our Board of Directors), the shares would vest upon the earlier to occur of (i) January 1, 2010 or (ii) a Change in Control. The shares were subject to forfeiture in the event that Mr. Silverman failed to remain involved in our day-to-day management (as determined by our Board of Directors) until the earlier to occur of (i) January 1, 2010 or (ii) a Change in Control. The 601,852 Shares vested on January 1, 2010.

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

Change in Control meant the happening of any of the following:

(i)   the consummation of any transaction (including, without limitation, any merger or consolidation) the result of which is that any “person” as such term is used in Section 13(d) and 14(d) of the Exchange Act (other than any trustee or other fiduciary holding securities under any employee benefit plan of ours, or any company owned, directly or indirectly, by our stockholders in substantially the same proportions as their ownership of our stock), is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of our securities representing more than 50% of the combined voting power of our then outstanding securities entitled generally to vote in the election of the Board (other than the occurrence of any contingency);

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

Mr. Silverman was entitled to the use of a car through December 31, 2009 and would no longer be entitled to receive any form of bonus or incentive compensation for services rendered to us during fiscal years ended December 31, 2008 and 2009. The letter agreement also provided for the termination of a separation agreement, dated May 15, 2008, as amended, between us and Mr. Silverman, provided that sections I.B.(regarding the transaction bonus payment for the Xmark Transaction), I.E. (regarding discharge of our obligations to Mr. Silverman), II.B. (regarding cooperation by Mr. Silverman in connection with business matters) and II.C. (regarding Mr. Silverman’s waiver and release of certain rights, claims and actions) of the separation agreement would survive.

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

The term “Change in Control” has the same meaning as provided above under the description of Mr. Silverman’s potential termination and Change in Control payments. The letter agreement also provided for the termination of all compensation-related plans in place between Mr. Caragol and us, including a letter agreement, dated May 15, 2008, between Mr. Caragol and us, provided that the waiver/release provisions of such letter would survive.

2010 Executive Employment Arrangements

On November 12, 2009, our Compensation Committee approved a 2010 executive compensation arrangement for Messrs. Silverman and Caragol. Beginning in 2010, Mr. Silverman and Mr. Caragol would receive a base salary of $375,000 and $225,000, respectively. Additionally, the Compensation Committee had the authority to approve a discretionary bonus for 2010, a portion of which was guaranteed, to each of Mr. Silverman and Mr. Caragol based on the following factors: development of the rapid virus sensor project, development of the glucose-sensing microchip project, the financial performance of the business of our wholly-owned subsidiary, National Credit Report.com, LLC, strategic acquisitions, the overall financial condition/health of the business, and such other factors as the Compensation Committee deemed appropriate in light of any acquisitions or changes in the business. Mr. Silverman could earn a bonus between $200,000 and $600,000, and Mr. Caragol could earn a bonus between $200,000 and $450,000. Each of Mr. Silverman and Mr. Caragol received 1,000,000 shares of restricted stock under the PositiveID Corporation 2009 Stock Incentive Plan. These restricted shares vest according to the following schedule: (i) 50% vested on January 1, 2011; and (ii) 50% vest on January 1, 2012. Mr. Silverman’s and Mr. Caragol’s rights and interests in the unvested portion of the restricted stock are subject to forfeiture in the event they resign prior to January 1, 2012 or are terminated for cause prior to January 1, 2012, with said cause being defined as a conviction of a felony or such person being prevented from providing services to us as a result of such person’s violation of any law, regulation and/or rule. Mr. Silverman and Mr. Caragol are entitled to Company-paid health insurance, non-allocable expenses of $45,000 and $20,000, respectively, and each are entitled to an automobile allowance and other automobile expenses, including insurance, gasoline and maintenance costs.

On May 4, 2010, our Compensation Committee approved a change to the above-referenced compensation arrangement and in lieu of (i) cash salary for the remainder of 2010 for Messrs. Silverman and Caragol and (ii) the minimum cash bonus obligation to Messrs. Silverman and Caragol pursuant to the bonus structure set forth above, it approved the issuance of 675,000 shares of restricted stock to Mr. Silverman and 525,000 shares of restricted stock to Mr. Caragol. These restricted shares were issued under our 2009 Stock Incentive Plan and vest according to the following schedule: (i) 50% vested on January 1, 2011; and (ii) 50% vest on January 1, 2012.  Mr. Silverman’s and Mr. Caragol’s rights and interests in the unvested portion of the restricted stock are subject to forfeiture in the event they resign prior to January 1, 2012 or are terminated for cause prior to January 1, 2012, with said cause being defined as a conviction of a felony or such person being prevented from providing services to us as a result of such person’s violation of any law, regulation and/or rule.

2011 Executive Employment Arrangements

On November 10, 2010, our Compensation Committee approved a five year employment and non-compete agreement for Messrs. Silverman and Caragol. Beginning in 2011, Mr. Silverman and Mr. Caragol began receiving a base salary of $375,000 and $225,000, respectively.  Each executive's base salary will increase a minimum of 5% per annum during each calendar year of the term.  During the term, each executive shall receive a minimum annual bonus for each calendar year of the term in an amount equal to a minimum of one (1) times such executive’s base salary.  Additionally, the Compensation Committee has the authority to approve a discretionary bonus for each year of the term. Each of Mr. Silverman and Mr. Caragol received 1,000,000 and 750,000 shares of restricted stock, respectively, under the PositiveID Corporation 2009 Stock Incentive Plan. These restricted shares will vest according to the following schedule: (i) 50% vest on January 1, 2012; and (ii) 50% vest on January 1, 2013. Mr. Silverman’s and Mr. Caragol’s rights and interests in the unvested portion of the restricted stock are subject to forfeiture in the event they resign prior to January 1, 2013 or are terminated for cause prior to January 1, 2013, with said cause being defined as a conviction of a felony or such person being prevented from providing services to the Company as a result of such person’s violation of any law, regulation and/or rule. Mr. Silverman and Mr. Caragol are entitled to Company-paid health insurance and disability insurance, non-allocable expenses of $45,000 and $25,000, respectively, and each are entitled to use of an automobile leased by the Company and other automobile expenses, including insurance, gasoline and maintenance costs.

If Mr. Silverman’s or Mr. Caragol’s employment is terminated prior to the expiration of the term of their respective employment agreements, certain significant payments become due to such executives. The amount of such significant payments depends on the nature of the termination. In addition, the employment agreements contain a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to Mr. Silverman for the three full calendar years immediately prior to the change of control and three times the then current base salary and three times the average bonus paid to Mr. Caragol for the three full calendar years immediately prior to the change of control.  Any outstanding stock options or restricted shares held by such executive as of the date of his termination or a change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option.  Upon a change of control, we must continue to pay all leases payments on the vehicle then used by executive. The employment agreements also contain non-compete and confidentiality provisions which are effective from the date of employment through two years from the date the employment agreements are terminated.

Outstanding Equity Awards as Of December 31, 2010

The following table provides information as of December 31, 2010 regarding unexercised stock options and restricted stock outstanding held by Messrs. Silverman and Caragol.

Outstanding Equity Awards as Of December 31, 2010

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Scott R. Silverman	50,000	(3)	—	—	$0.68	3/23/2012	—	—	—	—
	175,000	(3)	—	—	$0.56	6/28/2010	—	—	—	—
	250,000	(3)	—	—	$0.42	7/25/2018	—	—	—	—
	—		—	—	—	—	1,837,500	1,139,250	—	—
William J. Caragol	50,000	(4)	—	—	$10.00(5)	8/21/2016	—	—	—	—
	—		—	—	—	—	1,512,500	937,750	—	—

(1)   For Mr. Silverman, 1,337,500 shares vest on January 1, 2012 and 500,000 shares vest on January 1, 2013.  For Mr. Caragol, 1,137,500 shares vest on January 1, 2012 and 375,000 shares vest on January 1, 2013.

(2)   Computed by multiplying the closing market price of a share of our common stock on December 31, 2010, or $0.62, by the number of shares of common stock that have not vested.

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

Director Compensation

The following table provides compensation information for persons serving as members of our Board of Directors during 2010.

2010 Director Compensation

Name	Stock Awards ($)(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jeffrey S. Cobb (2)	164,100	15,000	—	—	—	—	179,100

Barry M. Edelstein (3)	147,750	30,000	—	—	—	—	177,750

Steven R. Foland (4)	257,050	—	—	—	—	—	257,050

Michael E. Krawitz (5)	202,750	40,000	—	—	—	—	242,750

(1)   The dollar amount of this award reflected in the table represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)   As of December 31, 2010, Mr. Cobb held options to purchase 218,750 shares of our common stock. Mr. Cobb was awarded 90,000 shares of restricted stock on January 20, 2010, 15,000 of which vested on the date of grant and 75,000 of which vested on January 1, 2011.  Mr. Cobb was awarded 120,000 shares of restricted stock on December 13, 2010, 100,000 shares which vest on January 1, 2012 and the remainder vest in equal installments on March 31, June 30, September 30, and December 31, 2011.

(3)   As of December 31, 2010, Mr. Edelstein held options to purchase 75,000 shares of our common stock. Mr. Edelstein was awarded 75,000 shares of restricted stock on January 20, 2010, which vested on January 1, 2011.  Mr. Edelstein was awarded 120,000 shares of restricted stock on December 13, 2010, 100,000 shares which vest on January 1, 2012 and the remainder vest in equal installments on March 31, June 30, September 30, and December 31, 2011.

(4)   As of December 31, 2010, Mr. Foland held no options to purchase shares of our common stock. Mr. Foland was awarded 145,000 shares of restricted stock on January 20, 2010, which vested on January 1, 2011.  Mr. Foland was awarded 180,000 shares of restricted stock on December 13, 2010, 100,000 which vest on January 1, 2012 and the remainder vest in equal installments on March 31, June 30, September 30, and December 31, 2011.

(5)   As of December 31, 2010, Mr. Krawitz held 150,000 options to purchase shares of our common stock. Mr. Krawitz was awarded 75,000 shares of restricted stock on January 20, 2010, which vested on January 1, 2011.  Mr. Krawitz was awarded 220,000 shares of restricted stock on December 13, 2010, 200,000 which vest on January 1, 2012 and the remainder vest in equal installments on March 31, June 30, September 30, and December 31, 2011.

On February 21, 2008, our Board of Directors increased non-employee director compensation from $5,000 to $7,500 per quarter. A non-employee director serving as chairman of a committee will receive an additional $2,500 per quarter. Our non-employee directors are also reimbursed for out-of-pocket expenses incurred in attending Board and Board committee meetings. In 2010 and currently, directors can elect to receive their fees in cash or restricted stock or a combination thereof.

On January 20, 2010, our Board of Directors also approved a grant of 75,000 shares of restricted stock to each non-employee director, which vested on January 1, 2011, except for Mr. Foland who received an additional 30,000 shares of restricted stock for the significant amount of work he did as Audit Committee Chair.   On December 13, 2010, our Board of Directors approved a grant of 100,000 shares of restricted stock to each non-employee director, which vests on January 1, 2012, except for Mr. Krawitz who received an additional 100,000 shares of restricted stock for the significant amount of work he has done as a member of the Board.

On February 1, 2011, Ned L. Siegel was appointed to the Board of Directors. He received 220,000 shares of restricted stock in connection therewith, 200,000 shares which vest on January 1, 2012 and the remainder vest in equal installments on March 31, June 30, September 30, and December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Part II, Item 5, under the heading, “Equity Compensation Plan Information” for information on compensation plans under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 21, 2011 by:

•

each of our directors;

•

each of our named executive officers;

•

all of our executive officers and directors as a group; and

•

each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 21, 2011 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 37,265,076 shares of our common stock outstanding as of March 21, 2011. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o PositiveID Corporation, 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(#)	Percent of Outstanding Shares (%)
Five Percent Stockholders:
Scott R. Silverman (1)	10,241,971	27.1%
R & R Consulting Partners, LLC (2)	4,785,008	12.8%
Named Executive Officers and Directors:
Scott R. Silverman (1)	10,241,971	27.1%
William J. Caragol (3)	4,064,000	10.8%
Jeffrey S. Cobb (4)	578,750	1.5%
Barry M. Edelstein (5)	445,000	1.2%
Steven R. Foland (6)	505,600	1.4%
Michael E. Krawitz (7)	720,000	2.0%
Ned L. Siegel (8)	320,000	* %
Executive Officers and Directors as a group (7 persons) (9)	15,786,321	41.0%

*   Less than 1%

(1)   Mr. Silverman beneficially owns 10,241,971 shares, which includes 54,000 shares upon the exercise of a warrant and 475,000 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within within 60 days of March 21, 2011.  Mr. Silverman has sole voting power over 4,367,963 shares of our common stock.  Mr. Silverman has sole dispositive power over 2,459,915 shares of our common stock. Mr. Silverman lacks dispositive power over 1,908,048 shares, 70,548 shares of which were loaned to Optimus and 1,837,500 shares of which are restricted as to transfer until January 1, 2012 (1,337,500 shares) and January 1, 2013 (500,000 shares). Mr. Silverman shares voting power over 5,874,008 shares, which consist of (i) 1,089,000 shares that Mr. Silverman, as a manager of Blue Moon, may be deemed to share beneficial ownership with Blue Moon and Mr. Caragol and (ii) 4,785,008 shares that Mr. Silverman, as the control person of R & R Consulting Partners, LLC, or R&R, may be deemed to share beneficial ownership with R&R.  Mr. Silverman shares dispositive power over the 1,089,000 Blue Moon shares.  Mr. Silverman shares dispositive power with R&R over 3,144,556 shares and lacks dispositive power over 2,729,452 R&R shares that were loaned to Optimus.

(2)   Consists of shares of our common stock.  Mr. Silverman, as the control person of R&R, may be deemed to share voting power with R&R over the 4,785,008 shares and dispositive power over the 3,144,556 shares.  R&R and Mr. Silverman lack dispositive power over 2,729,452 shares loaned to Optimus.

 (3)   Mr. Caragol beneficially owns 4,064,000 shares, which includes 304,000 shares issuable upon the exercise of warrants and 50,000 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 21, 2011. Mr. Caragol has sole voting power over 2,975,000 shares of our common stock. Mr. Caragol has sole dispositive power over 762,500 shares of our common stock. Mr. Caragol lacks dispositive power over 2,212,500 shares, 700,000 shares of which were loaned to Optimus and 1,512,500 shares of which are restricted as to transfer until January 1, 2012 (1,137,500 shares) and January 1, 2013 (375,000 shares). Mr. Caragol shares dispositive and voting power over 1,089,000 shares that Mr. Caragol, as a manager of Blue Moon, may be deemed to share beneficial ownership with Blue Moon and Mr. Silverman.

(4)   Includes 360,000 shares of our common stock and 218,750 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 21, 2011. Mr. Cobb lacks dispositive power over 120,000 shares, which are restricted until January 1, 2012 (100,000 shares) and March 31, June 30, September 30, and December 31, 2011 (5,000 shares on each vesting day).

(5)   Includes 370,000 shares of our common stock and 75,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 21, 2011. Mr. Edelstein lacks dispositive power over 120,000 shares, which are restricted until January 1, 2012 (100,000 shares) and March 31, June 30, September 30, and December 31, 2011 (5,000 shares on each vesting day).

(6)   Mr. Foland lacks dispositive power over 180,000 shares, which are restricted until January 1, 2012 (100,000 shares) and March 31, June 30, September 30, and December 31, 2011 (20,000 shares on each vesting day).

(7)   Includes 570,000 shares of our common stock and 150,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 21, 2011. Mr. Krawitz lacks dispositive power over 220,000 shares, which are restricted until January 1, 2012 (200,000 shares) and March 31, June 30, September 30, and December 31, 2011 (5,000 shares on each vesting day).

(8)

Mr. Siegel lacks dispositive power over 220,000 shares, which are restricted until January 1, 2012 (200,000 shares) and March 31, June 30, September 30, and December 31, 2011 (5,000 shares on each vesting day).

(9)   Includes shares of our common stock beneficially owned by current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 21, 2011, in each case as set forth in the footnotes to this table.

All stock option awards and restricted stock awards that were granted before July 18, 2008 under our 2002 Flexible Stock Plan, our 2005 Flexible Stock Plan, and our 2007 Stock Incentive Plan vested upon the closing of the sale of our then wholly-owned subsidiary, Xmark Corporation, which we refer to as the Xmark Transaction.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since the beginning of our fiscal year 2009, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Director and Officer Roles and Relationships

By virtue of the relationships described below, certain of directors and executive officers may face situations in which there are actual or apparent conflicts of interest that could interfere, or appear to interfere, with their ability to act in a manner that is in our best business interests.  In addition, as further described below, several of our directors and executive officers have served as directors and officers of Digital Angel, which held 45.7% of our stock at the time it sold such stock to R & R Consulting Partners, LLC (an entity owned and controlled by Mr. Silverman) on November 12, 2008, and its other affiliates.  Each of these relationships was considered in determining whether a director is independent under the standards of the Nasdaq Capital Market.

At the Board level:

•

Our chairman and chief executive officer, Scott R. Silverman, served as chairman of the Board of Directors of Steel Vault until November 10, 2009, in which Digital Angel held a 49.9% ownership interest until August 1, 2008.  In addition, Mr. Silverman is the managing member of R & R Consulting Partners, LLC, which holds 4,785,008 shares of our common stock.

•

Jeffrey S. Cobb serves as a member of our compensation, audit, and nominating and governance committees and served as a member of the compensation, audit, and nominating committees of Steel Vault until his resignation on July 22, 2008.

•

In 2008, Michael E. Krawitz provided legal services to us on a consulting basis and received approximately $70,000 in fees. Mr. Krawitz served on the Board of Directors of Steel Vault until November 10, 2009. Mr. Krawitz, along with Messrs. Silverman and Caragol, is a manager and member of Sah-Vul Strategic Partners I, LLC, a securities holding company.

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

•

William J. Caragol, our president and chief financial officer, served as chief executive officer, president, acting chief financial officer and director of Steel Vault before September 4, 2009, when we, VeriChip Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, and Steel Vault signed an Agreement and Plan of Reorganization, as amended, pursuant to which VeriChip Acquisition Corp. was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming our wholly-owned subsidiary, which we refer to as the Merger.

•

In 2010, Ned L. Siegel provided consulting services to us before becoming a director for which he received 50,000 shares of our common stock on each of January 4, 2010 and July 7, 2010, worth an aggregate of $101,500 based on the closing price of a share of our common stock on the date of grant.

Related Party Transactions

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

Related Party Financing

On June 4, 2009, we closed a debt financing transaction with Steel Vault for $500,000 pursuant to a secured convertible promissory note. The two year note was collectible on demand on or after June 4, 2010, accrued interest at a rate of twelve percent and was secured by substantially all of Steel Vault’s assets, including the assets of National Credit Report.Com, LLC and the security interest held by us on the assets was senior to any other security interest on the assets pursuant to a Subordination and Intercreditor Agreement between us and Blue Moon. The note could be prepaid at any time without penalty and matured on June 4, 2011. The unpaid principal and accrued and unpaid interest under the note could be converted at any time into common stock of Steel Vault at a price of $0.30 per share. The principal was convertible into 1,666,667 shares of Steel Vault common stock.

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

Financing Transaction with Optimus

On September 29, 2009, we entered into a Convertible Preferred Stock Purchase Agreement, or the Purchase Agreement, with Optimus Technology Capital Partners, LLC, or Optimus,  under which Optimus was committed to purchase up to $10 million shares of our convertible Series A Preferred Stock in one or more tranches.  To facilitate the transactions contemplated thereby, R & R Consulting Partners, LLC, a company controlled by Scott R. Silverman, our chairman and chief executive officer, loaned shares of common stock to Optimus.   On March 14, 2011, we entered into an Amended and Restated Convertible Preferred Stock Purchase Agreement with Optimus.  To facilitate the transactions contemplated thereby, R & R Consulting Partners, LLC, and Messrs. Silverman and Caragol loaned shares of common stock to Optimus.  Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Optimus Stock Offering” for more information regarding this transaction.

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

Director Independence

Effective November 10, 2009, Scott R. Silverman, our chief executive officer and executive chairman, William J. Caragol, our president, chief financial officer and director, Jared Shaw, R & R Consulting Partners, LLC, a Florida limited liability company owned by Mr. Silverman, and Blue Moon Energy Partners, LLC, a Florida limited liability company of which Mr. Silverman is a manager and controls a member and Mr. Caragol is a manager and member, entered into a voting agreement pursuant to which Mr. Silverman had voting control over all shares owned by Messrs. Caragol and Shaw and R&R and Blue Moon, in addition to the shares owned by Mr. Silverman, for a total of 9,630,038 shares of our common stock, or 50.1% of our outstanding common stock as of November 10, 2009. As a result, we were eligible for the “controlled company” exemption under the Nasdaq rules because we had more than 50% of the voting power for the election of directors held by an individual, and therefore, we were not required to maintain a majority of independent directors. However, in February, 2010, we ceased to be a “controlled company” because the percentage of stock Mr. Silverman had voting control over fell below 50.1% of our outstanding common stock, and on May 24, 2010, the voting agreement was terminated.

Since we were no longer a “controlled company,” we phased in our compliance with the majority of independent directors requirement as permitted by the Nasdaq rules. On December 31, 2010, Michael Krawitz became independent and on February 1, 2011, Mr. Siegel joined our Board of Directors and as such we now maintain a majority of independent directors who are Messrs. Cobb, Edelstein, Foland, Krawitz and Siegel.

For transactions, relationships or arrangements that were considered by the Board of Directors in determining whether each director was independent, please see “Certain Relationships and Related Transactions — Director and Officer Roles and Relationships” above.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2010 and 2009, fees for services provided by EisnerAmper LLP were as follows:

	2010	2009

Audit Fees	$179,000	$185,600
Audit Related Fees (review of registration statements and other SEC filings)	$42,800	$80,300
Tax Fees	--	--
All Other Fees	--	--

Total Fees	$221,800	$265,900

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

All services provided by and all fees paid to EisnerAmper LLP in fiscal 2010 and 2009 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

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

POSITIVEID CORPORATION

Date: March 25, 2011	By:	/s/ William J. Caragol
William J. Caragol
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott R. Silverman	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 25, 2011
Scott R. Silverman

/s/ William J. Caragol	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2011
William J. Caragol

/s/ Jeffrey S. Cobb	Director	March 25, 2011
Jeffrey S. Cobb

/s/ Barry M. Edelstein	Director	March 25, 2011
Barry M. Edelstein

/s/ Steven R. Foland	Director	March 25, 2011
Steven R. Foland

/s/ Michael E. Krawitz	Director	March 25, 2011
Michael E. Krawitz

/s/ Ned L. Siegel	Director	March 25, 2011
Ned L. Siegel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PositiveID Corporation

We have audited the accompanying consolidated balance sheets of PositiveID Corporation (the “Company”), formerly known as VeriChip Corporation, as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of PositiveID Corporation, as of December 31, 2010 and 2009, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ EisnerAmper LLP
New York, New York
March 25, 2011

POSITIVEID CORPORATION

Consolidated Balance Sheets

(In thousands, except share data and par value)

	December 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash	$1,764	$6,423
Prepaid expenses and other current assets	173	193
Total Current Assets	1,937	6,616

Equipment, net of accumulated depreciation	118	122
Goodwill	850	4,200
Intangibles	385	—
Other assets	24	34
	$3,315	$10,972
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$490	$576
Accrued expenses and other current liabilities	1,067	775
Accrued preferred stock dividend payable	152	90
Total Current Liabilities	1,709	1,441

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares of $.001 par value; Series A Preferred - 0 and 462 shares issued and outstanding at December 31, 2010 and 2009, respectively, Series B Preferred - 230 and 0 shares issued and outstanding at December 31, 2010 and 2009, respectively (liquidation preference of $2,300 and $4,620 December 31, 2010 and 2009, respectively)	—	—
Common stock, authorized 70,000,000 shares of $.01 par value; issued and outstanding 33,047,405 and 21,840,433 shares at December 31, 2010 and 2009, respectively	330	218
Additional paid-in capital	74,002	63,018
Accumulated deficit	(69,621)	(53,705)
	4,711	9,531
Note receivable for shares issued	(3,105)	—

Total Stockholders’ Equity	1,606	9,531

	$3,315	$10,972

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	For the Years Ended
	December 31,
	2010	2009

Revenue	$3,093	$353
Cost of sales	1,717	94

Gross profit	1,376	259

Operating expenses:
Selling, general and administrative	14,332	5,753
Research and development	1,394	393
Impairment of goodwill attributed to ID Security segment	1,600	10,170

Total operating expenses	17,326	16,316

Operating loss	(15,950)	(16,057)

Gain on sale of Xmark Corporation	—	4,385
Interest and other income	34	74

Total other income	34	4,459

Net loss	(15,916)	(11,598)
Preferred stock dividend	(152)	(90)

Net loss attributable to common stockholders	$(16,068)	$(11,688)

Net loss attributable to common shareholders per common share — basic and diluted	$(0.67)	$(0.90)

Weighted average number of shares outstanding — basic and diluted	24,053	13,020

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)
For the Years Ended December 31, 2010 and 2009

					Additional Paid-in Capital	Accumulated Deficit	Note Receivable for Shares Issued	Total Stockholders’ Equity

	Preferred Shares		Common Shares
	Number	Par	Number	Par

Balance January 1, 2009	—	$—	11,730	$117	$44,401	$(42,107)	$—	$2,420
Net loss	—	—	—	—	—	(11,598)	—	(11,598)
Stock based compensation	—	—	4,395	44	1,505	—	—	1,549
Issuance of shares from option exercises	—	—	138	1	59	—	—	60
Issuance of preferred shares, net of $800 financing costs	462	—	—	—	3,806	—	—	3,806
Issuance of shares for settlement of litigation	—	—	510	5	245	—	—	205
Issuance of shares for Steel Vault merger	—	—	5,067	51	13,083	—	—	13,134
Preferred stock dividend	—	—	—	—	(90)	—	—	(90)

Balance December 31, 2009	462	—	21,840	218	63,018	(53,075)	—	9,531

Net loss	—	—	—	—	—	(15,916)	—	(15,916)
Stock based compensation	—	—	5,143	52	5,067	—	—	5,119
Issuance of Preferred Series B shares, net of $110 for financing costs	230	—	—	—	2,190	—	—	2,190
Issuance of shares from option exercises	—	—	719	7	352	—	—	359
Reversal of accrued dividend for Preferred series A shares on conversion	—	—	—	—	89	—	—	89
Shares issued for Preferred Series A conversion	(462)	—	2,700	27	(27)	—	—	—
Shares issued in connection with interest expense on Preferred Series A conversion	—	—	29	—	35	—	—	35
Issuance of shares for note receivable	—	—	1,717	17	2,283	—	(2,300)	—
Issuance of shares for note receivable upon warrant exercise	—	—	600	6	799	—	(805)	—
Shares issued for the acquisition of Easy Check Medical Diagnostics, LLC assets	—	—	300	3	348	—	—	351
Accrual of dividend for Preferred Series B shares	—	—	—	—	(152)	—	—	(152)

Balance December 31, 2010	230	$—	33,048	$330	$74,002	$(69,621)	$(3,105)	$1,606

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(15,916)	$(11,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,399	29
Stock based compensation	5,119	1,549
Write-off of acquired in-process research and development	351	—
Impairment of goodwill	1,600	—
Non cash interest income, net	(7)	(7)
Charge attributable to adjustment of goodwill	—	10,170
Stock issued for settlement of litigation	—	250
Gain on sale of Xmark Corporation	—	(4,385)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	70	137
Increase (decrease) in deferred revenue	7	(16)
Increase (decrease) in accounts payable and accrued expenses	198	(1,043)

Net cash used in continuing operations	(7,179)	(4,914)
Net cash used in discontinued operations	—	(60)

Net cash used in operating activities	(7,179)	(4,974)

Cash flows from investing activities:
Proceeds from sale of Xmark Corporation, net	—	4,434
Proceeds from sale of assets	—	3
Payments for equipment and other assets	(29)	(11)
Payments for the merger of Steel Vault, net of cash acquired	—	72
Net cash (used in) provided by investing activities	(29)	4,498

Cash flows from financing activities:
Proceeds from exercise of stock options	359	60
Proceeds from preferred stock financing, net	2,190	3,806

Repayment of debt financing, net	—	(196)

Net cash provided by financing activities	2,549	3,670

Net (decrease) increase in cash	(4,659)	3,194
Cash, beginning of year	6,423	3,229

Cash, end of year	$1,764	$6,423

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

1.   Organization, Basis of Presentation and Accounting Policies

PositiveID Corporation is a Delaware corporation formed in 2001. The Company commenced operations in 2002 as VeriChip Corporation. In 2007, the Company completed an initial public offering of its common stock.

In July 2008, we completed the sale of all of the outstanding capital stock of Xmark, which at the time was principally all of our operations. The sale transaction was closed for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million, which was adjusted to $2.8 million at settlement of the escrow. Under the terms of the stock purchase agreement, $43.4 million of the proceeds were paid at closing and $4.4 million was released from escrow in July 2009. As a result, we recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until the escrow was settled in 2009.

Following the completion of the sale, we retired all of our outstanding debt for a combined payment of $13.5 million and settled all contractual payments to Xmark’s and our officers and management for $9.1 million. In August 2008, we paid a special dividend to our stockholders of $15.8 million.

In November 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively are referred to as, “Digital Angel.” The terms of the APA included our purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. We also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to our health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. We paid Digital Angel $500,000 at the closing of the APA, which was recorded in the financials as research and development and expensed.

Also, in November 2008, R & R Consulting Partners LLC, a company controlled by our Chairman and Chief Executive Officer, purchased 5,355,556 shares of common stock from Digital Angel, at which point in time Digital Angel ceased being a stockholder.

On September 4, 2009, the Company, VeriChip Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), signed an Agreement and Plan of Reorganization (the “Merger Agreement”), dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). Upon the consummation of the Merger, all outstanding shares, options and warrants of Steel Vault’s common stock were converted into approximately 5.1 million shares of common stock, 3.3 million options, and 0.5 million warrants of the Company. At the closing of the Merger, the Company changed its name to PositiveID Corporation and changed its stock ticker symbol with Nasdaq to “PSID”. See Note 3 — Acquisitions, for more information.

The Company has historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault, the Company focused its strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security.  Beginning in early 2011 the Company has further focused its strategy on the growth of its HealthID segment, including the continued successful development of its GlucoChip, its Easy Check breath glucose measurement device, its iglucose wireless system, and potential strategic acquisition opportunities of businesses that are complimentary to its HealthID business.

In February 2010 the Company acquired the assets of Easy Check Medical Diagnostics, LLC, which included the Easy Check breath analysis system and the iglucose wireless communication system. The Company issued 300,000 shares of common stock in February 2010, with a fair value of $351,000 which were expensed as in process research and development as these products are currently under development.  The purchase agreement also included certain contingent stock payments and cash royalties based on future revenues.

The Company’s ID Security segment includes its Identity Security suite of products, sold through its NationalCreditReport.com brand and its Health Link personal health record. The Company’s NationalCreditReport.com business was acquired in conjunction with its merger with Steel Vault in November 2009. NationalCreditReport.com offers consumers a variety of identity security products and services primarily on a subscription basis. In the first quarter of 2010, the Company re-launched its Health Link personal health record (“PHR”) business. The Company focuses its marketing efforts on partnering with health care providers and exchanges, physician groups, Electronic Medical Record (“EMR”) system vendors, and insurers to use Health Link as a PHR provided to their patients.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

Beginning in early 2011, in conjunction with its focus on our HealthID businesses, including the development of the GlucoChip, the Easy Check breath glucose detection system, and iglucose wireless communication system, the Company has limited its activities in its ID Security segment.  In early 2011, the Company ceased acquiring new subscribers to its identity security and credit reporting businesses. It intends to continue to explore potential strategic transactions with third parties in the healthcare, identification, animal health, and other sectors.

Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about allowances for excess inventory and obsolescence, lives of long- lived assets, lives of intangible assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities and the determination of whether any impairment is to be recognized on intangibles, among others.

Concentration of Credit Risk

The Company maintained its cash in one financial institution during the years ended December 31, 2010 and 2009. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. Cash exceeded the federally insured limits.

The Company’s trade receivables are potentially subject to credit risk. The Company extends credit to its customers based upon an evaluation of the customers’ financial condition and credit history. The Company generally does not require collateral.

Equipment

Equipment is carried at cost less accumulated depreciation, computed using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or useful life, software is depreciated over 2 years, and equipment is depreciated over periods ranging from 3 to 5 years. Repairs and maintenance, which do not extend the useful life of the asset, are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the consolidated statements of operations.

Intangible Assets

The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful lives of its definite-lived intangible assets may warrant revision or that the remaining balance of such assets may not be recoverable. The Company uses an estimate of the related undiscounted cash flows attributable to such asset over the remaining life of the asset in measuring whether the asset is recoverable. There was no impairment recorded on definite-lived intangible assets and other long-lived assets during the years ended December 31, 2010 and 2009.

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

In conjunction with the Company’s decision at the end of 2010 to cease acquiring new customers, it evaluated the Steel Vault business model and recoverability of its intangible assets by estimating the projected operating cash flows and estimated residual value of the NationalCreditReport.com business. As a result, the Company recorded a charge for the impairment of its goodwill of $1.6 million in the fourth quarter of 2010.  Effective December 31, 2010, the Company also stopped amortizing the remaining balance of its trademarks and domain names.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

Revenue Recognition

The Company’s revenue recognition policy is as follows:

Product Sales

Revenue from product sales are recorded at gross amounts. As the Company is in the initial process of commercializing these systems, the level of returns cannot yet be reasonably estimated. Accordingly, the Company does not recognize revenues until the following criteria are met:

•

a purchase order has been received or a contract has been executed;

•

the product is shipped;

•

title has transferred;

•

the price is fixed or determinable;

•

there are no uncertainties regarding customer acceptance;

•

collection of the sales proceeds is reasonably assured; and

•

the period during which the distributor has a right to return the product has elapsed.

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

In conjunction with the Company’s decision at the end of 2010 to cease acquiring new customers, it evaluated the Steel Vault business model and recoverability of its intangible assets by estimating the projected operating cash flows and estimated residual value of the NationalCreditReport.com business. As a result, the Company recorded a charge for the impairment of its goodwill of $1.6 million in the fourth quarter of 2010.  Effective December 31, 2010, the Company also stopped amortizing the remaining balance of its trademarks and domain names.

In October 2009, the Financial Accounting Standard Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. In accordance with the guidance, the Company has elected to early adopt its provisions as of

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Income Taxes

The Company accounts for income taxes under the asset and liability approach for the financial accounting and reporting of income taxes. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets when the Company determines realization is not currently judged to be more likely than not. Income taxes are more fully discussed in Note 7 – Income Taxes.

The Company follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The impact of ASC 740 on the Company’s financial position is discussed in Note 7 — Income Taxes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as an as interest expense.

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

Loss Per Common Share and Common Share Equivalent

The Company presents “basic income (loss) per common share and, if applicable “diluted” income (loss) per share, pursuant to the provisions of ASC 260 “Earnings Per Share”. Basic income (loss) per common share is based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. The calculation of diluted income (loss) per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each year or the date issued were convertible at those dates, with preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which average period market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds.

The following were outstanding as of December 31, 2010 and 2009, and were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Years Ended
	December 31,
	2010	2009

Convertible preferred stock and dividends	─	2,038
Stock options	3,216	4,215
Warrants	304	454
Unvested restricted common stock	6,623	4,192
	10,143	10,899

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

Financial Condition

As of December 31, 2010, we had working capital of approximately $0.2 million and an accumulated deficit of $69.6 million compared to a working capital of approximately $5.2 million and an accumulated deficit of approximately $53.7 million as of December 31, 2009. The Company has incurred operating losses since and prior to the merger that created PositiveID.  The current operating losses are the result of the Company’s funding of its development products and projects:  the GlucoChip, the iglucose wireless communications system, the Easy Check breath analysis device, and the rapid flu detection system.  Operating losses are also due to salary costs, consulting fees, legal, accounting and other general and administrative costs. The Company expects its operating losses to continue through December 31, 2011.

Until we are able to achieve operating profits, it is our intention to continue to try to access the capital markets to fund the development of our HealthID products.  Since December 31, 2010, we have raised $1.9 million under our Socius financing facility.  We also have $4.0 million of remaining capacity available under the amended Optimus agreement and have submitted a notice to Optimus to purchase $1.4 million of the Company’s Series C Preferred Stock; however, there is no assurance that the tranche for $1.4 million will close.  Additionally, we currently have an effective “shelf” registration statement on Form S-3 which registers up to $9.6 million of securities.  Under that registration we have $5.3 million of availability remaining.  Because the aggregate market value of our common equity held by non-affiliates is less than $75 million, we will be limited from time to time in our ability to use capacity under the shelf registration statement.

The Company believes that with its current working capital, its access to capital under its equity line agreement, and through either new capital raised under its shelf registration statement, and/or reducing and delaying certain research, development and related activities, that it will have sufficient funds available to meet its working capital requirements through December 31, 2011. There can be no assurances that it will be successful in negotiating additional sources of equity or credit for its long-term capital needs.  The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows.

2.   Equipment

	December 31,	December 31,
	2010	2009
Equipment	$310	$303
Hardware	142	113
Purchased software	128	136

	580	552
Less accumulated depreciation	(462)	(430)

	$118	$122

Depreciation expense charged against income amounted to $32,000 and $29,000 for the years ended December 31, 2010 and 2009, respectively.

3.   Acquisitions

Merger with Steel Vault

On September 4, 2009, the Company, the Acquisition Subsidiary, and Steel Vault signed the Merger Agreement, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company. The Merger Agreement provided for the Company’s conversion of each outstanding share of Steel Vault’s common stock into 0.5 shares of common stock of the Company. At the time the Merger Agreement was signed, in September 2009, the value of the transaction was $3.5 million.  At the time the Merger was consummated, the stock price of the Company was $1.71 per share as compared to $0.65 during September 2009 when the Merger Agreement was executed. As a result, at the time the transaction closed, in November 2009, the recorded value of the transaction amounted to $13.7 million as compared to approximately $3.5 million at the time the Merger Agreement was signed in September 2009. The purchase price includes Steel Vault’s approximately 6,696,000 stock options and 908,000 warrants outstanding which were converted into 3,349,000 options and 454,000 warrants to acquire shares of the Company’s common stock at the effective exchange date rate, and which were measured at the fair value using the Black-Scholes model on the date the transaction closed.

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

The primary reasons the purchase price of the acquisition exceeded the fair value of the net assets acquired, which resulted in the recognition of goodwill of $2.5 million at the time the agreement was executed, were to provide entry into the industry and growth opportunities from new or enhanced product offerings and the acquisition of the existing workforce that are not recognized as assets apart from goodwill. In addition, the Company identified intangible assets for trademarks and domain names of $500,000 with a life of 5 years, and a subscriber base of $1,250,000 with a life of 12 months. Amortization expense of $1.4 million was recorded for the year ended December 31, 2010 associated with the finite lived intangible assets.

In conjunction with the Company’s decision at the end of 2010 to cease acquiring new customers, it evaluated the Steel Vault business model and recoverability of its intangible assets by estimating the projected operating cash flows and estimated residual value of the NationalCreditReport.com business. As a result, the Company recorded a charge for the impairment of its goodwill of $1.6 million in the fourth quarter of 2010.  Effective December 31, 2010, the Company adjusted the rate of amortization of its trademarks and domain names to reflect the estimated residual value over its estimated remaining economic life.

Easy Check Asset Purchase

On February 11, 2010, the Company purchased the assets of Easy Check Medical Diagnostics, LLC, which was comprised of the intellectual property related to the Easy Check breath analysis system and the iglucose wireless communication system. The Company issued 300,000 shares of common stock in connection with the purchase with a fair value of $351,000 based on a stock price of $1.17. The entire purchase price was expensed as in-process research and development as the development of these projects had not yet reached technological feasibility and had no alternative future uses.  We did not purchase any tangible assets from Easy Check Medical Diagnostics, LLC.  In February 2011, the Company amended this agreement to issue an additional 200,000 shares of common stock.  Also adjusted were contingent payments of up to an additional 200,000 shares of common stock and future royalties of 10%, reduced from an original royalty of 25%.

Proforma

The results of Steel Vault have been included in the condensed consolidated statements of operations since the date of acquisition, which was November 10, 2009. Unaudited pro forma results of operations for the twelve months ended December 31, 2009 are included below. Such pro forma information assumes that the Steel Vault acquisition occurred as of January 1, 2009, and revenue is presented in accordance with the Company’s accounting policies. This summary is not necessarily indicative of what the Company’s results of operations would have been had the Company and Steel Vault been combined entities during such period, nor does it purport to represent results of operations for any future periods.

Twelve Months Ended
(In thousands, except per share amounts)	December 31, 2009

Revenue	$1,581
Net income (loss) attributable to common shareholders	$(14,454)
Net income (loss) attributable to common shareholders per common share — basic and diluted	$(0.83)

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

4.   Financing Agreements

Optimus Financing

On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Optimus Technology Capital Partners, LLC (“Optimus”) under which Optimus was committed to purchase up to $10 million shares of convertible Series A Preferred Stock of the Company (the “Preferred Stock”) in one or more tranches.

To facilitate the transactions contemplated by the Purchase Agreement, R & R Consulting Partners, LLC, a company controlled by Scott R. Silverman, the Company’s chairman and chief executive officer, loaned shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R Consulting Partners, LLC and Optimus. R & R Consulting Partners, LLC was paid $100 thousand fee in October 2009 plus will be paid 2% as interest for the fair value of the loaned shares for entering into the stock loan arrangement. The aggregate amount of shares loaned under any and all Stock Loan Agreements, together with all other shares sold by or on behalf of the Company pursuant to General Instruction I.B.6. to Form S-3, cannot exceed one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company in any 12 month period. R & R Consulting Partners, LLC may demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand may be made if there are any shares of Preferred Stock then outstanding. If a permitted return demand is made, Optimus is required to return the borrowed shares (or an equal number of freely tradable shares of common stock) within three trading days after such demand. Optimus may return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R Consulting Partners, LLC loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of Company common stock as is further discussed below.

Redemption of the Preferred Stock by the Company, to the extent such Preferred Stock shall not have been converted into shares of Common Stock, was mandatory in the event that the Company did not receive stockholder approval for the transactions described in the Purchase Agreement on or before March 31, 2010, which approval was obtained on November 10, 2009.

On September 29, 2009, the Company exercised the first tranche of this financing, to issue 296 shares of Series A Preferred Stock, for a tranche amount of approximately $3.0 million. In support of this tranche, R & R Consulting Partners, LLC loaned Optimus 1.3 million shares of common stock. This tranche closed on October 13, 2009, and the Company received proceeds of approximately $3.0 million, less the fees due on the entire financing commitment of $800 thousand. On November 5, 2009, the Company closed the second tranche of this financing, issuing 166 shares of Series A Preferred Stock, for a tranche amount of approximately $1.7 million. In support of this tranche, R & R Consulting Partners, LLC loaned Optimus approximately 1.4 million shares of common stock.

On May 12, 2010, R & R demanded the return of 2.7 million shares loaned to Optimus.  Also on May 12, 2010, the Company sent Optimus a notice of its election to convert all of the outstanding shares of Series A Preferred Stock into 2,729,452 shares of Company common stock.  Optimus returned these shares to R & R in repayment of the loan. The conversion of the Series A Preferred Stock was determined by a fixed conversion price that was determined at the time of the closings of the Preferred Stock which were approximately $3.07 and $1.60, respectively. The Company was required to issue make-whole shares to Optimus equal to 35% of the Series A Liquidation Value because the Preferred Stock was redeemed prior the first anniversary of the issuance date.  On October 13, 2010, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware effecting the elimination of the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.  No shares of the Series A Preferred Stock remain outstanding.

On March 14, 2011, the Company entered into an Amended and Restated Convertible Preferred Stock Purchase Agreement (the “Amended Purchase Agreement”) with Optimus.   The Amended Purchase Agreement amends and restates the Purchase Agreement, and, among other things, specifically (i) replaces the Series A Preferred Stock issuable under the Purchase Agreement with a Series C Preferred Stock with substantially similar terms, and (ii) reduces the maximum amount of preferred stock issuable to Optimus under the Purchase Agreement from $10,000,000 to $8,700,000, of which $4,700,000 worth was already issued (in 2009) under the Purchase Agreement as described above.

Under the terms of the Amended Purchase Agreement, from time to time and at the Company’s sole discretion, the Company can present Optimus with a notice to purchase shares of the Series C Preferred Stock (the “Notice”).   Optimus is obligated to purchase such Series C Preferred Stock on the twentieth trading day after any Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company is listed for and trading on a trading market, such as the Nasdaq or the over the counter bulletin board, (ii) the representations and warranties of the Company set forth in the Amended Purchase Agreement are true and correct as if made

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

on each tranche date, and (iii) that no such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of the Company’s common stock. In the event the closing bid price of the Company’s common stock during any one or more of the nineteen trading days following the delivery of a Notice falls below 75% of the closing bid price on the trading day prior to the Notice date and Optimus determines not to complete the tranche closing, then the Company may, at its option, proceed to issue some or all of the applicable shares, provided that the conversion price for the Preferred Stock that is issued shall reset at the lowest closing bid price for such nine trading day period.

On March 14, 2011, the Company delivered a Notice to Optimus to sell 140 shares of its Series C Preferred Stock for a tranche amount of approximately $1.4 million, which tranche is expected to close on or about April 12, 2011.   In support of this tranche, R & R loaned 2,729,452 shares, Mr. Silverman loaned 70,548 shares and Mr. Caragol loaned 700,000 shares of Company common stock to Optimus. The total fair value of shares loaned was approximately $1,900,000. There can be no assurance that this tranche will close.

Certificate of Designations

On March 14, 2011, pursuant to the Amended Purchase Agreement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series C Preferred Stock with the Secretary of State of the State of Delaware.  The Company is authorized to issue 400 shares of Series C Preferred Stock and the shares of Preferred Stock may not be converted if the shares of common stock issuable upon conversion of the Series C Preferred Stock plus any shares previously issued to Optimus or its affiliates would exceed 19.99% of the common stock outstanding as calculated and determined in accordance with Nasdaq Marketplace rules.

Ranking and Voting. The Preferred Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, senior to the Company’s Common Stock and any other classes of stock or series of preferred stock of the Company, including the Series B Preferred Stock, and junior to existing and future indebtedness of the Company. Otherwise, holders of the Preferred Stock will not be entitled to receive dividends and will have no right to vote on any matters, questions or proceedings, including, without limitation, the election of directors.

Conversion. One or more shares of the Preferred Stock may be converted into shares of Common Stock of the Company, on or after the six month anniversary of the issuance date, at a conversion price equal to the closing bid price on the trading day immediately preceding the Notice date (the “Conversion Price”) by the Company or Optimus. If the Company or Optimus exercises this conversion option with respect to any Preferred Stock, the Company will issue to Optimus the number of shares of Common Stock equal to (x) $10,000 per share of Preferred Stock multiplied by (y) the number of shares of Preferred Stock subject to the Notice divided by (z) the Conversion Price with respect to such shares. If the Company exercises the conversion prior to the fourth anniversary of the issuance of such shares, then in addition to the conversion shares, the Company must pay to the holder additional shares with respect to such converted shares: (i) 35% of the conversion shares if converted after the six-month anniversary of the issuance date but prior to the first anniversary of the issuance date, (ii) 27% of the converted shares if converted on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 18% of the converted shares if converted on or after the second anniversary but prior to the third anniversary of the issuance date, and (iv) 9% of the converted shares if converted on or after the third anniversary but prior to the fourth anniversary of the issuance date.

Dividends and Other Distributions. Commencing on the first anniversary of the date of issuance of any such shares of Preferred Stock, holders of Preferred Stock shall be entitled to receive dividends on each outstanding share of Preferred Stock, which shall accrue in shares of Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued Dividends shall be payable annually on the anniversary of the Issuance Date. No dividend shall be payable with respect to shares of Series C Preferred Stock that are redeemed for cash or converted into shares of Common Stock prior to the first anniversary of the Issuance Date with respect to such shares.

Liquidation. Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company, before any distribution or payment is made to the holders of any other class or series of stock, the holders of Preferred Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series C Liquidation Value, after which any remaining assets of the Company shall be distributed among the holders of the other class or series of stock in accordance with the Company’s Certificates of Designations and Certificate of Incorporation.

Redemption. The Company may redeem, for cash, any or all of the Preferred Stock at any time at the redemption price per share equal to $10,000 per share of Preferred Stock (the “Series C Liquidation Value”), plus any accrued but unpaid dividends with respect to such shares of Preferred Stock (the “Redemption Price”). If the Company exercises this redemption option with respect to any Preferred Stock prior to the fourth anniversary of the issuance of such Preferred Stock, then in addition to the Redemption Price, the Company must pay to Optimus a make-whole price per share equal to the following with respect to such redeemed Preferred Stock: (i) 35% of the Series C Liquidation Value if redeemed prior to the first anniversary of the issuance date, (ii) 27% of the

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

Series C Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 18% of the Series C Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the issuance date, and (iv) 9% of the Series C Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the issuance date.

The Preferred Stock and Common Stock issuable upon conversion of the Series C Preferred Stock, if any, will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Socius Financing

On April 28, 2010, the Company entered into a Preferred Stock Purchase Agreement (the “Preferred Purchase Agreement”) with Socius Capital Group, LLC doing business as Socius Technology Capital Group, LLC (“Socius Technology”) under which Socius Technology was committed to purchase up to $4.2 million in shares of non-convertible Series B Preferred Stock of the Company (the “Preferred Stock”) in one or more tranches (each a “Preferred Tranche”), at $10,000 per share of Preferred Stock. Under the terms of the Preferred Purchase Agreement, from time to time and at the Company’s sole discretion, the Company could present Socius Technology with a notice to purchase such Preferred Stock (the “Preferred Notice”). Socius Technology was obligated to purchase such Preferred Stock on the third trading day after the Preferred Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market, (ii) the representations and warranties of the Company set forth in the Preferred Purchase Agreement are true and correct as if made on each Preferred Tranche date, and (iii) Socius Technology shall have received a commitment fee of $105,000 payable on the first tranche closing date (collectively, the “Closing Conditions”).

Commencing on the date of issuance of any such shares of Preferred Stock, holders of Preferred Stock were entitled to receive dividends on each outstanding share of Preferred Stock, which accrues in shares of Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends were be payable upon redemption of the Preferred Stock. As of December 31, 2010, the Company had accrued dividends of $152,000.

Stock Purchase Agreement

On April 28, 2010, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”) under which Socius was committed to purchase in connection with any Preferred Tranche, up to that number of shares of common stock equal in dollar amount to 100% of the applicable Preferred Tranche amount (the “Common Tranche”), at a per share price equal to the average of the individual daily volume weighted average price calculated over the ten trading days preceding the applicable tranche notice of the common stock on the date the Company provides notice of such tranche (the “Investment Price”). Under the Agreement, the Company also agreed to issue in connection with any Common Tranche, two-year warrants to purchase shares of common stock equal in dollar amount to 35% of the applicable Common Tranche, at an exercise price per share equal to the Investment Price.

Socius could pay the Investment Price for the common stock, at Socius’ option, in cash or a secured promissory note. Socius could pay the warrant exercise price, at Socius’ option, in cash, a secured promissory note, or, if applicable, by cashless exercise. The promissory note bears interest at 2.0% per year calculated on a simple interest basis. The entire principal balance and interest thereon was due and payable on the fourth anniversary of the date of the promissory note, but no payments were due so long as the Company was in default under the Preferred Purchase Agreement or the warrants or if there were any shares of Preferred Stock issued or outstanding. The promissory note was secured by the borrower’s right, title and interest in all outstanding shares of the Company’s common stock and other securities with a fair market value equal to the principal amount of the promissory note. The Company’s right to deliver a tranche notice to Socius pursuant to the Agreement was subject to the Closing Conditions and also that no purchase would result in Socius and its affiliates beneficially owning more than 9.99% of the common stock. Unless the Company obtained stockholder approval or Socius obtained an opinion of counsel that stockholder approval was not required, Socius could not exercise a warrant if, as a result of such exercise, the aggregate number of shares of common stock issued upon exercise of all warrants it held plus the aggregate number of shares of common stock issued under the Agreement would exceed 19.99% of the Company’s common stock outstanding.

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

The Preferred Stock was not registered under the Securities Act of 1933 and could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Tranche Draw Down

On April 29, 2010, the Company presented Socius Technology with a Preferred Notice to purchase $2.3 million of Preferred Stock in a Preferred Tranche. Upon the closing of the Preferred Tranche, which occurred on May 4, 2010, the Company issued 230 shares of Preferred Stock. In connection with the Preferred Notice, the Company also presented Socius with a notice to purchase $2.3 million of common stock and warrants to purchase 600,746 shares of common stock. The Company issued 1,716,417 shares of common stock at an Investment Price per share of $1.34, paid in the form a secured promissory note, and a warrant to purchase 600,746 shares of common stock to Socius, at an exercise price equal to the Investment Price of $1.34, which warrant Socius exercised on April 29, 2010 and paid in the form of a secured promissory note.  There was no beneficial conversion feature as the fair value of the secured promissory notes approximated the fair value of the common stock and warrants issued on the date of issuance.  The promissory note is secured by the shares of Preferred Stock issued to Socius.

On January 13, 2011, we presented Socius Technology with a Preferred Notice to purchase $1.68 million of Preferred Stock in a Preferred Tranche.  Upon the closing of the Preferred Tranche, we issued 168 shares of Preferred Stock. In connection with the Preferred Notice we also presented Socius  with a notice to purchase $1.68 million in shares of our common stock at an Investment Price of $0.69 per share, for a total of 2,434,783 shares of our common stock pursuant to the Agreement.  On the same date, we issued Socius a two-year warrant to purchase 852,174 shares of our common stock, which is equal in dollar amount to 35% of the applicable tranche amount, at an exercise price per share equal to the Investment Price.  Socius may pay the warrant exercise price, at Socius' option, in cash, a secured promissory note, or, if applicable, by cashless exercise.  Socius elected to pay the warrant exercise price by a secured promissory note.  The promissory note is secured by the shares of Preferred Stock issued to Socius.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

On January 28, 2011, we presented Socius Technology with a Preferred Notice to purchase $0.2 million of Preferred Stock in a Preferred Tranche.  Upon the closing of the Preferred Tranche, we issued 22 shares of Preferred Stock. In connection with the Preferred Notice, we also presented Socius with a notice to purchase $0.2 million in shares of our common stock at an Investment Price of $0.77 per share, for a total of 285,714 shares of our common stock pursuant to the Agreement.  On the same date, we issued Socius a two-year warrant to purchase 100,00 shares of our common stock, which is equal in dollar amount to 35% of the applicable tranche amount, at an exercise price per share equal to the Investment Price.  Socius may pay the warrant exercise price, at Socius' option, in cash, a secured promissory note, or, if applicable, by cashless exercise.  Socius elected to pay the warrant exercise price by a secured promissory note. The promissory note is secured by the shares of Preferred Stock issued to Socius.

5.   Stockholders’ Equity

Stock Option Plans

In April 2002, the Company’s Board of Directors approved the VeriChip Corporation 2002 Flexible Stock Plan (the “VeriChip 2002 Plan”). Under the VeriChip 2002 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 2.0 million. As of December 31, 2010, approximately 2.0 million options and restricted shares, net of forfeitures, have been granted to directors, officers and employees under the VeriChip 2002 Plan, and 0.3 million of the options or shares granted were outstanding as of December 31, 2010. All the outstanding options are fully vested and do not expire until seven to nine years from the vesting date. As of December 31, 2010, no SARs have been granted and 441 shares may still be granted under the VeriChip 2002 Plan.

On April 27, 2005, the Company’s Board of Directors approved the VeriChip Corporation 2005 Flexible Stock Plan (the “VeriChip 2005 Plan”). Under the VeriChip 2005 Plan, the number of shares for which options, SARs or performance shares may be granted is approximately 0.3 million. As of December 31, 2010, approximately 0.3 million options and shares have been granted under the VeriChip 2005 Plan. All of the options are fully vested and do not expire until nine years from the vesting date. As of December 31, 2010, no SARs have been granted and 832 shares may still be granted under the VeriChip 2005 Plan.

On June 17, 2007, the Company adopted the VeriChip 2007 Stock Incentive Plan, which was amended and restated on December 16, 2008 (the “VeriChip 2007 Plan”). Under the VeriChip 2007 Plan, the number of shares for which options, restricted shares, SARs or performance shares may be granted is 3.0 million. As of December 31, 2010, approximately 3.0 million options and shares have been granted under the VeriChip 2007 Plan. As of December 31, 2010, no SARs have been granted and 2,962 shares may be granted under the VeriChip 2007 Plan.

On November 10, 2009, the Company adopted the VeriChip 2009 Stock Incentive Plan (the “VeriChip 2009 Plan”). Under the VeriChip 2009 Plan, the number of shares for which options, SARs or performance shares may be granted is 8.0 million. As of December 31, 2010, approximately 6.4 million options and shares have been granted under the VeriChip 2009 Plan. As of December 31, 2010, no SARs have been granted and 1.6 million shares may be granted under the VeriChip 2009 Plan.

In addition, as of December 31, 2010, 0.3 million options to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of December 31, 2010. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period from seven to nine years.

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

A summary of stock options for 2010 and 2009 is as follows:

	2010		2009
		Weighted-		Weighted-
	Number	Average	Number	Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price
Outstanding on January 1	4,215	$1.73	1,225	$4.52
Granted(1)	85	1.08	3,349	0.58
Exercised	(719)	0.50	(138)	0.44
Cancelled and forfeited	(365)	1.37	(221)	0.56
Outstanding on December 31(2)	3,216	2.03	4,215	1.73
Exercisable on December 31	3,103	$2.07	4,102	1.77

Shares available on December 31 for options that may be granted	1,614		3,312

(1)  Options granted in 2009 represent grants to former option holders of Steel Vault pursuant to the Merger in 2009. The total compensation expense associated with the options granted in 2010 and 2009 was $22,000 and nil, respectively. As of December 31, 2010 and 2009, the remaining amount of the compensation expense to be recorded over the remaining vesting period of the options was approximately $49,000 and nil, respectively.

(2)  The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. The fair value of the Company’s common stock was estimated to be $0.62 and $1.10 at December 31, 2010 and 2009, respectively, based upon its closing price on the NASDAQ. As of December 31, 2010 and 2009, the intrinsic value for all options outstanding was approximately $0.4 million and $1.9 million, respectively.

The following table summarizes information about stock options at December 31, 2010 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life	Price	Shares	Price
$0.00 to $0.36	829	8.19	$0.36	829	$0.36
$0.37 to $0.62	1,106	5.35	0.47	1,052	0.45
$0.68 to $1.99	503	3.07	0.87	444	0.70
$2.00 to $5.75	349	5.86	5.59	349	5.59
Above $5.75	429	3.34	7.78	429	7.78

	3,216	5.51	$2.03	3,103	$2.05

Vested options	3,103	5.37	$2.05

The weighted average per share fair value of grants made in 2010 and 2009 for the Company’s incentive plans were $1.10 and $1.19, respectively.

A summary of restricted stock outstanding as of December 31, 2010 and 2009 and changes during the years then ended is presented below:

	2010	2009
Unvested at January 1	4,191	100
Issued	5,142	4,445
Vested	(2,710)	(354)
Forfeited or Expired	—	—

Unvested at December 31	6,623	4,191

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

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2010	2009

Expected dividend yield	—	—
Expected stock price volatility	100%	100%
Risk-free interest rate	2.53%	0.36%
Expected term (in years)	6.0	1.0

Warrants

On November 10, 2009, pursuant to the Steel Vault merger, all outstanding Steel Vault warrants were converted into approximately 0.3 million Company warrants. These warrants were granted at exercise prices ranging from $0.60 to $0.88 per share, are fully vested and are exercisable for a period of five years from the vest date. The warrants expire in 2014.

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

During 2010 and 2009, compensation expense of $22,000 and nil, respectively, was recorded from 60,000 and nil options granted to employees in 2010 and 2009, respectively.

In February 2009, the Company granted approximately 518,000 shares of its restricted common stock to Mr. Caragol, its chief financial officer, in lieu of salary. The shares vested according to the following schedule: (i) 20% vested on the grant date, and (ii) 80% vested on January 1, 2010. Compensation expense of approximately nil and $213,000 was recorded for the years ended December 31, 2010 and 2009, respectively, for these shares.

In February 2009, the Company granted approximately 602,000 shares of its restricted common stock to Mr. Silverman, its then executive chairman, in lieu of salary, which vested on January 1, 2010. Compensation expense of approximately $1,000 and $300,000 was recorded for the years ended December 31, 2010 and 2009, respectively, for these shares.

In February 2009 and August 2009, the Company issued 450,000 shares of its restricted common stock to members of the Board of Directors, which vested on January 1, 2010. The Company determined the value of the stock to be approximately $173,000 based on the value of its common stock on the date of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $1,000 and $172,000 for the years ended December 31, 2010 and 2009, respectively, associated with this restricted stock.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

In January and December 2008, the Company issued options exercisable for an aggregate of approximately 195,000 shares of common stock: 155,000 to employees and 40,000 to a consultant.  Most options vest over a one or two year life.

The Company determined the fair value of the 155,000 employee options to be $37,000 on the date of grant based on an estimate of the fair value using the Black-Scholes valuation model as described above. The fair value of the grant is being recognized as compensation expense over the vesting period. Accordingly, the compensation expense recorded in connection with these options was approximately $6,000 was recorded for the years ended December 31, 2010 and 2009.

The Company recorded compensation expense associated with the 40,000 options to the consultant using the variable accounting method which requires the Company to re-measure the compensation expense associated with these options at the end of each reporting period until the options are vested. Accordingly, the compensation expense recorded in connection with these options was approximately $3,000 and $11,000 was recorded for the years ended December 31, 2010 and 2009, respectively.

In September and October 2009, the Company granted an aggregate of approximately 350,000 shares of its restricted common stock to a research and development partner. Such restricted shares vested over the periods of performance in the first quarter of 2010. The Company recorded research and development expense associated with the restricted stock using the variable accounting method that requires the Company to re-measure the compensation expense associated with the restricted stock at the end of each reporting period until the restricted stock is vested.  Research and development expense recorded in connection with the restricted stock for the years ended December 31, 2010 and 2009 was approximately 162,000 and $241,000, respectively.

In November and December 2009, the Company granted approximately 475,000 shares of restricted common stock: 50,000 to an employee and 425,000 to consultants.  These shares vested between January 1, 2010 and 2011.

The Company determined the fair value of the 50,000 shares issued to the employee to be approximately $83,000 based on the closing price of the Company’s common stock on the date of grant. The fair value of the grant will be recognized as compensation expense over the vesting period. Accordingly, the Company recognized approximately $56,000 and $8,000 in compensation expense for the years ended December 31, 2010 and 2009, respectively, in connection with this grant.

The Company recorded compensation expense associated with the 425,000 shares of restricted stock issued to consultants using the variable accounting method that requires the Company to re-measure the compensation expense associated with these shares at the end of each reporting period until the shares are vested. Compensation expense recorded in connection with the shares for the years ended December 31, 2010 and 2009 was approximately $97,000 and $300,000, respectively.

In November 2009, the Company granted 2.0 million shares of its restricted common stock to its executive officers which vest on a pro-rata basis through 2012. The Company determined the value of the stock to be $3.3 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being recognized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $2.2 million and $0.3 million the years ended December 31, 2010 and 2009, respectively, associated with this restricted stock.

In January 2010, the Company granted 50,000 shares of its common stock to a consultant from the VeriChip 2002 Plan. The Company determined the value of the stock to be approximately $56,000 based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately $56,000 for the year ended December 31, 2010, associated with this stock.

In January 2010, the Company granted 100,000 shares of its common stock to an employee from the VeriChip 2007 Plan, 50% of which vested immediately and the other 50% of which vested on July 1, 2010. The Company determined the value of the stock to be approximately $109,000 based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately $109,000 for the year ended December 31, 2010, associated with this restricted stock.

In January 2010, the Company granted 385,000 shares of its common stock to members of its Board of Directors of which 370,000 shares were restricted, vesting on January 1, 2011. The Company determined the value of the stock to be approximately $420,000 based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $418,000 for the year ended December 31, 2010, associated with this stock.

In February and April 2010, the Company granted an aggregate of approximately 290,000 shares of its restricted common stock to a research and development partner, Receptors. Such restricted shares vested over the periods of performance between February and September 2010. The Company recorded research and development expense associated with the restricted stock using the variable accounting method that requires the Company to re-measure the compensation expense associated with the restricted stock at the end of each reporting period until the restricted stock is vested. The Company recorded compensation expense of approximately $310,000 for the year ended December 31, 2010, associated with this restricted stock.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

In April 2010, the Company issued options exercisable for approximately 60,000 shares of common stock to employees, vesting between 2011 and 2012. The Company determined the fair value of the options to be $66,000 on the date of grant based on an estimate of the fair value using the Black-Scholes valuation model as described above. The fair value of the grant is being recognized as compensation expense over the vesting period. Accordingly, the compensation expense recorded in connection with these options was approximately $22,000 for the year ended December 31, 2010.

In April 2010, the Company granted 16,000 shares of its common stock to a consultant who will provide government affairs services from the Company’s authorized/unissued reserve. The Company determined the value of the stock to be approximately $23,000 based on the value of its common stock on the dates of grant. Compensation expense recorded in connection with the restricted stock for the years ended December 31, 2010 was $23,000.

In April and May 2010, the Company granted an aggregate of approximately 1.4 million shares of its common stock to its employees, including the Company’s chairman and chief executive officer and its president and chief financial officer.  These executives agreed to receive stock based compensation in lieu of cash for salary and a portion of their incentive compensation for the remainder of 2010. The Company determined the value of the stock to be approximately $1.9 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period, between January 1, 2011 and 2012. Compensation expense recorded in connection with the restricted stock for the year ended December 31, 2010 was $1.3 million.

In June 2010, the Company extended previously fully vested options set to expire on June 28, 2010 for one year for 175,000 shares for its chief executive officer. The Company recorded compensation expense of $23,000 for the year ended December 31, 2010, related to the extension.

In July 2010, the Company granted 50,000 shares of its common stock to an employee, 50% of which will vest in July 2011 and the other 50% of which will vest in July 2012. The Company determined the value of the stock to be approximately $51,000 based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately $18,000 for the year ended December 31, 2010 associated with this restricted stock.

In July and September 2010, the Company granted 85,500 shares from the VeriChip 2009 Plan and 37,500 shares from the Company’s authorized/unissued reserve to several consultants. The Company determined the value of the stock based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately $108,000 for the year ended December 31, 2010 associated with this stock.

In November 2010, the Company granted approximately 1.8 million shares of its common stock to its chairman and chief executive officer and its president and chief financial officer, vesting 50% on January 1, 2012 and 2013.   The Company determined the value of the stock to be approximately $1.1 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. Compensation expense recorded in connection with the restricted stock for the year ended December 31, 2010 was approximately $0.1 million.

In December 2010, the Company granted approximately 125,000 shares of its restricted common stock to Receptors, a research and development company. Such shares were fully vested at the time of grant. The Company recorded research and development expense associated with the restricted stock using the variable accounting method that requires the Company to re-measure the compensation expense associated with the restricted stock at the end of each reporting period until the restricted stock is vested. Compensation expense recorded in connection with the restricted stock for the year ended December 31, 2010 was approximately $69,000.

In December 2010, the Company granted approximately 0.9 million shares of its common stock to its employees and directors.  The Company determined the value of the stock to be approximately $0.5 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period through January 1, 2012. Compensation expense recorded in connection with the restricted stock for the year ended December 31, 2010 was $48,000.

NASDAQ Listing

On September 13, 2010, the Company received a letter from the Nasdaq indicating that the Company is not in compliance with the Nasdaq’s requirements for continued listing because, for the 30 consecutive business days prior to September 13, 2010, the bid price of its common stock closed below the minimum $1.00 per share price requirement for continued listing under Nasdaq Listing Rule 5550(a)(2) (the “Rule”).  The Company had 180 calendar days (or until March 14, 2011) to regain compliance with the bid price requirement.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

On March 15, 2011, the Company received a letter from the Nasdaq staff  notifying the Company of a staff determination that the Company has not regained compliance with the $1.00 per share minimum bid price requirement set forth in the Rule and that based on the Company’s financial statement information as of September 30, 2010 (i.e., the date of the Company’s most recent periodic report filed with the SEC), it was not eligible, in accordance with Listing Rule 5810(c)(3)(A)(ii), for a second 180-calendar day cure period with respect to the bid price deficiency.  To be eligible for the additional 180-calendar day cure period, the Company would have had to meet the applicable standards for initial listing on The Nasdaq Capital Market (except the bid price requirement) based on its most recent public filings.  The March 15, 2011 letter notes that the Company’s stockholders’ equity as of September 30, 2010 of $4,697,000 does not meet the $5 million initial listing requirement for The Nasdaq Capital Market.

 Nasdaq has advised the Company that it may appeal the Nasdaq staff's determination to a Nasdaq Hearings Panel (the "Panel") in accordance with the procedures set forth in the Nasdaq Listing Rule 5800 Series. The filing of the appeal will automatically stay any delisting procedures until after a hearing and the determination of the Panel. The Company requested a hearing on March 21, 2011, in accordance with applicable Listing Rules, and the hearing is currently scheduled for April 28, 2011. At the hearing, the Company will present a plan to regain compliance with the bid price requirement to the Panel and request that the Panel grant the Company an exception to Nasdaq’s continued listing standards for a sufficient period to implement that plan. Under Listing Rule 5815(c)(1), the Panel has the discretion to grant such an exception for a period not to exceed 180 days from the date of the staff determination letter – that is, on or about September 15, 2011. There can be no assurance that the Panel will accept the Company’s compliance plan or grant the Company’s request for continued listing.

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

6.   Selling, general and administrative expense

	Years Ended
	December 31,
	2010	2009
Salaries and benefits (1)	$5,843	$2,058
Legal and accounting	1,413	1,536
On-line customer acquisition fees – Identity Security	2,381	—
Sales and marketing	1,840	1,148
Insurance	434	192
Travel and entertainment	261	140
Depreciation and amortization	1,396	29
Other	764	650

	$14,332	$5,753

(1)  Included in salaries and benefits is $4.5 million and $1.4 million of share-based compensation expense for the years 2010 and 2009, respectively, associated with stock compensation (includes stock options and restricted stock). See Note 5 to the Consolidated Financial Statements.

7.   Income Taxes

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

	December 31,
	2010	2009
Deferred tax assets (liabilities):
Accrued expenses and reserves	$343	$290
Stock-based compensation	5,942	4,349
Intangibles	132	—
Property and equipment	(8)	(11)
Net operating loss carryforwards	22,397	17,933
Gross deferred tax assets	28,807	22,561
Valuation allowance	(28,807)	(22,561)
Net deferred taxes	$—	$—

The valuation allowance for U.S. deferred tax assets increased by approximately $6.2 million and $7.0 million in 2010 and 2009, respectively, due mainly to the generation of U.S. net operating losses and the acquisition of Steel Vault net operating losses. The valuation allowance at December 31, 2010 and 2009, has primarily been provided for net U.S. federal and state deferred tax assets.

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2010	2009
	%	%
Statutory tax benefit	(34)	(34)
State income taxes, net of federal effects	(6)	(6)
Permanent tax basis difference in stock of subsidiary	—	(12)
Impairment of goodwill	6	28
Net operating losses of acquired subsidiary	—	(34)
Stock based compensation on exercise and vesting	(4)	—
Other	(1)	—
Change in deferred tax asset valuation allowance	39	58
Provision for income taxes	—	—

On December 31, 2010, the Company had U.S. federal net operating loss carry forwards of approximately $56.0 million (including approximately $9.8 million from Steel Vault through the date of the Merger) for income tax purposes that expire in various amounts through 2030. The net operating losses were allocated in accordance with Treasury Regulation § 1.1502-21T(b)(2)(iv), at the point that the Company ceased to be a part of the consolidated tax return of Digital Angel in 2008.

Based upon the change of ownership rules under IRC Section 382, the Company experienced a change of ownership in December 2007 exceeding the 50% limitation threshold imposed by IRC Section 382. The Company experienced a subsequent change in ownership during November 2008. The acquired net operating losses of Steel Vault are subject to a similar limitation under IRC Section 382. Since 2008 the Company has issued additional shares which results in additional changes of ownership under IRC Section 382. As a result the Company’s future utilization of its net operating loss carryforwards has been significantly limited as to the amount of use in any particular year, and consequently may be subject to expiration.

The Company does not have any uncertain tax positions at December 31, 2010.

The Company files consolidated tax returns in the United States federal jurisdiction and in the various states in which it does business. In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before December 31, 2007.

In January 2010, Stanley Canada Corporation, or Stanley, received a notice from the Canadian Revenue Agency (CRA), that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. The Company has complied with all of Stanley’s information requests. This review covers all periods that the Company owned Xmark.

In February 2011, Stanley received a notice from the CRA that the CRA completed its review of the Xmark returns and was questioning certain deductions on the tax returns under review.  The Company does not agree with the position taken by the CRA and intends to dispute such findings.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this dispute will have a material negative impact on the Company’s historical tax liabilities, its current financial position or results of operations. The Company believes that as of December 31, 2010, it has adequately accrued for this dispute.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

8.   Commitments and Contingencies

Employment Contract

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

9.   Related Party Transactions

Stock Ownership

As of  March 25, 2011, Mr. Silverman beneficially owned 27.1% of the Company’s outstanding common stock, including the 1,035,000 shares and 54,000 shares underlying a warrant that are directly owned by Blue Moon Energy Partners, LLC (“Blue Moon”) and 4,785,008 shares that are directly owned by R & R.  Mr. Silverman, the Company’s chief executive officer and chairman of the Board of Directors, is a manager and controls a member of Blue Moon (i.e., R & R). William J. Caragol, the Company’s president, chief financial officer and member of the Board of Directors, is a manager and member of Blue Moon.

Optimus Financing

On September 29, 2009, the Company entered into the Purchase Agreement with Optimus, under which Optimus was committed to purchase up to $10 million of convertible Preferred Stock in one or more tranches. To facilitate the transactions contemplated by the Purchase Agreement, R & R loaned shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R and Optimus. On May 13, 2010, the Company converted all of the outstanding shares of Preferred Stock into shares of its common stock and Optimus repaid R&R in full. On March 14, 2011, the Company entered into an Amended and Restated Convertible Preferred Stock Purchase Agreement with Optimus.  To facilitate the transactions contemplated thereby, R & R Consulting Partners, LLC, and Messrs. Silverman and Caragol loaned shares of common stock to Optimus.  For more information regarding this transaction, see Note 4, “Financing Agreements,” to these consolidated financial statements.

10.   Segments

Since the merger with Steel Vault on November 10, 2009, we operate in two business segments: HealthID and ID Security.

HealthID Segment

Our HealthID segment is currently focused on the development of four products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors LLC (“Receptors”), (2) iglucoseTM, a stand-alone, self-contained unit that automatically queries a diabetic user’s date-capable glucometer for blood glucose data and sends that data via encrypted text messaging to the iglucose online database, (3) Easy CheckTM, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels, and (4) the rapid flu detection system, also being developed in conjunction with Receptors.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

Our HealthID segment also includes the VeriMed system, which uses an implantable passive RFID microchip (the “VeriChip”) that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the U.S. Food and Drug Administration ("FDA") cleared our VeriMed system for use in medical applications in the United States. We have not actively marketed the VeriMed system since early 2008.

ID Security Segment

Our ID Security segment includes our Identity Security suite of products, sold through our NationalCreditReport.com brand and our Health Link personal health record (“PHR”) business. Our NationalCreditReport.com business was acquired in conjunction with the merger of National Credit Report.com, LLC with Steel Vault in November 2009. Our NationalCreditReport.com business offers consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, the company re-launched its Health Link PHR business. The Company plans to focus its marketing efforts on partnering with health care providers and exchanges, physicians group, Electronic Medical Record (“EMR) system vendors, and insurers to use Health Link as PHR provided to their patients.

Beginning in early 2011, in conjunction with our focus on our HealthID businesses, including the development of the GlucoChip, the Easy Check breath glucose detection system, and iglucose wireless communication system, we have limited our activities in our ID Security segment.  In early 2011, we ceased acquiring new subscribers to our identity security and credit reporting businesses. We intend to continue to explore potential strategic transactions with third parties in the healthcare, identification, animal health, and other sectors.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment income as presented below.

The following is selected segment data as of and for the period ended:

			Total From
	Health	ID	Continuing
	ID	Security	Operations
As of and For the Year Ended December 31, 2010
Revenue	$75	$3,018	$3,093
Operating loss	(10,357)	(5,593)	(15,950)
Loss before income taxes	(10,327)	(5,589)	(15,916)

Total assets	$1,515	$1,800	$3,315

			Total From
	Health	ID	Continuing
	ID	Security	Operations
As of and For the Year Ended December 31, 2009
Revenue	$162	$191	$353
Operating loss	(5,555)	(10,502)	(16,057)
Loss before income taxes	(1,096)	(10,502)	(11,598)

Total assets	$6,502	$4,470	$10,972

In conjunction with the Company’s decision at the end of 2010 to cease acquiring new customers, it evaluated the Steel Vault business model and recoverability of its intangible assets by estimating the projected operating cash flows and estimated residual value of the NationalCreditReport.com business. As a result, the Company recorded an impairment charge of $1.6 million in the fourth quarter of 2010.  Effective December 31, 2010, the Company also adjusted the rates of amortization of its trademarks and domain names to reflect the estimated residual value over its estimated remaining economic life.  The impairment charge and change in amortization affect the Company’s ID Security Segment.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
(tabulated amounts in thousands of dollars, except per share amounts)

11.   Supplementary Cash Flow Information

In the years ended December 31, 2010 and 2009, the Company had the following non-cash investing and financing activities:

	Years Ended December 31,
	2010	2009
Non-cash financing and investing activities:
Debt financing costs	$—	$—
Accrued dividend payable	152	90
Issuance of common stock and options for Steel Vault Acquisition	—	13,134
	$152	$13,224

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated May 15, 2008, between PositiveID Corporation and The Stanley Works (1)
2.2	Voting Agreement, dated May 15, 2008, between Applied Digital Solutions, Inc. and The Stanley Works (1)
2.3	Voting Agreement, dated May 15, 2008, between Scott R. Silverman and The Stanley Works (1)
2.4	Agreement and Plan of Reorganization dated September 4, 2009, among PositiveID Corporation, Steel Vault Corporation, and VeriChip Acquisition Corp. (2)
2.5	Amendment No. 1 to Agreement and Plan of Reorganization, dated October 1, 2009, among PositiveID Corporation, Steel Vault Corporation, and VeriChip Acquisition Corp. (3)
2.6	Asset Purchase Agreement, dated November 12, 2008, among PositiveID Corporation, Digital Angel Corporation and Destron Fearing Corporation (4)
2.7	Voting Agreement, dated November 10, 2009, among Scott R. Silverman, William J. Caragol, Jared Shaw, R & R Consulting Partners LLC and Blue Moon Energy Partners, LLC (5)
3.1	Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009
3.2	Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (5)
4.1	Form of Specimen Common Stock Certificate (5)
10.1*	VeriChip Corporation 2002 Flexible Stock Plan, as amended through December 21, 2006 (9)
10.2*	VeriChip Corporation 2005 Flexible Stock Plan, as amended through December 21, 2006 (9)
10.3*	VeriChip Corporation 2007 Stock Incentive Plan, as amended and restated (10)
10.4*	VeriChip Corporation 2009 Stock Incentive Plan (11)
10.5*	VeriGreen Energy Corporation 2009 Flexible Stock Plan (12)
10.6*	PositiveID Animal Health Corporation 2010 Flexible Stock Plan (5)
10.7*	Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated (22)
10.8*	Form of Restricted Stock Award Agreement under the 2002/2005 Flexible Stock Plan (9)
10.9*	Form of Non-Qualified Stock Option Award Agreement under the 2002/2005 Flexible Stock Plan (9)
10.10*	Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (13)
10.11*	Form of Stock Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (14)
10.12*	Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2009 Stock Incentive Plan (5)
10.13*	Form of Stock Award Agreement under the VeriChip Corporation 2009 Stock Incentive Plan (5)
10.14*	Form of Restricted Stock Award Agreement under the VeriGreen Energy Corporation 2009 Flexible Stock Plan (5)
10.15*	Form of Non-Qualified Stock Option Award Agreement under the VeriGreen Energy Corporation 2009 Flexible Stock Plan (5)
10.16*	Form of Restricted Stock Award Agreement under the PositiveID Animal Health Corporation 2010 Flexible Stock Plan (5)
10.17*	Form of Non-Qualified Stock Option Award Agreement under PositiveID Animal Health Corporation 2010 Flexible Stock Plan (5)
10.18*	Form of Restricted Stock Award Agreement under the Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated (5)
10.19*	Form of Non-Qualified Stock Option Award Agreement under the Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated (5)
10.20*	Letter Agreement, dated March 27, 2009, between PositiveID Corporation and William J. Caragol (17)
10.21	Letter Agreement, dated May 15, 2008, between PositiveID Corporation and Digital Angel Corporation (1)
10.22*	PositiveID Corporation Employment and Non-Compete Agreement between the Company and Scott R. Silverman dated November 11, 2010 (23)
10.23*	PositiveID Corporation Employment and Non-Compete Agreement between the Company and William J. Caragol dated November 11, 2010 (23)
10.24	Guarantee, dated May 15, 2008, between Digital Angel Corporation and The Stanley Works (1)
10.25

Settlement Agreement and General Release, dated March 3, 2009, among PositiveID Corporation, Jerome C. Artigliere, Clark & Martino, P.A., Baker & Hostetler, LLP, Digital Angel Corporation, Scott Silverman, Michael Krawitz and Kevin McLaughlin (12)

10.26†	Development and Supply Agreement, dated March 17, 2009, between PositiveID Corporation and Medical Components, Inc. (12)
10.27	Secured Convertible Promissory Note, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (20)
10.28	Common Stock Purchase Warrant, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (20)
10.29	Convertible Note and Warrant Subscription Agreement, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (20)
10.30	Security Agreement, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (20)
10.31	Security Agreement, dated June 4, 2009, between National Credit Report.com, LLC and PositiveID Corporation (20)
10.32	Subordination and Intercreditor Agreement, dated June 4, 2009, between Blue Moon Energy Partners LLC and PositiveID Corporation (20)
10.33	Common Stock Purchase Warrant, dated June 4, 2009, between Steel Vault Corporation and William J. Caragol (20)
10.34	Guaranty of Collection, dated June 4, 2009, among Steel Vault Corporation, William J. Caragol and PositiveID Corporation (20)
10.35	Secured Convertible Promissory Note, dated March 20, 2009, between Steel Vault Corporation and Blue Moon Energy Partners LLC (5)
10.36	Security Agreement, dated March 20, 2009, between Steel Vault Corporation and Blue Moon Energy Partners LLC (5)
10.37	Warrant to Purchase Common Stock of Steel Vault Corporation, dated March 20, 2009, given to Blue Moon Energy Partners LLC (5)
10.38	License Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC (8)
10.39	Development/Master Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC (8)
10.40	First Amendment to Development/Master Agreement, dated April 22, 2010, between PositiveID Corporation and Receptors LLC (6)
10.41	Convertible Preferred Stock Purchase Agreement, dated September 29, 2009, between PositiveID Corporation and Optimus Capital Partners, LLC (21)
10.42	Amended and Restated Convertible Preferred Stock Purchase Agreement, dated March 14, 2011, between PositiveID Corporation and Optimus Capital Partners, LLC (25)
10.43	Preferred Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius Capital Group, LLC (24)
10.44	Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius CG II, Ltd. (24)
10.45	License Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC (8)
10.46	Development/Master Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC (8)
10.47	Amended and Restated License Agreement, dated February 26, 2010, between PositiveID Corporation and Receptors LLC (5)
10.48	Amended and Restated Development/Master Agreement, dated February 26, 2010, between PositiveID Corporation and Receptors LLC (5)
10.49†	AT&T Machine to Machine Wireless Communications Agreement, dated January 24, 2011, between PositiveID Corporation and AT&T Mobility II, LLC
10.50†	Raytheon Microelectronics Proposal for the Manufacturing and Test of Transponder RFID S100, dated as of February 24, 2011, between PositiveID Corporation and Raytheon Microelectronics España S.A.
21.1	List of Subsidiaries of PositiveID Corporation
23.1	Consent of EisnerAmper LLP
31.1	Certification by Scott R. Silverman, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	Certification by William J. Caragol, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)    Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on May 16, 2008.

(2)    Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on September 8, 2009.

(3)    Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on October 1, 2009.

(4)    Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on November 14, 2008.

(5)    Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010

(6)    Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on May 6, 2010

(7)    Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on October 15, 2010

(8)    Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009.

(9)    Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on April 2, 2007.

(10)  Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on February 12, 2009.

(11)  Incorporated by reference to the Registration Statement on Form S-8 previously filed by PositiveID Corporation on November 12, 2009 (Registration No. 333-163066).

(12)  Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on May 14, 2009.

(13)  Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on August 8, 2007.

(14)  Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on November 8, 2007.

(15)  Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on August 14, 2008.

(16)  Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on January 6, 2009.

(17)  Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on March 30, 2009.

(18)  Incorporated by reference to the Registration Statement on Form S-1 previously filed by PositiveID Corporation on December 29, 2005 (Registration No. 333-130754).

(19)  Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on May 15, 2007.

(20)  Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on August 13, 2009

(21)  Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on September 29, 2009.

(22)  Incorporated by reference to the Post Effective Amendment No. 1 on Form S-8 to Form S-4 previously filed by PositiveID Corporation on November 12, 2009 (Registration No. 333-161991).

(23)  Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on November 12, 2010.

(24)  Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on April 29, 2010.

(25)  Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on March 14, 2011.

*      Management contract or compensatory plan.

†      Confidential treatment has been obtained with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.