Form 10-Q
period 2011-03-31
POSITIVEID Corp
filed 2011-05-13
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 9, 2011 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	37,430,076

POSITIVEID CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

POSITIVEID CORPORATION

Consolidated Balance Sheets

(In thousands, except share data and par value)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current Assets:
Cash	$2,188	$1,764
Prepaid expenses and other current assets	185	173
Total Current Assets	2,373	1,937

Equipment, net of accumulated depreciation	117	119
Goodwill	850	850
Intangibles	385	385
Other assets	24	24

	$3,749	$3,315
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$445	$490
Accrued expenses and other current liabilities	889	1,067
Accrued preferred stock dividend payable	248	152
Total Current Liabilities	1,582	1,709
Commitments and contingencies

Stockholders’ Equity:
Preferred stock, authorized 5,000,000 shares of $.001 par value; Series A Preferred - 0 shares issued and outstanding at March 31, 2011 and December 31, 2010; Series B Preferred - 420 and 230 shares issued and outstanding and liquidation preference of $4,200 and $2,300 at March 31, 2011 and December 31, 2010, respectively; Series C – no shared issued or outstanding at March 31, 2011 and December 31, 2010.	—	—
Common stock, authorized 70,000,000 shares of $.01 par value; issued and outstanding: 37,430,076 and 33,047,405 shares at March 31, 2011 and December 31, 2010, respectively	374	330

Additional paid-in capital	79,298	74,002
Accumulated deficit	(71,835)	(69,621)
	7,837	4,711
Note receivable for shares issued	(5,670)	(3,105)

Total Stockholders’ Equity	2,167	1,606
	$3,749	$3,315

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Revenue	$593	$673
Cost of sales	60	216

Gross profit	533	457

Operating expenses:
Selling, general and administrative	2,431	3,780
Research and development	382	538

Total operating expenses	2,813	4,318

Operating loss	(2,280)	(3,861)

Other income, net	66	15

Net loss	(2,214)	(3,846)
Preferred stock dividend	(96)	(114)

Net loss attributable to common stockholders	$(2,310)	$(3,960)

Net loss attributable to common shareholders per common share — basic and diluted	$(0.08)	$(0.20)

Weighted average number of shares outstanding — basic and diluted	29,990	19,865

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2011

(In thousands)

(Unaudited)

					Additional		Note Receivable	Total
	Preferred Shares		Common Shares		Paid-in	Accumulated	For Shares	Stockholders’
	Number	Amount	Number	Amount	Capital	Deficit	Issued	Equity

Balance December 31, 2010	230	—	33,047	$330	$74,002	$(69,621)	$(3,105)	$1,606
Net loss	—	—	—	—	—	(2,214)	—	(2,214)
Stock based compensation	—	—	710	7	964	—	—	971

Issuance of Series B Preferred Shares	190	—	—	—	1,900	—	—	1,900
Accrual of dividend for Series B Preferred Shares	—	—	—	—	(96)	—	—	(96)
Issuance of shares for note receivable	—	—	—	27	1,873	—	(1,900)	—
Issuance of shares for note receivable upon warrant exercise	—	—	3,672	10	655	—	(665)	—

Balance March 31, 2011	420	—	37,429	$374	$79,298	$(71,835)	$(5,670)	$2,167

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,214)	$(3,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	546
Stock based compensation	971	1,094
In process research and development allocation from asset purchase	—	351
Non cash interest income	(29)	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	17	(68)
(Decrease) increase in accounts payable and accrued expenses	(222)	111
Net cash used in operating activities	(1,469)	(1,812)

Cash flows from investing activities:
Purchase of equipment	(7)	(19)
Net cash used in investing activities	(7)	(19)

Cash flows from financing activities:
Issuance of Series B Preferred Shares	1,900	—
Proceeds from exercise of stock options	—	319
Net cash provided by financing activities	1,900	319

Net increase (decrease) in cash	424	(1,512)
Cash, beginning of period	1,764	6,423
Cash, end of period	$2,188	$4,911

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

1. Business and Basis of Presentation

PositiveID Corporation, a Delaware corporation, completed an initial public offering in February 2007.  In November 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively are referred to as, “Digital Angel.” The terms of the APA included our purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. We also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to our health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel.

Also, in November 2008, R & R Consulting Partners LLC, a company controlled by our Chairman and Chief Executive Officer, purchased 5,355,556 shares of common stock from Digital Angel, at which point in time Digital Angel ceased being a stockholder.

In September 2009, we, VeriChip Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary (the “Acquisition Subsidiary”), and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), signed an Agreement and Plan of Reorganization (the “Merger Agreement”), as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault in November 2009, with Steel Vault surviving and becoming our wholly-owned subsidiary (the “Merger”). Upon the consummation of the Merger, each outstanding share of Steel Vault’s common stock, warrants and options was converted into 0.5 shares of our common stock, warrants and options. At the closing of the Merger, we changed our name from VeriChip Corporation to PositiveID Corporation, and changed our stock ticker symbol with Nasdaq to “PSID”.

In February 2010, we acquired the assets of Easy Check Medical Diagnostics, LLC, which included the Easy Check breath glucose detection system and the iglucose wireless communication system. These products are currently under development. In exchange for the assets, we issued 300,000 shares of our common stock valued at approximately $351,000. Additional payment in the form of shares (maximum 200,000 shares) and product royalties may be paid in the future based on successful patent grants and product or license revenues.  In February 2011 we amended that agreement, paying the seller of the assets an additional 200,000 shares of our common stock and lowering the potential royalty on revenue from these products from 25% to 10%.

Segment Information

We have historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used in the healthcare market for the identification of people. Beginning in the fourth quarter of 2009, with the merger of VeriChip Corporation and Steel Vault, we focused our strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security. Beginning in early 2011 we have further focused our strategy on the growth of our HealthID segment, including the continued successful development of our GlucoChip, our Easy Check breath glucose measurement device, our iglucose wireless system, and potential strategic acquisition opportunities of businesses that are complementary to our HealthID business. In conjunction with this shift, in early 2011, we ceased acquiring new subscribers to our identity security and credit reporting businesses and, accordingly, we anticipate that our revenues from this segment in 2011 will decline significantly from 2010 amounts.

Recent Developments

In 2010 and 2011, we entered into financing transactions pursuant to which we offered shares of our common stock and Preferred Stock.  Please see “Note 3, “Financing Agreements,” to these consolidated financial statements for more information regarding these transactions.

On February 24, 2011, we issued 200,000 shares of our common stock to Easy Check Medical Diagnostics, LLC, or Easy Check, to amend the Asset Purchase Agreement, dated February 24, 2010, with Easy Check.  Please see Note 2, "Acquisitions," to these consolidated financial statements for more information regarding this transaction.

On May 9, 2011, we entered into a Stock Purchase Agreement to acquire MicroFluidic Systems.  For more information, please see Note 10, "Subsequent Events," to these consolidated financial statements.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

VeriChip, Health Link, VeriMed, VeriTrace, and NationalCreditReport.com are our registered trademarks. GlucoChip, iglucose inside, iglucose, Wireless Body and Easy Check are our trademarks. This Quarterly Report on Form 10-Q contains trademarks and trade names of other organizations and corporations.

The financial statements include the accounts of the Company and NationalCreditReport.com, its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2011 and December 31, 2010 (the December 31, 2010 financial information included in this report has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010), and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) considered necessary to present fairly the unaudited condensed consolidated financial statements have been made. Certain items in the March 31, 2010 period have been reclassified for comparative purposes.

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

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue Recognition

The Company’s revenue recognition policy is as follows:

Product Sales

Revenue from product sales is recorded at gross amounts. As the Company is in the early stage of commercializing these products, the level of returns cannot yet be reasonably estimated. Accordingly, the Company does not recognize revenues until the following criteria are met:

•

a purchase order has been received or a contract has been executed;

•

the product is shipped;

•

title has transferred;

•

the price is fixed or determinable;

•

there are no uncertainties regarding customer acceptance;

•

collection of the sales proceeds is reasonably assured; and

•

the period during which the customer has a right to return the product has elapsed.

Data Subscription Services

The services for maintaining subscriber information on the Company’s iglucose, Health Link and VeriMed databases are sold on a stand-alone contract basis, and treated according to the terms of the contractual arrangements then in effect. Revenue from the database service will be recognized over the term of the subscription period or the terms of the contractual arrangements then in effect.

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

In October 2009, the Financial Accounting Standard Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables. The guidance requires the use of management’s best estimate of selling price (BESP) for the deliverables in an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third party evidence (TPE) of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. In accordance with the guidance, the Company has elected to early adopt its provisions as of January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Long Lived Assets

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

Stock-based compensation expense is reflected in the consolidated statement of operations in either selling, general and administrative expense or research and development expense.

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

Research and Development

Research and development costs are expensed as incurred and consist of development work associated with the Company’s product under development. The Company’s research and development expenses relate primarily to cash and share-based compensation to its project partner Receptors, LLC for the development of a sensor in the glucochip project and for development of the rapid virus detection system, payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses.

Loss Per Common Share and Common Share Equivalent

The Company presents “basic” income (loss) per common share and, if applicable “diluted” income per share, pursuant to the provisions of ASC 260 “Earnings Per Share.” Basic income (loss) per common share is based on the weighted average number of common shares outstanding in each year and after preferred stock dividend requirements. The calculation of diluted income (loss) per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each year or the date issued were convertible at those dates, with preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which average period market price exceeds exercise price, less shares that could have been purchased by the Company with related proceeds.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

On April 29, 2010, we presented Socius Technology with a notice to purchase $2.3 million of Preferred Stock. Upon the closing of the preferred tranche, which occurred on May 4, 2010, we issued 230 shares of Preferred Stock. In connection with the notice, we also presented Socius with a notice to purchase $2.3 million of common stock and warrants (exercisable to purchase 600,746 shares of common stock). We issued 1,716,417 shares of common stock at $1.34 per share, and a warrant to purchase 600,746 shares of common stock to Socius, exercisable at $1.34, and received a promissory note in payment. Socius exercised the warrant on April 29, 2010 and paid the exercise price using a secured promissory note.

On January 13, 2011, we presented Socius Technology with a notice to purchase $1.7 million of Preferred Stock. Upon the closing of the preferred tranche, we issued 168 shares of Preferred Stock. In connection with the notice, we also presented Socius with a notice to purchase $1.7 million of common stock and warrants (exercisable to purchase 852,174 shares of common stock). We issued 2,434,783 shares of common stock at $0.69 per share, and a warrant to purchase 852,174 shares of common stock to Socius, exercisable at $0.69, and received a promissory note in payment. Socius exercised the warrant on January 13, 2011 and paid the exercise price using a secured promissory note.

On January 28, 2011, we presented Socius Technology with a notice to purchase $0.2 million of Preferred Stock. Upon the closing of the preferred tranche, we issued 22 shares of Preferred Stock. In connection with the notice, we also presented Socius with a notice to purchase $0.2 million of common stock and warrants (exercisable to purchase 100,000 shares of common stock). We issued 285,714 shares of common stock at $0.77 per share and a warrant to purchase 100,000 shares of common stock to Socius, exercisable at $0.77, and received a promissory note in payment. Socius exercised the warrant on January 28, 2011 and paid the exercise price using a secured promissory note.

The following were outstanding as of March 31, 2011 and 2010, and were not included in the computation of dilutive loss per share because the net effect would have been anti-dilutive:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Convertible preferred stock and dividends (Socius Technology)	1,928	2,087
Stock options	3,216	3,546
Warrants	304	454
Unvested shares of restricted common stock	4,490	2,645
	9,938	8,732

Financial Condition

As of March 31, 2011, we had working capital of approximately $0.8 million and an accumulated deficit of $71.8 million. The Company has incurred operating losses since and prior to the merger that created PositiveID.  The current operating losses are the result, in part, of the Company’s funding of its development products and projects:  the GlucoChip, the iglucose wireless communications system, the Easy Check breath analysis device, and the rapid flu detection system.  Operating losses are also due to salary costs, consulting fees, legal, accounting and other general and administrative costs. The Company expects its operating losses to continue through March 31, 2012.

Until we are able to achieve operating profits, it is our intention to continue to try to access the capital markets to fund the development of our HealthID products.  Since December 31, 2010 and from January 1, 2011 through March 31, 2011, we have raised $3.3 million and $1.4 million, respectively, under our Socius and Optimus financing facilities.  We also have $2.6 million of remaining capacity available under the amended Optimus agreement. Additionally, we currently have an effective “shelf” registration statement on Form S-3 which registers up to $9.6 million of securities. Under that registration statement, we have $3.9 million of availability remaining as of the date hereof. Because the aggregate market value of our common equity held by non-affiliates is less than $75 million, we may offer only up to one-third of the aggregate market value of our common equity held by non-affiliates less any amount sold under the registration statement during the prior 12 months. As such, the amount we may offer under the registration statement could be less at the time a sale is contemplated.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

The Company believes that with its current working capital, its access to capital under its equity line agreement, and through either new capital raised under its shelf registration statement, and/or reducing and delaying certain research, development and related activities, that it will have sufficient funds available to meet its working capital requirements through March 31, 2012. There can be no assurances that it will be successful in negotiating additional sources of equity or credit for its long-term capital needs.  The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows.

Nasdaq Listing

On March 15, 2011, the Company received a letter from the Nasdaq staff  notifying the Company of a staff determination that the Company has not regained compliance with the $1.00 per share minimum bid price requirement set forth in the Rule and that based on the Company’s financial statement information as of September 30, 2010 (i.e., the date of the Company’s most recent periodic report filed with the SEC), it was not eligible, in accordance with Listing Rule 5810(c)(3)(A)(ii), for a second 180-calendar day cure period with respect to the bid price deficiency.  The Company requested a hearing on March 21, 2011, in accordance with applicable Listing Rules, and the hearing took place on April 28, 2011.  The filing of the appeal automatically stayed any delisting procedures until after the determination of the Nasdaq Hearings Panel (the "Panel"). At the hearing, the Company presented a plan to regain compliance to the Panel and requested that the Panel grant the Company an exception to Nasdaq’s continued listing standards for a sufficient period to implement that plan.   Under Listing Rule 5815(c)(1), the Panel has the discretion to grant such an exception for a period not to exceed 180 days, with the exception period commencing as of the date of the Nasdaq staff’s notification of the deficiency for which the exception is granted. There can be no assurance that the Panel will accept the Company’s compliance plan or grant the Company’s request for continued listing.  For more information, please see Item 1A., "Risk Factors," to this Quarterly Report on Form 10-Q.

2. Acquisitions

Easy Check Asset Purchase

On February 11, 2010, the Company purchased the assets of Easy Check, including the Easy Check breath analysis device and the iglucose wireless communication system. The Company issued 300,000 shares of common stock in connection with the purchase with a fair value of $351,000 based on a stock price of $1.71.  The entire purchase price was expensed as in-process research and development as the development of these projects had not yet reached technological feasibility and had no alternative future uses. In February 2011 the Company amended that agreement, paying the seller of the assets an additional 200,000 shares of its common stock valued at $114,000 and lowering the potential royalty on revenue from these products from 25% to 10%.

3. Financing Agreements

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

On March 14, 2011, the Company delivered a Notice to Optimus to sell 140 shares of its Series C Preferred Stock for a tranche amount of approximately $1.4 million.   In support of this tranche, R & R loaned 2,729,452 shares, Mr. Silverman loaned 70,548 shares and Mr. Caragol loaned 700,000 shares of Company common stock to Optimus. On April 12, 2011 the tranche closed with the Company receiving the $1.4 million of proceeds, less $100,000 that was paid to Optimus to waive the requirement under the Amended Purchase Agreement that the conversion price of the Series C Preferred Stock issued in the tranche be reset at the lowest closing bid price for the 19 trading days following the the tranche notice date, which was March 14, 2011, due to the closing bid price of a share of the Company’s common stock falling below 75% during such 19 trading day period.

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

Dividends and Other Distributions. Commencing on the first anniversary of the date of issuance of any such shares of Preferred Stock, holders of Preferred Stock shall be entitled to receive dividends on each outstanding shares of Preferred Stock, which shall accrue in shares of Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued Dividends shall be payable annually on the anniversary of the Issuance Date. No dividend shall be payable with respect to shares of Series C Preferred Stock that are redeemed for cash or converted into shares of Common Stock prior to the first anniversary of the Issuance Date with respect to such shares.

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

Redemption. The Company may redeem, for cash, any or all of the Preferred Stock at any time at the redemption price per share equal to $10,000 per share of Preferred Stock (the “Series C Liquidation Value”), plus any accrued but unpaid dividends with respect to such shares of Preferred Stock (the “Redemption Price”). If the Company exercises this redemption option with respect to any Preferred Stock prior to the fourth anniversary of the issuance of such Preferred Stock, then in addition to the Redemption Price, the Company must pay to Optimus a make-whole price per share equal to the following with respect to such redeemed Preferred Stock: (i) 35% of the Series C Liquidation Value if redeemed prior to the first anniversary of the issuance date, (ii) 27% of the Series C Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 18% of the Series C Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the issuance date, and (iv) 9% of the Series C Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the issuance date.

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

Commencing on the date of issuance of any such shares of Preferred Stock, holders of Preferred Stock were entitled to receive dividends on each outstanding share of Preferred Stock, which accrues in shares of Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends were be payable upon redemption of the Preferred Stock. As of March 31, 2011, the Company had accrued dividends of $249,000.

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

On January 13, 2011, we presented Socius Technology with a Preferred Notice to purchase $1.7 million of Preferred Stock in a Preferred Tranche.  Upon the closing of the Preferred Tranche, we issued 168 shares of Preferred Stock. In connection with the Preferred Notice we also presented Socius  with a notice to purchase $1.7 million in shares of our common stock at an Investment Price of $0.69 per share, for a total of 2,434,783 shares of our common stock pursuant to the Agreement.  On the same date, we issued Socius a two-year warrant to purchase 852,174 shares of our common stock, which is equal in dollar amount to 35% of the applicable tranche amount, at an exercise price per share equal to the Investment Price.  Socius may pay the warrant exercise price, at Socius' option, in cash, a secured promissory note, or, if applicable, by cashless exercise.  Socius elected to pay the warrant exercise price by a secured promissory note.  The promissory note is secured by the shares of Preferred Stock issued to Socius.

On January 28, 2011, we presented Socius Technology with a Preferred Notice to purchase $0.2 million of Preferred Stock in a Preferred Tranche.  Upon the closing of the Preferred Tranche, we issued 22 shares of Preferred Stock. In connection with the Preferred Notice, we also presented Socius with a notice to purchase $0.2 million in shares of our common stock at an Investment Price of $0.77 per share, for a total of 285,714 shares of our common stock pursuant to the Agreement.  On the same date, we issued Socius a two-year warrant to purchase 100,000 shares of our common stock, which is equal in dollar amount to 35% of the applicable tranche amount, at an exercise price per share equal to the Investment Price.  Socius may pay the warrant exercise price, at Socius' option, in cash, a secured promissory note, or, if applicable, by cashless exercise.  Socius elected to pay the warrant exercise price by a secured promissory note. The promissory note was secured by the shares of Preferred Stock issued to Socius.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

On May 11, 2011, the Company presented Socius with a notice of redemption of the 420 shares of Series B Preferred Stock held by Socius for a price of $4.2 million and a premium for early redemption of $1.3 million. The consideration was paid by offset against the promissory notes which are equal to the value of the Preferred Stock held by the Company and any accrued dividends due and owing on the shares redeemed. Thus, as of May 11, 2011, the Company has no shares of Series B Preferred Stock outstanding.

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

In addition, as of  March 31, 2011, 0.3 million options to purchase the Company’s common stock have been granted outside of the Company’s plans that remain outstanding. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period from seven to nine years.

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

A summary of option activity under the Company’s option plans as of March 31, 2010 and 2011, and changes during the three months then ended is presented below:

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

		Weighted Average
	Number of	Exercise Price
	Options	Per Share
Outstanding on January 1, 2010	4,215	$1.73
Granted	—	—
Exercised	(632)	0.50
Forfeited	(37)	0.28

Outstanding on March 31, 2010	3,546	1.97

Exercisable on March 31, 2010 (1)	3,440	2.02

		Weighted Average
	Number of	Exercise Price
	Options	Per Share
Outstanding on January 1, 2011	3,216	$2.03
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding on March 31, 2011	3,216	2.03

Exercisable on March 31, 2011 (1)	3,103	2.07

Shares available on March 31, 2011 for options and common shares that may be granted	1,294

(1)   The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option. Based upon the Company’s closing price on the NASDAQ, the fair value of the underlying stock was $0.42 at March 31, 2011. As of March 31, 2011, the aggregate intrinsic value of all options outstanding was $57,000.

There were no options exercised during quarter ended March 31, 2011.

The following table summarizes information about stock options at March 31, 2011:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of		Contractual	Price Per		Price Per
Exercise Prices	Shares	Life (years)	Share	Shares	Share
$0.00 to $0.36	829	8.19	$0.36	829	$0.36
$0.37 to $0.62	1,106	5.35	0.47	1,052	0.45
$0.68 to $1.99	503	3.07	0.87	444	0.70
$2.00 to $5.75	349	5.86	5.59	349	5.59
Above $5.75	429	3.34	7.78	429	7.78
	3,216	5.51	$2.03	3,103	$2.07

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

A summary of restricted stock outstanding as of March 31, 2010 and 2011 and changes during the three months then ended is presented below:

	2010	2011
Unvested at January 1	4,192	6,623
Issued	420	710
Vested	(1,967)	(2,843)
Forfeited or Expired	—	—
Unvested at March 31	2,645	4,490

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

Warrants

On November 10, 2009, pursuant to the Steel Vault Merger, all outstanding Steel Vault warrants were converted into approximately 0.3 million Company warrants. These warrants were granted at exercise prices ranging from $0.60 to $0.88 per share, are fully vested and are exercisable for a period from five to ten years from the vest date. In December 2010, 0.2 million of those warrants expired; the remaining 0.3 million warrants expire in 2014.

Share-Based Compensation

The Company recorded compensation expense, related to stock options and restricted shares, of approximately $0.9 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.

The Company recorded compensation expense associated with the 40,000 options granted in December 2008 to consultants using the variable accounting method which requires the Company to re-measure the compensation expense associated with these options at the end of each reporting period until the options are vested. Accordingly, the Company reduced the compensation expense recorded in connection with these options by approximately $3,800 for the three months ended March 31, 2011.

In September and October 2009, the Company granted an aggregate of approximately 350,000 shares of its restricted common stock to a research and development partner. The Company recorded research and development expense associated with the restricted stock using the variable accounting method that requires the Company to re-measure the compensation expense associated with the restricted stock at the end of each reporting period until the restricted stock is vested. Research and development expense recorded in connection with the restricted stock for the three months ended March 31, 2010 was approximately $162,000. The shares were fully vested as of March 31, 2010.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

In November and December 2009, the Company granted approximately 475,000 shares of common stock: 50,000 to an employee and 425,000 to consultants. These shares vested between January 1, 2010 and 2011.

The Company determined the fair value of the 50,000 shares issued to the employee to be approximately $83,000 based on the closing price of the Company’s common stock on the date of grant. The fair value of the grant will be recognized as compensation expense over the vesting period. Accordingly, the Company recognized approximately $2,000 in compensation expense for the three months ended March 31, 2011 in connection with this grant. The shares were fully vested as of March 31, 2011.

The Company recorded compensation expense associated with the 425,000 shares issued to consultants using the variable accounting method that requires the Company to re-measure the compensation expense associated with these shares at the end of each reporting period until the shares are vested. Compensation expense recorded in connection with the shares as of March 31, 2011 was approximately $10,000. The shares were fully vested as of January 31, 2011.

In November 2009, the Company granted 2.0 million shares of its restricted common stock to its executive officers which vest on a pro-rata basis through 2012. The Company determined the value of the stock to be $3.3 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $194,000 in the three months ended March 31, 2011 associated with this restricted stock and 50% of the shares were fully vested as of January 31, 2011.

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

In January 2010, the Company granted 385,000 shares of its common stock to members of its Board of Directors of which 370,000 shares were restricted, vesting on January 1, 2011. The Company determined the value of the stock to be approximately $420,000 based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $1,000 in the three months ended March 31, 2011 associated with this stock.

In February 2010, the Company authorized the grant of 50,000 shares of its common stock to a consultant. The Company determined the value of the stock to be approximately $70,000 based on the value of its common stock on the dates of grant and recorded the full amount as compensation expense in the three months ended March 31, 2010.

In February and April 2010, the Company granted an aggregate of approximately 290,000 shares of its restricted common stock to a research and development partner, Receptors. Such restricted shares vested over the periods of performance between February and September 2010. The Company recorded research and development expense associated with the restricted stock using the variable accounting method that requires the Company to re-measure the compensation expense associated with the restricted stock at the end of each reporting period until the restricted stock is vested. The Company recorded the full compensation expense of approximately $310,000 over the vesting period.

In April 2010, the Company issued options exercisable for approximately 60,000 shares of common stock to employees, vesting between 2011 and 2012. The Company determined the fair value of the options to be $66,000 on the date of grant based on an estimate of the fair value using the Black-Scholes valuation model as described above. The fair value of the grant is being recognized as compensation expense over the vesting period. Accordingly, the compensation expense recorded in connection with these options was approximately $9,600 for the three months ended March 31, 2011.

In April 2010, the Company granted 16,000 shares of its common stock to a consultant who will provide government affairs services from the Company’s authorized/unissued reserve. The Company determined the value of the stock to be approximately $23,000 based on the value of its common stock on the dates of grant, and recorded the full amount as compensation for the fully vested shares.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

In April and May 2010, the Company granted an aggregate of approximately 1.4 million shares of its common stock to its employees, including the Company’s chairman and chief executive officer and its president and chief financial officer.  These executives agreed to receive stock based compensation in lieu of cash for salary and a portion of their incentive compensation for the remainder of 2010. The Company determined the value of the stock to be approximately $1.9 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period, between January 1, 2011 and 2012. Compensation expense recorded in connection with the restricted stock for the three months ended March 31, 2011 was $183,956.

In June 2010, the Company extended previously fully vested options set to expire on June 28, 2010 for one year for 175,000 shares for its chief executive officer. The Company recorded compensation expense of $23,000 related to the extension.

In July 2010, the Company granted 50,000 shares of its common stock to an employee, 50% of which will vest in July 2011 and the other 50% of which will vest in July 2012. The Company determined the value of the stock to be approximately $51,000 based on the value of its common stock on the dates of grant. The Company recorded compensation expense of approximately $9,000 for the three months ended March 31, 2011 associated with this restricted stock.

In July and September 2010, the Company granted 85,500 shares from the VeriChip 2009 Plan and 37,500 shares from the Company’s authorized/unissued reserve to several consultants. The Company determined the value of the stock based on the value of its common stock on the dates of grant. The Company recorded the full compensation expense of approximately $108,000 associated with this fully vested stock.

In November 2010, the Company granted approximately 1.8 million shares of its common stock to its chairman and chief executive officer and its president and chief financial officer, vesting 50% on January 1, 2012 and 2013.   The Company determined the value of the stock to be approximately $1.1 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock was amortized as compensation expense over the vesting period. Compensation expense recorded in connection with the restricted stock was approximately $140,000 for the three months ended March 31, 2011.

In December 2010, the Company granted approximately 125,000 shares of its restricted common stock to Receptors, a research and development company. Such shares were fully vested at the time of grant. The Company determined the value of the stock to be approximately $69,000 based on the value of its common stock on the date of grant and recorded the full amount as compensation expense in December 2010.

In December 2010, the Company granted approximately 0.9 million shares of its common stock to its employees and directors.  The Company determined the value of the stock to be approximately $0.5 million based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is amortized as compensation expense over the vesting period through January 1, 2012. Compensation expense recorded in connection with the restricted stock for the three months ended March 31, 2011 was $176,000.

In February 2011, the Company authorized the grant of 220,000 restricted shares of its common stock to a member of its Board of Director of which, 200,000 shares will vest on January 2012 and 20,000 shares will vest on December 2011. The Company determined the value of the stock to be approximately $121,000 based on the value of its common stock on the dates of grant. The value of the outstanding restricted stock is amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $25,460 in the three months ended March 31, 2011 associated with this stock.

In February 2011, the Company authorized the grant of 125,000 shares of its common stock to a consultant. The Company determined the value of the stock to be approximately $71,250 based on the value of its common stock on the date of grant and recorded the full amount as compensation expense in the three months ended March 31, 2011.

In February 2011, the Company authorized the grant of 200,000 shares of its common stock to Easy Check Medical Diagnostics, LLC. The Company determined the value of the stock to be approximately $114,000 based on the value of its common stock on the date of grant and recorded the full amount as research and development expense in the three months ended March 31, 2011.

In March 2011, the Company authorized the grant of 65,000 shares of its common stock to a consultant. The Company determined the value of the stock to be approximately $30,550 based on the value of its common stock on the dates of grant and recorded the full amount as an expense in the three months ended March 31, 2011.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

In March 2011, the Company authorized the grant of 100,000 shares of its common stock to an employee. The Company determined the value of the stock to be approximately $47,000 based on the value of its common stock on the dates of grant and recorded the full amount as compensation expense in the three months ended March 31, 2011.

5. Income Taxes

The Company had an effective tax rate of nil for the three months ended March 31, 2011 and 2010. The Company incurred losses before taxes for the three months ended March 31, 2011 and 2010. However, it has not recorded a tax benefit for the resulting U.S. net operating loss carryforwards, as the Company has determined that a valuation allowance against its net U.S. deferred tax assets was appropriate based primarily on its historical operating results.

In January 2010, Stanley Canada Corporation, or Stanley, received a notice from the Canadian Revenue Agency (CRA), that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. The Company has complied with all of Stanley’s information requests. This review covers all periods that the Company owned Xmark.

In February 2011, Stanley received a notice from the CRA that the CRA completed its review of the Xmark returns and was questioning certain deductions on the tax returns under review.  The Company does not agree with the position taken by the CRA and intends to dispute such findings.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this dispute will have a material negative impact on the Company’s historical tax liabilities, its current financial position or results of operations. The Company believes that as of March 31, 2011, it has adequately accrued for this dispute.

The Company recognizes any interest accrued related to unrecognized tax benefits or exposures in interest expense and penalties in operating expenses. During the three months ended March 31, 2011 and 2010, there was no such interest or penalties.

6. Legal Proceedings

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

7. Related Party Transactions

As of  March 31, 2011, Mr. Silverman beneficially owned 26.9 % of the Company’s outstanding common stock, including the 1,035,000 shares and 54,000 shares underlying a warrant that are directly owned by Blue Moon Energy Partners, LLC (“Blue Moon”) and 4,785,008 shares that are directly owned by R & R.  Mr. Silverman, the Company’s chief executive officer and chairman of the Board of Directors, is a manager and controls a member of Blue Moon (i.e., R & R). William J. Caragol, the Company’s president, chief financial officer and member of the Board of Directors, is a manager and member of Blue Moon.

Optimus Financing

On March 14, 2011, the Company entered into an Amended and Restated Convertible Preferred Stock Purchase Agreement with Optimus.  To facilitate the transactions contemplated thereby, R & R Consulting Partners, LLC, and Messrs. Silverman and Caragol loaned shares of common stock to Optimus.  For more information regarding this transaction, see Note 3, “Financing Agreements,” to these condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

8. Segments

The Company operates in two business segments: HealthID and ID Security.

HealthID Segment

Our HealthID segment is currently focused on the development of four products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors LLC (“Receptors”), (2) iglucoseTM, a stand-alone, self-contained unit that automatically queries a diabetic user’s date-capable glucometer for blood glucose data and sends that data via encrypted text messaging to the iglucose online database, (3) Easy CheckTM, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels, and (4) the rapid flu detection system, also being developed in conjunction with Receptors..

Our HealthID segment also includes the VeriMed system, which uses an implantable passive RFID microchip (the “VeriChip”) that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. We are not actively marketing the VeriMed system.

ID Security Segment

Our ID Security segment includes our Identity Security suite of products, sold through our NationalCreditReport.com brand and our Health Link personal health record (“PHR”) business. Our NationalCreditReport.com business offers consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, the company re-launched its Health Link PHR business. The Company focuses its marketing efforts on partnering with health care providers and exchanges, physicians group, Electronic Medical Record (“EMR”) system vendors, and insurers to use Health Link as PHR provided to their patients.

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

The following is selected segment data as of and for the period ended:

			Total From
	Health	ID	Continuing
	ID	Security	Operations
As of and For the Three Months Ended March 31, 2011
Revenue	$5	$588	$593
Operating income (loss)	(2,468)	188	(2,280)
Income (loss) from continuing operations before income taxes	(2,402)	188	(2,214)

Total assets	$1,997	$1,752	$3,749

			Total From
	Health	ID	Continuing
	ID	Security	Operations
As of and For the Three Months Ended March 31, 2010
Revenue	$75	$598	$673
Operating loss	(2,695)	(1,166)	(3,861)
Loss from continuing operations before income taxes	(2,683)	(1,163)	(3,846)

Total assets of continuing operations	$4,902	$4,099	$9,001

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

9. Supplementary Cash Flow Information

In the three months ended March 31, 2011 and 2010, the Company had the following non-cash investing and financing activities:

	Three Months Ended
	March 31,
	2011	2010
Non-cash financing and investing activities:
Accrued dividend payable	$96	$114
Issuance of common stock for Easy Check asset acquisition	114	351
Issuance of common stock for Socius note receivable	1,900	—

	$2,110	$465

10. Subsequent Events

MicroFluidic Systems Stock Purchase Agreement

On May 9, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with, MicoFluidic Systems, a California corporation (“MicroFluidic”), and its stockholders, pursuant to which all of the outstanding capital stock of MicroFluidic will be acquired by the Company (the “Acquisition”).

MicroFluidic, founded in 2001, specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.  MicroFluidic has received in the last 10 years over $45 million in government contracts, the majority of which have come from the Department of Homeland Security. MicroFluidic has a strong intellectual property portfolio, with 12 U.S. Patents granted, 17 U.S. Patents pending, six patent applications in Canada, six patent applications in Europe and four patent applications in Japan.

As consideration for the consummation of the Acquisition, the Company will pay $250,000 to fund certain accounts payable of MicroFluidic, and within five business days from the Acquisition, must (i) issue shares of Company common stock, par value $0.01 per share (“Shares”), equal to $500,000 divided by the price per Share equal to an average of the individual daily volume-weighted average price over the ten trading days preceding the applicable issuance date (the “VWAP Price”) to two of the Sellers in exchange for the cancellation of loans made to MicroFluidic; and (ii) issue Shares pro rata to the Sellers equal to $450,000 divided by the VWAP Price (collectively, the “Stock Consideration”).

In connection with the Acquisition, the Company is also required to make certain earn-out payments, up to a maximum of $7 million in Shares at the applicable VWAP Price (the “Earn-Out Shares”), upon certain conditions over the next three years (the “Earn-Out Payment”); provided, however, that the Company is prohibited from making any Earn-Out Payment until stockholder approval is obtained if the aggregate number of Shares to be issued, under the Nasdaq Marketplace  rules, exceed 19.99% of the Company’s common stock outstanding immediately prior to the closing.

The Acquisition is not subject to any financing conditions and remains subject to customary conditions, including, agreements by the Company (1) to cause MicoFluidic to conduct its operations according to its ordinary course of business, (2) to cause MicroFluidic to refrain from certain actions between the time of signing the Purchase Agreement and the closing of the Acquisition, and (3) to cause MicoFluidic to use its reasonable efforts to keep all contracts in full force and effect.

The parties have made customary representations and warranties in the Purchase Agreement and agreed to certain customary covenants, including their authority to enter into the Purchase Agreement, the organization of each of the parties and the lack of conflict with any organizational documents, agreements or rules. These representations and warranties were made as of specific dates and may be subject to important qualifications, limitations and supplemental information agreed to in negotiating the terms of the Purchase Agreement.

POSITIVEID CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(tabulated amounts in thousands of dollars, except per share amounts)

The Company agreed to issue the Stock Consideration and the Earn-Out Shares in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The information disclosed under Item 1.01 is incorporated into this Item 3.02 in its entirety.

Socius Notice of Redemption

On May 11, 2011, the Company presented Socius with a notice of redemption of the 420 shares of Series B Preferred Stock held by Socius for a price of $4.2 million and a premium for early redemption of $1.3 million. The consideration was paid by offset against the promissory notes held by the Company and any dividends due and owing on the shares redeemed. Thus, as of May 11, 2011, the Company has no shares of Series B Preferred Stock outstanding.

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

•

that we anticipate our revenues from our identity security and credit reporting businesses to decline significantly from 2010 amounts and related costs to acquire subscribers to decline accordingly;

•

that we may continue to recruit and sell customer acquisitions from our identity security and credit reporting businesses to third parties;

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

•

the expectation that our device partner will receive FDA clearance for their device in the second half of 2011 and that they will begin ordering transponder chips from the Company in fulfillment of their $3 million, five-year commitment;

•

that the Company seeks to structure its research and development expenses on a project basis to allow management of costs and results on a discreet short term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow the Company to minimize its firm fixed commitments at any given point in time; and

•

that we believe that with our current working capital, our access to capital under our equity line agreement, and through either new capital raised under our shelf registration statement, and/or reducing and delaying certain research, development and related activities, that we will have sufficient funds available to meet our working capital requirements over the next twelve months.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010 and include:

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

•

our ability to close the transactions contemplated by the Stock Purchase Agreement for the acquisition of MicroFluidic Systems.

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We have historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault Corporation (“Steel Vault”), we focused our strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security.  Beginning in early 2011, we have further focused our strategy on the growth of our HealthID segment, including the continued successful development of our GlucoChip, our Easy Check breath glucose measurement device, our iglucose wireless system, and potential strategic acquisition opportunities of businesses that are complementary to our HealthID business.

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

ID Security Segment

Our ID Security segment includes our Identity Security suite of products, sold through our NationalCreditReport.com brand and our Health Link personal health record (“PHR”) business. Our NationalCreditReport.com business was acquired in conjunction with its merger with Steel Vault in November 2009. NationalCreditReport.com offers consumers a variety of identity security products and services primarily on a subscription basis. These services help consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which include credit reports, credit monitoring and credit scores. In the first quarter of 2010, the Company re-launched its Health Link PHR business. The Company focuses its marketing efforts on partnering with health care providers and exchanges, physicians group, Electronic Medical Record (“EMR”) system vendors, and insurers to use Health Link as PHR provided to their patients.

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

Results of Operations

The Company operates in two key segments: HealthID and ID Security. The following are the segment results for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended
	March 31, 2011
	HealthID	ID Security	Total

Revenue	$5	$588	$593
Cost of sales	—	60	60

Gross profit	5	528	533

Operating expenses:

Selling, general and administrative	2,091	340	2,431
Research and development	382	—	382

Total operating expenses	2,473	340	2,813

Operating income (loss)	(2,468)	188	(2,280)

Interest / other income and (expense), net	66	—	66

Income (loss) from continuing operations	$(2,402)	$188	$(2,214)

	For the Three Months Ended
	March 31, 2010
	HealthID	ID Security	Total

Revenue	$75	$598	$673
Cost of sales	45	171	216

Gross profit	30	427	457

Operating expenses:

Selling, general and administrative	2,187	1,593	3,780
Research and development	538	—	538

Total operating expenses	2,725	1,593	4,318

Operating loss	(2,695)	(1,166))	(3,861)

Interest / other income and (expense), net	12	3	15

Loss from continuing operations	$(2,683)	$(1,163))	$(3,846)

HealthID Segment

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Revenue was $5,000 for the three months ended March 31, 2011 compared to $75,000 for the three months ended March 31, 2010. The decrease in revenue was attributable to the 2010 sale of our new 8 millimeter microchips to a medical device partner for their testing and regulatory purposes. Based on information provided to us by our device partner, they expect to receive FDA clearance for their device in the second half of 2011.  At such time, they would begin ordering transponder chips from us in fulfillment of their $3 million, five-year commitment.  No assurances can be made that they will meet that timeline.

Gross Profit and Gross Profit Margin

Our cost of sales consists of finished goods and inventory valuation charges.

We had a gross profit of $5,000 in 2011compared to a gross profit of $30,000 in 2010. This decrease was attributable to the initial sale of 8-millimeter microchips to a medical device partner in 2010, discussed above.

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

Selling, general and administrative expense decreased by $0.1 million to $2.1 million for the three months ended March 31, 2011 compared to $2.2 million for the three months ended March 31, 2010. This was attributable to our continuing efforts to reduce costs where savings opportunities can be identified.

For the three months ended March 31, 2011 and 2010, we incurred stock-based compensation expense of approximately $1.0 million and $1.1 million respectively.

Selling, general and administrative expense included depreciation and amortization expense of approximately $8,000 for the three months ended March 31, 2011 and 2010.

Research and Development

Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Research and development expense was $0.4 million for the three months ended March 31, 2011 compared to $0.5 million for the three months ended March 31, 2010. Our research and development costs represent payments to our project partners and acquisition of in process research and development.  We seek to structure our research and development expenses on a project basis to allow the management of costs and results on a discreet short term project basis.  This may result in quarterly expenses that rise and fall depending on the underlying project status.  We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time.

ID Security Segment

The ID Security segment reflects the results of National Credit Report.com from the acquisition of Steel Vault on November 10, 2009.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Revenue was $0.6 million for the three months ended March 31, 2011 compared to $0.6 million for the three months ended March 31, 2010. Our revenue in the ID Security Segment was generated by sales of our identity security products through our National Credit Report.com subsidiary. In the first three months of 2011 we had an average of 9,600 subscribers for our credit monitoring services compared to an average of 13,000 subscribers during the three months ended March 31, 2010.  This decrease was mitigated by an increase in average revenue per customer of 11%, which in turn increased the current revenue. In early 2011, we made the decision to cease acquiring new subscribers to our identity security and credit reporting businesses.  As a result we anticipate that our revenues from this segment for the remaining quarters in 2011 will decline significantly from 2010 amounts. Additionally, related costs to acquire such subscribers will also decline accordingly.

Gross Profit and Gross Profit Margin

Cost of sales consists primarily of the costs related to purchasing the data, reporting and monitoring services from our supplier in order to provide services to our customers.

We had a gross profit of $0.5 million for the three months ended March 31, 2011 compared to $0.4 million for the three months ended March 31, 2010. The $0.1 million increase in gross profit was the result of reduced cost of sales for our identity security products through National Credit Report.com. Gross margins increased from 71.4% in the three months ended March 31, 2010 to 89.8% in the three months ended March 31, 2011, which resulted from our decision to cease acquiring new customers where first month margins are very low, and to continue providing ongoing monitoring services, where margins are significantly higher.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation for employees in sales, marketing and operational functions, including finance and accounting. Other significant costs include professional fees and consulting fees.

Selling, general and administrative expense for the three months ended March 31, 2011 was $0.3 million compared to $1.6 million for three months ended March 31, 2010. This decrease of $1.3 million was the result of the Company’s decision, in early 2011, to cease acquiring new subscribers to our identity security and credit reporting businesses.  As a result we anticipate that our revenue from this segment in 2011 will decline significantly from 2010 amounts. Additionally, related costs to acquire such subscribers will also continued to decline accordingly.

Liquidity and Capital Resources

As of March 31, 2011, unrestricted cash totaled $2.2 million compared to unrestricted cash of approximately $1.8 million at December 31, 2010.

Cash Flows Used in Operating Activities

Net cash used in operating activities totaled $1.5 million and $1.8 million during the three months ended March 31, 2011 and 2010, respectively. For each of the periods presented, cash was used primarily to fund operating losses, and payments of accounts payable and accrued expenses.

Cash Flows from Investing Activities

Investing activities used cash of $7,000 and $19,000 during the three months ended March 31, 2011 and 2010, respectively, which was used to purchase equipment.

Cash Flows from Financing Activities

Financing activities provided cash of $1.9 million and $0.3 million during the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, cash was provided by the Socius financing (see Note 3) which included the issuance of 190 shares of Series B preferred stock.

Financial Condition

As of March 31, 2011, we had working capital of approximately $0.8 million and an accumulated deficit of $71.8 million compared to a working capital of approximately $0.2 million and an accumulated deficit of approximately $69.6 million as of December 31, 2010. The increase in working capital was due to the capital raised through the Socius financing (see Note 3), net of operating losses.

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

Until we are able to achieve operating profits, it is our intention to continue to try to access the capital markets to fund the development of our HealthID products.  Since December 31, 2010 and March 31, 2011, we have raised $3.3 million and $1.4 million, respectively, under our Socius and Optimus financing facilities.  We also have $2.6 million of remaining capacity available under the amended Optimus agreement.  Additionally, we currently have an effective “shelf” registration statement on Form S-3 which registers up to $9.6 million of securities.  Under that registration statement, we have $3.9 million of availability remaining as of the date hereof. Because the aggregate market value of our common equity held by non-affiliates is less than $75 million, we may offer only up to one-third of the aggregate market value of our common equity held by non-affiliates less any amount sold under the registration statement during the prior 12 months. As such, the amount we may offer under the registration statement could be less at the time a sale is contemplated.

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

Impact of Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU requires disclosing the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers. The disclosures are effective for reporting periods beginning after December 15, 2009. Additionally, disclosures of the gross purchases, sales, issuances and settlements activity in Level 3 fair value measurements will be required for fiscal years beginning after December 15, 2010. This standard had no significant impact on our financial position or results of operations.

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

In April 2010, the FASB issued ASU No. 2010 - 17 – Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.  This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011.  This standard had no significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2011 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 6 to the Condensed Financial Statements in Part I, Item I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes a detailed discussion of other risk factors that could materially affect our business, financial condition or future results.

The Company failed to meet applicable Nasdaq Stock Market requirements and as a result its stock could be delisted by the Nasdaq Stock Market. If delisting occurs, it would adversely affect the market liquidity of its common stock and harm its businesses.

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

 Nasdaq advised the Company that it could appeal the Nasdaq staff's determination to a Nasdaq Hearings Panel (the "Panel") in accordance with the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company requested a hearing on March 21, 2011, in accordance with applicable Listing Rules, and the hearing took place on April 28, 2011.  The filing of the appeal automatically stayed any delisting procedures until after the determination of the Panel. At the hearing, the Company presented a plan to regain compliance to the Panel and requested that the Panel grant the Company an exception to Nasdaq’s continued listing standards for a sufficient period to implement that plan.   Under Listing Rule 5815(c)(1), the Panel has the discretion to grant such an exception for a period not to exceed 180 days, with the exception period commencing as of the date of the Nasdaq staff’s notification of the deficiency for which the exception is granted. There can be no assurance that the Panel will accept the Company’s compliance plan or grant the Company’s request for continued listing.

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

Item 2. Unregistered Sale of Equity Securities.

During the three months ended March 31, 2011, we sold 390,000 shares of our common stock that were not registered under the Securities Act of 1933, as amended.

On February 24, 2011, we issued 200,000 shares of our common stock, valued at $114,000, to Easy Check Medical Diagnostics, LLC for product royalties for successful patent grants and product or license revenues.

On February 24, 2011, we issued 125,000 shares of our common stock, valued at $71,250, to Receptors, LLC in connection with the execution of an amended and restated license agreement.

On March 25, 2011, we issued 65,000 shares of our common stock, valued at $30,550, to Stonegate Securities, Inc. in connection with the execution of an advisory services agreement.

The shares of common stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 5. Other Information.

On May 11, 2011, the Company presented Socius with a notice of redemption of the 420 shares of Series B Preferred Stock held by Socius for a price of $4.2 million and a premium for early redemption of $1.3 million. The consideration was paid by offset against the promissory notes held by the Company and any dividends due and owing on the shares redeemed. Thus, as of May 11, 2011, the Company has no shares of Series B Preferred Stock outstanding.  For more information, see Note 3, "Financing Agreements," to the Condensed Consolidated Financial Statements.

Item 6. Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

POSITIVEID CORPORATION (Registrant)

Date: May 13, 2011	By:	/s/ William J. Caragol
William J. Caragol
President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description
2.1		Stock Purchase Agreement, dated May 9, 2011 among PositiveID Corporation, MicroFluidic Systems and the individuals named therein(1)
3.1		Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009 (2)
3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (3)
4.1		Form of Specimen Common Stock Certificate (3)
10.1	†	AT&T Machine to Machine Wireless Communications Agreement, dated January 24, 2011, between PositiveID Corporation and AT&T Mobility II, LLC (2)
10.2	†	Raytheon Microelectronics Proposal for the Manufacturing and Test of Transponder RFID S100, dated as of February 24, 2011, between PositiveID Corporation and Raytheon Microelectronics España S.A. (2)
10.3		Amended and Restated Convertible Preferred Stock Purchase Agreement, dated March 14, 2011, between PositiveID Corporation and Optimus Capital Partners, LLC (4)
31.1	*	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Confidential treatment has been obtained with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on May 12, 2011.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 25, 2011.
(3)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(4)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on March 14, 2011.