Form 10-Q
period 2011-06-30
POSITIVEID Corp
filed 2011-08-15
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 12, 2011 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	42,853,076

POSITIVEID CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
POSITIVEID CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

			PRO FORMA
	December 31,	June 30,	June 30,
	2010	2011	2011
		(unaudited)	(unaudited)
			(See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$1,764	$1,191	$1,781
Prepaid expenses and other current assets	173	173	173
Assets held for sale	1,305	750	750
Total Current Assets	3,242	2,114	2,704

Equipment, net	49	103	103
Goodwill	—	1,653	1,653
Intangibles, net	—	1,194	1,194
Other assets	24	140	140
Total Assets	$3,315	$5,204	$5,794

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$490	$738	$738
Accrued expenses and other current liabilities	1,067	1,049	1,049
Accrued preferred stock dividends payable	152	30	30
Total Current Liabilities	1,709	1,817	1,817

Contingent earn-out liability	—	1,400	1,400

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, 5,000,000 shares authorized, $.001 par value; Series B Preferred - 230 shares issued and outstanding, liquidation preference of $2,300, at December 31, 2010; Series C Preferred – 140 shares issued and outstanding, liquidation preference of $1,400, at June 30, 2011	—	—	—
Common stock, 70,000,000 shares authorized, $.01 par value; 33,047,405 and 40,705,132 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	330	407	428
Additional paid-in capital	74,002	76,946	78,053
Accumulated deficit	(69,621)	(75,366)	(75,366)
	4,711	1,987	3,115
Note receivable for shares issued	(3,105)	—	(538)
Total Stockholders’ Equity	1,606	1,987	2,577
Total Liabilities and Stockholders’ Equity	$3,315	$5,204	$5,794

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$75
Cost of sales	—	—	—	45
Gross profit	—	—	—	30

Operating expenses:
Selling, general and administrative	3,137	2,350	5,252	4,551
Research and development	71	495	483	1,032
Total operating expenses	3,208	2,845	5,735	5,583
Operating loss from continuing operations	(3,208)	(2,845)	(5,735)	(5,553)

Other income (expense), net	10	(18)	75	(3)
Loss from continuing operations	(3,198)	(2,863)	(5,660)	(5,556)

Discontinued operations:
Income (loss) from discontinued operations	222	(1,000)	470	(2,153)
Impairment of goodwill	(555)	—	(555)	—
Total loss from discontinued operations	(333)	(1,000)	(85)	(2,153)
Net loss	(3,531)	(3,863)	(5,745)	(7,709)

Preferred stock dividends	(65)	(36)	(161)	(36)
Net loss attributable to common stockholders	$(3,596)	$(3,899)	$(5,906)	$(7,745)

Loss from continuing operations per common share attributable to common stockholders	$(0.10)	$(0.12)	$(0.19)	$(0.25)
Loss from discontinued operations per common share	(0.01)	(0.04)	—	(0.10)
Loss per common share attributable to common stockholders – basic and diluted	$(0.11)	$(0.16)	$(0.19)	$(0.35)

Weighted average shares outstanding – basic and diluted	33,240	23,804	31,207	21,845

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity
For the Six Months Ended June 30, 2011
(In thousands)
(Unaudited)

					Additional		Note Receivable For	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shares	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Equity

Balance at December 31, 2010	230	$—	33,047	$330	$74,002	$(69,621)	$(3,105)	$1,606

Issuance of Series B Preferred shares	190	—	—	—	1,900	—	—	1,900
Issuance of Common Stock for note receivable	—	—	2,721	27	1,873	—	(1,900)	—
Issuance of Common Stock for note receivable upon warrant exercise	—	—	952	10	655	—	(665)	—
Issuance of Common Stock pursuant to acquisition of Easy Check assets	—	—	20	—	114	—	—	114
Issuance of Series C Preferred shares, net of costs	140	—	—	—	1,228	—	—	1,228
Redemption of Series B Preferred shares	(420)	—	—	—	(5,465)	—	5,670	205
Issuance of Common Stock pursuant to acquisition of MicroFluidic Systems	—	—	3,225	32	1,258	—	—	1,290
Accrual of preferred stock dividends	—	—	—	—	(161)	—	—	(161)
Stock-based compensation	—	—	740	8	1,542	—	—	1,550
Net loss	—	—	—	—	—	(5,745)	—	(5,745)

Balance at June 30, 2011	140	$—	40,705	$407	$76,946	$(75,366)	$—	$1,987

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(5,745)	$(7,709)
Add: Loss from discontinued operations	85	2,153
Loss from continuing operations	(5,660)	(5,556)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	26	13
Stock-based compensation	1,550	2,407
Stock issued to advisor for acquisition	340	—
In-process research and development allocation from asset purchase	114	351
Impairment of goodwill	555	—
Non-cash interest income	—	(10)
Non-cash interest expense	—	35
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(145)	(184)
Increase in accounts payable and accrued expenses	9	260
Net cash used in discontinued operations	(452)	(898)
Net cash used in operating activities	(3,663)	(3,582)
Cash flows from investing activities:
Acquisition of MicroFluidic Systems	(24)	—
Purchase of equipment	(14)	(23)
Net cash used in investing activities	(38)	(23)
Cash flows from financing activities:
Proceeds from equity financings, net of fees	3,128	2,190
Proceeds from exercise of stock options	—	359
Net cash provided by financing activities	3,128	2,549
Net decrease in cash and cash equivalents	(573)	(1,056)
Cash and cash equivalents, beginning of period	1,764	6,423
Cash and cash equivalents, end of period	$1,191	$5,367

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

PositiveID Corporation (the “Company”) (formerly VeriChip Corporation), a Delaware corporation, completed an initial public offering in February 2007.  In November 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively is referred to as, “Digital Angel.” The terms of the APA included our purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip (“GlucoChip”). We also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to our health care business without payment of ongoing royalties.

In September 2009, VeriChip Acquisition Corp., a Delaware corporation and wholly-owned subsidiary (the “Acquisition Subsidiary”), and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault in November 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). At the closing of the Merger, the Company’s name was changed from VeriChip Corporation to PositiveID Corporation.

In February 2010, the Company acquired the assets of Easy Check Medical Diagnostics, LLC (“Easy Check”), which included the Easy Check breath glucose detection system and the iglucose wireless communication system. These products are currently under development. (See Note 2)

In May 2011, the Company entered into a Stock Purchase Agreement to acquire MicroFluidic Systems, a California corporation (“MicroFluidic”), pursuant to which MicroFluidic became a wholly-owned subsidiary of the Company.  MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security. (See Note 2)

In July 2011, the Company completed the sale of substantially all of the assets of NationalCreditReport.com, which had been acquired in connection with the Merger. (See Note 3)

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ProForma Balance Sheet

The accompanying condensed consolidated pro forma balance sheet as of June 30, 2011 reflects the effect of the Ironridge financing discussed in Note 4 as if such transaction had occurred on June 30, 2011. Specifically, on July 28, 2011, the Company issued 2,148,000 shares of common stock to Ironridge at a price of $0.37 per share, pursuant to which the Company received $250,000 of cash and a secured promissory for the balance of the purchase price, or approximately $538,000. In addition, on August 15, 2011, the Company issued 500 shares of Series F Preferred Stock for a purchase price of $500,000. Costs related to the financing, which totaled approximately $160,000, have been netted against the proceeds and presented as an offset to additional paid-in capital in the pro forma balance sheet. See Note 4 for a further discussion of the terms of the Ironridge financing and the Series F Preferred Stock.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Discontinued Operations

In connection with the Company’s decision to sell its NationalCreditReport.com business, certain assets of the subsidiary have been classified as held for sale in the accompanying condensed consolidated balance sheets, and its results of operations have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations (see Note 3). Related amounts for prior periods presented have been reclassified to conform to the current period presentation.

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of June 30, 2011 and 2010 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	June 30,
	2011	2010
Convertible preferred stock	3,405	1,743
Stock options	3,344	3,541
Warrants	304	454
Unvested shares of restricted common stock	4,450	4,075
	11,503	9,813

Segment Information

Through June 30, 2011, the Company operated in two business segments: HealthID and ID Security. The ID Security segment is presented as discontinued operations in the accompanying condensed consolidated financial statements.

HealthID Segment

The Company’s HealthID segment is focused on the development of three products: (1) the GlucoChip, a glucose-sensing microchip, based on the Company’s proprietary intellectual property which is being developed in conjunction with Receptors LLC (“Receptors”), (2) iglucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s data-capable glucometer for blood glucose data and sends that data via machine-to-machine technology to the iglucose online database, and (3) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels.

The Company’s HealthID segment also includes the VeriMed system, which uses an implantable passive RFID microchip (the “VeriChip”) that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by a scanner. The Company is not currently marketing the VeriMed system.

ID Security Segment

The Company’s ID Security segment included its Identity Security suite of products, sold through NationalCreditReport.com and the Company’s Health Link personal health record (“PHR”) business. The NationalCreditReport.com business offered consumers a variety of identity security products and services primarily on a subscription basis. These services helped consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which included credit reports, credit monitoring and credit scores. For its Health Link PHR business, the Company focused its marketing efforts on partnering with health care providers and exchanges, physicians group, Electronic Medical Record system vendors, and insurers to use Health Link as PHR provided to their patients. The Company is not currently actively marketing its Health Link PHR business.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

As a result of the sale of the Company’s NationalCreditReport.com business in July 2011, the Company now operates in one segment (HealthID).

Financial Condition

As of June 30, 2011, the Company had working capital of approximately $297,000 and an accumulated deficit of approximately $75.4 million. The Company has incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result, in part, of the Company’s funding of its development projects and products. The Company expects its operating losses to continue through 2012.

Until the Company is able to achieve operating profits, it will continue to seek to access the capital markets to fund the development of its HealthID products, including the operations of MicroFluidic.  Since December 31, 2010, the Company has raised approximately $3.3 million under its Socius and Optimus financing facilities (see Note 4). Additionally, in July 2011, the Company executed an equity financing with Ironridge that, subject to certain conditions, provides the Company with funding in a minimum cash amount of $5.8 million, and the potential for an additional $8.0 million of funding (see Note 4).  An aggregate of $9.8 million of the financing is, among other things, subject to the filing and effectiveness of a registration statement.

The Company believes that its current working capital and its expected access to capital under the Ironridge financing agreement will provide sufficient funds to meet its working capital requirements through at least June 30, 2012. In addition and if necessary, the Company could reduce and/or delay certain discretionary research, development and related activities and costs. There can be no assurances that the Company will be successful in negotiating additional sources of equity or credit for its long-term capital needs.  The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows.

2. Acquisitions

Easy Check Asset Purchase

On February 11, 2010, the Company purchased the assets of Easy Check, including the Easy Check breath analysis device and the iglucose wireless communication system. The Company issued 300,000 shares of common stock in connection with the purchase with a fair value of $351,000, based on a value of $1.71 per share.  The purchase price for the assets was expensed as in-process research and development as the development of these projects had not yet reached technological feasibility.

In February 2011 the Company amended the purchase agreement, paying the seller of the assets an additional 200,000 shares of its common stock valued at $114,000, based on a value of $0.57 per share, and lowering the potential royalty on future revenue from these products from 25% to 10%. The value transferred was expensed as in-process research and development as the development of the related projects had not yet reached technological feasibility at the time of the amendment.

MicroFluidic Acquisition

On May 23, 2011, the Company acquired all of the outstanding capital stock of MicroFluidic in a transaction accounted for using the purchase method of accounting (the “Acquisition”). Since MicroFluidic's inception, its key personnel have had an important role in developing technologies to automate the process of biological pathogen detection. MicroFluidic’s substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications are complementary to the Company’s portfolio of virus detection and diabetes management products.

As consideration for the consummation of the Acquisition, the Company paid $250,000 to fund certain accounts payable of MicroFluidic (of which approximately $24,000 was paid to selling shareholders) and issued 2,375,000 shares of common stock of the Company (the “Stock Consideration”). Additionally, the Company issued 850,000 shares of common stock to its advisor for services rendered in conjunction with the Acquisition. The Company recorded a nonrecurring charge of approximately $525,000 during the quarter ended June 30, 2011 related to the direct costs of the Acquisition, consisting of the $340,000 value of the shares of common stock issued to its advisor and $185,000 of cash costs, which is recorded in operating expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the Acquisition, the Company is also required to make certain earn-out payments, up to a maximum of $7,000,000 payable in shares of the Company’s common stock, upon certain conditions over the next three years (the “Earn-Out Payment”). The earn-out for 2011 is based upon the value of contracts secured by MicroFluidic through December 31, 2011, subject to a maximum Earn-Out Payment of $2,000,000. The earn-out for years 2012-2014 is based on MicroFluidic achieving certain earnings targets for the respective year, subject to a maximum Earn-Out Payment of $2,000,000 per year and an overall cumulative maximum Earn-Out Payment of $7,000,000. However, the Company is prohibited from making any Earn-Out Payment until stockholder approval is obtained if the aggregate number of shares to be issued, under the NASDAQ Marketplace rules, exceeds 19.99% of the Company’s common stock outstanding immediately prior to the closing. In the event the Company is unable to obtain any required stockholder approval, the Company is obligated to pay the applicable Earn-Out Payment in cash to the sellers. In addition, the Company may pay any applicable Earn-Out Payment in cash at its option.

The estimated purchase price of the Acquisition totaled approximately $2,374,000, comprised of (i) $24,000 in cash, (ii) Stock Consideration valued at $950,000 based on a value of $0.40 per share, and (iii) contingent consideration of approximately $1,400,000. The fair value of the contingent consideration was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement.

Under the purchase method of accounting, the estimated purchase price of the Acquisition was allocated to MicroFluidic’s net tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the Acquisition, as follows (in thousands):

Assets acquired:
Net tangible assets	$125
Patents	1,200
Goodwill	1,653
2,978
Liabilities assumed:
Current liabilities	(604)
Total estimated purchase price	$2,374

The estimated fair values of certain assets and liabilities have been determined by management and are subject to change upon the finalization of the purchase accounting. The goodwill recorded in connection with the Acquisition is allocated to the Company’s HealthID segment, and no portion of the intangible assets, including goodwill, is expected to be deductible for tax purposes.

The results of operations of MicroFluidic are included in the Company’s condensed consolidated statements of operations from the date of the acquisition of May 23, 2011, including $0 of revenue and approximately $119,000 of net loss. The following supplemental pro forma information assumes that the Acquisition had occurred as of January 1 for each period presented (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$—	$1,987	$235	$4,131
Net loss	$(3,675)	$(3,942)	$(6,213)	$(7,913)
Loss per common share – basic and diluted	$(0.11)	$(0.15)	$(0.19)	$(0.32)

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the dates indicated or that may result in the future. The pro forma revenue reflected relates to revenue reported by MicroFluidic, substantially all of which was generated under two contracts with an agency of the U.S. Government. The two contracts were completed by March 31, 2011 and as of June 30, 2011 MicroFluidic had no active revenue-generating contracts. The pro forma results for the three and six months ended June 30, 2010 exclude a charge of approximately $525,000 related to the direct costs of the Acquisition, which is included in the Company’s results of operations for the period after the date of the Acquisition and thus in the pro forma results for the three and six months ended June 30, 2011.

3. Discontinued Operations

Beginning at the end of 2010, in conjunction with the Company’s focus on its HealthID businesses, including the development of the GlucoChip, the Easy Check breath glucose detection system, and iglucose wireless communication system, the Company began to limit the activities of its ID Security segment, which included its wholly-owned NationalCreditReport.com subsidiary.  In early 2011, the Company ceased acquiring new subscribers for its NationalCreditReport.com business, and in the second quarter of 2011 the Company began actively marketing the business for sale. On July 22, 2011, the Company completed the sale of substantially all of the assets of NationalCreditReport.com for $750,000 in cash. The buyer retained $75,000 from the purchase price pending the final determination of indemnification obligations for a period of eighteen months from the closing date.

The transferred assets of NationalCreditReport.com have been classified as held for sale in the accompanying condensed consolidated balance sheets, and consist of the following (in thousands):

		June 30,	December 31,
		2011	2010
		(unaudited)
Equipment, net		$70	$70
Intangible assets, net		385	385
Goodwill		295	850
Total	$	$ 750	$1,305

In connection with the decision to sell the NationalCreditReport.com business, the carrying value of the subsidiary’s net assets was written down to their estimated fair value, determined based upon the proceeds realized upon the sale in July 2011. As a result, an impairment of the carrying value of goodwill of approximately $555,000 was recognized during the quarter ended June 30, 2011 and is included in the loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011.

Historical revenue related to the NationalCreditReport.com business and included in the loss from discontinued operations in the accompanying condensed consolidated statements of operations totaled approximately $357,000 and $944,000 for the three and six months ended June 30, 2011, respectively, and approximately $678,000 and $1,276,000 for the three and six months ended June 30, 2010, respectively.

4. Financing Agreements

Optimus Financing

On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Optimus Purchase Agreement”) with Optimus Technology Capital Partners, LLC (“Optimus”) under which Optimus was committed to purchase up to $10 million shares of convertible Series A Preferred Stock of the Company in one or more tranches.

To facilitate the transactions contemplated by the Optimus Purchase Agreement, R & R Consulting Partners, LLC (“R&R), a company controlled by Scott R. Silverman, the Company’s chairman and chief executive officer, loaned shares of common stock of the Company to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to Stock Loan Agreements between R & R and Optimus. R & R was paid a $100,000 fee in October 2009 plus will be paid 2% interest for the fair value of the loaned shares for entering into the stock loan arrangement. R & R may demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand may be made if there are any shares of Series A Preferred Stock then outstanding. If a permitted return demand is made, Optimus is required to return the borrowed shares (or an equal number of freely tradable shares of common stock) within three trading days after such demand. Optimus may return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of common stock.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On September 29, 2009, the Company exercised the first tranche of the Optimus financing, pursuant to which it issued 296 shares of Series A Preferred Stock for a purchase price of approximately $3.0 million. In support of this tranche, R & R loaned Optimus 1.3 million shares of common stock. The tranche closed on October 13, 2009, and the Company received proceeds of approximately $3.0 million, less the fees due on the entire financing commitment of approximately $800,000. On November 5, 2009, the Company closed the second tranche of this financing, issuing 166 shares of Series A Preferred Stock for a purchase price of approximately $1.7 million. In support of this tranche, R & R loaned Optimus approximately 1.4 million shares of common stock.

On May 12, 2010, R & R demanded the return of 2.7 million shares loaned to Optimus.  Also on May 12, 2010, the Company sent Optimus a notice of its election to convert all of the outstanding shares of Series A Preferred Stock into 2,729,452 shares of common stock.  Optimus returned these shares to R & R in repayment of the loan. The conversion of the Series A Preferred Stock was determined by a fixed conversion price that was determined at the time of the two tranche closings, which was approximately $3.07 and $1.60 per share, respectively. The Company was required to issue make-whole shares to Optimus equal to 35% of the Series A Preferred Stock Liquidation Value ($10,000 per share of Series A Preferred Stock) because the Series A Preferred Stock was redeemed prior the first anniversary of the issuance date.  On October 13, 2010, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware effecting the elimination of the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock.  No shares of Series A Preferred Stock remained outstanding as of December 31, 2010.

On March 14, 2011, the Company entered into an Amended and Restated Convertible Preferred Stock Purchase Agreement (the “Amended Optimus Purchase Agreement”) with Optimus.   The Amended Optimus Purchase Agreement amended and restated the Optimus Purchase Agreement, and, among other things, specifically (i) replaced the Series A Preferred Stock issuable under the Optimus Purchase Agreement with Series C Preferred Stock with substantially similar terms, and (ii) reduced the maximum amount of preferred stock issuable to Optimus under the Optimus Purchase Agreement from $10 million to $8.7 million, of which $4.7 million was previously issued in 2009 as described above.

Under the terms of the Amended Optimus Purchase Agreement, from time to time and at the Company’s sole discretion, the Company can present Optimus with a notice to purchase shares of Series C Preferred Stock (“Notice”). Optimus is obligated to purchase such Series C Preferred Stock on the twentieth trading day after any Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company is listed and trading on a trading market, (ii) the representations and warranties of the Company set forth in the Amended Optimus Purchase Agreement are true and correct as if made on each tranche date, and (iii) that no such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of the Company’s common stock. In the event the closing bid price of the Company’s common stock during any one or more of the nineteen trading days following the delivery of a Notice falls below 75% of the closing bid price on the trading day prior to the Notice date and Optimus determines not to complete the tranche closing, then the Company may, at its option, proceed to issue some or all of the applicable shares, provided that the conversion price for the Preferred Stock that is issued shall reset at the lowest closing bid price for such nineteen trading day period.

On March 14, 2011, the Company delivered a Notice to Optimus to sell 140 shares of Series C Preferred Stock for a purchase price of approximately $1.4 million. In support of this tranche, R & R loaned 2,729,452 shares of common stock, Mr. Silverman loaned 70,548 shares of common stock, and William Caragol, the Company’s president, loaned 700,000 shares of common stock to Optimus. On April 12, 2011, the tranche closed and the Company received proceeds of approximately $1.4 million, less $100,000 paid to Optimus to waive the requirement under the Amended Optimus Purchase Agreement that the conversion price of the Series C Preferred Stock issued in the tranche be reset at the lowest closing bid price for the nineteen trading days following the tranche notice date, which was March 14, 2011, due to the closing bid price of a share of the Company’s common stock falling below 75% during such nineteen trading day period.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Socius Financing

On April 28, 2010, the Company entered into a Preferred Stock Purchase Agreement (the “Socius Preferred Purchase Agreement”) with Socius Capital Group, LLC, doing business as Socius Technology Capital Group, LLC (“Socius Technology”) under which Socius Technology was committed to purchase up to $4.2 million in shares of non-convertible Series B Preferred Stock of the Company (the “Preferred Stock”) in one or more tranches (each a “Preferred Tranche”), at $10,000 per share. Under the terms of the Socius Preferred Purchase Agreement, from time to time and at the Company’s sole discretion, the Company could present Socius Technology with a notice to purchase such Preferred Stock (“Preferred Notice”). Socius Technology was obligated to purchase such Series B Preferred Stock on the third trading day after the Preferred Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed and trading on a trading market, (ii) the representations and warranties of the Company set forth in the Socius Preferred Purchase Agreement are true and correct as if made on each Preferred Tranche date, and (iii) Socius Technology shall have received a commitment fee of $105,000 payable on the first tranche closing date (collectively, the “Closing Conditions”).

Commencing on the date of issuance of any such shares of Series B Preferred Stock, holders of Series B Preferred Stock were entitled to receive dividends on each outstanding share of Series B Preferred Stock, which accrues in shares of Series B Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends were to be payable upon redemption of the Series B Preferred Stock.

On April 28, 2010, the Company also entered into a Stock Purchase Agreement (the “Socius Stock Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”) under which Socius was committed to purchase in connection with any Preferred Tranche, up to that number of shares of common stock equal in dollar amount to 100% of the applicable Preferred Tranche amount (the “Common Tranche”), at a per share price equal to the average of the individual daily volume weighted average price calculated over the ten trading days preceding the applicable tranche notice of the common stock on the date the Company provides notice of such tranche (the “Investment Price”). Under the Agreement, the Company also agreed to issue in connection with any Common Tranche, two-year warrants to purchase shares of common stock equal in dollar amount to 35% of the applicable Common Tranche, at an exercise price per share equal to the Investment Price.

Socius could pay the Investment Price for the common stock, at Socius’ option, in cash or a secured promissory note. Socius could pay the warrant exercise price, at Socius’ option, in cash, a secured promissory note, or, if applicable, by cashless exercise. The promissory note bears interest at 2.0% per year calculated on a simple interest basis. The entire principal balance and interest thereon was due and payable on the fourth anniversary of the date of the promissory note, but no payments were due so long as the Company was in default under the Socius Preferred Purchase Agreement or the warrants, or if there were any shares of Series B Preferred Stock issued or outstanding. The promissory note was secured by the borrower’s right, title and interest in all outstanding shares of the Company’s common stock and other securities with a fair market value equal to the principal amount of the promissory note. The Company’s right to deliver a tranche notice to Socius pursuant to the Agreement was subject to the Closing Conditions and also that no purchase would result in Socius and its affiliates beneficially owning more than 9.99% of the Company’s common stock. Unless the Company obtained stockholder approval or Socius obtained an opinion of counsel that stockholder approval was not required, Socius could not exercise a warrant if, as a result of such exercise, the aggregate number of shares of common stock issued upon exercise of all warrants it held plus the aggregate number of shares of common stock issued under the Socius Stock Agreement would exceed 19.99% of the Company’s outstanding common stock.

On April 29, 2010, the Company presented Socius Technology with a Preferred Notice to purchase $2.3 million of Series B Preferred Stock in a Preferred Tranche. Upon the closing of the Preferred Tranche, the Company issued 230 shares of Series B Preferred Stock. In connection with the Preferred Notice, the Company also presented Socius with a notice to purchase $2.3 million of common stock. The Company issued 1,716,417 shares of common stock at an Investment Price of $1.34 per share, paid in the form a secured promissory note, and warrants to purchase 600,746 shares of common stock to Socius, at an exercise price equal to the Investment Price of $1.34 per share, which warrants Socius exercised on April 29, 2010 and paid in the form of a secured promissory note. The promissory note was secured by the shares of Series B Preferred Stock issued to Socius.

On January 13, 2011, the Company presented Socius Technology with a Preferred Notice to purchase approximately $1.7 million of Series B Preferred Stock in a Preferred Tranche.  Upon the closing of the Preferred Tranche, the Company issued 168 shares of Series B Preferred Stock. In connection with the Preferred Notice the Company also presented Socius with a notice to purchase $1.7 million of common stock. The Company issued 2,434,783 shares of common stock at an Investment Price of $0.69 per share, paid in the form of a secured promissory note, and warrants to purchase 852,174 shares of common stock to Socius, at an exercise price equal to the Investment Price of $0.69 per share, which warrants Socius exercised on January 13, 2011 and paid in the form of a secured promissory note. The promissory note was secured by the shares of Series B Preferred Stock issued to Socius.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On January 28, 2011, the Company presented Socius Technology with a Preferred Notice to purchase approximately $0.2 million of Series B Preferred Stock in a Preferred Tranche.  Upon the closing of the Preferred Tranche, the Company issued 22 shares of Series B Preferred Stock. In connection with the Preferred Notice, the Company also presented Socius with a notice to purchase $0.2 million of common stock. The Company issued 285,714 shares of common stock at an Investment Price of $0.77 per share, paid in the form of a secured promissory note, and warrants to purchase 100,000 shares of common stock to Socius, at an exercise price equal to the Investment Price of $0.77 per share, which warrants Socius exercised on January 28, 2011 and paid in the form of a secured promissory note. The promissory note was secured by the shares of Series B Preferred Stock issued to Socius.

On May 11, 2011, the Company presented Socius with a notice of redemption of the 420 shares of Series B Preferred Stock held by Socius for a redemption price of $4.2 million and a premium for early redemption of $1.3 million. The consideration for the redemption was the cancelation of the promissory notes which were equal to the value of the Series B Preferred Stock held by Socius and any accrued dividends due and owing on the shares redeemed.  No shares of Series B Preferred Stock remained outstanding as of June 30, 2011.  On August 11, 2011, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware effecting the elimination of the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.

Ironridge Financing

On July 27, 2011, the Company entered into a Preferred Stock Purchase Agreement (the “Series F Agreement”) with Ironridge Global III, LLC, a Delaware limited liability company (“Ironridge Global”), under which Ironridge Global is committed to purchase for cash up to $1.5 million in shares of the Company’s redeemable, convertible Series F Preferred Stock (the “Series F Preferred Stock”) at $1,000 per share of Series F Preferred Stock.  The Series F Preferred Stock is convertible into shares of the Company’s common stock at the option of the holder at a fixed conversion price of $0.50 per common share. The conversion price if the Company elects to convert the Series F Preferred Stock is subject to adjustment based on the market price of the Company's common stock and any applicable early redemption price at the time the Company converts.

Under the terms of the Series F Agreement, as amended on August 12, 2011, and from time to time and at the Company’s sole discretion, the Company may present Ironridge Global with a notice to purchase such Series F Preferred Stock.  Upon receipt of a notice, Ironridge Global is obligated to purchase the Series F Preferred Stock in installments as follows: (i) $500,000 on August 15, 2011; (ii) $500,000 on the earlier of (1) 20 trading days after August 15, 2011 and (2) the number of trading days necessary for an aggregate of $2.0 million of the Company’s common stock to trade on the NASDAQ Capital Market; and (iii) $500,000 on the earlier of (1) 20 trading days after the closing of the second tranche above, (2) the number of trading days necessary for an aggregate of $2.0 million of the Company’s common stock to trade on the NASDAQ Capital Market subsequent to the closing of the second tranche above, and (3) September 26, 2011, with the requirement that cash for that tranche be received by the Company on or before September 30, 2011.

Ironridge Global's obligation to purchase the Series F Preferred Stock is subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed and trading on a trading market, (ii) no uncured default exists under the Series F Agreement, (iii) the Company’s representations and warranties set forth in the Series F Agreement are true and correct in all material respects; and (iv) the trading price of the Company’s common stock has not fallen below 70% of the closing price on the trading day immediately before the date it announced that it entered into the Series F Agreement.

Certificate of Designations for Series F Preferred Stock

On July 27, 2011, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series F Preferred Stock (the “Series F Certificate of Designations”) with the Secretary of State of the State of Delaware. A summary of the Certificate of Designations is set forth below:

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Ranking and Voting. The Series F Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and pari passu in right of liquidation with the Company’s common stock; (b) junior in right of dividends and liquidation with respect to the Series C Preferred Stock; and (c) junior to all existing and future indebtedness of the Company. Holders of Series F Preferred Stock have no voting rights and no preemptive rights. There are no sinking-fund provisions applicable to the Series F Preferred Stock.

Dividends and Other Distributions. Commencing on the date of issuance of any such shares of Series F Preferred Stock, holders of Series F Preferred Stock are entitled to receive dividends on each outstanding share of Series F Preferred Stock, which accrue in shares of Series F Preferred Stock at a rate equal to 7.65% per annum from the date of issuance.  Accrued dividends are payable upon redemption of the Series F Preferred Stock.

Liquidation. Upon any liquidation, dissolution or winding up after payment or provision for payment of the Company’s debts and other liabilities, pari passu with any distribution or payment made to the holders of the Company’s common stock, the holders of Series F Preferred Stock shall be entitled to be paid out of the Company’s assets available for distribution to the Company’s stockholders an amount with respect to the Series F Liquidation Value, as defined below, after which any of the Company’s remaining assets will be distributed among the holders of the Company’s other classes or series of stock in accordance with its Certificates of Designations and Second Amended and Restated Certificate of Incorporation, as amended.

Redemption. The Company may redeem the Series F Preferred Stock, for cash or by an offset against any outstanding note payable from Ironridge Global to the Company that Ironridge Global issued, as follows.  The Company may redeem any or all of the Series F Preferred Stock at any time after the seventh anniversary of the issuance date at the redemption price per share equal to $1,000 per share of Series F Preferred Stock, plus any accrued but unpaid dividends with respect to such shares of Series F Preferred Stock (the “Series F Liquidation Value”).  Prior to the seventh anniversary of the issuance of the Series F Preferred Stock, the Company may redeem the shares at any time after six-months from the issuance date at a make-whole price per share equal to the following with respect to such redeemed Series F Preferred Stock: (i) 149.99% of the Series F Liquidation Value if redeemed prior to the first anniversary of the issuance date, (ii) 141.6% of the Series F Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 133.6% of the Series F Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the issuance date,  (iv) 126.1% of the Series F Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the issuance date, (v) 119.0% of the Series F Liquidation Value if redeemed on or after the fourth anniversary but prior to the fifth anniversary of the issuance date, (vi) 112.3% of the Series F Liquidation Value if redeemed on or after the fifth anniversary but prior to the sixth anniversary of the issuance date, and  (vii) 106.0% of the Series F Liquidation Value if redeemed on or after the sixth anniversary but prior to the seventh anniversary of the issuance date.

In addition, if the Company determines to liquidate, dissolve or wind-up its business, or engage in any deemed liquidation event, it must redeem the Series F Preferred Stock at the applicable early redemption price set forth above.

Conversion.   The Series F Preferred Stock is convertible into shares of the Company’s common stock at Ironridge Global's option or at the Company’s option at any time after six-months from the date of issuance of the Series F Preferred Stock.  The fixed conversion price is equal to $0.50 per share which represented a premium of 32% over the closing price of the Company’s common stock on the trading day immediately before the date the Company announced the entry into the Series F Agreement (the “Series F Conversion Price”).

If Ironridge Global elects to convert, the Company will issue that number of shares of its common stock equal to the Series F Liquidation Value multiplied by the number of shares subject to conversion, divided by the Series F Conversion Price.

If the Company elects to convert the Series F Preferred Stock into common stock and the closing bid price of the Company’s common stock exceeds 150% of the Series F Conversion Price for any 20 consecutive trading days, the Company will issue that number of shares of its common stock equal to the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the Series F Conversion Price.  If the Company elects to convert the Series F Preferred Stock into common stock and the closing bid price of the Company’s common stock is less than 150% of the Series F Conversion Price, the Company will issue an initial number of shares of its common stock equal to 130% of the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the lower of (i) the Series F Conversion Price and (ii) 100% of the closing bid price of a share of the Company’s common stock on the trading day immediately before the date of the conversion notice.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

After 20 trading days, Ironridge Global shall return, or the Company shall issue, a number of conversion shares (the “Series F Reconciling Conversion Shares”), so that the total number of conversion shares under the conversion notice equals the early redemption price set forth above multiplied by the number of shares of subject to conversion, divided by the lower of (i) the Series F Conversion Price and (ii) 85% of the average of the daily volume-weighted average prices of the Company’s common stock for the 20 trading days following Ironridge Global's receipt of the conversion notice.  However, if the trading price of the Company’s common stock during any one or more of the 20 trading days following Ironridge Global's receipt of the conversion notice falls below 70% of the closing bid price on the day prior to the date the Company gives notice of its intent to convert, Ironridge Global will return the Series F Reconciling Conversion Shares to the Company and the pro rata amount of the conversion notice will be deemed canceled.

The Company cannot issue any shares of common stock upon conversion of the Series F Preferred Stock if it would result in Ironridge Global being deemed to beneficially own, within the meaning of Section 13(d) of the Securities Exchange Act, more than 9.99% of the total shares of common stock then outstanding.  Furthermore, until stockholder approval is obtained or the holder obtains an opinion of counsel reasonably satisfactory to the Company and its counsel that such approval is not required, both the holder and the Company are prohibited from delivering a conversion notice if, as a result of such exercise, the aggregate number of shares of common stock to be issued, when aggregated with any common stock issued to holder or any affiliate of holder under any other agreements or arrangements between the Company and the holder or any applicable affiliate of the holder, such aggregate number would, under NASDAQ Marketplace rules (or the rules of any other exchange where the common stock is listed), exceed the Cap Amount (meaning 19.99% of the common stock outstanding on the date of the Series F Agreement). If delivery of a conversion notice is prohibited by the preceding sentence because the Cap Amount would be exceeded, the Company must, upon the written request of the holder, hold a meeting of its stockholders within sixty (60) days following such request, and use its best efforts to obtain the approval of its stockholders for the transactions described herein.

Common Stock Purchase Agreement

On July 27, 2011, the Company also entered into a Common Stock Purchase Agreement (the “Common Stock Agreement”) with Ironridge Global Technology, a division of Ironridge Global IV, Ltd. (“Ironridge”), under which the Company may deliver a notice to Ironridge exercising its right to require Ironridge to purchase shares up to $2.5 million of its common stock at a price per share equal to $0.367.  The purchase price is equal to 102% of the per share closing bid price of the Company’s common stock as reported on the NASDAQ Capital Market on the trading day immediately before the date the Company announced that it entered into the Common Stock Agreement, which was July 27, 2011.

Ironridge may pay the purchase price for the shares, at Ironridge's option, in cash or a secured promissory note, except that at least $250,000 of the purchase price must be paid in cash. The promissory note bears interest at 1.6% per year calculated on a simple interest basis. The entire principal balance and interest thereon is due and payable seven and one-half years from the date of the promissory note, but no payments are due so long as the Company is in default under the Common Stock Agreement or the Series F Agreement or if there are any shares of Series F Preferred Stock issued or outstanding. The promissory note is secured by the borrower’s right, title and interest in all shares legally or beneficially owned by Ironridge or an affiliate, common stock and other securities with a fair market value equal to the principal amount of the promissory note.

The Company’s right to deliver a tranche notice to Ironridge pursuant to the Common Stock Agreement is subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed and trading on a trading market, (ii) no uncured default exists under the Common Stock Agreement, and (iii) the Company’s representations and warranties set forth in the Common Stock Agreement are true and correct in all material respects.  The Company may not deliver a notice to Ironridge to purchase shares of its common stock if the total number of shares of common stock owned or deemed beneficially owned by Ironridge and its affiliates would result in Ironridge owning or being deemed to beneficially own more than 9.99% of all such common stock and other voting securities as would be outstanding on the date of exercise.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On July 28, 2011, the Company presented Ironridge with a notice to purchase $2.5 million of its common stock under the Common Stock Agreement.  Ironridge Global paid $250,000 in cash and the remaining $2.25 million in a promissory note, the terms of which are described above.  The Company issued 2,148,000 shares of its common stock to Ironridge in connection with the July 28, 2011 notice and may issue an additional 4,663,989 shares of its common stock in connection with this portion of the financing.

Stock Purchase Agreement

On July 27, 2011, the Company also entered into a Stock Purchase Agreement (the “Series G Agreement”) with Ironridge under which Ironridge is committed to purchase for cash up to $4 million in shares of the Company’s redeemable, convertible Series G Preferred Stock (the “Series G Preferred Stock”) at $1,000 per share of Series G Preferred Stock in ten transactions of $400,000 each and up to $5.75 million in shares of the Company’s common stock at a price per share equal to 102% of the per share closing bid price of the Company’s common stock as reported on the NASDAQ Capital Market on the trading day immediately before the date the Company delivers notice to purchase shares of Series G Preferred Stock.

Under the terms of the Series G Agreement, from time to time and at the Company’s sole discretion, the Company may present Ironridge with a notice to purchase such Series G Preferred Stock.  Upon receipt of a notice, Ironridge is obligated to purchase the Series G Preferred Stock the business day immediately following the later of 15 trading days and the trading date that the aggregate trading volume of the Company’s shares of common stock equals or exceeds $1.2 million.

Ironridge will have an additional obligation to purchase shares of the Company’s common stock in an amount equal to $575,000 whenever the Company presents Ironridge with a notice to purchase the Series G Preferred Stock.  Ironridge may pay the purchase price for the shares, at Ironridge's option, in cash or a secured promissory note. The promissory note bears interest at 1.6% per year calculated on a simple interest basis. The entire principal balance and interest thereon is due and payable seven and one-half years from the date of the promissory note, but no payments are due so long as the Company is in default under the Series G Agreement or if there are any shares of Series G Preferred Stock issued or outstanding. The promissory note is secured by the borrower’s right, title and interest in all shares of Series G Preferred Stock legally or beneficially owned by Ironridge or an affiliate, common stock and other securities with a fair market value equal to the principal amount of the promissory note.

Ironridge's obligation to purchase Series G Preferred Stock is subject to satisfaction of certain closing conditions, including (i) that the registration statement registering the resale of the Company’s common stock is effective, (ii) that the Company’s common stock is listed and trading on a trading market, (iii) no uncured default exists under the Series G Agreement, (iv) the Company’s representations and warranties set forth in the Series G Agreement are true and correct in all material respects, and (v) the trading price of the Company’s common stock has not fallen below 70% of the closing bid price on the trading day immediately before the date the Company delivered a notice to purchase shares of Series G Preferred Stock.  If the trading price falls below 70% of such closing bid price, Ironridge will return any remaining common stock under the notice and purchase the pro rata number of Series G Preferred Stock, based on the common stock unreturned.

Certificate of Designations for Series G Preferred Stock

On July 27, 2011, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series G Preferred Stock (the “Series G Certificate of Designations”) with the Secretary of State of the State of Delaware. A summary of the Certificate of Designations is set forth below:

Ranking and Voting. The Series G Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and pari passu in right of liquidation with the Company’s common stock; (b) junior in right of dividends and liquidation with respect to the Series C Preferred Stock; (c) pari passu in right of dividends and liquidation with respect to the Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock; and (d) junior to all existing and future indebtedness of the Company. Holders of Series G Preferred Stock have no voting rights and no preemptive rights. There are no sinking-fund provisions applicable to the Series G Preferred Stock.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Dividends and Other Distributions. Commencing on the date of issuance of any such shares of Series G Preferred Stock, holders of Series G Preferred Stock are entitled to receive dividends on each outstanding share of Series G Stock, which accrue in shares of Series G Preferred Stock at a rate equal to 7.00% per annum from the date of issuance.   Accrued dividends are payable upon redemption of the Series G Preferred Stock.

Liquidation. Upon any liquidation, dissolution or winding up after payment or provision for payment of the Company’s debts and other liabilities, pari passu with any distribution or payment made to the holders of the Company’s common stock, the holders of Series G Preferred Stock shall be entitled to be paid out of the Company’s assets available for distribution to the Company’s stockholders an amount with respect to the Series G Liquidation Value, as defined below, after which any of the Company’s remaining assets will be distributed among the holders of the Company’s other classes or series of stock in accordance with its Certificates of Designations and Second Amended and Restated Certificate of Incorporation, as amended.

Redemption. The Company may redeem the Series G Preferred Stock, for cash or by an offset against any outstanding note payable from Ironridge to the Company that Ironridge issued, as follows.  The Company may redeem any or all of the Series G Preferred Stock at any time upon or after the seventh anniversary of the issuance date at the redemption price per share equal to $1,000 per share of Series G Preferred Stock, plus any accrued but unpaid dividends with respect to such shares of Series G Preferred Stock (the “Series G Liquidation Value”).  Prior to the seventh anniversary of the issuance of the Series G Preferred Stock, the Company may redeem the shares at any time after six months from the issuance date at a make-whole price per share equal to the following with respect to such redeemed Series G Preferred Stock: (i) 143.8% of the Series G Liquidation Value if redeemed prior to the first anniversary of the issuance date, (ii) 136.5% of the Series G Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 129.6% of the Series G Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the issuance date, (iv) 123.1% of the Series G Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the issuance date, (v) 116.9% of the Series G Liquidation Value if redeemed on or after the fourth anniversary but prior to the fifth anniversary of the issuance date, (vi) 111.0% of the Series G Liquidation Value if redeemed on or after the fifth anniversary but prior to the sixth anniversary of the issuance date, and (vii) 105.4% of the Series G Liquidation Value if redeemed on or after the sixth anniversary but prior to the seventh anniversary of the issuance date.

In addition, if the Company determines to liquidate, dissolve or wind-up its business, or engage in any deemed liquidation event, it must redeem the Series G Preferred Stock at the applicable early redemption price set forth above.

Conversion.   The Series G Preferred Stock is convertible into shares of the Company’s common stock at the Company’s option at any time after six months from the date of issuance of the Series G Preferred Stock.  The conversion price is equal to the higher of $0.50 per share of the Company's common stock and 130% of the closing price of the Company’s common stock on the trading day immediately before the date the Company delivers notice to purchase shares of Series G Preferred Stock (the “Series G Conversion Price”).

If the Company elects to convert the Series G Preferred Stock into common stock and the closing price of the Company’s common stock exceeds 150% of the Series G Conversion Price for any 20 consecutive trading days, the Company will issue that number of shares of its common stock equal to the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the Series G Conversion Price.  If the Company elects to convert the Series G Preferred Stock into common stock and the closing price of the Company’s common stock is less than 150% of the Series G Conversion Price, the Company will issue an initial number of shares of its common stock equal to 130% of the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the lower of (i) the Series G Conversion Price and (ii) 100% of the closing price of a share of the Company’s common stock on the trading day immediately before the date of the conversion notice.

After 20 trading days, Ironridge shall return, or the Company shall issue, a number of conversion shares (the “Series G Reconciling Conversion Shares”), so that the total number of conversion shares under the conversion notices equals the early redemption price set forth above multiplied by the number of shares of subject to conversion, divided by the lower of (i) the Series G Conversion Price and (ii) 85% of the average of the daily volume weighted average prices of the Company’s common stock for the 20 trading days following Ironridge's receipt of the conversion notice.  However, if the trading price of the Company’s common stock during any one or more of the 20 trading days following Ironridge's receipt of the conversion notice falls below 70% of the closing price on the day prior to the date the Company gives notice of its intent to convert, Ironridge will return the Series G Reconciling Conversion Shares to the Company and the pro rata amount of the conversion notice will be deemed canceled.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The Company cannot issue any shares of common stock upon conversion of the Series G Preferred Stock if it would result in Ironridge being deemed to beneficially own, within the meaning of Section 13(d) of the Securities Exchange Act, more than 9.99% of the total shares of common stock then outstanding.  Furthermore, until stockholder approval is obtained or the holder obtains an opinion of counsel reasonably satisfactory to the Company and its counsel that such approval is not required, the Company is prohibited from delivering a conversion notice if, as a result of such exercise, the aggregate number of shares of common stock to be issued, when aggregated with any common stock issued to holder or any affiliate of holder under any other agreements or arrangements between the Company and the holder or any applicable affiliate of the holder, such aggregate number would, under NASDAQ Marketplace rules (or the rules of any other exchange where the common stock is listed), exceed the Cap Amount (meaning 19.99% of the common stock outstanding on the date of the Series G Agreement). If delivery of a conversion notice is prohibited by the preceding sentence because the Cap Amount would be exceeded, the Company must, upon the written request of the holder, hold a meeting of its stockholders within sixty (60) days following such request, and use its best efforts to obtain the approval of its stockholders for the transactions described herein.

5. Stock-Based Compensation

A summary of option activity under the Company’s option plans as of June 30, 2011, and changes during the six months then ended is presented below (in thousands, except per share amounts):

		Weighted Average
	Number of	Exercise Price
	Options	Per Share
Outstanding at January 1, 2011	3,216	$2.03
Granted	135	$0.37
Exercised	—	$—
Forfeited	(7)	$1.38
Outstanding at June 30, 2011	3,344	$1.97
Exercisable at June 30, 2011	3,170	$2.03

Shares available for grant at June 30, 2011	1,165

The Black-Scholes model, which the Company uses to determine compensation expense related to stock options, requires the Company to make several key judgments including:

•	the value of the Company’s common stock;

•	the expected life of issued stock options;

•	the expected volatility of the Company’s stock price;

•	the expected dividend yield over the life of the stock option; and

•	the risk-free interest rate over the expected life of the stock options.

There are inherent uncertainties in making estimates about forecasts of future operating results and identifying comparable companies and transactions that may be indicative of the fair value of the Company’s securities. The Company believes that the estimates of the fair value of its common stock at each option grant date were reasonable under the circumstances.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s computation of the expected life of issued stock options was determined based on historical experience of similar awards giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations about employees’ future length of service. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility is based on the historical volatility of the Company’s common stock.

A summary of restricted stock outstanding as of June 30, 2011 and changes during the six months then ended is presented below (in thousands):

Unvested at January 1, 2011	6,623
Issued	370
Vested	(2,543)
Forfeited	—
Unvested at June 30, 2011	4,450

The Company recorded compensation expense related to stock options and restricted stock of approximately $694,000 and 1,550,000 for the three and six months ended June 30, 2011, respectively.

In February 2011, the Company authorized the grant of 220,000 shares of restricted stock to a member of its Board of Directors, of which 20,000 shares are scheduled to vest in December 2011 and 200,000 shares are scheduled to vest in January 2012. The Company determined the value of the restricted stock to be approximately $121,000 based on the value of its common stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $35,000 and $60,000 in the three and six months ended June 30, 2011, respectively, related to this stock.

In February 2011, the Company authorized the grant of 125,000 shares of its common stock to a consultant, which was fully vested on the date of grant. The Company determined the value of the stock to be approximately $71,000 based on the value of its common stock on the date of grant and recorded the full amount as compensation expense in the quarter ended March 31, 2011.

In March 2011, the Company authorized the grant of 65,000 shares of its common stock to a consultant, which was fully vested on the date of grant. The Company determined the value of the stock to be approximately $30,000 based on the value of its common stock on the date of grant and recorded the full amount as compensation expense in the quarter ended March 31, 2011.

In March 2011, the Company authorized the grant of 100,000 shares of its common stock to an employee, which was fully vested on the date of grant. The Company determined the value of the stock to be approximately $47,000 based on the value of its common stock on the date of grant and recorded the full amount as compensation expense in the quarter ended March 31, 2011.

In May 2011, the Company authorized the grant of 50,000 shares of its common stock to an employee, which was fully vested on the date of grant. The Company determined the value of the stock to be approximately $19,000 based on the value of its common stock on the date of grant and recorded the full amount as compensation expense in the quarter ended March 31, 2011.

6. Income Taxes

The Company had an effective tax rate of nil for the six months ended June 30, 2011 and 2010. The Company incurred losses before taxes for the six months ended June 30, 2011 and 2010. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

In January 2010, Stanley Canada Corporation (“Stanley”), received a notice from the Canadian Revenue Agency (“CRA”), that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. The Company has complied with all of Stanley’s information requests. This review covers all periods that the Company owned Xmark.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

In February 2011, Stanley received a notice from the CRA that the CRA completed its review of the Xmark returns and was questioning certain deductions on the tax returns under review.  The Company does not agree with the position taken by the CRA and intends to dispute such findings.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this dispute will have a material negative impact on the Company’s historical tax liabilities, its current financial position or results of operations. The Company believes that as of June 30, 2011 it has adequately accrued for this contingency.

7. Legal Proceedings

The Company is a party to certain legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company’s business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against the Company relating to the Company or to the Company’s intellectual property rights and intellectual property licenses could have a material adverse effect on the Company’s business, financial condition and operating results.

8. NASDAQ Delisting

The Company has been out of compliance with NASDAQ’s minimum bid price requirement since the second half of 2010.  In addition, as of June 30, 2011, the Company did not meet the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market.

On August 11, 2011, the Company received a letter from the NASDAQ staff stating that a  NASDAQ Hearing Panel (the “Panel”) will waive an event of non-compliance with the $2.5 million stockholders' equity requirement upon the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011given that the Company demonstrates more than $2.5 million in stockholders' equity as of June 30, 2011 on a pro forma basis giving effect to the Ironridge financing and equity drawdown (see Note 4). The Panel is willing to extend the listing of the Company’s common stock on the NASDAQ Capital Market contingent upon the Company demonstrating by September 26, 2011 that it has met and can maintain compliance with the stockholder's equity requirement.  The extension was granted subject to the following conditions:

1) On or before August 26, 2011, the Company must secure approval for a reverse stock split in a ratio sufficient to raise the bid price for its common stock over $1.00;

2) On or before September 12, 2011, the Company must evidence a closing bid price for its common stock of $1.00 or more for a minimum of ten consecutive trading days; and

3) On September 26, 2011, the Company must file a Current Report on Form 8-K representing that as of September 26, 2011 it has in excess of $2.5 million in stockholders' equity and must provide to the Panel projections demonstrating that stockholders' equity will remain above $2.5 million through May 31, 2012.

The exception dates of September 12, 2011 and September 26, 2011 represent the full extent of the Panel's authority to grant an exception to the bid price deficiency and the stockholders’ equity deficiency and allow continued listing while the Company remains deficient.  If the Company is unable to meet the exception requirements, the Panel will issue a final determination to delist the Company’s common stock. If the Company’s common stock is delisted from the NASDAQ Capital Market, trading of the Company’s common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the OTC Bulletin Board. Delisting from the NASDAQ Capital Market could adversely affect the market liquidity of the Company’s common stock and hinder or delay the Company’s ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect the Company’s ability to obtain financing for the continuation of operations and could result in the loss of confidence by investors, suppliers and employees.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

•
that we expect to obtain clearance by the U.S. Food and Drug Administration (“FDA”) of our 510(k) pre-market notification application for our iglucose wireless communication system by the end of 2011 and expect to launch the iglucose product commercially in early 2012;

•
the expectation that operating losses will continue through 2012, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our HealthID products;

•
that we seek to structure our research and development on a project basis to allow management of costs and results on a discreet short term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow us to minimize its firm fixed commitments at any given point in time;

•
that based on our review of the correspondence and evaluation of the supporting detail involving the Canada Revenue Agency audit, we do not believe that the ultimate resolution of this dispute will have a material negative impact on our historical tax liabilities, its current financial position or results of operations;

•	that we intend to continue to explore strategic acquisition opportunities of businesses that are complementary to ours; and

•
that we believe that with our current working capital, our expected access to capital under the Ironridge financing agreement, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements through at least June 30, 2012.

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

•
our ability to fund our operations and continued development of our products, including the GlucoChip glucose-sensing microchip, the Easy Check breath glucose detection system and the iglucose wireless communication system, and the operations of our subsidiary, MicroFluidic Systems;

•	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities in the healthcare sector;

•
our ability to successfully develop and commercialize the Easy Check breath glucose detection system and the iglucose wireless communication device and the glucose-sensing microchip, and the market acceptance of these devices;

•
our ability to obtain patents on our products, including the Easy Check breath glucose detection system and the iglucose wireless communication device, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

•	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	our ability to continue listing our common stock on the NASDAQ Stock Market;

•	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

•	our ability to complete Phase II of the glucose-sensing microchip development program;

•	our ability to be awarded government contracts on which MicroFluidic Systems bids;

•	our ability to integrate the business of MicroFluidic Systems; and

•	our ability to establish and maintain proper and effective internal accounting and financial controls.

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

Overview

We have historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault Corporation (“Steel Vault”), we focused our strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security.  Beginning in early 2011, we further focused our strategy on the growth of our HealthID segment, including the continued development of our GlucoChip, our Easy Check breath glucose detection device, our iglucose wireless communication system, and potential strategic acquisition opportunities of businesses that are complementary to our HealthID business.

In May 2011 and consistent with this strategy, we acquired MicroFluidic Systems (“MicroFluidic”), pursuant to which MicroFluidic became a wholly-owned subsidiary of the Company.  MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security. Since its inception, MicroFluidic has received over $45 million in U.S. Government contracts, primarily from the Department of Homeland Security. MicroFluidic’s substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications are complementary to our portfolio of virus detection and diabetes management products.

HealthID Segment

Our HealthID segment is currently focused on the development of three products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors LLC (“Receptors”), (2) iglucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s data-capable glucometer for blood glucose data and sends that data via machine-to-machine technology to the iglucose online database, and (3) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels.

In July 2011, we submitted a 510(k) pre-market notification application for our iglucose wireless communication system to the FDA. We expect to obtain clearance by the FDA by the end of 2011 and to launch iglucose commercially in early 2012.

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

ID Security Segment

Our ID Security segment included our Identity Security suite of products, sold through our NationalCreditReport.com brand and our Health Link personal health record (“PHR”) business. Our NationalCreditReport.com business was acquired in conjunction with the acquisition of Steel Vault in November 2009. NationalCreditReport.com offered consumers a variety of identity security products and services primarily on a subscription basis. These services helped consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which included credit reports, credit monitoring and credit scores. In the first quarter of 2010, the Company re-launched its Health Link PHR business. The Company focused its marketing efforts on partnering with health care providers and exchanges, physicians group, Electronic Medical Record system vendors, and insurers to use Health Link as PHR provided to their patients. We are not currently actively marketing the Health Link PHR business.

Beginning in early 2011, in conjunction with our focus on our HealthID businesses, we began to limit our activities in our ID Security segment.  In early 2011, we ceased acquiring new subscribers to our NationalCreditReport.com business, and in the second quarter of 2011 we began actively marketing the business for sale. In July 2011, we completed the sale of substantially all of the assets of NationalCreditReport.com for a purchase price of $750,000 payable in cash.

Results of Operations

Overview

As a result of the sale of our NationalCreditReport.com business in July 2011, we now operate in one segment (HealthID). In connection with our decision to sell the NationalCreditReport.com business in the second quarter of 2011, we classified certain assets of the subsidiary as held for sale in our condensed consolidated balance sheet, and have presented its results of operations as discontinued operations in our condensed consolidated statements of operations for all periods presented in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the three months ended June 30, 2011 and 2010. Until one or more of the products under development in our HealthID segment is successfully brought to market, we do not anticipate generating significant revenue or gross profit. Further, MicroFluidic reported no revenue or gross profit during the period from the date of acquisition of May 23, 2011 through June 30, 2011 as it had no active contracts during this period. MicroFluidic has submitted, or is the process of submitting, bids on various potential new U.S. Government contracts totaling in excess of $30 million, the majority of which are scheduled to be awarded in 2011. However, there can be no assurance that we will be successful in obtaining any such new or other contracts.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation for employees in executive, sales, marketing and operational functions, including finance and accounting and corporate development and including stock-based compensation. Other significant costs include depreciation and amortization, professional fees for accounting and legal services, consulting fees and facilities costs.

Selling, general and administrative expense increased by approximately $0.8 million, or 33%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was primarily attributable to approximately $0.5 million of direct costs related to the MicroFluidic acquisition and incremental expense from the MicroFluidic operations since the date of the acquisition.

Stock-based compensation included in selling, general and administrative expense totaled approximately $0.7 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively.

Research and Development

Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our project partners and acquisition of in process research and development.  We seek to structure our research and development on a project basis to allow the management of costs and results on a discreet short term project basis.  This may result in quarterly expenses that rise and fall depending on the underlying project status.  We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time.

Research and development expense decreased by approximately $0.4 million, or 86%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease was attributable to a decrease in stock-based compensation to consultants and our research and development project partners.

Stock-based compensation included in research and development expense totaled $0 and approximately $0.5 million for the three months ended June 30, 2011 and 2010, respectively.

Loss from Discontinued Operations

Loss from discontinued operations totaled approximately $0.3 million and $1.0 million for the three months ended June 30, 2011 and 2010, respectively. Historical revenue related to the NationalCreditReport.com business and included in the loss from discontinued operations totaled approximately $0.4 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively.

In connection with the decision to sell the NationalCreditReport.com business, the carrying value of the subsidiary’s net assets was written down to their estimated fair value, determined based upon the proceeds realized upon the sale in July 2011. As a result, an impairment of the carrying value of intangible assets of approximately $0.6 million was recognized during the quarter ended June 30, 2011 and is included in the loss from discontinued operations for the three months ended June 30, 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue and Gross Profit

For the reasons discussed above, we reported no revenue or gross profit from continuing operations for the six months ended June 30, 2011 and a minimal level of revenue and gross profit from continuing operations for the six months ended June 30, 2010.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by approximately $0.7 million, or 15%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was primarily attributable to approximately $0.5 million of direct costs related to the MicroFluidic acquisition and incremental expense from the MicroFluidic operations since the date of the acquisition.

Stock-based compensation included in selling, general and administrative expense totaled approximately $1.4 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively.

Research and Development

Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our project partners and acquisition of in process research and development.  We seek to structure our research and development on a project basis to allow the management of costs and results on a discreet short term project basis.  This may result in quarterly expenses that rise and fall depending on the underlying project status.  We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time.

Research and development expense decreased by approximately $0.5 million, or 53%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease was attributable to a decrease in stock-based compensation to consultants and our research and development project partners and a decrease in expensed in-process research and development.

Stock-based compensation included in research and development expense totaled approximately $0.1 million and $0.5 million for the six months ended June 30, 2011 and 2010, respectively.

Loss from Discontinued Operations

Loss from discontinued operations totaled approximately $0.1 million and $2.2 million for the six months ended June 30, 2011 and 2010, respectively. Historical revenue related to the NationalCreditReport.com business and included in the loss from discontinued operations totaled approximately $0.9 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.

In connection with the decision to sell the NationalCreditReport.com business, the carrying value of the subsidiary’s net assets was written down to their estimated fair value, determined based upon the proceeds realized upon the sale in July 2011. As a result, an impairment of the carrying value of intangible assets of approximately $0.6 million was recognized during the quarter ended June 30, 2011 and is included in the loss from discontinued operations for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011, cash and cash equivalents totaled approximately $1.2 million compared to cash and cash equivalents of approximately $1.8 million at December 31, 2010.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $3.7 million and $3.6 million during the six months ended June 30, 2011 and 2010, respectively, primarily to fund operating losses. Net cash used in discontinued operations was approximately$0.5 million and $0.9 million during the six months ended June 30, 2011 and 2010, respectively.

Cash Flows from Investing Activities

Investing activities used cash of approximately $38,000 during the six months ended June 30, 2011, primarily related to net cash paid in connection with the acquisition of MicroFluidic. Net cash used in the purchase of equipment was not significant for the six months ended June 30, 2011 or 2010.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $3.1 million and $2.5 million during the six months ended June 30, 2011 and 2010, respectively, primarily related to proceeds from the issuance of preferred stock under the Socius and Optimus financing agreements. During the six months ended June 30, 2010, proceeds from the exercise of stock options provided cash of approximately $0.4 million.

Financial Condition

As of June 30, 2011, we had working capital of approximately $0.3 million and an accumulated deficit of approximately $75.4 million compared to a working capital of approximately $1.5 million and an accumulated deficit of approximately $69.6 million as of December 31, 2010. The decrease in working capital was primarily due to operating losses for the period, offset in part by capital raised through the preferred stock financings.

We have incurred operating losses prior to and since the merger that created PositiveID.  The current operating losses are the result, in part, of the funding of our development projects and products:  the GlucoChip, the iglucose wireless communications system, and the Easy Check breath analysis device.  Operating losses are also due to salary costs, consulting fees, legal, accounting and other general administrative costs. We expect our operating losses to continue through 2012.

Until we are able to achieve operating profits, it is our intention to continue to seek to access the capital markets to fund the development of our HealthID products.  Since December 31, 2010, we have raised approximately $3.3 million under our Socius and Optimus financing facilities. Additionally, in July 2011, we executed an equity financing with Ironridge Global Technology and its affiliates (“Ironridge”) that, subject to certain conditions, provides us with funding in a minimum cash amount of $5.8 million, and the potential for an additional $8.0 million. An aggregate of $9.75 million of the financing is, among other things, subject to the filing and effectiveness of a registration statement.

We believe that our current working capital and our expected access to capital under the Ironridge financing agreement will provide sufficient funds to meet our working capital requirements through at least June 30, 2012. In addition and if necessary, we could reduce and/or delay certain discretionary research, development and related activities and costs. There can be no assurances that we will be successful in negotiating additional sources of equity or credit for our long-term capital needs. Our inability to have continuous access to such financing at reasonable costs could materially and adversely impact our financial condition, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2011. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2011 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are a party to certain legal actions, as either plaintiff or defendant, arising in the ordinary course of business, none of which is expected to have a material adverse effect on our business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against us relating to the Company or to our intellectual property rights and intellectual property licenses could have a material adverse effect on our business, financial condition and operating results.

Item 1A. Risk Factors.

Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes a detailed discussion of other risk factors that could materially affect our business, financial condition or future results.

We have failed to meet applicable NASDAQ Stock Market requirements and as a result our stock could be delisted by the NASDAQ Stock Market. If delisting occurs, it could adversely affect the market liquidity of our common stock and harm our businesses.

We have been out of compliance with NASDAQ’s minimum bid price requirement since the fall of 2010.  In an effort to maintain our listing on the NASDAQ Capital Market, we requested a hearing before a Panel, which was held on April 28, 2011.  The Panel provided us with an exception period to regain compliance with the continued listing requirements, as follows:

• Minimum Bid Price Requirement.  On or before September 12, 2011, our common stock must evidence a closing price of $1.00 or more for a minimum of 10 consecutive days.

• Stockholders’ Equity Requirement.  On or before August 15, 2011, we must file with the SEC (i) a current report on Form 8-K with pro forma financial statements giving effect to our acquisition of MicroFluidic Systems (a transaction which closed on May 23, 2011), and (ii) our quarterly report on Form 10-Q for the second quarter of 2011, including interim financial statements which reflect that we have stockholders’ equity in excess of $2.5 million.

In addition, the Panel, in its discretion, determined to appoint a Hearings Panel Monitor to monitor our maintenance of compliance with the stockholders’ equity requirement through May 31, 2012.  During this period, we will be obligated to notify the Panel in the event that our stockholders’ equity falls below $2.5 million or if we cease to comply with any other applicable continued listing requirement.  Should we not regain, and maintain during the monitor period, compliance with the continued listing requirements of the NASDAQ Capital Market, we may not be afforded the additional time provided by applicable NASDAQ Listing Rules and, as such, may be subject to delisting on a more expedited basis than would otherwise be the case.

On August 8, 2011, we filed a Current Report on Form 8-K/A with pro forma financial statements giving effect to our acquisition of MicroFluidic Systems.

On August 11, 2011, we received a letter from the NASDAQ staff stating the Panel will waive an event of non-compliance with the $2.5 million stockholders' equity requirement upon the filing of this Quarterly Report on Form 10-Q given that pro forma numbers will demonstrate more than $2.5 million in stockholders' equity.  The Panel is willing to extend the listing of our common stock on the NASDAQ Capital Market contingent upon us demonstrating by September 26, 2011 that we have met and can maintain compliance with the stockholder's equity requirement.  The extension was granted subject to the following conditions:

•  On or before August 15, 2011, we must file our Quarterly Report on Form 10-Q for the quarter ending June 30, 2011, which must include pro forma financial statements giving effect to the Ironridge financing (as further described in "Note 4. Financing Agreements - Ironridge Financing" to our unaudited condensed consolidated financial statements) and equity drawdown, and demonstrating in excess of $2.5 million in stockholders' equity.  This Quarterly Report on Form 10-Q satisfies the requirement.

•  On or before August 26, 2011, we must secure approval for a reverse stock split in a ratio sufficient to raise our bid price over $1.00.

•  On or before September 12, 2011, we must evidence a closing bid price of $1.00 ore more for a minimum of ten consecutive trading days.

•  On September 26, 2011, we must file a Current Report on Form 8-K representing that as of September 26, 2011, we had in excess of $2.5 million in stockholders' equity and must provide to the NASDAQ Panel projections demonstrating that our stockholders' equity will remain above $2.5 million through May 31, 2012.

The exception dates of September 12, 2011 and September 26, 2011 represent the full extent of the NASDAQ Panel's authority to grant an exception to the bid price deficiency and the equity deficiency and allow continued listing while we remain deficient.  If we are unable to meet the exception requirements, the Panel will issue a final determination to delist our shares of common stock.

If our common stock is delisted from the NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities, such as the OTC Bulletin Board. Delisting could adversely affect the market liquidity of our common stock and harm our business and may hinder or delay our ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We may experience difficulties in integrating MicroFluidic's business and realizing the expected benefits of the acquisition of MicroFluidic.

Our ability to achieve the benefits we anticipate from the acquisition of MicroFluidic will depend in large part upon whether we are able to integrate MicroFluidic's business into our business in an efficient and effective manner. Because our business and the business of MicroFluidic differ, we may not be able to integrate MicroFluidic's business smoothly or successfully and the process may take longer than expected. The integration of certain operations and the differences in operational culture may require the dedication of significant management resources, which may distract management's attention from day-to-day business operations. If we are unable to successfully integrate the operations of MicroFluidic's business into our business, we may be unable to realize the revenue growth, synergies and other anticipated benefits we expect to achieve as a result of the acquisition of MicroFluidic and our business and results of operations could be adversely affected.

MicroFluidic's government contracts and subcontracts are generally subject to a competitive bidding process that may affect our ability to win contract awards or renewals in the future.

MicroFluidic has submitted, or is the process of submitting, bids on various potential U.S. Government contracts totaling in excess of $30 million, the majority of which are expected to be awarded in 2011.  We bid on government contracts through a formal competitive process in which we may have many competitors. If awarded, upon expiration, these contracts may be subject, once again, to a competitive renewal process if applicable. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace existing contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

Contracts and subcontracts with U.S. government agencies that we may be awarded will be subject to competition and will be awarded on the basis of technical merit, personnel qualifications, experience, and price. Our business, financial condition, and results of operations could be materially affected to the extent that U.S. government agencies believe our competitors offer a more attractive combination of the foregoing factors. In addition, government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting demand for our products.

Item 2. Unregistered Sale of Equity Securities.

During the three months ended June 30, 2011, we issued shares of our common stock that were not registered under the Securities Act of 1933, as amended, and were not previously disclosed in a Current Report on Form 8-K as follows:

On May 31, 2011, we issued 850,000 shares of our common stock, valued at $340,000, to Focus Enterprises for advisory services rendered in connection with the acquisition of MicroFluidic Systems.

The shares of common stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 5. Other Information.

On August 11, 2011, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware effecting the elimination of the Certificates of Designation of Preferences, Rights and Limitations of Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. No shares of the Company's Series B Preferred Stock, Series D Preferred Stock and Series E Preferred Stock remain outstanding.

On August 11, 2011, we received a letter from the NASDAQ Stock Market regarding the continued listing of our common stock on the NASDAQ Capital Market.  Please see "Item 1A. Risk Factors" for more information, which disclosure is incorporated by reference herein.

On August 12, 2011, we entered into a Waiver agreement with Ironridge Global III, LLC ("Ironridge Global").  On July 28, 2011, we presented Ironridge Global with a notice to purchase $1.5 million of our redeemable, convertible Series F Preferred Stock (the "Series F Preferred Stock") in cash.  Ironridge Global's obligation to purchase the Series F Preferred Stock was subject to satisfaction of a closing condition which states that the trading price of our common stock has not fallen below 70% of the closing price on the trading day immediately before the date we announced that we entered into the Preferred Stock Purchase Agreement (the "Series F Agreement").  Our common stock fell below the 70% of the closing price on the trading day immediately before the date we announced that we entered into the Series F Agreement. In order to effect a purchase closing the Series F Agreement, Ironridge Global agreed to waive the closing condition referenced above on the first tranche of the financing. In consideration for Ironridge Global's agreement to waive the closing condition, we agreed to an amendment to the Series F Agreement.  Ironridge Global is now obligated to purchase the Series F Preferred Stock in installments as follows: (i) $500,000 on August 15, 2011; (ii) $500,000 on the earlier of (1) 20 trading days after August 15, 2011 and (2) the number of trading days necessary for an aggregate of $2.0 million of our common stock to trade on the NASDAQ Capital Market; and (iii) $500,000 on the earlier of (1) 20 trading days after the closing of the second tranche above, (2) the number of trading days necessary for an aggregate of $2.0 million of our common stock to trade on the NASDAQ Capital Market subsequent to the closing of the second tranche above, and (3) September 26, 2011, with the requirement that cash for that tranche be received by the Company on or before September 30, 2011.

Please see "Note 4. Financing Agreements - Ironridge Financing" to our unaudited condensed consolidated financial statements for a description of the Series F Preferred Stock and Series F Agreement, which is incorporated by reference herein.  A copy of the Waiver is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The description of the terms of the Waiver set forth herein does not purport to be complete and is qualified in its entirety by the provisions of the Waiver.

Item 6. Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

POSITIVEID CORPORATION (Registrant)

Date: August 15, 2011	By:	/s/ William J. Caragol
William J. Caragol
President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description
2.1		Stock Purchase Agreement, dated May 9, 2011 among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (1)
2.2		First Amendment to Stock Purchase Agreement, dated May 23, 2011, among PositiveID Corporation, MicroFluidic Systems and the individuals named therein(2)
2.3		Asset Purchase Agreement, dated July 22, 2011, among PositiveID Corporation, National Credit Report.com, LLC and CoreLogic Credco, LLC (3)
3.1	*	Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009
3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (4)
4.1		Form of Specimen Common Stock Certificate (4)
10.1	*	Waiver to Preferred Stock Purchase Agreement, dated August 12, 2011, between PositiveID Corporation and Ironridge Global III, LLC
10.2		Preferred Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global III, LLC for Series F Preferred Stock (5)
10.3		Common Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (5)
10.4		Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. for Series G Preferred Stock (5)
31.1	*	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on May 12, 2011.
(2)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on May 25, 2011.
(3)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on July 25, 2011.
(4)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(5)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on July 28, 2011.