Form 10-Q/A
period 2011-06-30
POSITIVEID Corp
filed 2011-09-09
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

The purpose of this Amendment No. 1 to PositiveID Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

POSITIVEID CORPORATION (Registrant)

Date: September 9, 2011	By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Exhibit Index

Exhibit
Number	Description
2.1	Stock Purchase Agreement, dated May 9, 2011 among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (1)
2.2	First Amendment to Stock Purchase Agreement, dated May 23, 2011, among PositiveID Corporation, MicroFluidic Systems and the individuals named therein(2)
2.3	Asset Purchase Agreement, dated July 22, 2011, among PositiveID Corporation, National Credit Report.com, LLC and CoreLogic Credco, LLC (3)
3.1	Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009*
3.2	Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (4)
4.1	Form of Specimen Common Stock Certificate (4)
10.1	Waiver to Preferred Stock Purchase Agreement, dated August 12, 2011, between PositiveID Corporation and Ironridge Global III, LLC*
10.2	Preferred Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global III, LLC for Series F Preferred Stock (5)
10.3	Common Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (5)
10.4	Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. for Series G Preferred Stock (5)
31.1	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*
31.2	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*+
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Previously filed or furnished, as applicable, in PositiveID Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.
**Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+ In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

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