Form 10-Q
period 2011-09-30
POSITIVEID Corp
filed 2011-11-14
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 11, 2011 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	53,502,779

POSITIVEID CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
POSITIVEID CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$472	$1,764
Prepaid expenses and other current assets	186	173
Assets held for sale	—	1,305
Total Current Assets	658	3,242

Equipment, net	54	49
Goodwill	510	—
Intangibles, net	1,487	—
Other assets	258	24
Total Assets	$2,967	$3,315

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$851	$490
Accrued expenses and other current liabilities	1,094	1,067
Accrued preferred stock dividends payable	70	152
Total Current Liabilities	2,015	1,709

Contingent earn-out liability	750	—
Stock obligation to related party (see Note 9)	3,394	—

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, 5,000,000 shares authorized, $.001 par value; Series B Preferred - 230 shares issued and outstanding, liquidation preference of $2,300, at December 31, 2010; Series C Preferred – 140 shares issued and outstanding, liquidation preference of $1,400, at September 30, 2011; Series F Preferred - 630 shares issued and outstanding, liquidation preference of $630, at September 30, 2011	—	—
Common stock, 70,000,000 shares authorized, $.01 par value; 47,688,494 and 33,047,405 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	477	330
Additional paid-in capital	80,273	74,002
Accumulated deficit	(81,692)	(69,621)
	(942)	4,711
Note receivable for shares issued	(2,250)	(3,105)
Total Stockholders’ Equity (Deficit)	(3,192)	1,606
Total Liabilities and Stockholders’ Equity (Deficit)	$2,967	$3,315

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$—	$—	$—	$75
Cost of sales	—	—	—	45
Gross profit	—	—	—	30

Operating expenses:
Selling, general and administrative	2,830	2,642	8,082	7,192
Research and development	134	197	618	1,229
Stock compensation to related party (see Note 9)	3,394	—	3,394	—
Total operating expenses	6,358	2,839	12,094	8,421
Operating loss from continuing operations	(6,358)	(2,839)	(12,094)	(8,391)

Other income (expense), net	4	20	80	16
Loss from continuing operations	(6,354)	(2,819)	(12,014)	(8,375)

Discontinued operations:
Income (loss) from discontinued operations	28	(969)	498	(3,122)
Impairment of goodwill	—	—	(555)	—
Total income (loss) from discontinued operations	28	(969)	(57)	(3,122)
Net loss	(6,326)	(3,788)	(12,071)	(11,497)

Preferred stock dividends	(40)	(58)	(201)	(94)
Net loss attributable to common stockholders	$(6,366)	$(3,846)	$(12,272)	$(11,591)

Loss from continuing operations per common share attributable to common stockholders	$(0.16)	$(0.11)	$(0.35)	$(0.36)
Loss from discontinued operations per common share	—	(0.04)	—	(0.14)
Loss per common share attributable to common stockholders – basic and diluted	$(0.16)	$(0.15)	$(0.35)	$(0.50)

Weighted average shares outstanding – basic and diluted	39,049	26,137	35,117	23,292

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2011
(In thousands)
(Unaudited)

					Additional		Note Receivable For	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shares	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	(Deficit)

Balance at December 31, 2010	230	$—	33,047	$330	$74,002	$(69,621)	$(3,105)	$1,606

Issuance of Series B Preferred shares	190	—	—	—	1,900	—	—	1,900
Issuance of Common Stock for note receivable	—	—	2,721	27	1,873	—	(1,900)	—
Issuance of Common Stock for note receivable upon warrant exercise	—	—	952	10	655	—	(665)	—
Issuance of Common Stock pursuant to acquisition of Easy Check assets	—	—	200	2	112	—	—	114
Issuance of Series C Preferred shares, net of costs	140	—	—	—	1,228	—	—	1,228
Redemption of Series B Preferred shares	(420)	—	—	—	(5,465)	—	5,670	205
Issuance of Common Stock pursuant to acquisition of MicroFluidic Systems	—	—	3,346	34	1,211	—	—	1,245
Issuance of Series F Preferred shares, net of costs	630	—	—	—	313	—	—	313
Issuance of Common Stock for cash and note receivable	—	—	6,812	68	2,432	—	(2,250)	250
Accrual of preferred stock dividends	—	—	—	—	(201)	—	—	(201)
Stock-based compensation	—	—	610	6	2,213	—	—	2,219
Net loss	—	—	—	—	—	(12,071)	—	(12,071)

Balance at September 30, 2011	770	$—	47,688	$477	$80,273	$(81,692)	$(2,250)	$(3,192)

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(12,071)	$(11,497)
Add: Loss from discontinued operations	57	3,122
Loss from continuing operations	(12,014)	(8,375)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	163	19
Stock-based compensation	2,219	3,732
Stock issued to advisor for acquisition	365	—
Stock compensation to related party (see Note 9)	3,394	—
In-process research and development allocation from asset purchase	114	350
Impairment of goodwill	555	—
Non-cash interest income	—	(26)
Non-cash interest expense	—	35
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(202)	(78)
Increase in accounts payable and accrued expenses	284	61
Net cash used in discontinued operations	(540)	(1,361)
Net cash used in operating activities	(5,662)	(5,643)
Cash flows from investing activities:
Acquisition of MicroFluidic Systems	(24)	—
Proceeds from sale of NationalCreditReport.com	675	—
Proceeds from sale of equipment	46	—
Purchase of equipment	(18)	(28)
Net cash provided by (used in) investing activities	679	(28)
Cash flows from financing activities:
Proceeds from equity financings, net of fees	3,691	2,190
Proceeds from exercise of stock options	—	359
Net cash provided by financing activities	3,691	2,549
Net decrease in cash and cash equivalents	(1,292)	(3,122)
Cash and cash equivalents, beginning of period	1,764	6,423
Cash and cash equivalents, end of period	$472	$3,301

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1. Business and Basis of Presentation

PositiveID Corporation (the “Company”) (formerly VeriChip Corporation), a Delaware corporation, completed an initial public offering in February 2007.  In November 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively is referred to as, “Digital Angel.” The terms of the APA included the purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip (“GlucoChip”). The Company also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to the Company’s health care business without payment of ongoing royalties.

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

The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2011, the Company had a working capital deficiency of approximately $1.4 million and an accumulated deficit of approximately $82 million. The Company has incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of selling, general and administrative expenses and the Company's funding of its development projects and products. The Company expects its operating losses to continue through 2012.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the continued development of its HealthID products, the operations of MicroFluidic, and working capital requirements. Until the Company is able to achieve operating profits, it will continue to seek to access the capital markets.  Since December 31, 2010, the Company has raised approximately $3.3 million under its Socius and Optimus financing facilities (see Note 4). Additionally, in July 2011, the Company executed an equity financing with Ironridge that, subject to certain conditions, may provide the Company with funding of up to $13.8 million, of which approximately $0.8 million has been funded through September 30, 2011 (see Note 4).  An aggregate of $9.8 million of the Ironridge financing is, among other things, subject to the effectiveness of a registration statement that we have filed with the SEC, and the amount of funding available under the facility overall is largely dependent upon the Company’s stock price and trading volume. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that its current cash resources and its expected access to capital under the Ironridge financing arrangement will provide sufficient funds to meet its working capital requirements for the near-term future. In addition and if necessary, the Company could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that the Company will be able to derive sufficient funding under the Ironridge facility or be successful in negotiating additional sources of equity or credit for its long-term capital needs.  The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows, and result in significant dilution to the Company’s existing stockholders. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

 Discontinued Operations

In connection with the Company’s sale of its NationalCreditReport.com business in July 2011, certain assets of the subsidiary have been classified as held for sale in the accompanying condensed consolidated balance sheets, and its results of operations have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations (see Note 3). Related amounts for prior periods presented have been reclassified to conform to the current period presentation.

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of September 30, 2011 and 2010 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	September 30,
	2011	2010
Convertible preferred stock	4,760	1,735
Stock options	4,474	3,541
Warrants	304	454
Unvested shares of restricted common stock	4,385	3,995
	13,923	9,725

Segment Information

Through the second quarter of 2011, the Company operated in two business segments: HealthID and ID Security. The ID Security segment is presented as discontinued operations in the accompanying condensed consolidated financial statements (see Note 3).

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

ID Security Segment

The Company’s ID Security segment included its Identity Security suite of products, sold through NationalCreditReport.com and the Company’s Health Link personal health record (“PHR”) business. The NationalCreditReport.com business offered consumers a variety of identity security products and services primarily on a subscription basis. These services helped consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which included credit reports, credit monitoring and credit scores. For its Health Link PHR business, the Company focused its marketing efforts on partnering with health care providers and exchanges, physicians groups, Electronic Medical Record system vendors, and insurers to use Health Link as PHR provided to their patients. The Company is not currently actively marketing its Health Link PHR business.

As a result of the sale of the Company’s NationalCreditReport.com business in July 2011, the Company now operates in one segment (HealthID). Since the sale of NationalCreditReport.com, the Company is not currently generating revenue.

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

In February 2011 the Company amended the purchase agreement, paying the seller of the assets an additional 200,000 shares of its common stock valued at $114,000, based on a value of $0.57 per share, and lowering the potential royalty on future income from these products from 25% to 10%. The value transferred was expensed as in-process research and development as the related projects had not yet reached technological feasibility at the time of the amendment.

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

As consideration for the consummation of the Acquisition, the Company paid $250,000 to fund certain accounts payable of MicroFluidic (of which approximately $24,000 was paid to selling shareholders) and issued 2,375,000 shares of common stock of the Company (the “Stock Consideration”). Additionally, the Company issued a total of 971,429 shares of common stock to its advisors for brokerage services rendered in conjunction with the Acquisition. The Company incurred a nonrecurring charge of approximately $550,000 related to the direct costs of the Acquisition, consisting of the $365,000 value of the shares of common stock issued to its advisors and $185,000 of cash costs, which is recorded in operating expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the Acquisition, the Company is also required to make certain earn-out payments, up to a maximum of $7,000,000 payable in shares of the Company’s common stock, upon certain conditions over the next three years (the “Earn-Out Payment”). The earn-out for 2011 is based upon the value of contracts secured by MicroFluidic through December 31, 2011, subject to a maximum Earn-Out Payment of $2,000,000. The earn-out for years 2012-2014 is based on MicroFluidic achieving certain earnings targets for the respective year, subject to a maximum Earn-Out Payment of $2,000,000 per year and an overall cumulative maximum Earn-Out Payment of $7,000,000. However, the Company is prohibited from making any Earn-Out Payment until stockholder approval is obtained if the aggregate number of shares to be issued exceeds 19.99% of the Company’s common stock outstanding immediately prior to the closing. In the event the Company is unable to obtain any required stockholder approval, the Company is obligated to pay the applicable Earn-Out Payment in cash to the sellers. In addition, the Company may pay any applicable Earn-Out Payment in cash at its option.

The estimated purchase price of the Acquisition totaled approximately $1,653,000, comprised of (i) $24,000 in cash, (ii) Stock Consideration of $879,000 based on a value of $0.37 per share, and (iii) contingent consideration of approximately $750,000. The fair value of the contingent consideration was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement.

The purchase agreement provided for a purchase price adjustment based on the closing balance sheet working capital of MicroFluidic. As the working capital shortfall and amount of any resulting downward adjustment to the purchase price was undetermined at the time, no related amounts were recorded in the initial purchase accounting reflected in the Company’s June 30, 2011 unaudited financial statements. Management subsequently estimated the working capital shortfall to be approximately $350,000. On October 31, 2011, the Company entered into an agreement with two of the selling MicroFluidic shareholders pursuant to which the two individuals waived their right to any earn-out compensation for 2011 in settlement of the closing working capital adjustment provisions of the purchase agreement. The two individuals represent approximately 68% of the selling shareholder interests, and thus any earn-out for 2011 would be reduced by such percentage. As a result, the Company reduced its estimate of the fair value of the contingent consideration by $650,000 from the preliminary liability reflected in the Company’s June 30, 2011 unaudited balance sheet, with a corresponding reduction in goodwill.

Under the purchase method of accounting, the estimated purchase price of the Acquisition was allocated to MicroFluidic’s net tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the Acquisition, as follows (in thousands):

Assets acquired:
Net tangible assets	$125
Customer contracts and relationships	230
Patents	1,223
Non-compete agreement	169
Goodwill	510
2,257
Liabilities assumed:
Current liabilities	(604)
Total estimated purchase price	$1,653

The estimated fair values of certain assets and liabilities have been determined by management based upon a third-party valuation. The goodwill recorded in connection with the Acquisition is allocated to the Company’s HealthID segment, and no portion of the intangible assets, including goodwill, is expected to be deductible for tax purposes.

The results of operations of MicroFluidic are included in the Company’s condensed consolidated statements of operations from the date of the acquisition of May 23, 2011, including $0 of revenue and approximately $450,000 of net loss. The following supplemental pro forma information assumes that the Acquisition had occurred as of January 1 for each period presented (in thousands except per share data):

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$—	$1,160	$235	$5,291
Net loss	$(6,326)	$(4,253)	$(12,678)	$(12,333)
Loss per common share – basic and diluted	$(0.16)	$(0.15)	$(0.35)	$(0.47)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the dates indicated or that may result in the future. The pro forma revenue reflected relates to revenue reported by MicroFluidic, substantially all of which was generated under two contracts with an agency of the U.S. Government. The two contracts were completed by March 31, 2011 and as of September 30, 2011 MicroFluidic had no active revenue-generating contracts. The pro forma results for the nine months ended September 30, 2010 exclude a charge of approximately $550,000 related to the direct costs of the Acquisition, which is included in the Company’s results of operations for the period after the date of the Acquisition and thus in the pro forma results for the nine months ended September 30, 2011.

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

The transferred assets of NationalCreditReport.com have been classified as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2010, and consist of the following (in thousands):

Equipment, net	$70
Intangible assets, net	385
Goodwill	850
Total	$1,305

In connection with the decision to sell the NationalCreditReport.com business, the carrying value of the subsidiary’s net assets was written down to their estimated fair value, determined based upon the proceeds realized upon the sale in July 2011. As a result, an impairment of the carrying value of goodwill of approximately $555,000 was recognized during the second quarter of 2011 and is included in the loss from discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011.

Historical revenue related to the NationalCreditReport.com business and included in the income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations totaled approximately $44,000 and $988,000 for the three and nine months ended September 30, 2011, respectively, and approximately $972,000 and $2,249,000 for the three and nine months ended September 30, 2010, respectively.

4. Financing Agreements

Optimus Financing

On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Optimus Purchase Agreement”) with Optimus Technology Capital Partners, LLC (“Optimus”) under which Optimus was committed to purchase up to $10 million shares of convertible Series A Preferred Stock of the Company in one or more tranches.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

To facilitate the transactions contemplated by the Optimus Purchase Agreement, R & R Consulting Partners, LLC (“R&R), a company controlled by Scott R. Silverman, the Company’s Chairman of the Board, loaned shares of common stock of the Company to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to stock loan agreements between R & R and Optimus. R & R was paid a $100,000 fee in October 2009 plus will be paid 2% interest for the fair value of the loaned shares for entering into the stock loan arrangement. R & R may demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand may be made if there are any shares of Series A Preferred Stock then outstanding. If a permitted return demand is made, Optimus is required to return the borrowed shares (or an equal number of freely tradable shares of common stock) within three trading days after such demand. Optimus may return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of common stock.

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

On March 14, 2011, the Company delivered a Notice to Optimus to sell 140 shares of Series C Preferred Stock for a purchase price of approximately $1.4 million. In support of this tranche, R & R loaned 2,729,452 shares of common stock, Mr. Silverman loaned 70,548 shares of common stock, and William Caragol, the Company’s Chief Executive Officer, loaned 700,000 shares of common stock to Optimus (the “Loaned Shares). On April 12, 2011, the tranche closed and the Company received proceeds of approximately $1.4 million, less $100,000 paid to Optimus to waive the requirement under the Amended Optimus Purchase Agreement that the conversion price of the Series C Preferred Stock issued in the tranche be reset at the lowest closing bid price for the nineteen trading days following the tranche notice date, which was March 14, 2011, due to the closing bid price of a share of the Company’s common stock falling below 75% during such nineteen trading day period.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On October 12, 2011, R & R, Mr. Caragol and Mr. Silverman demanded the return of the Loaned Shares from Optimus. Also on October 12, 2011, the Company sent Optimus a notice of its election to convert all of the outstanding shares of Series C Preferred Stock into 3,500,000 shares of common stock. The conversion of the Series C Preferred Stock was determined by a fixed conversion price that was determined at the time of the tranche closing, which was approximately $0.40 per share. On October 17, 2011, Optimus failed to return the Loaned Shares within three trading days of the demand by R & R, Mr. Caragol and Mr. Silverman as required under the terms of the Amended Optimus Purchase Agreement. R&R, Mr. Caragol and Mr. Silverman are currently in possession of the stock certificates representing the shares underlying the Series C Preferred Stock since such shares were pledged to them as collateral under the stock loan agreements.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

Ironridge Financings

On July 27, 2011, the Company entered into a Preferred Stock Purchase Agreement (the “Series F Agreement”) with Ironridge Global III, LLC, a Delaware limited liability company (“Ironridge Global”), under which Ironridge Global was committed to purchase for cash up to $1.5 million in shares of the Company’s redeemable, convertible Series F Preferred Stock (the “Series F Preferred Stock”) at $1,000 per share of Series F Preferred Stock.  The Series F Preferred Stock is convertible into shares of the Company’s common stock at the option of the holder at a fixed conversion price of $0.50 per common share. The conversion price if the Company elects to convert the Series F Preferred Stock is subject to adjustment based on the market price of the Company's common stock and any applicable early redemption price at the time the Company converts.

Ironridge Global's obligation to purchase the Series F Preferred Stock is subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed and trading on a trading market, (ii) no uncured default exists under the Series F Agreement, (iii) the Company’s representations and warranties set forth in the Series F Agreement are true and correct in all material respects; and (iv) the trading price of the Company’s common stock has not fallen below 70% of the closing price on the trading day immediately before the date it announced that it entered into the Series F Agreement (the “Condition”).

Under the terms of the Series F Agreement, as amended on August 12, 2011 pursuant to that certain Waiver between the parties (the “Waiver”), and from time to time and at the Company’s sole discretion, the Company may present Ironridge Global with a notice to purchase such Series F Preferred Stock.  Upon receipt of a notice, Ironridge Global was obligated to purchase the Series F Preferred Stock in installments as follows: (i) $500,000 on August 15, 2011; (ii) $500,000 on the earlier of (1) 20 trading days after August 15, 2011 and (2) the number of trading days necessary for an aggregate of $2.0 million of the Company’s common stock to trade on the NASDAQ Capital Market; and (iii) $500,000 on the earlier of (1) 20 trading days after the closing of the second tranche above, (2) the number of trading days necessary for an aggregate of $2.0 million of the Company’s common stock to trade on the NASDAQ Capital Market subsequent to the closing of the second tranche above, and (3) September 26, 2011, with the requirement that cash for that tranche be received by the Company on or before September 30, 2011. On August 15, 2011, Ironridge funded the first $500,000 installment, pursuant to which the Company issued 500 shares of Series F Preferred Stock to Ironridge.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On September 16, 2011, the Company entered into a First Amendment to Preferred Stock Purchase Agreement (the “First Amendment”) with Ironridge Global, which superseded the Waiver. Purusant to the First Amendment, Ironridge is obligated to purchase the Series F Preferred Stock in installments as follows: (1) 130 preferred shares on the trading day (“First Closing”) following the later of (i) 10 trading days after September 7, 2011 and (ii) the trading day that aggregate trading volume of the Company's common stock after September 7, 2011, as reported by Bloomberg, equals or exceeds $500,000; (2) 290 preferred shares on the trading day (“Second Closing”) the earlier of (i) 10 trading days after the First Closing and (ii) the trading day that aggregate trading volume of the Company's common stock after the First Closing, as reported by Bloomberg, equals or exceeds $1 million; (3) 290 preferred shares on the trading day (“Third Closing”) following the earlier of (i) 10 trading days after the Second Closing and (ii) the trading day that aggregate trading volume of the Company's common stock after the Second Closing, as reported by Bloomberg, equals or exceeds $1 million; and (4) 290 preferred shares on the trading day (“Fourth Closing”) following the earlier of (i) 10 trading days after the Third Closing and (ii) the trading day that aggregate trading volume of the Company's common stock after the Third Closing, as reported by Bloomberg, equals or exceeds $1 million (each of the First, Second, Third and Fourth Closings, a “Purchase Closing”). Each of the respective time periods between each Purchase Closing and the prior Purchase Closing shall be the respective “Calculation Period.”

If the sole condition precedent to a Purchase Closing not satisfied is that the Condition is not met, the Company may, at its sole option, elect at any time to proceed with an alternate Purchase Closing, in which case, with respect to such Purchase Closing:

●	The Condition will not apply with respect to that Purchase Closing;
●
The Calculation Period will (i) commence on the trading day after Ironridge Global receives written notice of Company’s election, and (ii) exclude any trading day on which the Company’s common stock trades below $0.20 per share; and

●
The price per preferred share will be equal to the lesser of (a) $1,000, and (b) an amount equal to (i) $1,000, multiplied by (ii) 85% of the average of the daily volume-weighted average prices (the “VWAP”) during the Calculation Period, divided by (iii) $0.257.

Pursuant to the First Amendment, the price per preferred share with respect to the First Closing was equal to the lesser of: (a) $1,000; and (b) an amount, not below zero, equal to (i) $1,000, multiplied by (ii) 85% of the average of the VWAPs during the period between September 7, 2011 through the First Closing minus $0.20, divided by (iii) $0.057. The First Closing occurred on September 20, 2011, pursuant to which the Company issued 130 shares of Series F Preferred Stock to Ironridge for a nominal purchase price.

On November 14, 2011, the Second Closing occurred, pursuant to which the Company issued 290 shares of Series F Preferred Stock to Ironridge for a purchase price of approximately $193,000. To date, the Company has issued a total of 920 shares of Series F Preferred Stock to Ironridge under the Series F Agreement.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

Conversion.   The Series F Preferred Stock is convertible into shares of the Company’s common stock at Ironridge Global's option or at the Company’s option at any time after six months from the date of issuance of the Series F Preferred Stock.  The fixed conversion price is equal to $0.50 per share which represented a premium of 32% over the closing price of the Company’s common stock on the trading day immediately before the date the Company announced the entry into the Series F Agreement (the “Series F Conversion Price”).

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock Purchase Agreement

On July 27, 2011, the Company also entered into a Common Stock Purchase Agreement (the “Common Stock Agreement”) with Ironridge Global Technology, a division of Ironridge Global IV, Ltd. (“Ironridge”), under which the Company could deliver a notice to Ironridge exercising its right to require Ironridge to purchase shares up to $2.5 million of its common stock at a price per share equal to $0.367.  The purchase price is equal to 102% of the per share closing bid price of the Company’s common stock as reported on the NASDAQ Capital Market on the trading day immediately before the date the Company announced that it entered into the Common Stock Agreement, which was July 27, 2011.

Ironridge could pay the purchase price for the shares, at Ironridge's option, in cash or a secured promissory note, except that at least $250,000 of the purchase price was required to be paid in cash. The promissory note bears interest at 1.6% per year calculated on a simple interest basis. The entire principal balance and interest thereon is due and payable seven and one-half years from the date of the promissory note, but no payments are due so long as the Company is in default under the Common Stock Agreement or the Series F Agreement or if there are any shares of Series F Preferred Stock issued or outstanding. The promissory note is secured by Ironridge's right, title and interest in all shares legally or beneficially owned by Ironridge or an affiliate, common stock and other securities with a fair market value equal to the principal amount of the promissory note.

The Company’s right to deliver a tranche notice to Ironridge pursuant to the Common Stock Agreement was subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed and trading on a trading market, (ii) no uncured default exists under the Common Stock Agreement, and (iii) the Company’s representations and warranties set forth in the Common Stock Agreement are true and correct in all material respects.  The Company may not deliver a notice to Ironridge to purchase shares of its common stock if the total number of shares of common stock owned or deemed beneficially owned by Ironridge and its affiliates would result in Ironridge owning or being deemed to beneficially own more than 9.99% of all such common stock and other voting securities as would be outstanding on the date of exercise.

On July 28, 2011, the Company presented Ironridge with a notice to purchase $2.5 million of its common stock under the Common Stock Agreement.  Ironridge Global paid $250,000 in cash and the remaining $2.25 million in a promissory note, the terms of which are described above.  The Company issued an aggregate of 6,811,989 shares of its common stock to Ironridge in connection with the July 28, 2011 notice. No further shares may be sold under the Common Stock Agreement.

Stock Purchase Agreement

On July 27, 2011, the Company also entered into a Stock Purchase Agreement (the “Series G Agreement”) with Ironridge under which Ironridge is committed to purchase for cash up to $4 million in shares of the Company’s redeemable, convertible Series G Preferred Stock (the “Series G Preferred Stock”) at $1,000 per share of Series G Preferred Stock in ten transactions of $400,000 each and up to $5.75 million in shares of the Company’s common stock at a price per share equal to 102% of the per share closing bid price of the Company’s common stock as reported on the principal trading exchange or market for the Company's common stock at the time, on the trading day immediately before the date the Company delivers notice to purchase shares of Series G Preferred Stock.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

5. Stock-Based Compensation

On August 26, 2011, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the 2011 Plan, up to 6.0 million shares of common stock may be granted pursuant to awards.

A summary of option activity under the Company’s option plans as of September 30, 2011, and changes during the nine months then ended is presented below (in thousands, except per share amounts):

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

		Weighted Average
	Number of	Exercise Price
	Options	Per Share
Outstanding at January 1, 2011	3,216	$2.03
Granted	1,285	$0.24
Exercised	—	$—
Forfeited	(27)	$1.38
Outstanding at September 30, 2011	4,474	$1.52
Exercisable at September 30, 2011	3,170	$2.03

Shares available for grant at September 30, 2011	5,986

The Black-Scholes model, which the Company uses to determine compensation expense related to stock options, requires the Company to make several key judgments including:

●	the value of the Company’s common stock;
●	the expected life of issued stock options;
●	the expected volatility of the Company’s stock price;
●	the expected dividend yield over the life of the stock option; and
●	the risk-free interest rate over the expected life of the stock options.

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

A summary of restricted stock outstanding as of September 30, 2011 and changes during the nine months then ended is presented below (in thousands):

Unvested at January 1, 2011	6,623
Issued	370
Vested	(2,608)
Forfeited	—
Unvested at September 30, 2011	4,385

The Company recorded compensation expense related to stock options and restricted stock of approximately $669,000 and $2,219,000 for the three and nine months ended September 30, 2011, respectively.

In February 2011, the Company authorized the grant of 220,000 shares of restricted stock to a member of its Board of Directors, of which 20,000 shares are scheduled to vest through December 2011 and 200,000 shares are scheduled to vest in January 2012. The Company determined the value of the restricted stock to be approximately $121,000 based on the value of its common stock on the date of grant. The value of the restricted stock is being amortized as compensation expense over the vesting period. The Company recorded compensation expense of approximately $33,000 and $94,000 in the three and nine months ended September 30, 2011, respectively, related to this stock.

In February 2011, the Company authorized the grant of 125,000 shares of its common stock to a research and development project partner, which was fully vested on the date of grant. The Company determined the value of the stock to be approximately $71,000 based on the value of its common stock on the date of grant and recorded the full amount as compensation expense in the quarter ended March 31, 2011.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

In March 2011, the Company authorized the grant of 65,000 shares of its common stock to an advisor, which was fully vested on the date of grant. The Company determined the value of the stock to be approximately $30,000 based on the value of its common stock on the date of grant and recorded the full amount as compensation expense in the quarter ended March 31, 2011.

In March 2011, the Company authorized the grant of 100,000 shares of its common stock to an employee, which was fully vested on the date of grant. The Company determined the value of the stock to be approximately $47,000 based on the value of its common stock on the date of grant and recorded the full amount as compensation expense in the quarter ended March 31, 2011.

In May 2011, the Company authorized the grant of 50,000 shares of its common stock to an employee, which was fully vested on the date of grant. The Company determined the value of the stock to be approximately $19,000 based on the value of its common stock on the date of grant and recorded the full amount as compensation expense in the quarter ended June 30, 2011.

In August 2011, the Company authorized the grant of 50,000 shares of its common stock to a consultant, which was fully vested on the date of grant. The Company determined the value of the stock to be approximately $12,000 based on the value of its common stock on the date of grant and recorded the full amount as compensation expense in the quarter ended September 30, 2011.

 6. Income Taxes

The Company had an effective tax rate of nil for the nine months ended September 30, 2011 and 2010. The Company incurred losses before taxes for the nine months ended September 30, 2011 and 2010. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

In January 2010, Stanley Canada Corporation (“Stanley”), received a notice from the Canadian Revenue Agency (“CRA”), that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. The Company has complied with all of Stanley’s information requests. This review covers all periods that the Company owned Xmark.

In February 2011, Stanley received a notice from the CRA that the CRA completed its review of the Xmark returns and was questioning certain deductions on the tax returns under review.  The Company does not agree with the position taken by the CRA and intends to dispute such findings.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this dispute will have a material negative impact on the Company’s historical tax liabilities, its current financial position or results of operations. The Company believes that as of September 30, 2011 it has adequately accrued for this contingency.

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

8. Nasdaq Delisting

The Company has been out of compliance with Nasdaq’s minimum bid price requirement since the second half of 2010. As of June 30, 2011, the Company did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. On August 11, 2011, the Company was granted a temporary extension of time, as permitted under Nasdaq's Listing Rules, to comply with the $1.00 per share minimum bid price requirement for continued listing, which is typically accomplished by means of a reverse stock split. On August 26, 2011, the Company received the requisite favorable vote of the Company’s stockholders with respect to the proposal to authorize the Board of Directors of the Company (the “Board”), in its discretion, to amend the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock; however, for various reasons, the Board decided to not effect a reverse stock split.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On August 31, 2011, the Company received notification that the Company's stock was being delisted from the Nasdaq Capital Market in connection with a bid price deficiency. On September 1, 2011, the Company’s common stock began trading on the OTC Bulletin Board under the trading symbol PSID. The Company will continue to file periodic reports with the SEC in accordance with the requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended.

9. Stock Compensation to Related Party

On September 30, 2011, the Company entered into a First Amendment to Employment and Non-Compete Agreement (the “First Amendment”) with Scott R. Silverman in connection with Mr. Silverman’s ceasing to be the Company’s Chief Executive Officer. The First Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010 between the Company and Mr. Silverman and provides for, among other things, the issuance of restricted stock of the Company to Mr. Silverman in the aggregate amount of approximately $3.4 million (the “Restricted Stock”) in lieu of contractually-committed cash salary and bonus for 2012 through 2015. The Restricted Stock will be issued based upon the average daily volume-weighted average price of the Company’s common stock for the five trading days preceding the date of the First Amendment, pursuant to which the Company expects to issue approximately 18.1 million shares of common stock to Mr. Silverman. The Restricted Stock is subject to registration rights and price protection provisions, and will be granted upon the earlier of (i) a reverse stock split or (ii) the receipt of stockholder approval to increase the number of authorized shares of common stock of the Company under the Company’s Second Amended and Restated Certificate of Incorporation, as amended, to at least 175 million shares of common stock. In connection with the execution of the First Amendment, a non-cash charge of approximately $3.4 million was recorded in the third quarter of 2011, for which a corresponding liability has been established in the accompanying condensed consolidated balance sheet as of September 30, 2011.

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

●
that we expect to obtain clearance by the U.S. Food and Drug Administration (“FDA”) of our 510(k) pre-market notification application for our iglucose wireless communication system by the end of 2011 and expect to launch the iglucose product commercially in early 2012;

●
the expectation that operating losses will continue through 2012, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our HealthID products;

●
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

●
that based on our review of the correspondence and evaluation of the supporting detail involving the Canada Revenue Agency audit, we do not believe that the ultimate resolution of this dispute will have a material negative impact on our historical tax liabilities, its current financial position or results of operations;

●	that we intend to continue to explore strategic acquisition opportunities of businesses that are complementary to ours; and
●
that we believe that with our current cash resources, our expected access to capital under the Ironridge financing arrangement, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010 and include:

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;
●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;
●
our ability to fund our operations and continued development of our products, including the GlucoChip glucose-sensing microchip, the Easy Check breath glucose detection system and the iglucose wireless communication system, and the operations of our subsidiary, MicroFluidic Systems;

●	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities in the healthcare sector;
●
our ability to successfully develop and commercialize the Easy Check breath glucose detection system and the iglucose wireless communication device and the glucose-sensing microchip, and the market acceptance of these devices;

●
our ability to obtain patents on our products, including the Easy Check breath glucose detection system and the iglucose wireless communication device, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;
●	our ability to comply with current and future regulations relating to our businesses;
●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;
●	our ability to complete Phase III of the glucose-sensing microchip development program;
●	our ability to be awarded government contracts on which MicroFluidic Systems bids;
●	our ability to integrate the business of MicroFluidic Systems;
●	our ability to establish and maintain proper and effective internal accounting and financial controls; and
●	our ability to receive cash proceeds from the sale of securities under the Ironridge financings.

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

Beginning in early 2011, in conjunction with our focus on our HealthID businesses, we began to limit our activities in our ID Security segment.  In early 2011, we ceased acquiring new subscribers to our NationalCreditReport.com business, and in the second quarter of 2011 we began actively marketing the business for sale. In July 2011, we completed the sale of substantially all of the assets of NationalCreditReport.com for a cash purchase price of $750,000.

Results of Operations

Overview

As a result of the sale of our NationalCreditReport.com business in July 2011, we now operate in one segment (HealthID). In connection with our decision to sell the NationalCreditReport.com business in the second quarter of 2011, we classified certain assets of the subsidiary as held for sale in our condensed consolidated balance sheet, and have presented its results of operations as discontinued operations in our condensed consolidated statements of operations for all periods presented in this Quarterly Report on Form 10-Q. Since the sale of NationalCreditReport.com, we are not currently generating revenue.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the three months ended September 30, 2011 and 2010. Until one or more of the products under development in our HealthID segment is successfully brought to market, we do not anticipate generating significant revenue or gross profit. Further, MicroFluidic reported no revenue or gross profit during the period from the date of acquisition of May 23, 2011 through September 30, 2011 as it had no active contracts during this period. MicroFluidic has submitted, or is the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

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

Selling, general and administrative expense increased by approximately $0.2 million, or 7%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was primarily attributable to incremental expense from the MicroFluidic operations and amortization of intangible assets related to the MicroFluidic acquisition, offset in part by a decrease in stock-based compensation for the period.

Stock-based compensation included in selling, general and administrative expense totaled approximately $0.7 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively.

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

Research and development expense decreased by approximately $0.1 million, or 32%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The decrease was primarily attributable to a decrease in stock-based compensation to consultants and our research and development project partners.

Stock-based compensation included in research and development expense totaled $0 and approximately $22,000 for the three months ended September 30, 2011 and 2010, respectively.

Stock Compensation to Related Party

In connection with an amendment to our former Chief Executive Officer’s employment agreement relating to his ceasing to be our Chief Executive Officer, we recorded a non-cash charge of approximately $3.4 million in the third quarter of 2011 related to the value of stock to be issued to the individual pursuant to the amendment.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations relates to the NationalCreditReport.com business sold in July 2011, and totaled a loss of approximately $1.0 million for the three months ended September 30, 2010. Historical revenue related to the NationalCreditReport.com business and included in income (loss) from discontinued operations totaled approximately $44,000 and $1.0 million for the three months ended September 30, 2011 and 2010, respectively.

 Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue and Gross Profit

For the reasons discussed above, we reported no revenue or gross profit from continuing operations for the nine months ended September 30, 2011 and a minimal level of revenue and gross profit from continuing operations for the nine months ended September 30, 2010.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by approximately $0.9 million, or 12%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was primarily attributable to incremental expense from the MicroFluidic operations since the date of the acquisition, including approximately $0.5 million of direct costs related to the acquisition, and amortization of intangible assets related to the MicroFluidic acquisition, offset in part by a decrease in stock-based compensation for the period.

Stock-based compensation included in selling, general and administrative expense totaled approximately $2.1 million and $3.2 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Research and development expense decreased by approximately $0.6 million, or 50%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The decrease was attributable to a decrease in stock-based compensation to consultants and our research and development project partners and a decrease in expensed in-process research and development.

Stock-based compensation included in research and development expense totaled approximately $0.1 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.

Stock Compensation to Related Party

In connection with an amendment to our former Chief Executive Officer’s employment agreement relating to his ceasing to be our Chief Executive Officer, we recorded a non-cash charge of approximately $3.4 million in the third quarter of 2011 related to the value of stock to be issued to the individual pursuant to the amendment.

Loss from Discontinued Operations

Loss from discontinued operations totaled approximately $0.1 million and $3.1 million for the nine months ended September 30, 2011 and 2010, respectively. Historical revenue related to the NationalCreditReport.com business and included in the loss from discontinued operations totaled approximately $1.0 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively.

In connection with the decision to sell the NationalCreditReport.com business, the carrying value of the subsidiary’s net assets was written down to their estimated fair value, determined based upon the proceeds realized upon the sale in July 2011. As a result, an impairment of the carrying value of intangible assets of approximately $0.6 million was recognized during the second quarter of 2011 and is included in the loss from discontinued operations for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011, cash and cash equivalents totaled approximately $0.5 million compared to cash and cash equivalents of approximately $1.8 million at December 31, 2010.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $5.7 million and $5.6 million during the nine months ended September 30, 2011 and 2010, respectively, primarily to fund operating losses. Net cash used in discontinued operations was approximately $0.5 million and $1.4 million during the nine months ended September 30, 2011 and 2010, respectively.

Cash Flows from Investing Activities

Investing activities provided cash of approximately $0.7 million for the nine months ended September 30, 2011, primarily related to proceeds received from the sale of NationalCreditReport.com. Net cash used in investing activities was not significant for the nine months ended September 30, 2011 or 2010.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $3.7 million and $2.5 million during the nine months ended September 30, 2011 and 2010, respectively, primarily related to proceeds from the issuance of preferred stock under the Socius and Optimus financing agreements, as well as from the issuance of preferred stock under the Ironridge financing agreement in the 2011 period. During the nine months ended September 30, 2010, proceeds from the exercise of stock options provided cash of approximately $0.4 million.

Financial Condition

As of September 30, 2011, we had a working capital deficiency of approximately $1.4 million and an accumulated deficit of approximately $82 million, compared to working capital of approximately $1.5 million and an accumulated deficit of approximately $70 million as of December 31, 2010. The decrease in working capital was primarily due to operating losses for the period, offset in part by proceeds from the sale of NationalCreditReport.com and capital raised through preferred stock financings.

We have incurred operating losses prior to and since the merger that created PositiveID.  The current operating losses are the result of selling, general and administrative expenses and the funding of our development projects and products:  the GlucoChip, the iglucose wireless communications system, and the Easy Check breath analysis device.  Operating losses are also due to salary costs, consulting fees, legal, accounting and other general administrative costs. We expect our operating losses to continue through 2012.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our HealthID products, the operations of MicroFluidic, and working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  Since December 31, 2010, we have raised approximately $3.3 million under the Socius and Optimus financing facilities. Additionally, in July 2011, we executed an equity financing with Ironridge that, subject to certain conditions, may provide us with funding of up to $13.8 million, of which approximately $0.8 million has been funded through September 30, 2011.  An aggregate of $9.8 million of the Ironridge financing is, among other things, subject to the effectiveness of a registration statement that we have filed with the SEC, and the amount of funding available under the facility overall is largely dependent upon our stock price and trading volume.

We believe that our current cash resources and our expected access to capital under the Ironridge financing arrangement will provide sufficient funds to meet our working capital requirements for the near-term future. In addition and if necessary, we could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that we will be able to derive sufficient funding under the Ironridge facility or be successful in negotiating additional sources of equity or credit for our long-term capital needs.  Our inability to have continuous access to such financing at reasonable costs could materially and adversely impact our financial condition, results of operations and cash flows, and result in significant dilution to our existing stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2011. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of September 30, 2011 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We failed to meet applicable Nasdaq Stock Market requirements and as a result our stock was delisted by the Nasdaq Stock Market, which could adversely affect the market liquidity of our common stock and harm our businesses.

We have been out of compliance with Nasdaq’s minimum bid price requirement since the second half of 2010.  As of June 30, 2011, we did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. On August 11, 2011, we were granted a temporary extension of time, as permitted under Nasdaq's Listing Rules, to comply with the $1.00 per share minimum bid price requirement for continued listing, which is typically accomplished by means of a reverse stock split. On August 26, 2011, we received the requisite favorable vote of our stockholders with respect to the proposal to authorize our Board of Directors (the “Board”), in its discretion, to amend our certificate of incorporation to effect a reverse stock split of our common stock; however, for various reasons, the Board decided to not effect a reverse stock split.

On August 31, 2011, we received notification that our stock was being delisted from The Nasdaq Capital Market in connection with a bid price deficiency. On September 1, 2011, our common stock began trading on the OTC Bulletin Board under the trading symbol PSID. We will continue to file periodic reports with the Securities and Exchange Commission in accordance with the requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended.

Our delisting from Nasdaq could adversely affect the market liquidity of our common stock and harm our business and may hinder or delay our ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

Item 2. Unregistered Sale of Equity Securities.

During the three months ended September 30, 2011, we issued shares of our common stock that were not registered under the Securities Act of 1933, as amended, and were not previously disclosed in a Current Report on Form 8-K as follows:

On September 19, 2011, we issued 121,429 shares of our common stock, valued at approximately $25,000, to Focus Enterprises (and related individuals) for advisory services rendered in connection with the acquisition of MicroFluidic Systems.

The shares of common stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 5. Other Information.

            None.

Item 6. Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

POSITIVEID CORPORATION (Registrant)

Date: November 14, 2011	By:	/s/ Bryan D. Happ
Bryan D. Happ
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description
2.1		Asset Purchase Agreement, dated July 22, 2011, among PositiveID Corporation, National Credit Report.com, LLC and CoreLogic Credco, LLC (1)
3.1		Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009 (2)
3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (3)
4.1		Form of Specimen Common Stock Certificate (3)
10.1		Waiver to Preferred Stock Purchase Agreement, dated August 12, 2011, between PositiveID Corporation and Ironridge Global III, LLC (2)
10.2		Preferred Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global III, LLC for Series F Preferred Stock (4)
10.3		Common Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (4)
10.4		Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. for Series G Preferred Stock (4)
10.5	*	First Amendment to Preferred Stock Purchase Agreement, dated September 16, 2011, between PositiveID Corporation and Ironridge Global III, LLC for Series F Preferred Stock.
10.6		First Amendment to PositiveID Corporation Employment and Non-Compete Agreement, dated September 30, 2011 between PositiveID Corporation and Scott R. Silverman. (5)
10.7		Employment and Non-Compete Agreement, dated September 30, 2011 between PositiveID Corporation and Bryan D. Happ. (5)
31.1	*	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on July 25, 2011.
(2)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on August 15, 2011.
(3)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(4)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on July 28, 2011.
(5)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on September 30, 2011.