Form 10-K
period 2011-12-31
POSITIVEID Corp
filed 2012-03-28
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(561) 805-8008
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes þ No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the Nasdaq Stock Market on June 30, 2011 was $9,159,000. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 26, 2012, 107,647,718 shares of our common stock were outstanding.

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

●	that we expect to launch the iglucose product commercially in the first half of 2012;

●
the expectation that operating losses will continue through 2012, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our HealthID products;

●
that we seek to structure our research and development on a project basis to allow management of costs and results on a discrete short term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow us to minimize our firm fixed commitments at any given point in time;

●
that based on our review of the correspondence and evaluation of the supporting detail involving the Canada Revenue Agency audit, we do not believe that the ultimate resolution of this dispute will have a material negative impact on our historical tax liabilities or results of operations;

●	that we intend to continue to explore strategic acquisition opportunities of businesses that are complementary to ours;

●	that we do not anticipate declaring any cash dividends on our common stock;

●
that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our HealthID products, the operations of MicroFluidic and working capital requirements;

●
that MicroFluidic is planning to pursue the DHS third generation Biowatch program (for the development of networked, autonomous, bioagent detection system) of which DHS estimated the first contract period to be five years;

●
that we believe that with our current cash resources, our expected access to capital under the Ironridge financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future;

●	our ability to improve diabetics’ lives while helping them manage their healthy glucose levels, thereby decreasing the risk of diabetes-related complications and reducing medical costs;

●	that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing;

●	that we are in substantial compliance with all FCC requirements applicable to our products and systems;

●	that the successful development and commercialization of our glucose-sensing microchip could negate the need for diabetics to draw blood samples multiple times each day;

●	that our Phase III development will test the biocomatability of the semi-permeable membrane that will encase the GlucoChip;

●
that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

●	that patients implanted with our glucose-sensing microchip, if successfully developed, could get a rapid reading of their blood sugar with a simple wave of a handheld scanner;

●	the ability of iglucose to provide next generation, real time data to improve diabetes management and help ensure patient compliance, data accuracy and insurance reimbursement;

●
the iglucose wireless communication device being the first to address the Medicare requirement for durable medical equipment manufacturers and pharmacies to maintain glucose level logs and records for the millions of high-frequency diabetes patients;

●
that the use of a heavy molecule to generate a chemical reaction that can be reliably measured may prove the close correlation between acetone concentration found in a patient’s exhaled breath and glucose found in his or her blood and the possible elimination of a patient’s need to prick his or her finger multiple times per day to get a blood sugar reading; and

●
that we will receive royalties in the amount of ten percent on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the United States Patent No. 7,125,382, “Embedded Bio Sensor System”, and a royalty of twenty percent on gross revenues generated under the Development and Supply Agreement between us and Medcomp dated April 2, 2009.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors,” “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and elsewhere in this Annual Report on Form 10-K and include:

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our or Receptors’ ability to successfully maintain the technological advances of our products;

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

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	our ability to complete Phase III of the glucose-sensing microchip development program;

●	our ability to be awarded government contracts on which MicroFluidic bids;

●	our ability to integrate the business of MicroFluidic;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to receive royalties under the License Agreement with VeriTeQ; and

●	our ability to receive payments from the Shared Services Agreement with VeriTeQ.

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

PART I

ITEM 1. BUSINESS

The Company

PositiveID Corporation, formerly known as VeriChip Corporation, was formed as a Delaware corporation by Digital Angel Corporation, (“Digital Angel”), in November 2001. In January 2002, we began our efforts to create a market for radio frequency identification (“RFID”) systems that utilize our human implantable microchip. During the first half of 2005 we acquired two businesses focused on providing RFID systems for healthcare applications. Those businesses (EXi Wireless and Instantel) were merged in 2007 to form Xmark Corporation (“Xmark”) which was a wholly owned subsidiary of ours. On February 14, 2007, we completed our initial public offering in which we sold 3,100,000 shares of our common stock at $6.50 per share.

On July 18, 2008, we completed the sale of all of the outstanding capital stock of Xmark, which at the time was principally all of our operations, to Stanley Canada Corporation (“Stanley”), a wholly-owned subsidiary of The Stanley Works. The sale transaction was closed for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million, which was adjusted to $2.8 million at settlement of the escrow. Under the terms of the stock purchase agreement, $43.4 million of the proceeds were paid at closing and $4.4 million was released from escrow in July 2009. As a result, we recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until 2009 when the escrow was settled.

Following the completion of the sale of Xmark to Stanley, we retired all of our outstanding debt for a combined payment of $13.5 million and settled all contractual payments to Xmark’s and our officers and management for $9.1 million. On August 28, 2008, we paid a special dividend to our stockholders of $15.8 million.

On November 12, 2008, we entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively are referred to as, “Digital Angel.” The terms of the APA included our purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. We also received covenants from Digital Angel and Destron Fearing that permit the use of intellectual property of Digital Angel related to our health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. We paid Digital Angel $500,000 at the closing of the APA.

Also, on November 12, 2008, R & R Consulting Partners LLC, a company controlled by our former chairman and chief executive officer, purchased 5,355,556 shares of common stock from Digital Angel, at which point in time Digital Angel ceased being a stockholder.

On September 4, 2009, we, VeriChip Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, (the “Acquisition Subsidiary”) and Steel Vault, a Delaware corporation, signed an Agreement and Plan of Reorganization (the “Merger Agreement”) dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming our wholly-owned subsidiary (the “Merger”). Upon the consummation of the Merger, each outstanding share of Steel Vault’s common stock, warrants and options was converted into 0.5 shares of our common stock, warrants and options. At the closing of the Merger, we changed our name to PositiveID Corporation.

On February 11, 2010, we acquired the assets of Easy Check Medical Diagnostics, LLC (“Easy Check”), which included the Easy Check breath glucose detection system and the iglucose wireless communication system. These products are currently under development. In exchange for the assets, we issued 300,000 shares of our common stock valued at approximately $351,000. Additional payment in the form of shares (maximum 200,000 shares) and product royalties may be paid in the future based on successful patent grants and product or license revenues. On February 24, 2011, we issued 200,000 shares of our common stock to Easy Check to amend the Asset Purchase Agreement with Easy Check.

On May 23, 2011, we entered into a Stock Purchase Agreement to acquire MicroFluidic Systems (“MicroFluidic”), pursuant to which MicroFluidic became a wholly-owned subsidiary. MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.

In July 2011, we completed the sale of substantially all of the assets of NationalCreditReport.com, which had been acquired in connection with the Merger.

On January 11, 2012, we contributed certain assets and liabilities related to the VeriChip business, as well as all of our assets and liabilities relating to our Health Link business, which is a patient-controlled, online repository to store personal health information, to our wholly-owned subsidiary PositiveID Animal Health (“Animal Health”).  We ceased actively marketing the VeriChip business in January 2008 and the Health Link business in September 2010.

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ”), which is owned and controlled by Scott R. Silverman, our former chairman and chief executive officer, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000 and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest.  In connection with the sale, we entered into the License Agreement with VeriTeQ dated January 11, 2012 which grants VeriTeQ a license to utilize our bio-sensor implantable RFID device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management.  We will receive royalties in the amount of ten percent on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the patent, and a royalty of twenty percent on gross revenues that are generated under the Development and Supply Agreement between us and Medical Components, Inc., (“Medcomp”) dated April 2, 2009.  Our right to the Medcomp royalty payments will terminate three years following written clearance by the United States Food and Drug Administration of the Medcomp product that incorporates the VeriChip product.

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

Available Information

We file or furnish with or to the Securities and Exchange Commission (“SEC”) our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to stockholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.positiveidcorp.com as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or any registration statement that incorporates this Annual Report on Form 10-K by reference.

Overview

We have historically developed, marketed and sold RFID systems used in the healthcare market for the identification of people. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault, we focused our strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security. Beginning in early 2011, we ceased acquiring new subscribers to our identity security and credit reporting businesses, and, on July 22, 2011, we completed the sale of the identity security and credit reporting business. Beginning in early 2011 we further focused our strategy on the growth of our HealthID segment, including the continued successful development of GlucoChip, our Easy Check breath glucose measurement device, our iglucose wireless system, and potential strategic acquisition opportunities of businesses that are complimentary to our HealthID business. As a result of the sale of our NationalCreditReport.com business in July 2011, we now operate in one segment, HealthID and are not currently generating revenue.

In May 2011, we acquired MicroFluidic, pursuant to which MicroFluidic became our wholly-owned subsidiary.  MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.

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

Our HealthID segment also included the VeriMed system, which uses the VeriChip which is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the FDA cleared our VeriMed system for use in medical applications in the United States.  We have not actively marketed its VeriMed system since early 2008. In January 2012, we completed the sale of the VeriMed system to VeriTeQ.

ID Security Segment

Our ID Security segment included our Identity Security suite of products, sold through NationalCreditReport.com and our Health Link PHR, business. The NationalCreditReport.com business offered consumers a variety of identity security products and services primarily on a subscription basis. These services helped consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which included credit reports, credit monitoring and credit scores. For our Health Link PHR business, we focused our marketing efforts on partnering with health care providers and exchanges, physicians group, Electronic Medical Record system vendors, and insurers to use Health Link as PHR provided to their patients. In January 2012, we completed the sale of the Health Link PHR business to VeriTeQ.

Our Business

HealthID Business

Our HealthID business includes the GlucoChip, a product that combines a glucose-sensing microtransponder based on our patent number 7,125,382 entitled “Embedded Bio-Sensor System” with an in-vivo glucose sensor. Our patent covers a bio-sensor system that utilizes RFID technology, combining wireless communication with an implantable passively-powered on-chip transponder. We have partnered with Receptors, a technology company whose AFFINITY by DESIGN™ chemistry platform can be applied to the development of selective binding products, to develop an in-vivo glucose sensor to detect glucose levels in the human body. The glucose sensor is intended to be coupled with our microchip to read blood glucose levels through an external scanner. According to the 2011 National Diabetes Fact Sheet, 25.8 million children and adults in the United States, or over 8 percent of the population, have diabetes. The Centers for Disease Control and Prevention predicts that nearly 30 percent of children born after the year 2000 will develop diabetes, and the lifetime risk of developing diabetes for those born in the year 2000 is 35 percent. We believe the successful development and commercialization of our glucose-sensing microchip could negate the need for diabetics to draw blood samples multiple times each day to read their blood glucose levels. We further believe that patients implanted with our glucose-sensing microchip, if successfully developed, could get a rapid reading of their blood sugar with a simple wave of a handheld scanner.

In conjunction with Receptors, we have successfully completed Phase I and Phase II development of the glucose-sensing microchip and are currently in Phase III development. In Phase I, we successfully demonstrated the bench-top format application of the glucose-sensing system to the detection of glucose levels. In Phase II, we expanded on the synthetic competitor agent and Combinatorial Artificial Receptor Array (CARA) binding environment preparation and screening protocols using optimized array and bead workflows. Phase II optimized candidate glucose-sensing systems for sensitivity and selectivity incorporating model matrices into the screen and workflow process. It also optimized the binding environment and competitor agent synthesis, test cut-off membrane technology and demonstrate a bench-scale fluorescence system prototype. In Phase III, we expect to test the biocomatability of the semi-permeable membrane that will encase the GlucoChip.  This testing is being performed in a clinical study at the Diabetes Research Institute.  Preliminary results from the study have demonstrated that the membrane materials to be used with GlucoChip allow for successful movement of glucose from body fluids. Phase III also includes the construction and demonstration of the bench top scale flow system.

In February 2010, we acquired certain intellectual property rights and assets of Easy Check to expand our portfolio of non-invasive glucose-level testing products and diabetes management tools under development. This acquisition included two products under development: the Easy Check breath glucose detection system and the iglucose wireless communication device.

The Easy Check breath glucose test, currently under development, is a non-invasive glucose detection system that measures acetone levels in a patient’s exhaled breath. The association between acetone levels in the breath and glucose is well documented, but previous data on the acetone/glucose correlation has been insufficient for reliable statistics. Easy Check’s breath glucose detection system combines a proprietary chemical mixture of sodium nitroprusside with breath exhalate, which is intended to create a new molecular compound that can be measured with its patent pending technology. We believe that the use of a heavy molecule to generate a chemical reaction that can be reliably measured may prove the close correlation between acetone concentrations found in a patient’s exhaled breath and glucose found in his or her blood. This could eliminate a patient’s need to prick his or her finger multiple times per day to get a blood sugar reading. We recently commenced the first clinical trial of Easy Check, which is being held at Schneider Children’s Medical Center of Israel, a preeminent research hospital. The purpose of the clinical study is to assess the feasibility of Easy Check compared to a standard invasive blood glucose meter and to assess the reliability of Easy Check in measuring blood glucose levels under conditions of altered blood glucose levels.

Our third diabetes management product under development, the iglucose system, uses machine to machine technology to automatically communicate a diabetic’s glucose readings to the iglucose online database. iglucose is intended to provide next generation, real-time data to improve diabetes management and help ensure patient compliance, data accuracy and insurance reimbursement. In addition, we believe that the iglucose wireless communication device is one of the first to provide an automated solution to address the Medicare requirement for durable medical equipment manufacturers and pharmacies to receive glucose level logs and records from certain high-frequency diabetes patients.  In July 2011, we submitted a 510(k) pre-market notification application for our iglucose wireless communication system to the FDA. In November 2011, we obtained FDA clearance, and we expect to launch iglucose commercially in the first half of 2012.

MicroFluidic Systems

In May 2011, we acquired MicroFluidic, pursuant to which MicroFluidic became our wholly-owned subsidiary.  MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security. MicroFluidic’s substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications are complementary to our portfolio of virus detection and diabetes management products. Since its inception, MicroFluidic has received over $45 million in U.S. Government contracts, primarily from DHS. Since our acquisition of MicroFluidic, we have submitted, or are in the process of submitting, bids on various potential U.S. Government contracts totaling in excess of $30 million, and are planning to pursue the DHS’s third generation Biowatch program (for the development of networked, autonomous, bioagent detection systems).  DHS has estimated the first contract period to be five years and has projected the request for proposal for this program will be issued during the third quarter of 2012.

Sales, Marketing and Distribution

Our sales, marketing and distribution plan for our Healthcare products is to align with large medical distribution companies, and either manufacture the products to their specification or license the products and underlying technology to them.

Manufacturing; Supply Arrangements

We have historically outsourced the manufacturing of all the hardware components of our systems to third parties. As of March 26, 2012, we have not had material difficulties obtaining system components. We believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business. We plan to continue to outsource any manufacturing requirements of our current and under development products.

Our products under development include Patent No. 7,125,382 for an “Embedded Bio-Sensor System,” as well as four patents pending covering the following: (i) our Easy Check breath glucose detection device, (ii) our iglucose system, (iii) our Insulin Tracker insulin pen tracking and recording device, and (iv) the interface between a radio frequency powered resonant electromechanical drive and the fluids in the interstitial space of a patient for continuous detection of glucose levels in a patient. We also trademarked the PositiveID, Easy Check, GlucoChip, iglucose and Wireless Body names.  During 2010 and 2011, we incurred $0.8 million and $1.4 million related to research and development and expect to continue such expenditures for the foreseeable future.

We filed a 510(k) application with the FDA related to our first product to market, iglucose, during the third quarter of 2011, and obtained FDA clearance in the fourth quarter of 2011. We expect that each of our other diabetes management products will also require FDA clearance.

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

Government Regulation

Laws and Regulations Pertaining to RFID Technologies

The GlucoChip, which uses our implantable microchip, relies on low-power, localized use of radio frequency spectrum to operate. As a result, we must comply with U.S. Federal Communications Commission (“FCC”), and Industry Canada regulations, as well as the laws and regulations of other jurisdictions governing the design, testing, marketing, operation and sale of RFID devices if and when we sell our products.

U.S. Federal Communications Commission Regulations

Under FCC regulations and Section 302 of the Communications Act, RFID devices must be authorized and comply with all applicable technical standards and labeling requirements prior to being marketed in the United States. The FCC’s rules prescribe technical, operational and design requirements for devices that operate on the electromagnetic spectrum at very low powers. The rules ensure that such devices do not cause interference to licensed spectrum services, mislead consumers regarding their operational capabilities or produce emissions that are harmful to human health. Our RFID devices are intentional radiators, as defined in the FCC’s rules. As such, our devices may not cause harmful interference to licensed services and must accept any interference received. We must construct all equipment in accordance with good engineering design as well as manufacturers’ practices.

Manufacturers of RFID devices must submit testing results and/or other technical information demonstrating compliance with the FCC’s rules in the form of an application for equipment authorization. The FCC processes each application when it is in a form acceptable for filing and, upon grant, issues an equipment identification number. Each of our RFID devices must bear a label which displays the equipment authorization number, as well as specific language set forth in the FCC’s rules. In addition, each device must include a user manual cautioning users that changes or modifications not expressly approved by the manufacturer could void the equipment authorization. As a condition of each FCC equipment authorization, we warrant that each of our devices marked under the grant and bearing the grant identifier will conform to all the technical and operational measurements submitted with the application. RFID devices used and/or sold in interstate commerce must meet these requirements or the equipment authorization may be revoked, the devices may be seized and a forfeiture may be assessed against the equipment authorization grantee. The FCC requires all holders of equipment authorizations to maintain a copy of each authorization together with all supporting documentation and make these records available for FCC inspection upon request. The FCC may also conduct periodic sampling tests of equipment to ensure compliance. We believe we are in substantial compliance with all FCC requirements applicable to our products and systems which are offered for sale or lease in the United States.

Regulation by the FDA

We filed a 510(k) application with the FDA related to our first product to market, iglucose, during the third quarter of 2011, and obtained FDA clearance in the fourth quarter of 2011. We expect that each of our other diabetes management products will also require FDA clearance.

FDA Premarket Clearance and Approval Requirements. Generally speaking, unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, or a premarket approval application (“PMA”), from the FDA. Medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk to the patient associated with the medical device and the extent of control needed to ensure its safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II. The manufacturer of a Class II device is typically required to submit to the FDA a premarket notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are generally placed in Class III, requiring premarket approval.

Pervasive and Continuing Regulation. After a medical device is placed on the market, numerous regulatory requirements continue to apply. These include:

●
quality system regulations (“QSR”), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of regulated products for uncleared, unapproved or off-label uses;

●	clearance or approval of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use;

●
medical device reporting (“MDR”), regulations, which require that a manufacturer report to the FDA if the manufacturer’s device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

●	medical device tracking requirements apply when the failure of the device would be reasonably likely to have serious adverse health consequences.

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

Federal False Claims Act

We may become subject to the Federal False Claims Act (“FCA”). The FCA imposes civil fines and penalties against anyone who knowingly submits or causes to be submitted to a government agency a false claim for payment. The FCA contains so-called “whistle-blower” provisions that permit a private individual to bring a claim, called a qui tam action, on behalf of the government to recover payments made as a result of a false claim. The statute provides that the whistle-blower may be paid a portion of any funds recovered as a result of the lawsuit.

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

Laws and Regulations Governing Privacy and Security

There are various federal and state laws and rules regulating the protection of consumer and patient privacy.  We have never been challenged by a governmental authority under any of these laws and believe that our operations are in material compliance with such laws.  However, because of the far reaching nature of these laws, there can be no assurance that we would not be required to alter one or more of our systems and data security procedures to be in compliance with these laws.  Our failure to protect health information received from customers could subject us to civil or criminal liability and adverse publicity and could harm or business and impair our ability to attract new customers.

U.S. Federal Trade Commission Oversight

An increasing focus of the United States Federal Trade Commission’s (“FTC”) consumer protection regulation is the impact of technological change on protection of consumer privacy. Under the FTC’s statutory authority to prosecute unfair or deceptive acts and practices, the FTC vigorously enforces promises a business makes about how personal information is collected, used and secured. Since 1999, the FTC has taken enforcement action against companies that do not abide by their representations to consumers of electronic security and privacy. More recently, the FTC has found that failure to take reasonable and appropriate security measures to protect sensitive personal information is an unfair practice violating federal law. In the consent decree context, offenders are routinely required to adopt very specific cyber security and internal compliance mechanisms, as well as submit to twenty years of independent compliance audits. Businesses that do not adopt reasonable and appropriate data security controls have been found liable for as much as $10 million in civil penalties and $5 million in consumer redress.

In 2009, the FTC issued rules requiring vendors of personal health records to notify customers of any breach of unsecured, individually identifiable health information.  Also, a third party service provider of such vendors or entities that experiences a breach must notify such vendors or entities of the breach.  If we experience a breach of our systems containing personal health records, we will be required to provide these notices and may be subject to penalties.  Violations of these requirements may be prosecuted by the FTC as an unfair or deceptive act or practice and could result in significant harm to our reputation.

Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act of 2009

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations ("HIPAA") govern how various entities and individuals can use and disclose protected health information.  If we begin transmitting individually identifiable health information in connection with certain standard transactions regulated by HIPAA, we would likely have to implement a HIPAA compliance program to ensure our uses and disclosures of health information are done in accordance with the regulations.  Under the federal Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), we may be subject to certain federal privacy and security requirements relating to individually identifiable health information we maintain. We may be required to enter into written business associate agreements with certain health care providers and health plans relating to the privacy and security of protected health information, to the extent our customers are covered entities under HIPAA and to the extent we receive, use or disclose protected health information on their behalf. Under the HITECH Act, we would be required by federal law to comply with those business associate agreements, as well as certain privacy and security requirements found in HIPAA and the HITECH Act as they relate to our activities as a business associate.  If we are a covered entity or business associate under HIPAA and the HITECH Act, compliance with those requirements would require us to, among other things, conduct a risk analysis, implement a risk management plan, implement policies and procedures, and conduct employee training. The HITECH Act would also require us to notify patients or our customers, to the extent that they are covered entities subject to HIPAA, of a breach of privacy or security of individually identifiable health information. Breaches may also require notification to the Department of Health and Human Services and the media. Experiencing a breach could have a material impact on our reputation.  The standards under HIPAA and the HITECH Act could be interpreted by regulatory authorities in ways that could require us to make material changes to our operations.  Failure to comply with these federal privacy and security laws could subject us to civil and criminal penalties.

State Legislation

Many states have privacy laws relating specifically to the use and disclosure of healthcare information. Federal healthcare privacy laws may preempt state laws that are less restrictive or offer fewer protections for healthcare information than the federal law if it is impossible to comply with both sets of laws. More restrictive or protective state laws still may apply to us, and state laws will still apply to the extent that they are not contrary to federal law. Therefore, we may be required to comply with one or more of these multiple state privacy laws. Statutory penalties for violation of these state privacy laws varies widely. Violations also may subject us to lawsuits for invasion of privacy claims, or enforcement actions brought by state Attorneys General. We have not conducted an exhaustive examination of these state laws.

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

Regulation of Government Bid Process and Contracting

Contracts with federal governmental agencies are obtained by MicroFluidic primarily through a competitive proposal/bidding process. Although practices vary, typically a formal Request for Proposal is issued by the governmental agency, stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews proposals and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract. The committees consider a number of factors, including the technical quality of the proposal, the offered price and the reputation of the bidder for providing quality care. The award of a contract may be subject to formal or informal protest by unsuccessful bidders through a governmental appeals process. Our contracts with governmental agencies often require us to comply with numerous additional requirements regarding recordkeeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding confidential information, management qualifications, professional licensing requirements and other matters. If a violation of the terms of an applicable contractual provision occurs, a contractor may be disbarred or suspended from obtaining future contracts for specified periods of time. We have never been disbarred or suspended from seeking procurements by any governmental agency.

Health Care Reform

The Patient Protection and Affordable Care Act ("Affordable Care Act") will likely have a dramatic affect on health care financing and insurance coverage for Americans.  A portion of the Affordable Care Act, referred to as the "Physician Sunshine Payment" provisions, requires applicable manufacturers of drugs, devices, biological, or medical supplies covered under Medicare, Medicaid or the Children's Health Insurance Program to report annually to the Department of Health and Human Services certain payments or other transfers of value to physicians and teaching hospitals. They also require applicable manufacturers and applicable group purchasing organizations to report certain information regarding the ownership or investment interests held by physicians or the immediate family members of physicians in such entities.  Proposed rules implementing the Physician Sunshine Payment provisions were issued on December 19, 2011.   In light of the scope of health care reform and the Affordable Care Act, a pending challenge before the United States Supreme Court, and the uncertainties associated with how it will be implemented on the state and federal level, we cannot predict its impact on the PositiveID at this time.

Interoperability Standards

The HITECH Act requires meaningful use of certified health information technology products in order to receive certain stimulus payments or incentives from the federal government.  Regulations implementing these meaningful use standards are in various stages of development.  There is an increasing need for health care providers, government agencies, and others in the health care industry to use computer communication and recordkeeping technology that is compatible with other systems.  Many states are developing systems for health information exchange.  To the extent that customers, government entities, and other stakeholders demand that our products, such as iglucose, be compatible with various communication systems, we could be required to incur costs and delays in developing and upgrading our software and products.

Employees

As of March 26, 2012, we had 17 employees, of whom 10 were in management, finance and administration, 6 in medical and business development, and 1 in customer support. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Risks Related to the Operations and Business of PositiveID

We have a history of losses and expect to incur additional losses in the future. We are unable to predict the extent of future losses or when we will become profitable.

For the years ended December 31, 2010 and 2011, we experienced net losses of $15.9 million and $16.5 million, respectively, and our accumulated deficit at December 31, 2011 was $86.0 million. We reported no revenue or gross profit from continuing operations for the year ended December 31, 2011. Until one or more of the products under development in our HealthID business is successfully brought to market, we do not anticipate generating significant revenue or gross profit. Further, MicroFluidic reported no revenue or gross profit during the period from the date of acquisition of May 23, 2011 through December 31, 2011 as it had no active contracts during this period. MicroFluidic has submitted, or is the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

We expect to continue to incur operating losses for the near future. Our ability in the future to achieve or sustain profitability is based on a number of factors, many of which are beyond our control. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

Our financial statements indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern.

Our audited financial statements for the year ended December 31, 2011 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of our HealthID products, the operations of MicroFluidic, and working capital requirements. If we cannot continue as a going concern, our stockholders may lose their entire investment.

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

MicroFluidic has submitted, or is in the process of submitting, bids on various potential U.S. Government contracts totaling in excess of $30 million. We bid on government contracts through a formal competitive process in which we may have many competitors. If awarded, upon expiration, these contracts may be subject, once again, to a competitive renewal process if applicable. We may not be successful in winning contract awards or renewals in the future. Our failure to renew or replace existing contracts when they expire could have a material adverse effect on our business, financial condition, or results of operations.

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

There have been changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, and new regulations promulgated by the SEC. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Our board members and executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we could be subject to liability under applicable laws or our reputation may be harmed.

We depend on key personnel to manage our business effectively, and, if we are unable to hire, retain or motivate qualified personnel, our ability to design, develop, market and sell our systems could be harmed.

Our future success depends, in part, on certain key employees, including William J. Caragol, our chairman of the Board of Directors and chief executive officer and Bryan D. Happ, our chief financial officer, as well as key technical and operations personnel, and on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel may seriously harm our business, financial condition and results of operations. In addition, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly operations, finance, accounting, sales and marketing personnel, may also seriously harm our business, financial condition and results of operations. Our ability to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities and Exchange Act of 1934, or the Exchange Act, which includes the filing with the SEC of periodic reports, proxy statements and other documents relating to our business, financial conditions and other matters, even though compliance with such reporting requirements is economically burdensome.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

As of March 26, 2012, our current directors and executive officers beneficially owned, in the aggregate, approximately 4.9% of our outstanding voting securities and our former chairman of the Board of Directors beneficially owns approximately 36.3% of our outstanding voting securities as of March 26, 2012. In addition, we are required to issue 5,000,000 shares of restricted common stock to our chief executive officer and current chairman of the Board of Directors pursuant to his amended employment and non-compete agreement dated December 7, 2011. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of the Board of Directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of PositiveID that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Risks Related to Our Product Development Efforts

We and our development partner Receptors are in the early stages of developing an in vivo glucose-sensing RFID microchip, the effectiveness of which is unproven.

We and our development partner, Receptors, are engaged in the research and development of applying Receptors’ patented AFFINITY by DESIGNTM CARATM platform to the research and development of an in vivo glucose-sensing RFID microchip. The effectiveness of this sensor/microchip system is yet to be determined. As a result, there can be no assurance that we and Receptors will be able to successfully employ this development-stage product as a diagnostic solution for the detection of glucose in vivo. Any failure to establish the efficacy or safety of this development-stage product could have a material adverse effect on our business, results of operations, and financial condition.

Our product research and development activities may not result in a commercially-viable in vivo glucose-sensing RFID microchip, Easy Check breath glucose detection system, or iglucose wireless communication device.

All of our products are in the early stages of development, and are therefore prone to the risks of failure inherent in diagnostic product development. We or Receptors may be required to complete and undertake significant clinical trials to demonstrate to the FDA that these products are safe and effective to the satisfaction of the FDA and other non-United States regulatory authorities for their respective, intended uses, or are substantially equivalent in terms of safety and effectiveness to existing, lawfully-marketed, non-premarket approved devices. Clinical trials are expensive and uncertain processes that often take years to complete. Failure can occur at any stage of the process, and successful early positive results do not ensure that the entire clinical trial or later clinical trials will be successful. Product candidates in clinical-stage trials may fail to show desired efficacy and safety traits despite early promising results. If the research and development activities of us or Receptors do not result in commercially-viable products, our business, results of operations, financial condition, and stock price could be adversely affected.

Even if the FDA or similar non-United States regulatory authorities grant us regulatory approval of a product, the approval may take longer than we anticipate and may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing follow up studies. Moreover, if we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

We anticipate future losses and will require additional financing, and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We anticipate future losses and therefore may be dependent on additional financing to execute our business plan. In particular, we will require additional capital to continue to conduct the research and development and obtain regulatory clearances and approvals necessary to bring any future products to market and to establish effective marketing and sales capabilities for existing and future products. Our operating plan may change, and we may need additional funds sooner than anticipated to meet our operational needs and capital requirements for product development, clinical trials and commercialization. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may terminate or delay the development of one or more of our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. Therefore, we do not know whether any planned development phases or clinical trials for the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, or the iglucose wireless communication device will be completed on schedule, or at all. Furthermore, we cannot guarantee that any planned development phases or clinical trials will begin on time or at all.

Our future capital requirements will depend on many factors, including: the costs of expanding our sales and marketing infrastructure and manufacturing operations; the degree of success we experience in developing and commercializing the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, and the iglucose wireless communication device; the number and types of future products we develop and commercialize; the costs, timing and outcomes of regulatory reviews associated with our current and future product candidates; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and the extent and scope of our general and administrative expenses.

Our future product development efforts may not yield marketable products due to results of studies or trials, failure to achieve regulatory approvals or market acceptance, proprietary rights of others or manufacturing issues.

Development of a product candidate requires substantial technical, financial and human resources. Our potential product candidates may appear to be promising at various stages of development yet fail to timely reach the market for a number of reasons, including: the lack of adequate quality or sufficient prevention benefit, or unacceptable safety during preclinical studies or clinical trials; our or our collaborative development partners’ failure to receive necessary regulatory approvals on a timely basis, or at all; the existence of proprietary rights of third parties; or the inability to develop manufacturing methods that are efficient, cost-effective and capable of meeting stringent regulatory standards.

Our industry changes rapidly as a result of technological and product developments, which may quickly render our product candidates less desirable or even obsolete. If we are unable or unsuccessful in supplementing our product offerings, our revenue and operating results may be materially adversely affected.

The industry in which we operate is subject to rapid technological change. The introduction of new technologies in the market, including the delay in the adoption of these technologies, as well as new alternatives for the delivery of products and services will continue to have a profound effect on competitive conditions in this market. We may not be able to develop and introduce new products, services and enhancements that respond to technological changes on a timely basis. If our product candidates are not accepted by the market as anticipated, if at all, our business, operating results, and financial condition may be materially and adversely affected.

If we or Receptors are unable to develop and later market the products under development in a timely manner or at all, or if competitors develop or introduce similar products that achieve commercialization before our products enter the market, the demand for our products may decrease or the products could become obsolete.

Our products will operate in competitive markets, where competitors may already be well established. We expect that competitors will continue to innovate and to develop and introduce similar products that could be competitive in both price and performance. Competitors may succeed in developing or introducing similar products earlier than us or Receptors, obtaining regulatory approvals and clearances for such products before our products are approved and cleared, or developing more effective products. In addition, competitors may have products that have already been approved or are in a stage of advanced development, which may achieve commercialization before our products enter the market.

If a competitor’s products reach the market before our products, they may gain a competitive advantage, impair the ability of us or Receptors to commercialize the products, or render the products obsolete. There can be no assurance that developments by competitors will not render our products obsolete or noncompetitive. Our financial performance may be negatively impacted if a competitor’s successful product innovation reaches the market before our products or gains broader market acceptance.

We believe that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing. There is no guarantee that we or Receptors will be successful in maintaining these advantages. Nor is there any guarantee that we or Receptors will be successful in completing development of our products in any clinical trials or in achieving sales of our products, or that future margins on such products will be acceptable.

Risks Occasioned by the Xmark Transaction

We will be unable to compete with Xmark’s business for four years from the date of closing.

We have agreed that, for a period of four years after the closing of the Xmark Transaction, or July 2012, we will not (i) directly or indirectly participate with, control or own an interest in any entity that is engaged in the business of manufacturing, selling, financing, supplying, marketing or distributing infant security systems, wander prevention systems, asset/personnel and identification systems, and vibration monitoring instruments anywhere in the world or (ii) solicit, induce, encourage or attempt to persuade any employee of Xmark to terminate his or her employment relationship with Xmark, or offer to hire any Xmark employee. Our VeriMed business is not deemed to compete with Xmark’s business. However, the non-compete provisions will restrict our ability to engage in any business that competes with Xmark’s business until July 2012.

We may be liable for pre-closing period tax obligations of Xmark.

In January 2010, Stanley, who purchased Xmark from us, received a notice from the Canadian Revenue Agency (the “CRA”) that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. This review covers all periods that we owned Xmark. In February 2011, and as revised on November 9, 2011, Stanley received a notice from the CRA that the CRA completed its review of the Xmark returns and was questioning certain deductions on the tax returns under review. In November and December 2011, the CRA and the Ministry of Revenue of the Province of Ontario issued notices of reassessment confirming the proposed adjustments. The total amount of the income tax reassessments for the 2006-2008 tax years, including both provincial and federal reassessments, plus interest, was approximately $1.4 million. In addition, on January 20, 2012, we received an indemnification claim notice from Stanley related to the matter. We do not agree with the position taken by the CRA and filed a formal appeal related to the matter on March 8, 2012. Based on our review of the correspondence and evaluation of the supporting detail, we believe that we have adequately accrued for this dispute. However, there can be no assurance that the ultimate resolution of this dispute will not have a material negative impact on our historical tax liabilities or results of operations.

Industry and Business Risks Related to Our HealthID Business

We may never achieve market acceptance or significant sales of our healthcare products or systems.

Through December 31, 2011, substantially all of our HealthID products were under development and had generated only nominal revenue. We may never achieve market acceptance or more than nominal or modest sales of these products and systems.

We are currently focused on the development of the glucose sensing microchip and the development of other sensor applications, and our iglucose and Easy Check systems and are considering and will review other strategic opportunities. However, there can be no assurance that we will be able to successfully develop or implement such options or strategic alternatives.

Implantation of our implantable microchip may be found to cause risks to a person’s health, which could adversely affect sales of our systems that incorporate the implantable microchip.

The implantation of our implantable microchip may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. There have been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals. If more people are implanted with our implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could result in negative publicity could damage our business reputation, leading to loss in sales of our other systems targeted at the healthcare market which would harm our business and negatively affect our prospects.

In connection with its acquisition of our VeriChip business, VeriTeQ agreed to indemnify us for any liabilities relating to our implantable microchip. If VeriTeQ is unable to fulfill indemnity obligations, we would be responsible for payment of such liabilities, which could have a material adverse impact on our financial condition.

Risks Related to Our Common Stock

We failed to meet applicable Nasdaq Stock Market requirements and as a result our stock was delisted by the Nasdaq Stock Market, which could adversely affect the market liquidity of our common stock and harm our businesses.

We were out of compliance with Nasdaq’s minimum bid price requirement since the second half of 2010.  As of June 30, 2011, we did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. On August 11, 2011, we were granted a temporary extension of time, as permitted under Nasdaq's Listing Rules, to comply with the $1.00 per share minimum bid price requirement for continued listing, which is typically accomplished by means of a reverse stock split. On August 26, 2011, we received the requisite favorable vote of our stockholders with respect to the proposal to authorize our Board of Directors, in its discretion, to amend our certificate of incorporation to effect a reverse stock split of our common stock; however, for various reasons, the Board of Directors decided to not effect a reverse stock split.

On August 31, 2011, we received notification that our stock was being delisted from The Nasdaq Capital Market in connection with a bid price deficiency. On September 1, 2011, our common stock began trading on the OTC Bulletin Board under the trading symbol PSID.OB. We continue to file periodic reports with the SEC in accordance with the requirements of Section 12(g) of the Exchange Act, as amended.

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

Future sales of capital stock may cause our stock price to fall, including sales of shares to Ironridge pursuant to previous financing agreements with Ironridge and the resale of such shares by Ironridge.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 26, 2012, we had 107,647,718 shares of common stock outstanding and we had warrants to purchase 304,000 shares of common stock and options to purchase 4,148,992 shares of common stock outstanding. All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless sold by our affiliates. In addition, we are required to issue 5,000,000 shares of restricted common stock issuable to our chief executive officer and current chairman of the Board of Directors pursuant to his amended employment and non-compete agreement dated December 7, 2011.

On July 28, 2011, we sold 6,811,989 shares of our common stock to Ironridge Global Technology, an affiliate of Ironridge, under the common stock purchase agreement between us and Ironridge Global Technology dated July 27, 2011. We also sold to Ironridge Global III, LLC, an affiliate of Ironridge (“Ironridge Global”), 1,500 shares of our Series F Preferred Stock under the preferred stock purchase agreement between us and Ironridge Global dated July 27, 2011, of which 1,000 shares of our Series F Preferred Stock are outstanding. Additionally, we sold 500 shares of our Series H Stock to Ironridge pursuant to the Preferred Stock Purchase Agreement, of which 159 shares of our Series H Stock are outstanding. The shares of common stock Ironridge Global IV, Ltd., Ironridge Global and Ironridge may receive under these agreements are freely tradable and they may promptly sell the shares we issue to them in the public markets. Such sales, and the potential for such sales, could cause the market price of our shares to decline significantly.

We do not anticipate declaring any cash dividends on our common stock.

In July 2008 we declared, and in August 2008 we paid, a special cash dividend of $15.8 million on our capital stock. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board of Directors may deem relevant. In addition, our Certificates of Designation for shares of Series C, Series F and Series H Preferred Stock prohibit the payment of cash dividends on our common stock while any such shares of preferred stock are outstanding.

Our shares may be defined as "penny stock," the rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Shares of our common stock may be defined as a “penny stock” under the Exchange Act, and rules of the SEC.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in this offering in the public markets.

The success and timing of development efforts, clinical trials, regulatory approvals, product introductions, collaboration and licensing arrangements, any termination of development efforts and other material events could cause volatility in our stock price.

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to):

●	success or lack of success of the development partnership between us and Receptors and related development costs;

●
success or lack of success and timing of regulatory filings and approvals for the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, and the iglucose wireless communication device;

●
success or lack of success and timing of commercialization and product introductions of the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, and the iglucose wireless communication device;

●	introduction of competitive products into the market;

●	results of clinical trials for the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, and the iglucose wireless communication device;

●
a finding that Receptors’ patented AFFINITY by DESIGNTM CARATM platform, or patents related to the Easy Check breath glucose detection system or the iglucose wireless communication device are invalid or unenforceable;

●	a finding that the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, and the iglucose wireless communication device infringes the patents of a third party;

●	our ability to obtain patents on the Easy Check breath glucose detection system and the iglucose wireless communication device;

●	payment of any royalty payments under licensing agreements;

●	unfavorable publicity regarding us, Receptors, or either of the companies’ products or competitive products;

●
termination of development efforts for the GlucoChip, which is the in vivo glucose-sensing RFID microchip, the Easy Check breath glucose detection system, or the iglucose wireless communication device;

●	timing of expenses we may incur with respect to any license or acquisition of products or technologies; and

●	termination of development efforts of any product under development or any development or collaboration agreement.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Our financing transactions with Optimus may be deemed to be in violation of Section 5 of the Securities Act, and as a result security holders that purchased shares from Optimus may have the right to rescind their purchase of such securities.

Under the terms of the Preferred Stock Purchase Agreements with Optimus, we were able to sell convertible preferred shares, from time to time in one or more tranches, to Optimus.  We believe the sale of the convertible preferred stock to Optimus was made in compliance with Rule 506 of Regulation D.  From time to time and at our sole discretion, we could present Optimus with a notice to purchase such convertible preferred shares. Optimus was obligated to purchase such convertible preferred shares on the twentieth trading day after the notice date, subject to satisfaction of certain closing conditions.  R & R Consulting Partners, LLC, a company controlled by Scott R. Silverman, our former chairman and chief executive officer, Mr. Silverman, and William J. Caragol, our then chief financial officer, loaned shares of common stock they personally owned to Optimus.  We were advised by Optimus that Optimus would then sell the borrowed shares into the market and use the proceeds from the sale of such shares to fund the purchase of the preferred stock under the Preferred Stock Purchase Agreements. On or after the six month anniversary of the issuance date, the preferred stock could be converted by us into shares of our common stock and the lending stockholders could simultaneously demand return of the borrowed shares from Optimus.  Optimus was able to use the shares it received upon conversion of the convertible preferred shares to replace the borrowed shares.

If the resale of the borrowed shares by Optimus is not deemed to be a valid secondary offering by Optimus, and is deemed to be an unregistered offering by us with Optimus acting as an underwriter in violation of  Section 5 of the Securities Act stockholders who purchased these securities would have a number of remedies available to them, including the right to rescind the purchase of those securities.

We do not believe that the Optimus transaction violated Section 5 since the transaction consisting of the loan of the shares was registered on the Registration Statements on Form S-3 (File No. 333-157696) and (File No. 333-168085), or the Registration Statements, initially filed with the SEC on March 4, 2009 and July 13, 2010, respectively, and declared effective by the SEC on March 12, 2009 and July 22, 2010, respectively.  The lending stockholders loaned the borrowed shares to Optimus.  Then, Optimus was added as a new selling stockholder to the Registration Statements by prospectus supplements under Rule 424(b) of the Securities Act dated September 29, 2009 and March 14, 2011, respectively.

Since Optimus acquired the shares from the lending stockholders, who were previously named in the Registration Statements, and there was no change in the aggregate number of securities or dollar amount registered, we believe Optimus was properly added as a selling stockholder.  As a result, we believe that the resale of the borrowed shares by Optimus was properly registered and was not a violation of Section 5.

Additionally, we believe that the statute of limitations period applicable to potential claims for rescission under the Securities Act is one year commencing on the date of violation of the federal registration requirements. We believe that the one year federal statute of limitations on sales of shares of our common stock has expired for sales made under the 2009 Optimus transaction, and we believe the federal statute of limitations on sales of shares of common stock will expire in 2012 for sales made under the March 2011 Optimus transaction. Statutes of limitations under state laws vary by state, with the limitation time period under many state statutes not typically beginning until the facts giving rise to a violation are known. Our disclosure in this prospectus is not an admission that we did not comply with any federal and state registration or disclosure requirements nor is it a waiver by us of any applicable statute of limitations or any potential defense we may have.  If we are required to pay security holders who  could opt to rescind their purchase of such securities, it would have a material adverse effect on our financial condition and results of operations. We are not presently able to accurately determine an estimated amount for any potential rescission liability associated with the resale of the loaned shares by Optimus in the event that the transaction were to be found to violate Section 5 of the Securities Act as we do not have knowledge of the amount and timing of such resales, nor information regarding the state or states in which such resales may have occurred.  We know that Optimus sold all of the 6,200,000 loaned shares it received.  We believe that the range of prices at which Optimus sold the loaned shares was between $0.50-$3.22 per share related to the 2009 Optimus transactions and between $0.11-$0.63 per share related to the 2011 Optimus transaction. No adjustment has been made in our consolidated financial statements related to the outcome of this contingency.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 8,000 square feet of office space, which space is utilized by our one segment, under a lease that expires on October 1, 2015. Our MicroFluidic subsidiary is based in Pleasanton, California, where we lease approximately 6,250 square feet of office space under a lease that expires on April 30, 2015.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “PSID.OB.”  On March 23, 2012, the last reported bid price of our common stock was $0.11 per share.  The following table presents the high and low bid price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2012	High	Low
Quarter ended March 31, 2012 (through March 23, 2012)	$0.19	$0.10

Fiscal Year Ended December 31, 2011	High	Low
Quarter ended December 31, 2011	$0.30	$0.11
Quarter ended September 30, 2011	$0.42	$0.16
Quarter ended June 30, 2011	$0.51	$0.27
Quarter ended March 31, 2011	$1.09	$0.42

Fiscal Year Ended December 31, 2010	High	Low
Quarter ended December 31, 2010	$0.75	$0.50
Quarter ended September 30, 2010	$1.15	$0.63
Quarter ended June 30, 2010	$1.58	$0.91
Quarter ended March 31, 2010	$1.99	$0.98

Holders

According to the records of our transfer agent, as of March 23, 2012, there were approximately 62 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

In July 2008, we declared and in August 2008, we paid a special cash dividend of $15.8 million on our capital stock. Any future determination with respect to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board of Directors may deem relevant.  In addition, our Certificates of Designation for shares of Series C, Series F and Series H Preferred Stock prohibit the payment of cash dividends on our common stock while any such shares of preferred stock are outstanding.

Equity Compensation Plan Information

The following table presents information regarding options and rights outstanding under our compensation plans as of December 31, 2011:

(c)
Number of
securities
remaining
	(a)	(b)	available for
	Number of	Weighted-	future issuance
	securities to be	average	under equity
	issued upon	exercise price	compensation
	exercise of	per share of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
Plan Category(1)	rights	rights	column (a))
Equity compensation plans approved by security holders	3,835,870	$1.17	5,191,019
Equity compensation plans not approved by security holders(2)	313,122	$6.83	—
Total	4,148,992	$1.60	5,191,019

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 5 to our consolidated financial statements for the year ended December 31, 2011.
(2)
We have made grants outside of our equity plans and have outstanding options exercisable for 313,122 shares of our common stock. These options were granted as an inducement for employment or for the rendering of consulting services.

Sales of Unregistered Securities

On October 14, 2011, we issued 1,300,000 shares of our common stock to Vista Partners LLC in connection with an advisory services agreement.

On October 17, 2011, we issued 3,500,000 shares of our common stock to Optimus Capital Partners, LLC under the Amended and Restated Convertible Preferred Stock Purchase Agreement with Optimus Capital Partners, LLC dated March 14, 2011.

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

Overview

We have historically developed, marketed and sold RFID systems used for the identification of people in the healthcare market.  Beginning in early 2011, we have focused our strategy on the growth of our HealthID business, including the continued development of our GlucoChip, our Easy Check breath glucose detection device, our iglucose wireless communication system, and potential strategic acquisition opportunities of businesses that are complementary to our HealthID business.

In May 2011 and consistent with this strategy, we acquired MicroFluidic, pursuant to which MicroFluidic became our wholly-owned subsidiary.  MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security. MicroFluidic’s substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications are complementary to our portfolio of virus detection and diabetes management products. Since its inception, MicroFluidic has received over $45 million in U.S. Government contracts, primarily from the DHS. Since our acquisition of MicroFluidic, we have submitted, or are in the process of submitting, bids on various potential U.S. Government contracts totaling in excess of $30 million, and are planning to pursue the DHS’s third generation Biowatch program (for the development of networked, autonomous, bioagent detection systems).  DHS has estimated the first contract period to be five years and has projected the Request for Proposal for this program will be issued during the third quarter of 2012.

HealthID Business

Our HealthID business is currently focused on the development of three products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors LLC, or Receptors, (2) iglucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s data-capable glucometer for blood glucose data and sends that data via machine-to-machine technology to the iglucose online database, and (3) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels.

In July 2011, we submitted a 510(k) pre-market notification application for our iglucose wireless communication system to the FDA. In November 2011, we obtained FDA clearance, and we expect to launch iglucose commercially in the first half of 2012.

Through the end of 2011, our HealthID business also included the VeriMed system, which uses an implantable passive RFID microchip, the VeriChip, that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the FDA cleared our VeriMed system for use in medical applications in the United States. We had not actively marketed the VeriMed system since early 2008.

On January 11, 2012, we contributed certain assets and liabilities related to the VeriChip business, as well as all of our assets and liabilities relating to our Health Link business, which is a patient-controlled, online repository to store personal health information, to our wholly-owned subsidiary Animal Health.  We ceased actively marketing the VeriChip business in January 2008 and the Health Link business in September 2010. The term “VeriChip business” does not include the GlucoChip or any product or application involving blood glucose detection or diabetes management.

On January 11, 2012, VeriTeQ, which is owned and controlled by Mr. Silverman, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000 and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest.  In connection with the sale, we entered into the License Agreement with VeriTeQ dated January 11, 2012 which grants VeriTeQ a license to utilize our bio-sensor implantable RFID device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management.  We will receive royalties in the amount of ten percent on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the patent, and a royalty of twenty percent on gross revenues that are generated under the Development and Supply Agreement between us and Medcomp, dated April 2, 2009.  Our right to the Medcomp royalty payments terminate three years following written clearance by the United States Food and Drug Administration of the Medcomp product that incorporates the VeriChip product.

ID Security Business

 Our ID Security business included our Identity Security suite of products, sold through our NationalCreditReport.com brand and Health Link PHR business. Our NationalCreditReport.com business was acquired in conjunction with the acquisition of Steel Vault in November 2009. NationalCreditReport.com offered consumers a variety of identity security products and services primarily on a subscription basis. These services helped consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which included credit reports, credit monitoring and credit scores. Beginning in early 2011, we ceased acquiring new subscribers to our identity security and credit reporting businesses, and on July 22, 2011, we completed the sale of the identity security and credit reporting business for total consideration of $750,000.

As a result of the sale of our NationalCreditReport.com business in July 2011, we now operate in one segment and are not currently generating revenue.

Results of Operations

Overview

In connection with our decision to sell the NationalCreditReport.com business in the second quarter of 2011, we classified certain assets of the subsidiary as held for sale in our consolidated balance sheets, and have presented its results of operations as discontinued operations in our consolidated statements of operations for the years ended December 31, 2011 and 2010. Since the sale of NationalCreditReport.com, we are not currently generating revenue.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the year ended December 31, 2011 and a minimal level of revenue and gross profit from continuing operations for the year ended December 31, 2010. Until one or more of the products under development in our HealthID business is successfully brought to market, we do not anticipate generating significant revenue or gross profit. Further, MicroFluidic reported no revenue or gross profit during the period from the date of acquisition of May 23, 2011 through December 31, 2011 as it had no active contracts during this period. MicroFluidic has submitted, or is the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

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

Selling, general and administrative expense increased by approximately $1.1 million, or 12%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The increase was primarily attributable to incremental expense from the MicroFluidic operations since the date of the acquisition, including approximately $0.6 million of direct costs related to the acquisition, and amortization of intangible assets related to the MicroFluidic acquisition, offset in part by a decrease in stock-based compensation for the period.

Stock-based compensation included in selling, general and administrative expense totaled approximately $3.2 million and $4.5 million for the years ended December 31, 2011 and 2010, respectively.

Research and Development

Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our project partners and acquisition of in process research and development.  We seek to structure our research and development on a project basis to allow the management of costs and results on a discrete short term project basis.  This may result in quarterly expenses that rise and fall depending on the underlying project status.  We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time.

Research and development expense decreased by approximately $0.6 million, or 44%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was primarily attributable to a decrease in stock-based compensation to consultants and our research and development project partners and a decrease in expensed in-process research and development.

Stock-based compensation included in research and development expense totaled approximately $0.2 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively.

Stock Compensation to Related Party

In connection with amendments to our former chief executive officer’s employment agreement relating to his ceasing to be our chief executive officer and chairman of the Board, we recorded non-cash charges totaling approximately $4.9 million in the third and fourth quarters of 2011 related to the value of stock to be issued to the individual pursuant to the amendment.

Loss from Discontinued Operations

Loss from discontinued operations totaled approximately $57,000 and $4.9 million for the years ended December 31, 2011 and 2010, respectively. Historical revenue related to the NationalCreditReport.com business and included in the loss from discontinued operations totaled approximately $1.0 million and $3.0 million for the years ended December 31, 2011 and 2010, respectively.

In connection with the decision to sell the NationalCreditReport.com business, the carrying value of the subsidiary’s net assets was written down to their estimated fair value, determined based upon the proceeds realized upon the sale in July 2011. As a result, an impairment of the carrying value of intangible assets of approximately $0.6 million was recognized during the second quarter of 2011 and is included in the loss from discontinued operations for the year ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2011, cash and cash equivalents totaled approximately $28,000 compared to cash and cash equivalents of approximately $1.8 million at December 31, 2010.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $6.7 million during the year ended December 31, 2011 and approximately $7.2 million during the year ended December 31, 2010, primarily to fund operating losses. Net cash used in discontinued operations was approximately $0.5 million and $3.2 million during the years ended December 31, 2011 and 2010, respectively.

Cash Flows from Investing Activities

Investing activities provided cash of approximately $0.7 million for the year ended December 31, 2011, primarily related to proceeds received from the sale of NationalCreditReport.com. Net cash used in investing activities was not significant for the year ended December 31, 2010.

Cash Flows from Financing Activities

Financing activities provided net cash of approximately $4.3 million and $2.5 million during the years ended December 31, 2011 and 2010, respectively, primarily related to proceeds from the issuance of preferred stock under the financing agreements with Socius CG II, Ltd. and Optimus Technology Capital Partners, LLC, as well as from the issuance of preferred stock under the Ironridge financing agreement in the 2011 period. During the year ended December 31, 2010, proceeds from the exercise of stock options provided cash of approximately $0.4 million.

In January 2010, Stanley received a notice from the CRA that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. The review covered all periods that we owned Xmark. In February 2011, and as revised on November 9, 2011, Stanley received a notice from the CRA that the CRA completed its review of the Xmark returns and was questioning certain deductions on the tax returns under review. In November and December 2011, the CRA and the Ministry of Revenue of the Province of Ontario issued notices of reassessment confirming the proposed adjustments. The total amount of the income tax reassessments for the 2006-2008 tax years, including both provincial and federal reassessments, plus interest, was approximately 1.4 million.

On January 20, 2012, we received an indemnification claim notice from Stanley related to the matter. We do not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In connection with the filing of the appeal, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $948,000. Pursuant to a letter agreement dated March 7, 2012, we have agreed to repay Stanley for the upfront payment, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that we and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or us as applicable. Based on our review of the correspondence and evaluation of the supporting detail, we do not believe that the ultimate resolution of this matter will have a material negative impact on our historical tax liabilities or results of operations. We have established an accrual of $400,000 for this contingency as of December 31, 2011, which we believe is adequate.

Financial Condition

As of December 31, 2011, we had a working capital deficiency of approximately $2.7 million and an accumulated deficit of approximately $86 million, compared to working capital of approximately $1.5 million and an accumulated deficit of approximately $70 million as of December 31, 2010. The decrease in working capital was primarily due to operating losses for the period, offset in part by proceeds from the sale of NationalCreditReport.com and capital raised through preferred stock financings.

We have incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of selling, general and administrative expenses and the funding of our development projects and products:  the GlucoChip, the iglucose wireless communications system, and the Easy Check breath analysis device.  Operating losses are also due to salary costs, consulting fees, legal, accounting and other general administrative costs. We expect our operating losses to continue through 2012. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our HealthID products, the operations of MicroFluidic, and working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  Since December 31, 2010, we have raised approximately $3.3 million under the Socius and Optimus financing facilities. In July 2011, we executed an equity financing with Ironridge that provided initial funding of approximately $1.4 million. Additionally, in January 2012, we raised approximately $0.5 million from the sale of preferred stock to Ironridge and entered into financing facility with Ironridge that, subject to certain conditions, may provide us with funding of up to $10 million. The Ironridge financing facility is, among other things, subject to the effectiveness of a registration statement that we have filed with the SEC, and the amount of funding available under the facility overall is largely dependent upon our stock price and trading volume.

On August 31, 2011 we received notification that our stock was being delisted from the Nasdaq Capital Market and on September 1, 2011 our stock began trading on the OTC Bulletin Board. The delisting from Nasdaq could adversely affect the market liquidity of our common stock and harm the business and may hinder or delay our ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We intend to continue to access capital to provide funds to meet our working capital requirements for the near-term future. In addition and if necessary, we could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that we will be able to derive sufficient funding under the Ironridge facilities or be successful in negotiating additional sources of equity or credit for our long-term capital needs.  Our inability to have continuous access to such financing at reasonable costs could materially and adversely impact our financial condition, results of operations and cash flows, and result in significant dilution to our existing stockholders.

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

Revenue Recognition

Our revenue recognition policy related to the discontinued ID Security segment was as follows:

Revenue is recognized when persuasive evidence of an arrangement exists, collectability of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed. A significant portion of our revenue is derived from our processing of transactions related to the provision of information services to customers, in which case revenue is recognized, assuming all other revenue recognition criteria are met, when the services are provided. Another portion of our revenues relate substantially to monthly subscription fee-based credit monitoring contracts under which a customer pays a preset fee for a predetermined or unlimited number of transactions or services provided during the subscription period. Revenue related to subscription fee-based contracts having an unlimited volume is recognized ratably during the contract term.

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

In October 2009, the Financial Accounting Standard Board issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price for the deliverables in an arrangement when vendor specific objective evidence, vendor objective evidence or third party evidence of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. In accordance with the guidance, we elected to early adopt its provisions as of January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the consolidated financial statements.

As discussed above, effective January 1, 2010 we adopted, on a prospective basis for all new or materially modified arrangements entered into on or after that date, the amended accounting guidance for multiple-deliverable revenue arrangements and the amended guidance related to the scope of existing software revenue recognition guidance. The amended guidance does not generally change the units of accounting for our revenue transactions. Most of our products and services qualify as separate units of accounting.

To the extent we sell products that may consist of multiple deliverables the revenue recognition is subject to specific guidance. A multiple-deliverable arrangement is separated into more than one unit of accounting if the following criteria are met:

●	The delivered item(s) has value to the client on a stand-alone basis; and

●	If the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

Intangible Assets

ASC 350, “Intangibles — Goodwill and Other” requires that intangible assets with indefinite lives, including goodwill, be evaluated on an annual basis for impairment or more frequently if an event occurs or circumstances change that could potentially result in impairment. The goodwill impairment test requires the allocation of goodwill and all other assets and liabilities to reporting units. If the fair value of the reporting unit is less than the book value (including goodwill), then goodwill is reduced to its implied fair value and the amount of the write-down is charged to operations. We are required to test our goodwill and intangible assets with indefinite lives for impairment at least annually.

In assessing potential impairment of the intangible assets and goodwill recorded in connection with the MicroFluidic acquisition as of December 31, 2011, we considered the likelihood of future cash flows attributable to such assets, including but not limited to the probability and extent of MicroFluidic’s participation in the Department of Homeland Security’s BioWatch program, for which a final Request for Proposal is expected to be released by the third quarter of 2012. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets or goodwill exists as of December 31, 2011.

Stock-Based Compensation

Stock-based compensation expense is recognized using the fair-value based method for all awards granted. Compensation expense is recognized over the requisite service period based on the grant-date fair value of the awards. Forfeitures of stock-based grants are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Black-Scholes option pricing model, which we use to value our stock options, requires us to make several key judgments including:

●	the estimated value of our common stock;

●	the expected life of issued stock options;

●	the expected volatility of our stock price;

●	the expected dividend yield to be realized over the life of the stock options; and

●	the risk-free interest rate over the expected life of the stock options.

Our computation of the expected life of issued stock options was determined based on historical experience of similar awards giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations about employees’ future length of service. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of our common stock.

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

●
income tax benefits are recognized when, based on the technical merits of a tax position, the entity believes that if a dispute arose with the taxing authority and were taken to a court of last resort, it is more likely than not (i.e., a probability of greater than 50 percent) that the tax position would be sustained as filed; and

●
if a position is determined to be more likely than not of being sustained, the reporting enterprise recognizes the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

We continue to fully recognize our tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. We have analyzed our filing positions in all of the foreign, federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, we have not recorded a tax liability and have no unrecognized tax benefits as of December 31, 2010 or 2011.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2011. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2011 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

On March 23, 2012, the Board of Directors approved a First Amendment to Amended and Restated Employment, Consulting and Non-Compete Agreement (the “First Amendment”) between the Company and Scott R. Silverman in connection with the elimination of any and all price protections under the Amended and Restated Employment, Consulting and Non-Compete Agreement and any other further registration rights obligations. The First Amendment amends the Amended and Restated Employment, Consulting and Non-Compete Agreement dated December 8, 2011 (the “Amended and Restated Agreement”) between the Company and Scott R. Silverman and provides for, among other things, the issuance of 13,500,000 shares of restricted stock of the Company to Mr. Silverman on March 23, 2012 (the “Price Protection Shares”).

Under the Amended and Restated Agreement, Mr. Silverman received 18,112,182 shares of restricted stock (the “Restricted Shares”).  The Restricted Shares were to be price protected through the date in which a registration statement on Form S-1 registering the resale of the Restricted Shares with the SEC became effective.  The Company filed a registration statement on Form S-1 for the resale of the Restricted Shares (the “Registration Statement”) with the SEC on January 31, 2012, as amended February 2, 2012 and February 13, 2012. The Price Protection Shares were issued in order to (i) eliminate any and all price protection provisions under the Amended and Restated Agreement, including, but not limited to, any price protection provisions relating to a reverse stock split, and (ii) any further registration rights obligations.  The Price Protection Shares will be included on a pre-effective to the Registration Statement to be filed with the SEC no later than March 30, 2012.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the First Amendment, a copy of which is attached as Exhibit 10.70 to this Annual Report on Form 10-K, and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our directors, their ages and business experience, as of March 26, 2012, are set forth below:

Name	Positions with the Company
William J. Caragol	Chairman and Chief Executive Officer
Jeffrey S. Cobb	Director
Barry M. Edelstein	Director
Michael E. Krawitz	Director
Ned L. Siegel	Director

William J. Caragol, 45, has served as our chief executive officer since August 26, 2011 and as our chairman of the Board of Directors since December 6, 2011 and previously served as our president from May 2007 until August 26, 2011, our chief financial officer from August 2006 through August 26, 2011, and treasurer since December 2006.  Mr. Caragol served as Steel Vault’s president and a member of its Board of Directors from December 3, 2008 and as acting chief financial officer from October 24, 2008 until November 11, 2009 when Steel Vault became our wholly-owned subsidiary. Mr. Caragol served as acting chief executive officer of Steel Vault from October 24, 2008 until December 3, 2008 when he was appointed chief executive officer. Mr. Caragol served as a member of the Board of Directors of Gulfstream International Group, Inc. from September to October, 2010.  He is a member of the American Institute of Certified Public Accountants and graduated from the Washington & Lee University with a bachelor of science in Administration and Accounting. The Board of Directors nominated Mr. Caragol as a director because of his past experience as a senior executive of other companies in the technology industry and because he holds the positions of president and chief financial officer.

Jeffrey S. Cobb, 50, has served as a member of our Board of Directors since March 2007. Since April 2004, Mr. Cobb is the chief operating officer of IT Resource Solutions.net, Inc. Mr. Cobb served as a member on the Board of Directors of Steel Vault from March 2004 through July 22, 2008. Mr. Cobb earned his Bachelor of Science in Marketing and Management from Jacksonville University. Mr. Cobb was nominated to the Board of Directors because of his management and business development experience in technology companies.

Barry M. Edelstein, 48, has served as a member of our Board of Directors since January 2008. Mr. Edelstein serves as managing partner of Structured Growth Capital, Inc, a boutique investment banking firm. Mr. Edelstein served as acting president and chief executive officer of Destron Fearing Corporation (formerly known as Digital Angel Corporation), or Destron Fearing, from August 2007 until December 2007. Mr. Edelstein has served as the chairman of ScentSational Technologies, LLC since 2002. Mr. Edelstein has a bachelor’s degree in business administration from Drexel University and received his law degree from Widener University School of Law. Mr. Edelstein was nominated to the Board of Directors because of his past experience as a president and chief executive officer, as well as his years of oversight and senior management experience.

Michael E. Krawitz, 42, has served as a member of our Board of Directors since November 2008. He currently serves as chief executive officer of PEAR, LLC, a provider of green retrofitting and renewable energy.  From July 2010 until February 2011, he served as chief executive officer of Florida Sunshine Investments I, Inc. He previously served as the chief executive officer and president of Digital Angel Corporation from December 2006 to December 2007, executive vice president from March 2003 until December 2006, and as a member of its Board of Directors from July 2007 until December 2007. Mr. Krawitz served as a member on the Board of Directors of Steel Vault from July 23, 2008 until November 11, 2009. Mr. Krawitz earned a bachelor of arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994. Mr. Krawitz was nominated to the Board of Directors due to his past experience as a chief executive officer of Digital Angel, our former parent company, as well as his experience as an attorney.

Ned L. Siegel, 60, has served as a member of our Board of Directors since February 2011.  He has served as President of the Siegel Group, Inc. since September 1997, and Managing Member of the Siegel Consulting Group, LLC since November 2009, which provide real estate development and realty management services.  From October 2007 until January 2009, he served as United States Ambassador to the Commonwealth of the Bahamas.  From September 2006 until January 2007, he served as Senior Advisor to the United States Mission for the 61st Session of the United Nations General Assembly.  From January 2003 until October 2007, Mr. Siegel was a member of the Board of Directors of the Overseas Private Investment Corporation.  From 2003 until 2007, he served as a member of the Board of Directors of the Caswell-Massey Company, Ltd., a world-wide quality bath and body, home fragrance and gifts company.  Mr. Siegel was appointed Vice Chairman of Alternative Fuels Americas, Inc. in January of 2011. Mr. Siegel earned a bachelor of arts degree from the University of Connecticut in 1973 and a juris doctorate from the Dickinson School of Law in 1976.  Mr. Siegel was nominated to the Board of Directors due to his past experience with government appointments and services and his managerial experience.

Executive Officers

Our executive officers, their ages and positions, as of March 26, 2012, are set forth below:

Name	Age	Position
William J. Caragol	45	Chairman of the Board and Chief Executive Officer
Bryan D. Happ	43	Senior Vice President and Chief Financial Officer

A summary of the business experience of Mr. Caragol is set forth above.

Mr. Happ, 43, has served as our Senior Vice President and Chief Financial Officer since August 26, 2011, and previously served as our Senior Vice President of Finance since July 2011. From October 2009 to August 2010, Mr. Happ served as the Chief Financial Officer of Green Bullion Financial Services, LLC. From May 2008 to October 2009, Mr. Happ served as Executive Vice President and Chief Financial Officer of NationsHealth, Inc., a healthcare services company, and from August 2005 to May 2008, he served as Senior Vice President and Chief Accounting Officer of NationsHealth.  From January 1991 to July 2005, Mr. Happ held various positions in the Assurance and Advisory Business Services practice of Ernst & Young LLP, most recently as a Senior Manager. Mr. Happ holds a bachelor of arts degree from Cornell University and a masters in accounting from Northeastern University and is a Certified Public Accountant.

Audit Committee

Our audit committee currently consists of Barry M. Edelstein, Jeffrey S. Cobb and Ned L. Siegel. Mr. Edelstein chairs the audit committee. Our Board of Directors has determined that each of the members of our audit committee is “independent,” as defined under, and required by, the federal securities laws and the rules of the SEC, including Rule 10A-3(b)(i) under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Although we are no longer listed on the Nasdaq Capital Market, each of the members of our audit committee is “independent” under the listing standards of the Nasdaq Capital Market. Our Board of Directors has determined that Mr. Edelstein qualifies as an “audit committee financial expert” under applicable federal securities laws and regulations, and has the “financial sophistication” required under the listing standards of the Nasdaq Capital Market. A copy of the current audit committee charter is available on our website at www.positiveidcorp.com.

The audit committee assists our Board of Directors in its oversight of:

●	our accounting, financial reporting processes, audits and the integrity of our financial statements;
●	our independent auditor’s qualifications, independence and performance;
●	our compliance with legal and regulatory requirements;
●	our internal accounting and financial controls; and
●
our audited financial statements and reports, and the discussion of the statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management.

The audit committee has the sole and direct responsibility for appointing, evaluating and retaining our independent auditors and for overseeing their work. All audit and non-audit services to be provided to us by our independent auditors must be approved in advance by our audit committee, other than de minimis non-audit services that may instead be approved in accordance with applicable rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. We believe, based on our stock transfer records and written representations from certain reporting persons, that all reports required under Section 16(a) were timely filed during 2011.

Code of Business Conduct and Ethics

Our Board of Directors has approved and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board of Directors has also approved and we have adopted a Code of Ethics for Senior Financial Officers (the “Code for SFO”), which applies to our chief executive officer and chief financial officer. The Code of Conduct and the Code for SFO are available upon written request to PositiveID Corporation, Attention: Secretary, 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445. The audit committee of our Board of Directors is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2010 and 2011 by:

●	each person who served as our chief executive officer in 2011; and

●	each person who served as our chief financial officer in 2011.

We had no other executive officers during any part of 2011. We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

Scott R. Silverman Former Chairman and Chief Executive Officer	2011	375,000	(1)	575,000	(2)	—		—		—	4,945,801	(3)	5,895,801
	2010	375,000	(4)	575,000	(5)	853,150	(6)	—		—	64,086	(7)	1,867,236

William J. Caragol Chairman and Chief Executive Officer	2011	242,308		500,000	(8)	475,000	(9)	—		—	49,750	(10)	1,267,058
	2010	225,000	(11)	350,000	(12)	759,692	(13)	—		—	40,012	(14)	1,374,704

Bryan D. Happ Chief Financial Officer	2011	83,077		—		—		178,804	(15)	—	—		261,881

(1)
Represents $288,462 paid in cash and 462,770 shares of our restricted stock received in lieu of salary for an aggregate grant date fair value of $86,538, computed in accordance with FASB ASC Topic 718.

(2)
Represents $200,000 paid in cash and 2,005,348 shares of our restricted stock received in lieu of a minimum annual bonus for an aggregate grant date fair value of $375,000, computed in accordance with FASB ASC Topic 718.

(3)
The amount shown includes (i) $1,238 in respect of term life insurance provided to Mr. Silverman; (ii) $45,000 for an expense allowance; (iii) perquisites aggregating $20,341 as follows: $19,916 for an automobile allowance, insurance and gasoline expenses and $425 for home security; (iv) the grant date fair value of $3,394,223 of 18,112,182 shares of restricted stock received as severance in connection with his departure from the company, computed in accordance with FASB ASC Topic 718; and (v) the grant date fair value of $1,485,000 of 13,500,000 shares of restricted stock received on March 23, 2012 as price protection shares in connection with his departure from the company, computed in accordance with FASB ASC Topic 718.

(4)
Represents $131,151 paid in cash and 169,340 shares of our restricted common stock received in lieu of salary for an aggregate grant date fair value of $243,849, computed in accordance with FASB ASC Topic 718.

(5)
Represents $200,000 earned as a discretionary bonus and 260,417 shares of our restricted common stock received in lieu of a minimum annual bonus for an aggregate grant date fair value of $375,000, computed in accordance with FASB ASC Topic 718.

(6)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 1,245,243 shares of our common stock.
(7)
The amount shown includes (i) $1,238 in respect of term life insurance provided to Mr. Silverman; (ii) $45,000 for an expense allowance; and (iii) perquisites aggregating $17,848 as follows: $17,287 for an automobile allowance, insurance and gasoline expenses and $561 for home security.

(8)	Represents a $125,000 discretionary bonus paid in cash and a $375,000 bonus earned but unpaid at December 31, 2011
(9)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 2,500,000 shares of our common stock.
(10)
The amount shown includes (i) $1,582 in respect of long-term disability insurance provided to Mr. Caragol; (ii) $25,000 for an expense allowance; and (iii) $23,168 for an automobile allowance, insurance and gasoline expenses.

(11)
Represents $78,691 paid in cash and 101,603 shares of our restricted common stock received in lieu of salary for an aggregate grant date fair value of $146,309, computed in accordance with FASB ASC Topic 718.

(12)
Represents $125,000 earned as a discretionary bonus and 156,250 shares of our restricted common stock received in lieu of a minimum annual bonus for an aggregate grant date fair value of $225,000, computed in accordance with FASB ASC Topic 718.

(13)	Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of 1,017,147 shares of our common stock.
(14)	The amount shown includes $20,000 for an expense allowance and $20,012 for an automobile allowance, insurance and gasoline expenses.
(15)
Represents the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of options for the purchase of 900,000 shares of our common stock at an exercise price of $0.23 per share.

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

2011 Executive Employment Arrangements

On November 10, 2010, our Compensation Committee approved a five year employment and non-compete agreement for Messrs. Silverman and Caragol. Beginning in 2011, Mr. Silverman and Mr. Caragol began receiving a base salary of $375,000 and $225,000, respectively.  Each executive's base salary will increase a minimum of 5% per annum during each calendar year of the term.  During the term, each executive shall receive a minimum annual bonus for each calendar year of the term in an amount equal to a minimum of one (1) times such executive’s base salary.  Additionally, the Compensation Committee has the authority to approve a discretionary bonus for each year of the term. Each of Mr. Silverman and Mr. Caragol received 1,000,000 and 750,000 shares of restricted stock, respectively, under the PositiveID Corporation 2009 Stock Incentive Plan. These restricted shares will vest according to the following schedule: (i) 50% vest on January 1, 2012; and (ii) 50% vest on January 1, 2013. Mr. Silverman’s and Mr. Caragol’s rights and interests in the unvested portion of the restricted stock are subject to forfeiture in the event they resign prior to January 1, 2013 or are terminated for cause prior to January 1, 2013, with said cause being defined as a conviction of a felony or such person being prevented from providing services to us as a result of such person’s violation of any law, regulation and/or rule. Mr. Silverman and Mr. Caragol are entitled to Company-paid health insurance and disability insurance, non-allocable expenses of $45,000 and $25,000, respectively, and each are entitled to use of an automobile leased by us and other automobile expenses, including insurance, gasoline and maintenance costs.

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

On September 30, 2011, our Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement, the First Amendment, between us and Mr. Silverman in connection with Mr. Silverman’s change in position from our chief executive officer to chairman of the Board of Directors. The First Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010 between us and Mr. Silverman and provides for, among other things, the issuance of our restricted stock to Mr. Silverman in the aggregate amount of $3,394,223 (the “Restricted Stock”), in lieu of contractually-committed cash salary and bonus for 2012 through 2015. In addition, Mr. Silverman agreed to forego $45,000 in annual compensation for non-allocable expenses and limit any change of control compensation to $750,000. The Restricted Stock was to be issued based upon the average daily VWAP, of our common stock for the five (5) trading days preceding the date of the First Amendment. The VWAP is calculated by dividing the aggregate value of common stock traded on the OTC Bulletin Board (price per share multiplied by number of shares traded) by the total volume (number of shares) of common stock traded on the OTC Bulletin Board for such trading day.

The Restricted Stock is subject to registration rights and price protection provisions, and was to be granted upon the earlier of (i) a reverse stock split or (ii) the receipt of stockholder approval to increase the number of authorized shares of our common stock under our second amended and restated certificate of incorporation, as amended, to at least 175 million shares of common stock.  In the event Mr. Silverman resigned on or before January 1, 2012 or in the event Mr. Silverman is terminated for cause on or before January 1, 2013, the Restricted Stock is subject to a substantial risk of forfeiture.

We were to continue to pay Mr. Silverman cash compensation for his base salary until the later of December 31, 2011 or the date the registration statement becomes effective.  The First Amendment also provided that Mr. Silverman would receive his 2011 minimum bonus of $375,000 in twelve (12) equal monthly payments beginning January 1, 2012.

On September 30, 2011, our Compensation Committee approved a two year employment and non-compete agreement for Bryan D. Happ, our chief financial officer. Under the employment agreement, Mr. Happ will receive a base salary of $180,000, subject to a minimum increase of 5% per annum during each calendar year of the term.  During the term, Mr. Happ will be eligible to receive a discretionary bonus for each year of the term with a target incentive compensation between 50% and 100% of his base salary then being paid. Mr. Happ is also entitled to receive Company-paid health and disability insurance during the term of the employment agreement.  If Mr. Happ’s employment is terminated prior to the expiration of the term, certain payments become due.  The amount of such payments depends on the nature of the termination and whether the termination occurs before or after one year from the date of the employment agreement. In the event Mr. Happ is terminated without cause on or before one year from the date of the employment agreement, Mr. Happ is entitled to one times his then current base salary and any bonus paid by us within one year from the date of the employment agreement. In the event Mr. Happ is terminated without cause after one year from the date of the employment agreement, Mr. Happ is entitled to two times his then current base salary and the average bonus paid us within the last two calendar years (or such lesser period if the employment agreement is terminated less than two years from the date of the employment agreement).

In addition, Mr. Happ’s employment agreement contains a change of control provision that provides for the payment of one times the then current base salary and two times the average bonus paid to Mr. Happ for two full calendar years if a change of control occurs on or before one year from the date of the employment agreement; and two times the then current base salary and two times the average bonus paid to Mr. Happ for two full calendar years if a change of control occurs after one year from the date of the employment agreement. Any outstanding stock options and unvested restricted stock held by Mr. Happ as of the date of termination or a change of control shall become vested and exercisable as of such date, and remain exercisable during the life of the option. The employment agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through two years from the date the employment agreement is terminated.

Amendments to 2011 Executive Employment Arrangements

Mr. Caragol's annual base salary was increased from $225,000 to $275,000 in connection with his appointment as our chief executive officer effective August 26, 2011.

On December 6, 2011, the Compensation Committee approved an Amended and Restated Employment, Consulting and Non-Compete Agreement, or the Amended and Restated Agreement, for Mr. Silverman in connection with his negotiated departure from the Board of Directors as of December 6, 2011, and his continued service as consultant to us until March 1, 2012.  The Amended and Restated Agreement amended and restated the employment and non-compete agreement dated November 11, 2010 between us and Mr. Silverman, as amended on September 30, 2011 by the First Amendment, and provides for, among other things, clarification of the terms of Mr. Silverman’s separation from the Company.  The Amended and Restated Agreement also provided for the full vesting of all outstanding stock options and unvested restricted stock (including all restricted stock issued pursuant to the various employment agreements and arrangements discussed above) on January 2, 2012.  We also granted Mr. Silverman a security interest in substantially all of our assets, or the Security Agreement, until such time as the stock obligations under the Amended and Restated Agreement are fulfilled.

Under the Amended and Restated Agreement, we agreed to satisfy certain contractual obligations of $461,538 pursuant to Mr. Silverman's First Amendment (the “Contractual Obligations”) through the issuance of 2,468,118 shares of common stock from our 2011 Stock Incentive Plan to Mr. Silverman (the “Contractual Obligations Stock”), on January 2, 2012. The Contractual Obligations Stock was subject to reduction from 2,468,118 shares to 1,750,000 shares in the event we paid to Mr. Silverman $86,000 in cash compensation on or before December 31, 2011.  If Mr. Silverman did not receive the $86,000 in cash compensation on or before December 31, 2011, and if we receive $1,000,000 of proceeds from a financing transaction or a series of financing transactions between December 6, 2011 and the date in which a registration statement registering the Contractual Obligations Stock becomes effective, we will pay to Mr. Silverman $100,000 in cash compensation in 2012 and Mr. Silverman will return 534,789 shares of common stock to us. If a registration statement for the Contractual Obligations Stock does not become effective on or before March 31, 2012, Mr. Silverman may return the Contractual Obligations Stock in exchange for cash compensation in the amount of $461,538, less any cash compensation payments made to Mr. Silverman as described herein.  On January 2, 2012, we issued the Contractual Obligations Stock to Mr. Silverman.

We also agreed to issue the restricted stock to Mr. Silverman in the aggregate amount of $3,394,223, in lieu of contractually-committed cash salary and bonus for 2012 through 2015, plus compensation for the consulting services, based upon the average daily VWAP of our common stock for the five trading days preceding September 30, 2011, which was $.01874 per share, representing a total of 18,112,182 shares (the “Restricted Stock”). The Restricted Stock is subject to registration rights and price protection provisions, and was granted on January 27, 2012, after our stockholders approved an increase in the number of authorized shares of our common stock from 70 million shares to 175 million shares.  Any additional restricted shares issued to Mr. Silverman pursuant to the price protection provisions can never be greater than 50% of the number of shares calculated as of the issuance date, or a maximum of 9,056,091 shares.  In the event Mr. Silverman fails to perform the consulting services without good cause, he will be in breach of the Amended and Restated Agreement and if, upon notice of such breach, Mr. Silverman continues to fail to perform the consulting services for a period of ten days, the Restricted Stock will be subject to a substantial risk of forfeiture. We filed a registration statement on Form S-1 for the resale of the Restricted Stock (the “Registration Statement”) with the SEC on January 31, 2012, as amended February 2, 2012 and February 13, 2012.

On March 23, 2012, the Board of Directors approved a First Amendment to Amended and Restated Employment, Consulting and Non-Compete Agreement, or the First Amendment to Amended and Restated Employment Agreement, between the Company and Scott R. Silverman in connection with the elimination of any and all price protection provisions under the Amended and Restated Agreement and any other further registration rights obligations. Under the First Amendment to Amended and Restated Agreement we agreed to issue 13,500,000 shares of restricted stock of the Company to Mr. Silverman on March 23, 2012 (the “Price Protection Shares”). The Price Protection Shares were issued in order to (i) eliminate any and all price protection provisions under the Amended and Restated Agreement, including, but not limited to, any price protection provisions relating to a reverse stock split, and (ii) any further registration rights obligations.  The Price Protection Shares will be included on a pre-effective amendment to the Registration Statement to be filed with the SEC no later than March 30, 2012. Upon effectiveness of the Registration Statement, the Security Agreement will terminate.

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement, or the First Amendment, between us and William J. Caragol, our chief executive officer, in connection with Mr. Caragol’s assumption of the position of chairman of the Board of Directors effective December 6, 2011. The First Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between us and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000  to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. If in the reasonable discretion of the Board of Directors, we are unable to make the scheduled cash bonus payments, we shall have the option of (i) delaying payment(s), (ii) paying Mr. Caragol in restricted stock of the Company, or (iii) reaching some other mutually agreeable resolution with Mr. Caragol.  In addition, the First Amendment amends the change of control provision by increasing the multiplier from 3 to 5 and capping any change in control compensation to 10% of the transaction value.  The First Amendment also obligates us to grant to Mr. Caragol an aggregate of 12,500,000 shares of restricted stock over a 4 year period as follows: (i) 2,500,000 shares upon execution of the First Amendment, which shall vest on January 1, 2014, (ii) 2,500,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 2,500,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 2,500,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 2,500,000 shares on January 1, 2015, which shall vest on January 1, 2016.  We and Mr. Caragol agreed to delay the issuance of the first and second restricted share grants, for a total of 5,000,000 shares, until we have available shares under one of our stock incentive plans.

Outstanding Equity Awards as Of December 31, 2011

The following table provides information as of December 31, 2011 regarding unexercised stock options and restricted stock outstanding held by Messrs. Silverman, Caragol and Happ:

Outstanding Equity Awards as Of December 31, 2011

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott R. Silverman	50,000	(3)	—	—	$0.68	3/23/2012	—	—	—	—
	250,000	(3)	—	—	$0.42	7/25/2018	—	—	—	—
	—		—	—	—	—	1,837,500	257,250	—	—

William J. Caragol	50,000	(4)	—	—	$10.00	8/21/2016	—	—	—	—
	—		—	—	—	—	1,512,500	211,750	—	—

Bryan D. Happ	—		900,000	—	$0.23	8/31/2021	—	—	—	—

(1)	For Mr. Silverman, all shares vested on January 2, 2012. For Mr. Caragol, 1,137,500 shares vested on January 1, 2012 and 375,000 shares vest on January 1, 2013.
(2)	Computed by multiplying the closing market price of a share of our common stock on December 31, 2011, or $0.14, by the number of shares of common stock that have not vested.
(3)
This option was originally issued by Steel Vault and was converted into an option to purchase shares of our common stock pursuant to the Agreement and Plan of Reorganization, dated September 4, 2009, as amended, among us, Steel Vault and VeriChip Acquisition Corp.

(4)
On July 18, 2008, all stock option awards and restricted stock awards that had previously been granted under our 2002 Flexible Stock Plan, our 2005 Flexible Stock Plan, and our 2007 Stock Incentive Plan vested upon the closing of Xmark Transaction.

Director Compensation

The following table provides compensation information for persons serving as members of our Board of Directors during 2011:

2011 Director Compensation

Name	Stock Awards ($)(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jeffrey S. Cobb (2)	—	20,000	—	—	—	—	20,000
Barry M. Edelstein (3)	—	20,000	39,734	—	—	—	59,734
Steven R. Foland (4)	—	—	—	—	—	—	—
Michael E. Krawitz (5)	—	30,000	—	—	—	—	30,000
Ned L. Siegel(6)	121,000	20,000	—	—	—	—	141,000

(1)	The dollar amount of these awards reflected in the table represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)
As of December 31, 2011, Mr. Cobb held options to purchase 218,750 shares of our common stock. Mr. Cobb was awarded 120,000 shares of restricted stock on December 13, 2010, of which 100,000 shares were outstanding as of December 31, 2011 and vested on January 1, 2012.

(3)
As of December 31, 2011, Mr. Edelstein held options to purchase 275,000 shares of our common stock. Mr. Edelstein was awarded 120,000 shares of restricted stock on December 13, 2010 of which 100,000 shares were outstanding on December 31, 2011 and vested on January 1, 2012. On August 31, 2011, in connection with his appointment as chairman of the Company’s Audit Committee, Mr. Edelstein was granted options to purchase 200,000 shares of our common stock at an exercise price of $0.23 per share, which options vested on January 1, 2012.

(4)
As of December 31, 2011, Mr. Foland held no options to purchase shares of our common stock. Mr. Foland was awarded 180,000 shares of restricted stock on December 13, 2010 of which 100,000 shares were outstanding as of December 31, 2011 and vested on January 1, 2012. Mr. Foland's term as a director did not continue past the annual meeting of stockholders held on August 26, 2011.

(5)
As of December 31, 2011, Mr. Krawitz held 150,000 options to purchase shares of our common stock. Mr. Krawitz was awarded 220,000 shares of restricted stock on December 13, 2010 of which 200,000 shares were outstanding on December 31, 2011 and vested on January 1, 2012.

(6)
As of December 31, 2011, Mr. Siegel held no options to purchase shares of our common stock. Mr. Siegel was awarded 220,000 shares of restricted stock on February 15, 2011 of which 200,000 shares were outstanding as of December 31, 2011 and vested on January 1, 2012. On February 1, 2011, Mr. Siegel was appointed to the Board of Directors. He received 220,000 shares of restricted stock in connection therewith, 200,000 shares which vest on January 1, 2012, 5,000 shares of which vested on each of March 31, June 30, September 30, and December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Part II, Item 5, under the heading, “Equity Compensation Plan Information” for information on compensation plans under which our equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 26, 2012 by:

●	each of our directors;

●	each of our named executive officers;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 26, 2012 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 107,647,718 shares of our common stock outstanding as of March 26, 2012. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o PositiveID Corporation, 1690 South Congress Avenue, Suite 200, Delray Beach, Florida 33445.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)
Five Percent Stockholders:
Scott R. Silverman (1)	39,147,271	36.3%
Ironridge Global Technology Co., a division of Ironridge Global IV, Ltd. (2)	10,754,007	9.9%

Named Executive Officers and Directors:
William J. Caragol (3)	3,125,000	2.9%
Bryan D. Happ	0	*
Jeffrey S. Cobb (4)	588,750	*
Barry M. Edelstein (5)	645,000	*
Michael E. Krawitz (6)	720,000	*
Ned L. Siegel	276,900	*
Executive Officers and Directors as a group (6 persons)(7)	5,355,650	4.9%

*   Less than 1%

(1)
Mr. Silverman beneficially owns 39,147,271 shares, which includes 54,000 shares upon the exercise of a warrant and 300,000 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 26, 2012. Mr. Silverman has sole voting and dispositive power over 35,273,263 shares of our common stock.  Mr. Silverman shares voting power over 3,874,008 shares, which consist of (i) 1,089,000 shares that Mr. Silverman, as a manager of Blue Moon Energy Partners LLC, or Blue Moon, may be deemed to share beneficial ownership with Blue Moon and (ii) 2,785,008 shares that Mr. Silverman, as the control person of R & R Consulting Partners, LLC, or R&R, may be deemed to share beneficial ownership with R&R.  Mr. Silverman shares dispositive power over the 1,089,000 Blue Moon shares.  Mr. Silverman shares dispositive power with R&R over 2,785,008 shares.

(2)
Ironridge Technology Co. is a division of Ironridge Global IV, Ltd. (“IV”). Ironridge Global Partners, LLC (“IGP”), and IGP’s managing members Brendan T. O’Neil, Richard H. Kreger, John C. Kirkland and Keith Coulston may be deemed to beneficially own the shares issuable to Ironridge pursuant to the Securities Purchase Agreement, the shares issuable upon conversion of the Series H Stock, and shares issuable to Ironridge Global III, LLC (“III”) upon conversion of the Series F Preferred Stock. The address of the principal business office of IV is Harbour House, Waterfront Drive, P.O. Box 972, Road Town, Tortola, British Virgin Islands VG1110. The address of the principal business office of IGP, III, and Messrs. O’Neil, Kreger and Coulston is 425 California Street, Suite 1010, San Francisco, California 94104. The address of the principal business office of Mr. Kirkland is 881 Alma Real Drive, Suite 305, Los Angeles, California 90272. Voting and dispositive power with respect to the shares owned by IV is exercised by David Sims and Peter Cooper, Directors. Voting and dispositive power with respect to shares of our common stock owned by III is exercised by Mr. O’Neil and Mr. Coulston. However, for so long as III or IV or any of their affiliates hold any shares of our common stock, they are prohibited from, among other actions: (1) voting any shares of our common stock owned or controlled by them, or soliciting any proxies or seeking to advise or influence any person with respect to any voting securities of the issuer; (2) engaging or participating in any actions or plans that relate to or would result in, among other things, (a) acquiring additional securities of us, alone or together with any other person, which would result in them collectively beneficially owning or controlling, or being deemed to beneficially own or control, more than 9.99% of our total outstanding common stock or other voting securities, (b) an extraordinary corporate transaction such as a merger, reorganization or liquidation, (c) a sale or transfer of a material amount of assets, (d) changes in our present board of directors or management, (e) material changes in our capitalization or dividend policy, (f) any other material change in our business or corporate structure, (g) actions which may impede the acquisition of control us by any person or entity, (h) causing a class of our securities to be delisted, (i) causing a class of our equity securities to become eligible for termination of registration; or (3) any actions similar to the foregoing.
Each of IGP and Messrs. O’Neil, Kreger, Kirkland and Coulston disclaims beneficial ownership or control of any of the securities listed above.  IGP and Messrs. O’Neil, Kreger, Kirkland and Coulston directly own no shares of the issuer.  However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, IGP or Messrs. O’Neil, Kreger, Kirkland and Coulston may be deemed to beneficially own or control the shares owned by III and IV.  Messrs. O’Neil, Kreger and Kirkland are each managing directors of III and IV, and managing directors, members and 30% beneficial owners of IGP.  Mr. Coulston is a director, member and 10% beneficial owner of IGP.  IGP is a member and beneficial owner of III, and a stockholder and beneficial owner of IV.
For purposes of calculating the percent of class, we have assumed that there were a total 107,647,718 shares of our common stock outstanding such that 10,754,007 shares beneficially owned would represent approximately 9.99% of the outstanding common stock after such issuance. The Series F Preferred Stock and the Series H Stock each have a provision precluding the applicable Ironridge entity from converting any shares of Series F Preferred Stock or Series H Stock if such conversion would result in Ironridge being deemed to beneficially own or control more than 9.99% of our outstanding common stock. Subject to the foregoing overall limitation, shares include (1) 3,690,812 shares of common stock beneficially owned by Ironridge, (2) 1,060,000 shares of common stock issuable upon conversion of the 159 remaining shares of Series H Stock assuming the conversion occurred on March 23, 2012, (3) a number of shares of common stock, valued at the lower of $0.15 or a 15% discount to the closing bid price at time of issuance, that we may choose to issue in lieu of cash as payment of 4.5% dividends on the Series H Stock, (4) 2,000,000 shares of common stock issuable upon conversion of 1,000 shares of the Series F Preferred Stock, and (5) a number of shares of common stock issuable upon conversion of any additional shares of Series F Preferred Stock that we may choose to issue in lieu of cash as payment of the 7.65% dividends on the Series F Preferred Stock.

(3)
Mr. Caragol beneficially owns 3,125,000 shares, which includes 250,000 shares issuable upon the exercise of warrants and 50,000 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 26, 2012. Mr. Caragol has sole voting power over 3,125,000 shares of our common stock. Mr. Caragol has sole dispositive power over 2,750,000 shares of our common stock. Mr. Caragol lacks dispositive power over 375,000 shares which are restricted as to transfer until January 1, 2013. This does not include the 5,000,000 shares of restricted common stock to be issued to Mr. Caragol pursuant to his amended employment and non-compete agreement dated December 7, 2011. See the discussion under "Our Management—Executive Compensation" for a description of Mr. Caragol’s amended employment and non-compete agreement.

(4)
Includes 370,000 shares of our common stock and 218,750 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 26, 2012.

(5)
Includes 370,000 shares of our common stock and 275,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 26, 2012.

(6)
Includes 570,000 shares of our common stock and 150,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 26, 2012.

(7)
Includes shares of our common stock beneficially owned by current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 21, 2012, in each case as set forth in the footnotes to this table.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since the beginning of our fiscal year 2010, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Director and Officer Roles and Relationships

By virtue of the relationships described below, certain of directors and executive officers may face situations in which there are actual or apparent conflicts of interest that could interfere, or appear to interfere, with their ability to act in a manner that is in our best business interests.  In addition, as further described below, several of our directors and executive officers have served as directors and officers of Digital Angel, which held 45.7% of our stock at the time it sold such stock to R & R Consulting Partners, LLC (an entity owned and controlled by Mr. Silverman) on November 12, 2008, and its other affiliates.  Although we are no longer listed on the Nasdaq Capital Market, each of these relationships was considered in determining whether a director is independent under the standards of the Nasdaq Capital Market.

At the Board level:

●
Our former chairman, Scott R. Silverman, served as chairman of the Board of Directors of Steel Vault until November 10, 2009, in which Digital Angel held a 49.9% ownership interest until August 1, 2008.  In addition, Mr. Silverman is the managing member of R & R Consulting Partners, LLC, which holds 2,785,008 shares of our common stock.  In January 2012, VeriTeQ, a company owned and controlled by Mr. Silverman, purchased all of the outstanding stock of our wholly-owned subsidiary, Animal Health in exchange for a secured promissory note and a 10% ownership interest in VeriTeQ.

●
Jeffrey S. Cobb serves as a member of our compensation, audit, and nominating and governance committees and served as a member of the compensation, audit, and nominating committees of Steel Vault until his resignation on July 22, 2008.

●
In 2008, Michael E. Krawitz provided legal services to us on a consulting basis and received approximately $70,000 in fees. Mr. Krawitz served on the Board of Directors of Steel Vault until November 10, 2009. Mr. Krawitz, along with Messrs. Silverman and Caragol, is a manager and member of Sah-Vul Strategic Partners I, LLC, a securities holding company.

●
Blue Moon owns 1,035,000 shares of our common stock and a warrant to purchase 54,000 shares of our common stock. Mr. Silverman is a manager and controls a member of Blue Moon (i.e., R & R).  In addition, William J. Caragol, our Chairman of the Board of Directors and chief executive officer, Jeffrey S. Cobb and Barry M. Edelstein, both of whom are members of our Board of Directors, each own a 16.67% interest in Blue Moon.

●
William J. Caragol, our chairman of the Board of Directors and chief executive officer, served as chief executive officer, president, acting chief financial officer and director of Steel Vault before September 4, 2009, when we, VeriChip Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, and Steel Vault signed an Agreement and Plan of Reorganization, as amended, pursuant to which VeriChip Acquisition Corp. was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming our wholly-owned subsidiary, which we refer to as the Merger.

●
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

Under the note, Blue Moon had the right, at any time, in its sole discretion to convert the entire unpaid principal amount and accrued and unpaid interest on the note into that number of shares of Steel Vault’s common stock at a price of $0.44 per share. Steel Vault could convert the note into its common stock anytime after a change in control of Steel Vault or if the average of the high and low trading prices of Steel Vault’s common stock as quoted on the OTC Bulletin Board was greater than 120% of the conversion price ($0.44 per share) over 20 consecutive trading days. However, as a condition of our obligation to consummate the transactions contemplated by the merger agreement, Steel Vault caused the note to be amended on terms reasonably acceptable to us to eliminate the convertible feature of such note. In addition, Blue Moon received a common stock purchase warrant from Steel Vault, which carries piggy-back registration rights, to purchase 108,000 shares of our common stock at a price of $0.44 per share. Following the Merger, the warrant is now exercisable for 54,000 shares of our common stock at a price of $0.88 per share. Steel Vault repaid both the principal and interest accrued thereon on the Blue Moon obligation in full on November 10, 2009 in the amounts of $190,000 and $6,000, respectively, and the warrant to purchase our common stock remains outstanding.

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

Financing Transaction with Optimus

On September 29, 2009, we entered into a Convertible Preferred Stock Purchase Agreement, or the Purchase Agreement, with Optimus, under which Optimus was committed to purchase up to $10 million shares of our convertible Series A Preferred Stock, or the Series A Preferred Stock, in one or more tranches.

Under the terms of the Purchase Agreement and the Amended Purchase Agreement described below with Optimus, we were able to sell convertible preferred shares, from time to time in one or more tranches, to Optimus.  From time to time and at our sole discretion, we could present Optimus with a notice to purchase such convertible preferred shares. Optimus was obligated to purchase such convertible preferred shares on the twentieth trading day after the notice date, subject to satisfaction of certain closing conditions.

We are a small cap company with limited sources of capital.  Optimus presented this transaction to us to assist us with our financing needs.  One of Optimus' requirements under this transaction was that one or more stockholders of the Company agree to loan Optimus shares of stock of the Company owned by the lending stockholder. To facilitate the transaction contemplated by the Purchase Agreement, R & R Consulting Partners, LLC, a company controlled by Mr. Silverman, our former chairman and chief executive officer, loaned shares of common stock to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to stock loan agreements between R & R Consulting Partners, LLC and Optimus. For entering into the stock loan agreements, R & R Consulting Partners, LLC was paid by Optimus an aggregate of a $102,000 fee plus 29,452 shares received as interest under the stock loan agreements. R & R Consulting Partners, LLC could demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand could be made if there were any shares of Preferred Stock then outstanding.  We were advised by Optimus that Optimus would then sell the borrowed shares into the market and use the proceeds from the sale of such shares to fund the purchase of the preferred stock under the Purchase Agreement and the Amended Purchase Agreement described below. On or after the six month anniversary of the issuance date, the preferred stock could be converted by us into shares of our common stock and the lending stockholders could simultaneously demand return of the borrowed shares from Optimus.  Optimus was able to use the shares it received upon conversion of the convertible preferred shares to replace the borrowed shares.

On September 29, 2009, October 8, 2009, and October 21, 2009, R & R Consulting Partners, LLC loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of our common stock as is further discussed below.

On September 29, 2009, we exercised the first tranche of this financing, to issue 296 shares of Series A Preferred Stock, for a tranche amount of approximately $3.0 million. In support of this tranche, R & R Consulting Partners, LLC loaned Optimus 1.3 million shares of common stock. This tranche closed on October 13, 2009, and we received proceeds of approximately $3.0 million, less the fees due on the entire financing commitment of $800,000. We considered exercising a tranche on October 8, 2009 and as a result R & R Consulting Partners, LLC loaned Optimus 800,000 shares.  We decided to delay issuing a tranche notice until October 21, 2009.  On October 21, 2009, we exercised the second tranche of this financing, to issue 240 shares of Series A Preferred Stock, for a tranche amount of approximately $3.0 million.   The Purchase Agreement provided that in the event the closing bid price of our common stock during any one or more of the nine trading days following the delivery of a notice falls below 75% of the closing bid price on the trading day prior to the notice date and Optimus determines not to complete the tranche closing, then we may, at our option, proceed to issue some or all of the applicable shares, provided that the conversion price for the Series A Preferred Stock that is issued shall reset at the lowest closing bid price for such nine trading day period.  Our stock price fell below 75% of the closing bid price on one or more of the nine trading days following our delivery of a tranche notice.  As a result, on November 5, 2009, we closed the second tranche of this financing, issuing 166 shares of Series A Preferred Stock, for a tranche amount of approximately $1.7 million, and the conversion price was reset to $1.60 per share. In support of this tranche, R & R Consulting Partners, LLC loaned Optimus an additional 600,000 shares for an aggregate of 1.4 million shares of common stock under two stock loan agreements to complete this tranche.  Additionally, on October 20, 2009, Mr. Silverman sold Optimus 750,000 shares of our common stock that he owned in a private transaction.

On May 12, 2010, R & R Consulting Partners, LLC demanded the return of 2.7 million shares loaned to Optimus.  Also on May 12, 2010, we sent Optimus a notice of our election to convert all of the outstanding shares of Series A Preferred Stock into 2,729,452 shares of our common stock.  Optimus returned these shares to R & R Consulting Partners, LLC in repayment of the loan. The conversion of the Series A Preferred Stock was determined by a fixed conversion price that was determined at the time of the closings of the Preferred Stock which were approximately $3.07 and $1.60, respectively. We were required to issue make-whole shares to Optimus equal to 35% of the Series A Liquidation Value ($10,000 per share of Series A Preferred Stock) because the Series A Preferred Stock was redeemed prior the first anniversary of the issuance date.  On October 13, 2010, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware effecting the elimination of the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.

On March 14, 2011, we entered into an Amended and Restated Convertible Preferred Stock Purchase Agreement, or the Amended Purchase Agreement, with Optimus.   The Amended Purchase Agreement amends and restates the Purchase Agreement, and, among other things, specifically (i) replaces the Series A Preferred Stock issuable under the Purchase Agreement with a Series C Preferred Stock with substantially similar terms, and (ii) reduces the maximum amount of preferred stock issuable to Optimus under the Purchase Agreement from $10,000,000 to $8,700,000, of which $4,700,000 worth was already issued in 2009 under the Purchase Agreement as described above.

On March 14, 2011, we delivered a Notice to Optimus to sell 140 shares of our Series C Preferred Stock for a tranche amount of approximately $1.4 million. In support of this tranche, on March 14, 2011, R & R Consulting Partners, LLC loaned 2,729,452 shares, Mr. Silverman loaned 70,548 shares and Mr. Caragol loaned 700,000 shares of our common stock to Optimus. The lending stockholders were paid by Optimus an aggregate of a $150,000 fee for entering into the stock loan agreements. On April 12, 2011 the tranche closed and we received the $1.4 million of proceeds, less $100,000 that was paid to Optimus to waive the requirement under the Amended Purchase Agreement that the conversion price of the Series C Preferred Stock issued in the tranche be reset at the lowest closing bid price for the 19 trading days following the tranche notice date, which was March 14, 2011, due to the closing bid price of a share of our common stock falling below 75% during such 19 trading day period.

On October 12, 2011, we converted our Series C Preferred Stock into 3,500,000 shares of common stock, and Mr. Caragol, Mr. Silverman and R & R Consulting Partners, LLC demanded return of their loaned shares.  The conversion of the Series C Preferred Stock was determined by a fixed conversion price that was determined at the time of the closing of the Preferred Stock which was approximately $0.60.  Optimus, the holder of the Series C Preferred Stock, defaulted under the stock loan agreements by failing to return the loaned shares to Mr. Caragol, Mr. Silverman and R & R Consulting Partners, LLC within three trading days after such demand.  Optimus secured the stock loan agreements with the Series C Preferred Stock.  The Series C Preferred Stock always remained in the possession of Mr. Caragol, Mr. Silverman and R & R Consulting Partners, LLC.  After Optimus failed to return the loaned shares by October 17, 2011, Mr. Caragol, Mr. Silverman and R & R Consulting Partners, LLC began the process of repossessing the collateral, consisting of the common stock underlying the Series C Preferred Stock.  On October 18, 2011, Mr. Caragol, Mr. Silverman and R & R Consulting Partners, LLC sent Optimus an official notice of repossession and disposition of collateral under Section 9-611 and 9-613 of the Uniform Commercial Code, as currently in effect in the State of New York.  Optimus did not respond to the notice of repossession or return the loaned shares by October 28, 2011, and the lending stockholders had the legal right to have the shares re-registered in their own names.  Once the repossession process was completed, Mr. Caragol, Mr. Silverman and R & R Consulting Partners, LLC became the beneficial owners of the shares. On November 22, 2011, we agreed to issue 2,729,452 shares of common stock to R & R Consulting Partners, LLC, 700,000 shares of common stock to Mr. Caragol, and 70,548 shares of common stock to Mr. Silverman. The shares issued to Mr. Caragol, Mr. Silverman and R & R Consulting Partners, LLC were issued in exchange for the 3,500,000 shares that were issued upon conversion of the our Series C Preferred Stock and which were pledged to Mr. Caragol, Mr. Silverman, and R & R Consulting Partners, LLC. These securities were issued without registration in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act of 1933. On January 27, 2012, we issued an aggregate of 3,500,000 shares of common stock to R & R Consulting Partners, LLC, Mr. Silverman and Mr. Caragol to make the lending stockholders whole.  The securities that were originally issued upon conversion remain outstanding but have no voting, dividend, distribution or other rights of common stockholders. Further, Optimus has indicated in a public filing the absence of beneficial ownership of the 3,500,000 shares of common stock.  The Company believes  that, while the transfer agent has not yet cancelled the original 3,500,000 shares, no requirements exist that legally prevent such cancellation from being effectuated.

See Risk Factor entitled " Our financing transactions with Optimus may be deemed to be in violation of Section 5 of the Securities Act, and as a result security holders that purchased shares from Optimus may have the right to rescind their purchase of such securities " for more information.

VeriTeQ Transaction

On January 11, 2012, we contributed certain assets and liabilities related to the VeriChip business, as well as, all of our assets and liabilities relating to our Health Link business which is a patient-controlled, online repository to store personal health information to our wholly-owned subsidiary, Animal Health.  We ceased actively marketing the VeriChip business in January 2008 and the Health Link business in September, 2010.  The term “VeriChip business” does not include the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property, or any product or application involving blood glucose detection or diabetes management.

On January 11, 2012, VeriTeQ, which is owned and controlled by Mr. Silverman, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000 and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest.  In connection with the sale, we entered into the License Agreement with VeriTeQ dated January 11, 2012 which grants VeriTeQ a license to utilize our bio-sensor implantable RFID device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System” for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip, or any product or application involving blood glucose detection or diabetes management.  We will receive royalties in the amount of ten percent on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the patent, and a royalty of twenty percent on gross revenues that are generated under the Development and Supply Agreement between us and Medcomp dated April 2, 2009. Our right to the Medcomp royalty payments terminate three years following written clearance by the United States Food and Drug Administration of the Medcomp product that incorporates the VeriChip product.

We also entered into a Shared Services Agreement with VeriTeQ on January 11, 2012 which requires that we provide certain services to VeriTeQ in exchange for $30,000 per month.  The term of the Shared Services Agreement commences on the earlier of (i) commencement of due diligence by VeriTeQ on a merger or public shell target or (ii) February 1, 2012. The first payment for such services is not payable until VeriTeQ receives gross proceeds of a financing of at least $500,000.

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

Director Independence

Our Board of Directors currently consists of five members: William J. Caragol, Jeffrey S. Cobb, Barry M. Edelstein, Michael E. Krawitz and Ned L. Siegel. Although we are no longer listed on the Nasdaq Capital Market, our Board of Directors has determined that four of our five directors, Messrs. Cobb, Edelstein, Krawitz and Siegel, are independent under the standards of the Nasdaq Capital Market.   For transactions, relationships or arrangements that were considered by the Board of Directors in determining the independence of our Board of Directors, please see “Certain Relationships and Related Transactions — Director and Officer Roles and Relationships” above.

For transactions, relationships or arrangements that were considered by the Board of Directors in determining whether each director was independent, please see “Certain Relationships and Related Transactions — Director and Officer Roles and Relationships” above.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2011 and 2010, fees for services provided by EisnerAmper LLP were as follows:

	2011	2010

Audit Fees	$122,000	$179,000
Audit Related Fees	102,000	42,800
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$224,000	$221,800

Audit related fees for 2010 and 2011 include review of registration statements and other SEC filings, and for 2011 also includes fees related to the audit of MicroFluidic.

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

All services provided by and all fees paid to EisnerAmper LLP in fiscal 2010 and 2011 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

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

POSITIVEID CORPORATION

Date: March 27, 2012	By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Caragol	Chief Executive Officer and Chairman	March 27, 2012
William J. Caragol	of the Board (Principal Executive Officer)

/s/ Bryan D. Happ	Chief Financial Officer	March 27, 2012
Bryan D. Happ	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey S. Cobb	Director	March 27, 2012
Jeffrey S. Cobb

/s/ Barry M. Edelstein	Director	March 27, 2012
Barry M. Edelstein

/s/ Michael E. Krawitz	Director	March 27, 2012
Michael E. Krawitz

/s/ Ned L. Siegel	Director	March 27, 2012
Ned L. Siegel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PositiveID Corporation

We have audited the accompanying consolidated balance sheets of PositiveID Corporation (the “Company”)  as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of PositiveID Corporation, as of December 31, 2011 and 2010, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2011 the Company has a working capital deficiency and an accumulated deficit. Additionally, the Company has incurred operating losses since its inception and expects operating losses to continue during 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 2, the consolidated financial statements as of and for the year ended December 31, 2010 have been restated for the presentation of the Company’s ID Security segment as a discontinued operation.

/s/ EisnerAmper LLP

New York, New York
March 26, 2012

POSITIVEID CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$28	$1,764
Prepaid expenses and other current assets	82	173
Assets held for sale	—	1,305
Total Current Assets	110	3,242

Equipment, net	44	49
Goodwill	510	—
Intangibles, net	1,385	—
Other assets	417	24
Total Assets	$2,466	$3,315

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,020	$490
Accrued expenses and other current liabilities	1,775	1,067
Accrued preferred stock dividends payable	24	152
Total Current Liabilities	2,819	1,709

Contingent earn-out liability	538	—
Stock obligation to related party (see Note 8 )	4,879	—

Commitments and contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value; Series B Preferred – 230 shares issued and outstanding, liquidation preference of $2,300, at December 31, 2010; Series F Preferred – 1,500 shares issued and outstanding, liquidation preference of $1,524, at December 31, 2011	—	—
Common stock, 70,000,000 shares authorized, $.01 par value; 53,997,779 and 33,047,405 shares issued and outstanding at December 31, 2011 and 2010, respectively	540	330
Additional paid-in capital	82,042	74,002
Accumulated deficit	(86,102)	(69,621)
	(3,520)	4,711
Note receivable for shares issued	(2,250)	(3,105)
Total Stockholders’ Equity (Deficit)	(5,770)	1,606
Total Liabilities and Stockholders’ Equity (Deficit)	$2,466	$3,315

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010

Revenue	$—	$75
Cost of sales	—	45
Gross profit	—	30

Operating expenses:
Selling, general and administrative	10,849	9,722
Research and development	784	1,394
Stock compensation to related party (see Note 8)	4,879	—
Total operating expenses	16,512	11,116
Operating loss from continuing operations	(16,512)	(11,086)

Other income (expense), net	88	34
Loss from continuing operations	(16,424)	(11,052)

Discontinued operations:
Income (loss) from discontinued operations	498	(3,264)
Impairment of goodwill	(555)	(1,600)
Total loss from discontinued operations	(57)	(4,864)
Net loss	(16,481)	(15,916)

Preferred stock dividends	(221)	(152)
Net loss attributable to common stockholders	$(16,702)	$(16,068)

Loss from continuing operations per common share attributable to common stockholders	$(0.43)	$(0.47)
Loss from discontinued operations per common share	—	(0.20)
Loss per common share attributable to common stockholders – basic and diluted	$(0.43)	$(0.67)
Weighted average shares outstanding – basic and diluted	38,490	24,053

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2011 and 2010
(In thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Note Receivable For Shares	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	(Deficit)

Balance at January 1, 2010	462	$—	21,840	$218	$63,018	$(53,705)	$—	$9,531
Net loss	—	—	—	—	—	(15,916)	—	(15,916)
Stock based compensation	—	—	5,142	52	5,067	—	—	5,119
Issuance of Series B Preferred shares, net of costs	230	—	—	—	2,190	—	—	2,190
Issuance of common stock from option exercises	—	—	719	7	352	—	—	359
Reversal of Series A accrued dividends on conversion	—	—	—	—	89	—	—	89
Common stock issued for Series A Preferred conversion	(462)	—	2,700	27	(27)	—	—	—
Common stock issued for interest expense on Series A Preferred conversion	—	—	29	—	35	—	—	35
Issuance of common stock for note receivable	—	—	1,717	17	2,283	—	(2,300)	—
Issuance of common stock for note receivable upon warrant exercise	—	—	600	6	799	—	(805)	—
Common stock issued pursuant to acquisition of Easy Check	—	—	300	3	348	—	—	351
Accrual of preferred stock dividends	—	—	—	—	(152)	—	—	(152)

Balance at December 31, 2010	230	$—	33,047	$330	$74,002	$(69,621)	$(3,105)	$1,606
Net loss	—	—	—	—	—	(16,481)	—	(16,481)
Stock based compensation	—	—	3,420	34	3,400	—	—	3,434
Issuance of Series B Preferred shares	190	—	—	—	1,900	—	—	1,900
Issuance of common stock for note receivable	—	—	2,721	27	1,873	—	(1,900)	—
Issuance of common stock for note receivable upon warrant exercise	—	—	952	10	655	—	(665)	—
Common stock issued pursuant to acquisition of Easy Check	—	—	200	2	112	—	—	114
Issuance of Series C Preferred shares, net of costs	140	—	—	—	1,228	—	—	1,228
Redemption of Series B Preferred shares	(420)	—	—	—	(5,465)	—	5,670	205
Issuance of common stock pursuant to acquisition of MicroFluidic Systems	—	—	3,346	34	1,212	—	—	1,246
Issuance of Series F Preferred shares, net of costs	1,500	—	—	—	883	—	—	883
Issuance of common stock for cash and note receivable	—	—	6,812	68	2,432	—	(2,250)	250
Common stock issued for Series C Preferred conversion	(140)	—	3,500	35	(35)	—	—	—
Reversal of Series C accrued dividends on conversion	—	—	—	—	66	—	—	66
Accrual of preferred stock dividends	—	—	—	—	(221)	—	—	(221)
Balance at December 31, 2011	1,500	$—	53,998	$540	$82,042	$(86,102)	$(2,250)	$(5,770)

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(16,481)	$(15,916)
Add: Loss from discontinued operations	57	4,864
Loss from continuing operations	(16,424)	(11,052)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	272	25
Stock-based compensation	3,434	5,119
Stock issued to advisor for acquisition	365	—
Stock compensation to related party (see Note 8)	4,879	—
In-process research and development expense	114	350
Impairment of goodwill	555	1,600
Change in fair value of contingent earn-out liability	(212)	—
Non-cash interest (income) expense, net	—	(7)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(258)	51
Increase (decrease) in accounts payable and accrued expenses	1,136	(34)
Net cash used in discontinued operations	(540)	(3,231)
Net cash used in operating activities	(6,679)	(7,179)
Cash flows from investing activities:
Acquisition of MicroFluidic Systems	(24)	—
Proceeds from sale of NationalCreditReport.com	675	—
Proceeds from sale of equipment	54	—
Purchase of equipment	(23)	(29)
Net cash provided by (used in) investing activities	682	(29)
Cash flows from financing activities:
Proceeds from equity financings, net of fees	4,261	2,190
Proceeds from exercise of stock options	—	359
Net cash provided by financing activities	4,261	2,549
Net decrease in cash and cash equivalents	(1,736)	(4,659)
Cash and cash equivalents, beginning of year	1,764	6,423
Cash and cash equivalents, end of year	$28	$1,764

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

1.   Organization and Basis of Presentation

PositiveID Corporation (the “Company” or “PositiveID”) is a Delaware corporation formed in 2001. The Company commenced operations in 2002 as VeriChip Corporation. In 2007, the Company completed an initial public offering of its common stock.

In July 2008, the Company completed the sale of all of the outstanding capital stock of Xmark Corporation (“Xmark”), which at the time was principally all of the Company’s operations. The sale transaction was closed for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million, which was adjusted to $2.8 million at settlement of the escrow. Under the terms of the stock purchase agreement, $43.4 million of the proceeds were paid at closing and $4.4 million was released from escrow in July 2009. As a result, the Company recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until the escrow was settled in 2009.

Following the completion of the sale, the Company retired all of its outstanding debt for a combined payment of $13.5 million and settled all contractual payments to Xmark’s and the Company’s officers and management for $9.1 million. In August 2008, the Company paid a special dividend to its stockholders of $15.8 million.

In November 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively are referred to as “Digital Angel.” The terms of the APA included the Company’s purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. The Company also received covenants from Digital Angel and Destron Fearing that will permit the use of intellectual property of Digital Angel related to the Company’s health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. The Company paid Digital Angel $500,000 at the closing of the APA, which was recorded in the financials as research and development expense.

Also, in November 2008, R & R Consulting Partners LLC, a company controlled by the Company’s then chairman and chief executive officer, purchased 5,355,556 shares of common stock from Digital Angel, at which point in time Digital Angel ceased being a stockholder.

In September 2009, the Company, VeriChip Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), signed an Agreement and Plan of Reorganization (the “Merger Agreement”), dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). Upon the consummation of the Merger, all outstanding shares, options and warrants of Steel Vault’s common stock were converted into approximately 5.1 million shares of common stock, 3.3 million options, and 0.5 million warrants of the Company. At the closing of the Merger, the Company changed its name to PositiveID Corporation.

The Company has historically developed, marketed and sold radio frequency identification, frequently referred to as RFID, systems used for the identification of people in the healthcare market. Beginning in the fourth quarter of 2009, with the acquisition of Steel Vault, the Company focused its strategy to provide unique health and security identification tools to protect consumers and businesses, operating in two key segments: HealthID and ID Security.  Beginning in early 2011 the Company further focused its strategy on the growth of its HealthID segment, including the continued development of its GlucoChip product, its Easy Check breath glucose measurement device, its iglucose wireless communication system, and potential strategic acquisition opportunities of businesses complimentary to its HealthID business.

In February 2010 the Company acquired the assets of Easy Check Medical Diagnostics, LLC (“Easy Check”), which included the Easy Check breath analysis system and the iglucose wireless communication system. The Company issued 300,000 shares of common stock in February 2010, with a fair value of $351,000, as consideration for the purchase.  The purchase agreement also included certain contingent payments and cash royalties based on future revenues. (See Note 3)

In May 2011, the Company entered into a Stock Purchase Agreement to acquire MicroFluidic Systems, a California corporation (“MicroFluidic”), pursuant to which MicroFluidic became a wholly-owned subsidiary of the Company. MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security. (See Note 3)

The Company’s ID Security segment included its identity security suite of products, sold through its NationalCreditReport.com brand and its Health Link personal health record. The Company’s NationalCreditReport.com business was acquired in conjunction with the merger with Steel Vault in November 2009. NationalCreditReport.com offered consumers a variety of identity security products and services primarily on a subscription basis. In the first quarter of 2010, the Company re-launched its Health Link personal health record (“PHR”) business. The Company focused its marketing efforts on partnering with health care providers and exchanges, physician groups, Electronic Medical Record (“EMR”) system vendors, and insurers to use Health Link as a PHR provided to their patients.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

On August 31, 2011 we received notification that our stock was being delisted from the Nasdaq Capital Market and on September 1, 2011 our stock began trading on the OTC Bulletin Board. The delisting from Nasdaq could adversely affect the market liquidity of our common stock and harm the business and may hinder or delay our ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Discontinued Operations

In connection with the Company’s sale of its NationalCreditReport.com business in July 2011, certain assets of the subsidiary have been classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2010, and its results of operations have been presented as discontinued operations in the accompanying consolidated statements of operations (see Note 2). Related amounts for prior periods presented have been reclassified to conform to the current period presentation. The Company currently operates in one business segment and generated no revenue from this segment in 2010 or 2011.

Concentration of Credit Risk

The Company maintained its cash in one financial institution during the years ended December 31, 2011 and 2010. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits of $250,000 per institution. At times, cash deposits exceeded the federally insured limits.

Equipment

Equipment is carried at cost less accumulated depreciation, computed using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or useful life, software is depreciated over 2 years, and equipment is depreciated over periods ranging from 3 to 5 years. Repairs and maintenance which do not extend the useful life of the asset are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the consolidated statements of operations.

Intangible Assets

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. As of December 31, 2011, customer contracts and relationships are being amortized over 3 years, patents are being amortized over 5 years, and non-compete agreements are being amortized over 2 years. Intangible assets consist of the following as of December 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net
Customer contracts and relationships	$230	$(45)	$185
Patents	1,223	(143)	1,080
Non-compete agreements	169	(49)	120
	$1,622	$(237)	$1,385

Amortization of intangible assets amounted to approximately $237,000 for the year ended December 31, 2011. Estimated future amortization expense is as follows (in thousands):

2012	$406
2013	356
2014	277
2015	244
2016	102
$1,385

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

The Company records goodwill as the excess of the purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. The Company’s reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. Goodwill of a reporting unit is tested for impairment at least once a year, or between testing dates if an impairment condition or event is determined to have occurred.

In assessing potential impairment of the intangible assets and goodwill recorded in connection with the MicroFluidic acquisition as of December 31, 2011, management considered the likelihood of future cash flows attributable to such assets, including but not limited to the probability and extent of MicroFluidic’s participation in the Department of Homeland Security’s BioWatch program, for which a final Request for Proposal is expected to be released by the third quarter of 2012. Based on its analysis, management has concluded based on information currently available, that no impairment of the intangible assets or goodwill exists as of December 31, 2011.

Revenue Recognition

The Company’s revenue recognition policy related to the discontinued ID Security segment was as follows:

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

In October 2009, the Financial Accounting Standard Board (“FASB”) issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance requires the use of management’s best estimate of selling price for the deliverables in an arrangement when vendor specific objective evidence, vendor objective evidence or third party evidence of the selling price is not available. In addition, excluding specific software revenue guidance, the residual method of allocating arrangement consideration is no longer permitted, and an entity is required to allocate arrangement consideration using the relative selling price method. In accordance with the guidance, the Company elected to early adopt its provisions as of January 1, 2010 on a prospective basis for all new or materially modified arrangements entered into on or after that date. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

●	The delivered item(s) has value to the client on a stand-alone basis; and
●
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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Stock-Based Compensation

Stock-based compensation expenses are reflected in the Company’s consolidated statements of operations under selling, general and administrative expenses and research and development expenses.

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

The Company follows the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as interest expense. The Company does not have any uncertain tax positions at December 31, 2011.

Research and Development and Software Development Costs

Research and development costs are expensed as incurred and consist of development work associated with the Company’s existing and potential products. The Company’s research and development expenses relate primarily to share based compensation to project partners, payroll costs for engineering personnel and costs associated with various projects, including testing, developing prototypes and related expenses.

The Company accounts for software development costs in accordance with the provisions of ASC 985-20, “Costs of Software to be Sold, Leased or Marketed”. Qualifying costs are capitalized from the time technological feasibility is established until the product is available for general release to customers. Capitalized software development costs related to the Company’s iglucose wireless communication system totaled approximately $299,000 as of December 31, 2011 and are included in other assets in the accompanying consolidated balance sheet. The product was not available for general release as of December 31, 2011 and therefore amortization of capitalized costs had yet to begin.

Accrued Expenses

  Accrued expenses and other current liabilities consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Accrued compensation	$1,183	$220
Accrued income taxes	400	400
Other	192	447
	$1,775	$1,067

Loss Per Common Share

The Company presents basic income (loss) per common share and, if applicable, diluted income (loss) per share pursuant to the provisions of ASC 260 “Earnings Per Share”. Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the year and after preferred stock dividend requirements. The calculation of diluted income (loss) per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each year or the date issued were convertible at those dates, with preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the average period market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

The following potentially dilutive securities were outstanding as of December 31, 2011 and 2010 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	December 31, 2011	December 31, 2010
Convertible preferred stock	3,000	2,729
Stock options	4,148	3,216
Warrants	304	304
Unvested restricted common stock	4,540	6,623
	11,992	12,872

2.   Discontinued Operations

Beginning at the end of 2010, in conjunction with the Company’s focus on its HealthID businesses, including the development of the GlucoChip, the Easy Check breath glucose detection system, and iglucose wireless communication system, the Company began to limit the activities of its ID Security segment, which included its wholly-owned NationalCreditReport.com subsidiary. In connection with the Company’s decision at the end of 2010 to cease acquiring new customers, it evaluated the Steel Vault business model and recoverability of its intangible assets by estimating the projected operating cash flows and estimated residual value of the NationalCreditReport.com business. As a result, the Company recorded a charge for the impairment of its goodwill of $1.6 million in the fourth quarter of 2010.  Effective December 31, 2010, the Company also adjusted the rate of amortization of its trademarks and domain names to reflect the estimated residual value over its estimated remaining economic life.

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

The transferred assets of NationalCreditReport.com have been classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2010, and consist of the following (in thousands):

Equipment, net	$70
Intangible assets, net	385
Goodwill	850
Total	$1,305

In connection with the decision to sell the NationalCreditReport.com business, the carrying value of the subsidiary’s net assets was written down to their estimated fair value, determined based upon the proceeds realized upon the sale in July 2011. As a result, an impairment of the carrying value of goodwill of approximately $555,000 was recognized during the second quarter of 2011 and is included in the loss from discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2011.

Historical revenue related to the NationalCreditReport.com business and included in the income (loss) from discontinued operations in the accompanying consolidated statements of operations totaled approximately $988,000 and $3,018,000 for the years ended December 31, 2011 and 2010, respectively.

3.   Acquisitions

Easy Check Asset Purchase

In February 2010, the Company purchased the assets of Easy Check, which was comprised of the intellectual property related to the Easy Check breath glucose measurement device and the iglucose wireless communication system. The Company issued 300,000 shares of common stock in connection with the purchase with a fair value of $351,000 based on a stock price of $1.17 per share. The entire purchase price was expensed as in-process research and development as the development of these projects had not yet reached technological feasibility and had no alternative future uses.  The Company did not purchase any tangible assets from Easy Check.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

In February 2011 the Company amended the purchase agreement and paid the seller of the assets an additional 200,000 shares of its common stock valued at $114,000, based on a stock price of $0.57 per share. The agreement lowered the potential royalty on future income from these products from 25% to 10%. The additional consideration was expensed as in-process research and development as the related projects had not yet reached technological feasibility at the time of the amendment.

MicroFluidic Acquisition

On May 23, 2011, the Company acquired all of the outstanding capital stock of MicroFluidic in a transaction accounted for using the purchase method of accounting (the “Acquisition”). Since MicroFluidic's inception, its key personnel have had an important role in developing technologies to automate the process of biological pathogen detection. MicroFluidic’s substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications is complementary to the Company’s portfolio of virus detection and diabetes management products in development.

As consideration for the consummation of the Acquisition, the Company paid $250,000 to fund certain accounts payable of MicroFluidic (of which approximately $24,000 was paid to selling shareholders) and issued 2,375,000 shares of common stock of the Company (the “Stock Consideration”). Additionally, the Company issued a total of 971,429 shares of common stock in 2011 to its advisors for brokerage services rendered in conjunction with the Acquisition. The Company incurred a nonrecurring charge of approximately $550,000 related to the direct costs of the Acquisition, consisting of the $365,000 value of the shares of common stock issued to its advisors and $185,000 of cash costs, which is recorded in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2011.

In connection with the Acquisition, the Company is also required to make certain earn-out payments, up to a maximum of $7,000,000 payable in shares of the Company’s common stock, upon certain conditions over the next three years (the “Earn-Out Payment”). The earn-out for 2011 was based upon the value of contracts obtained by MicroFluidic through December 31, 2011, subject to a maximum Earn-Out Payment of $2,000,000. MicroFluidic did not obtain any contracts as of December 31, 2011 and thus no earn-out payment was required for 2011. The earn-out for years 2012-2014 is based on MicroFluidic achieving certain earnings targets for the respective year, subject to a maximum Earn-Out Payment of $2,000,000 per year and an overall cumulative maximum Earn-Out Payment of $7,000,000. However, the Company is prohibited from making any Earn-Out Payment until stockholder approval is obtained if the aggregate number of shares to be issued exceeds 19.99% of the Company’s common stock outstanding immediately prior to the closing. In the event the Company is unable to obtain any required stockholder approval, the Company is obligated to pay the applicable Earn-Out Payment in cash to the sellers. In addition, the Company may pay any applicable Earn-Out Payment in cash at its option.

The estimated purchase price of the Acquisition totaled approximately $1,653,000, comprised of (i) $24,000 in cash, (ii) Stock Consideration of $879,000 based on a stock price of $0.37 per share, and (iii) contingent consideration of approximately $750,000. The fair value of the contingent consideration was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement. On October 31, 2011, the Company entered into an agreement with two of the selling MicroFluidic shareholders pursuant to which the two individuals waived their right to any earn-out compensation for 2011 in settlement of the closing working capital adjustment provisions of the purchase agreement. The two individuals represented approximately 68% of the selling shareholder interests, and thus any earn-out for 2011 was to be reduced by such percentage. As no earn-out was achieved for 2011, the fair value of the contingent consideration was reassessed and reduced to approximately $538,000 as of December 31, 2011, with a corresponding credit of $212,000 to selling, general and administrative expense in the Company’s consolidated statement of operations for the year ended December 31, 2011.

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

The estimated fair values of certain assets and liabilities were determined by management based upon a third-party valuation. The goodwill recorded in connection with the Acquisition was allocated to the Company’s HealthID segment, and no portion of the intangible assets, including goodwill, is expected to be deductible for tax purposes.

The results of operations of MicroFluidic are included in the Company’s consolidated statement of operations from the date of the acquisition of May 23, 2011, including $0 of revenue and approximately $888,000 of loss. The following supplemental pro forma information assumes that the Acquisition had occurred as of January 1 for each period presented (in thousands except per share data):

	Year Ended December 31,
	2011	2010
	(unaudited)	(unaudited)
Revenue	$235	$5,583
Net loss	$(17,088)	$(17,886)
Loss per common share – basic and diluted	$(0.43)	$(0.66)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the dates indicated or that may result in the future. The pro forma revenue reflected primarily relates to revenue reported by MicroFluidic, substantially all of which was generated under two contracts with an agency of the U.S. Government. The two contracts were completed by March 31, 2011 and as of December 31, 2011 MicroFluidic had no active revenue-generating contracts. The pro forma results for the year ended December 31, 2010 exclude a charge of approximately $550,000 related to the direct costs of the Acquisition, which is included in the Company’s results of operations for the period after the date of the Acquisition and thus in the pro forma results for the year ended December 31, 2011.

4.   Financing Agreements

Optimus Financing

On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Optimus Purchase Agreement”) with Optimus Technology Capital Partners, LLC (“Optimus”) under which Optimus was committed to purchase up to $10 million shares of convertible Series A Preferred Stock of the Company in one or more tranches.

To facilitate the transactions contemplated by the Optimus Purchase Agreement, R & R Consulting Partners, LLC (“R&R”), a company controlled by Scott R. Silverman, the Company’s former chairman and chief executive officer, loaned shares of common stock of the Company to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to stock loan agreements between R & R and Optimus. R & R was paid a $100,000 fee in October 2009 plus was to be paid 2% as interest for the fair value of the loaned shares for entering into the stock loan arrangement.  R & R could demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand could be made if there are any shares of Series A Preferred Stock then outstanding. If a permitted return demand was made, Optimus was required to return the borrowed shares (or an equal number of freely tradable shares of common stock) within three trading days after such demand. Optimus could return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of Company common stock.

On September 29, 2009, the Company exercised the first tranche of the Optimus financing, pursuant to which it issued 296 shares of Series A Preferred Stock, for a purchase price of approximately $3.0 million. In support of this tranche, R & R loaned Optimus 1.3 million shares of common stock. The tranche closed on October 13, 2009, and the Company received proceeds of approximately $3.0 million, less the fees due on the entire financing commitment of $800,000. On November 5, 2009, the Company closed the second tranche of this financing, issuing 166 shares of Series A Preferred Stock, for a purchase price of approximately $1.7 million. In support of this tranche, R & R loaned Optimus approximately 1.4 million shares of common stock.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

On May 12, 2010, R & R demanded the return of 2.7 million shares loaned to Optimus.  Also on May 12, 2010, the Company sent Optimus a notice of its election to convert all of the outstanding shares of Series A Preferred Stock into 2,729,452 shares of Company common stock.  Optimus returned these shares to R & R in repayment of the loan. The conversion of the Series A Preferred Stock was determined by a fixed conversion price that was determined at the time of the two tranche closings, which were approximately $3.07 and $1.60 per share, respectively. The Company was required to issue make-whole shares to Optimus equal to 35% of the Series A Liquidation Value ($10,000 per share of Series A Preferred Stock) because the Series A Preferred Stock was redeemed prior the first anniversary of the issuance date.  On October 13, 2010, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware effecting the elimination of the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.  No shares of Series A Preferred Stock remained outstanding as of December 31, 2010.

On March 14, 2011, the Company entered into an Amended and Restated Convertible Preferred Stock Purchase Agreement (the “Amended Optimus Purchase Agreement”) with Optimus. The Amended Optimus Purchase Agreement amended and restated the Optimus Purchase Agreement, and, among other things, specifically (i) replaced the Series A Preferred Stock issuable under the Purchase Agreement with Series C Preferred Stock with substantially similar terms, and (ii) reduced the maximum amount of preferred stock issuable to Optimus under the Optimus Purchase Agreement from $10 million to $8.7 million, of which $4.7 million was previously issued in 2009 as described above.

Under the terms of the Amended Optimus Purchase Agreement, from time to time and at the Company’s sole discretion, the Company could present Optimus with a notice to purchase shares of Series C Preferred Stock (the “Notice”).   Optimus was obligated to purchase such Series C Preferred Stock on the twentieth trading day after any Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company is listed for and trading on a trading market, such as the Nasdaq or the over the counter bulletin board, (ii) the representations and warranties of the Company set forth in the Amended Optimus Purchase Agreement are true and correct as if made on each tranche date, and (iii) that no such purchase would result in Optimus and its affiliates beneficially owning more than 9.99% of the Company’s common stock. In the event the closing bid price of the Company’s common stock during any one or more of the nineteen trading days following the delivery of a Notice were to fall below 75% of the closing bid price on the trading day prior to the Notice date and Optimus determined not to complete the tranche closing, then the Company could, at its option, proceed to issue some or all of the applicable shares, provided that the conversion price for the Preferred Stock that is issued would reset at the lowest closing bid price for such nineteen trading day period.

On March 14, 2011, the Company delivered a Notice to Optimus to sell 140 shares of Series C Preferred Stock for a purchase price of approximately $1.4 million.   In support of this tranche, R & R loaned 2,729,452 shares, Mr. Silverman loaned 70,548 shares and William Caragol, the Company’s current chairman and chief executive officer, loaned 700,000 shares of Company common stock to Optimus (the “Loaned Shares”). On April 12, 2011, the tranche closed and the Company received proceeds of approximately $1.4 million, less $100,000 paid to Optimus to waive the requirement under the Amended Optimus Purchase Agreement that the conversion price of the Series C Preferred Stock issued in the tranche be reset at the lowest closing bid price for the nineteen trading days following the tranche notice date, which was March 14, 2011, due to the closing bid price of a share of the Company’s common stock falling below 75% during such nineteen trading day period.

On October 12, 2011, R & R, Mr. Caragol and Mr. Silverman demanded the return of the Loaned Shares from Optimus. Also on October 12, 2011, the Company sent Optimus a notice of its election to convert all of the outstanding shares of Series C Preferred Stock into 3,500,000 shares of common stock. The conversion of the Series C Preferred Stock was determined by a fixed conversion price that was determined at the time of the tranche closing, which was approximately $0.40 per share. On October 17, 2011, Optimus failed to return the Loaned Shares within three trading days of the demand by R & R, Mr. Silverman and Mr. Caragol as required under the terms of the Amended Optimus Purchase Agreement. No shares of Series C Preferred Stock remained outstanding as of December 31, 2011.

On January 27, 2012, the Company issued an aggregate of 3,500,000 shares of common stock to R & R Consulting Partners, LLC, Mr. Silverman and Mr. Caragol in exchange for the Loaned Shares. The securities that were originally issued upon conversion remain outstanding but have no voting, dividend, distribution or other rights of common stockholders. Further, Optimus has indicated in a public filing the absence of beneficial ownership of the 3,500,000 shares of common stock.  The Company believes that, while the transfer agent has not yet cancelled the original 3,500,000 shares, no requirements exist that legally prevent such cancellation from being effectuated.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

The Company believes that the transactions undertaken with Optimus as discussed herein were in compliance with applicable securities laws at the time of the financing transactions, including Section 5 of the Securities Act. If a violation did occur in connection with Optimus' resale of the common stock it received in connection with these financings, security holders who purchased these securities would have certain remedies available to them, including the right to rescind the purchase of those securities within the applicable statute of limitations, which under the Securities Act is one year commencing on the date of violation of the federal registration requirements. The Company believes that the federal statute of limitations on sales of shares of the Company’s common stock has expired for sales made under the 2009 Optimus transactions, and that the federal statute of limitations on sales of shares of the Company’s common stock will expire in 2012 for sales made under the March 2011 Optimus transaction. Statutes of limitations under state laws vary by state, with the limitation time period under many state statutes not typically beginning until the facts giving rise to a violation are known. The Company is applying a contingency accounting model in determining whether a liability exists for this matter. Under this model, the Company evaluates whether a violation of the applicable securities laws has occurred resulting in a rescission right and whether a claim for a potential violation will be asserted. The Company has determined that there is a remote likelihood as to whether a violation has occurred. If the Company were required to pay security holders for rescission of their purchase of such securities, it could have a material adverse effect on the Company’s financial condition and results of operations. The Company is not presently able to accurately determine an estimated amount for any potential rescission liability associated with the resale of the loaned shares by Optimus in the event that the transaction were to be found to violate Section 5 of the Securities Act as it does not have knowledge of the amount and timing of such resales, nor information regarding the state or states in which such resales may have occurred. The Company believes that the range of prices at which Optimus sold the loaned shares was between $0.50-$3.22 per share related to the 2009 Optimus transactions and between $0.11-$0.63 per share related to the 2011 Optimus transaction. No adjustment has been made in the accompanying consolidated financial statements related to the outcome of this contingency.

Certificate of Designations for Series C Preferred Stock

On March 14, 2011, pursuant to the Amended Optimus Purchase Agreement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series C Preferred Stock with the Secretary of State of the State of Delaware.  The Company is authorized to issue 400 shares of Series C Preferred Stock and the shares of Preferred Stock may not be converted if the shares of common stock issuable upon conversion of the Series C Preferred Stock plus any shares previously issued to Optimus or its affiliates would exceed 19.99% of the common stock outstanding as calculated and determined in accordance with Nasdaq Marketplace rules.

Ranking and Voting. The Series C Preferred Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, senior to the Company’s Common Stock and any other classes of stock or series of preferred stock of the Company, including the Series B Preferred Stock, and junior to existing and future indebtedness of the Company. Otherwise, holders of the Preferred Stock will not be entitled to receive dividends and will have no right to vote on any matters, questions or proceedings, including, without limitation, the election of directors.

Conversion. One or more shares of the Series C Preferred Stock may be converted into shares of Common Stock of the Company, on or after the six month anniversary of the issuance date, at a conversion price equal to the closing bid price on the trading day immediately preceding the Notice date (the “Conversion Price”) by the Company or Optimus. If the Company or Optimus exercises this conversion option with respect to any Series C Preferred Stock, the Company will issue to Optimus the number of shares of Common Stock equal to (x) $10,000 per share of Series C Preferred Stock multiplied by (y) the number of shares of Series C Preferred Stock subject to the Notice divided by (z) the Conversion Price with respect to such shares. If the Company exercises the conversion prior to the fourth anniversary of the issuance of such shares, then in addition to the conversion shares, the Company must pay to the holder additional shares with respect to such converted shares: (i) 35% of the conversion shares if converted after the six-month anniversary of the issuance date but prior to the first anniversary of the issuance date, (ii) 27% of the converted shares if converted on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 18% of the converted shares if converted on or after the second anniversary but prior to the third anniversary of the issuance date, and (iv) 9% of the converted shares if converted on or after the third anniversary but prior to the fourth anniversary of the issuance date.

Dividends and Other Distributions. Commencing on the first anniversary of the date of issuance of any such shares of Series C Preferred Stock, holders of Series C Preferred Stock shall be entitled to receive dividends on each outstanding share of Series C Preferred Stock, which shall accrue in shares of Series C Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends shall be payable annually on the anniversary of the issuance date. No dividend shall be payable with respect to shares of Series C Preferred Stock that are redeemed for cash or converted into shares of Common Stock prior to the first anniversary of the issuance date with respect to such shares.

Liquidation. Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company, before any distribution or payment is made to the holders of any other class or series of stock, the holders of Series C Preferred Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series C Liquidation Value, after which any remaining assets of the Company shall be distributed among the holders of the other class or series of stock in accordance with the Company’s Certificates of Designations and Certificate of Incorporation.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Redemption. The Company may redeem, for cash, any or all of the Series C Preferred Stock at any time at the redemption price per share equal to $10,000 per share of Series C Preferred Stock (the “Series C Liquidation Value”), plus any accrued but unpaid dividends with respect to such shares of Series C Preferred Stock (the “Redemption Price”). If the Company exercises this redemption option with respect to any Series C Preferred Stock prior to the fourth anniversary of the issuance of such Series C Preferred Stock, then in addition to the Redemption Price, the Company must pay to Optimus a make-whole price per share equal to the following with respect to such redeemed Series C Preferred Stock: (i) 35% of the Series C Liquidation Value if redeemed prior to the first anniversary of the issuance date, (ii) 27% of the Series C Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 18% of the Series C Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the issuance date, and (iv) 9% of the Series C Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the issuance date.

The Common Stock issuable upon conversion of the Series C Preferred Stock, if any, will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Socius Financing

On April 28, 2010, the Company entered into a Preferred Stock Purchase Agreement (the “Socius Preferred Purchase Agreement”) with Socius Capital Group, LLC doing business as Socius Technology Capital Group, LLC (“Socius Technology”) under which Socius Technology was committed to purchase up to $4.2 million in shares of non-convertible Series B Preferred Stock of the Company (the “Series B Preferred Stock”) in one or more tranches (each a “Preferred Tranche”), at $10,000 per share of Preferred Stock. Under the terms of the Socius Preferred Purchase Agreement, from time to time and at the Company’s sole discretion, the Company could present Socius Technology with a notice to purchase such Preferred Stock (“Preferred Notice”). Socius Technology was obligated to purchase such Series B Preferred Stock on the third trading day after the Preferred Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market, (ii) the representations and warranties of the Company set forth in the Socius Preferred Purchase Agreement are true and correct as if made on each Preferred Tranche date, and (iii) Socius Technology shall have received a commitment fee of $105,000 payable on the first tranche closing date (collectively, the “Closing Conditions”). Commencing on the date of issuance of any such shares of Series B Preferred Stock, holders of Series B Preferred Stock were entitled to receive dividends on each outstanding share of Series B Preferred Stock, which accrued in shares of Series B Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends were to be payable upon redemption of the Series B Preferred Stock.

On April 28, 2010, the Company entered into a Stock Purchase Agreement (the “Socius Stock Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”) under which Socius was committed to purchase in connection with any Preferred Tranche, up to that number of shares of common stock equal in dollar amount to 100% of the applicable Preferred Tranche amount (the “Common Tranche”), at a per share price equal to the average of the individual daily volume weighted average price calculated over the ten trading days preceding the applicable tranche notice of the common stock on the date the Company provides notice of such tranche (the “Investment Price”). Under the Agreement, the Company also agreed to issue in connection with any Common Tranche, two-year warrants to purchase shares of common stock equal in dollar amount to 35% of the applicable Common Tranche, at an exercise price per share equal to the Investment Price.

Socius could pay the Investment Price for the common stock, at Socius’ option, in cash or a secured promissory note. Socius could pay the warrant exercise price, at Socius’ option, in cash, a secured promissory note, or, if applicable, by cashless exercise. The promissory note bore interest at 2.0% per year calculated on a simple interest basis. The entire principal balance and interest thereon was due and payable on the fourth anniversary of the date of the promissory note, but no payments were due so long as the Company was in default under the Socius Preferred Purchase Agreement or the warrants or if there were any shares of Series B Preferred Stock issued or outstanding. The promissory note was secured by the borrower’s right, title and interest in all outstanding shares of the Company’s common stock and other securities with a fair market value equal to the principal amount of the promissory note. The Company’s right to deliver a tranche notice to Socius pursuant to the Agreement was subject to the Closing Conditions and also that no purchase would result in Socius and its affiliates beneficially owning more than 9.99% of the Company’s common stock. Unless the Company obtained stockholder approval or Socius obtained an opinion of counsel that stockholder approval was not required, Socius could not exercise a warrant if, as a result of such exercise, the aggregate number of shares of common stock issued upon exercise of all warrants it held plus the aggregate number of shares of common stock issued under the Socius Stock Agreement would exceed 19.99% of the Company’s common stock outstanding.

On April 29, 2010, the Company presented Socius Technology with a Preferred Notice to purchase $2.3 million of Series B Preferred Stock in a Preferred Tranche. Upon the closing of the Preferred Tranche, which occurred on May 4, 2010, the Company issued 230 shares of Series B Preferred Stock. In connection with the Preferred Notice, the Company also presented Socius with a notice to purchase $2.3 million of common stock and warrants to purchase 600,746 shares of common stock. The Company issued 1,716,417 shares of common stock at an Investment Price of $1.34 per share, paid in the form a secured promissory note, and warrants to purchase 600,746 shares of common stock to Socius, at an exercise price equal to the Investment Price of $1.34 per share, which warrants Socius exercised on April 29, 2010 and paid in the form of a secured promissory note.  There was no beneficial conversion feature as the fair value of the secured promissory notes approximated the fair value of the common stock and warrants issued on the date of issuance.  The promissory note was secured by the shares of Series B Preferred Stock issued to Socius.

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

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

On May 11, 2011, the Company presented Socius with a notice of redemption of the 420 shares of Series B Preferred Stock held by Socius for a redemption price of $4.2 million and a premium for early redemption of $1.3 million. The consideration for the redemption was the cancelation of the promissory notes which were equal to the value of the Series B Preferred Stock held by Socius and any accrued dividends due and owing on the shares redeemed. No shares of Series B Preferred Stock remained outstanding as of December 31, 2011.

Certificate of Designations for Series B Preferred Stock

On April 28, 2010, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock with the Secretary of State of the State of Delaware. A summary of the Certificate of Designations is set forth below:

Ranking and Voting. The Series B Preferred Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, (i) senior to the Company’s Common Stock, and any other classes of stock or series of preferred stock of the Company except as set forth in clause (ii), and (ii) junior to the Company’s Series A Preferred Stock and all existing and future indebtedness of the Company. Holders of the Series B Preferred Stock will not have rights to vote on any matters, questions or proceedings, including, without limitation, the election of directors.

Conversion. The Series B Preferred Stock is not convertible into Common Stock.

Dividends and Other Distributions. Commencing on the date of issuance of any such shares of Series B Preferred Stock, holders of Series B Preferred Stock shall be entitled to receive dividends on each outstanding share of Series B Preferred Stock, which shall accrue in shares of Series B Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends shall be payable upon redemption of the Series B Preferred Stock. However, so long as any shares of Series A Preferred Stock are outstanding, no dividends or other distributions may be paid, declared or set apart with respect to the Series B Preferred Stock.

Liquidation. Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company and any liquidation preferences to the senior securities, before any distribution or payment is made to the holders of any junior securities, the holders of Series B Preferred Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series B Liquidation Value, as defined below, after which any remaining assets of the Company shall be distributed among the holders of the other class or series of stock in accordance with the Company’s Certificates of Designations and Certificate of Incorporation.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Redemption. The Company may redeem, for cash or by an offset against any outstanding note payable from Socius to the Company that was issued by Socius, any or all of the Series B Preferred Stock at any time at the redemption price per share equal to $10,000 per share of Series B Preferred Stock (the “Series B Liquidation Value”), plus any accrued but unpaid dividends with respect to such shares of Series B Preferred Stock (the “Redemption Price”). If the Company exercises this redemption option with respect to any Series B Preferred Stock prior to the fourth anniversary of the issuance of such Series B Preferred Stock, then in addition to the Redemption Price, the Company must pay to Socius a make-whole price per share equal to the following with respect to such redeemed Series B Preferred Stock: (i) 35% of the Series B Liquidation Value if redeemed prior to the first anniversary of the issuance date, (ii) 27% of the Series B Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 18% of the Series B Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the issuance date, and (iv) 9% of the Series B Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the issuance date.

On August 11, 2011, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware effecting the elimination of the Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.

2011 Ironridge Financings

On July 27, 2011, the Company entered into a Preferred Stock Purchase Agreement (the “Series F Agreement”) with Ironridge Global III, LLC (“Ironridge Global”), under which Ironridge Global was committed to purchase for cash up to $1.5 million in shares of the Company’s redeemable, convertible Series F Preferred Stock (the “Series F Preferred Stock”) at $1,000 per share of Series F Preferred Stock.  The Series F Preferred Stock is convertible into shares of the Company’s common stock at the option of the holder at a fixed conversion price of $0.50 per common share. The conversion price if the Company elects to convert the Series F Preferred Stock is subject to adjustment based on the market price of the Company's common stock and any applicable early redemption price at the time the Company converts.

Ironridge Global's obligation to purchase the Series F Preferred Stock was subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed and trading on a trading market, (ii) no uncured default exists under the Series F Agreement, (iii) the Company’s representations and warranties set forth in the Series F Agreement are true and correct in all material respects; and (iv) the trading price of the Company’s common stock has not fallen below 70% of the closing price on the trading day immediately before the date it announced that it entered into the Series F Agreement (the “Condition”).

Under the terms of the Series F Agreement, as amended on August 12, 2011 (the “Waiver”), and from time to time and at the Company’s sole discretion, the Company may present Ironridge Global with a notice to purchase such Series F Preferred Stock.  Upon receipt of a notice, Ironridge Global was obligated to purchase the Series F Preferred Stock in installments as follows: (i) $500,000 on August 15, 2011; (ii) $500,000 on the earlier of (1) 20 trading days after August 15, 2011 and (2) the number of trading days necessary for an aggregate of $2.0 million of the Company’s common stock to trade on the Nasdaq Capital Market; and (iii) $500,000 on the earlier of (1) 20 trading days after the closing of the second tranche above, (2) the number of trading days necessary for an aggregate of $2.0 million of the Company’s common stock to trade on the Nasdaq Capital Market subsequent to the closing of the second tranche above, and (3) September 26, 2011, with the requirement that cash for that tranche be received by the Company on or before September 30, 2011. On August 15, 2011, Ironridge funded the first $500,000 installment, pursuant to which the Company issued 500 shares of Series F Preferred Stock to Ironridge.

On September 16, 2011, the Company entered into a First Amendment to Preferred Stock Purchase Agreement (the “First Amendment”) with Ironridge Global, which superseded the Waiver. Pursuant to the First Amendment, Ironridge was obligated to purchase the Series F Preferred Stock in installments as follows: (1) 130 preferred shares on the trading day (“First Closing”) following the later of (i) 10 trading days after September 7, 2011 and (ii) the trading day that aggregate trading volume of the Company's common stock after September 7, 2011, as reported by Bloomberg, equals or exceeds $500,000; (2) 290 preferred shares on the trading day (“Second Closing”) the earlier of (i) 10 trading days after the First Closing and (ii) the trading day that aggregate trading volume of the Company's common stock after the First Closing, as reported by Bloomberg, equals or exceeds $1 million; (3) 290 preferred shares on the trading day (“Third Closing”) following the earlier of (i) 10 trading days after the Second Closing and (ii) the trading day that aggregate trading volume of the Company's common stock after the Second Closing, as reported by Bloomberg, equals or exceeds $1 million; and (4) 290 preferred shares on the trading day (“Fourth Closing”) following the earlier of (i) 10 trading days after the Third Closing and (ii) the trading day that aggregate trading volume of the Company's common stock after the Third Closing, as reported by Bloomberg, equals or exceeds $1 million (each of the First, Second, Third and Fourth Closings, a “Purchase Closing”). Each of the respective time periods between each Purchase Closing and the prior Purchase Closing shall be the respective “Calculation Period.”

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

If the sole condition precedent to a Purchase Closing not satisfied is that the Condition is not met, the Company could, at its sole option, elect at any time to proceed with an alternate Purchase Closing, in which case, with respect to such Purchase Closing:

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

On November 14, 2011, the Second Closing occurred, pursuant to which the Company issued 290 shares of Series F Preferred Stock to Ironridge for a purchase price of approximately $193,000. On November 18, 2011, the Third Closing occurred, pursuant to which the Company issued 290 shares of Series F Preferred Stock to Ironridge for a purchase price of approximately $243,000. On December 5, 2011, the Fourth Closing occurred, pursuant to which the Company issued 290 shares of Series F Preferred Stock to Ironridge for a purchase price of approximately $188,000. Overall, the Company issued a total of 1,500 shares of Series F Preferred Stock to Ironridge under the Series F Agreement.

Through March 26, 2012, the Company has converted a total of 500 shares of Series F Preferred Stock, pursuant to which the Company issued a total of 8,335,822 shares of common stock to Ironridge.

On July 27, 2011, the Company also entered into a Common Stock Purchase Agreement (the “Common Stock Agreement”) with Ironridge Global Technology, a division of Ironridge Global IV, Ltd. (“Ironridge”), under which the Company could deliver a notice to Ironridge exercising its right to require Ironridge to purchase shares up to $2.5 million of its common stock at a price per share equal to $0.367.  The purchase price was equal to 102% of the per share closing bid price of the Company’s common stock as reported on the Nasdaq Capital Market on the trading day immediately before the date the Company announced that it entered into the Common Stock Agreement, which was July 27, 2011.

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Certificate of Designations for Series F Preferred Stock

On July 27, 2011, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series F Preferred Stock with the Secretary of State of the State of Delaware. A summary of the Certificate of Designations is set forth below:

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

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

2012 Ironridge Financings

On January 13, 2012, the Company, entered into a Preferred Stock Purchase Agreement (the “Series H Agreement”) with Ironridge, under which Ironridge was committed to purchase for cash $500,000 in shares of the Company’s redeemable, convertible Series H Preferred Stock (the “Series H Preferred Stock”) at $1,000 per share of Series H Preferred Stock.

Each share of Series H Preferred Stock is convertible into shares of the Company’s common stock at any time by the holder at a conversion price of $0.15 per share. The Series H Preferred Stock will accrue dividends in the amount of 4.5% per annum, subject to increase if the closing price of the Company’s common stock falls below $0.125 per share, up to a maximum rate of 10% per annum. The dividends are payable quarterly, at the Company’s option, in cash or shares of the Company’s common stock. The holder of the Series H Preferred Stock may convert the Series H Preferred Stock into shares of the Company’s common stock at any time at an initial conversion price of $0.15 per share plus a make-whole adjustment equal to accrued but unpaid dividends and dividends that otherwise would be due through the 10 th anniversary of the Series H Preferred Stock. The Company may convert the Series H Preferred Stock if the closing price of the Company’s common stock exceeds 200% of the conversion price, and certain other conditions are met. The holder will be prohibited, however, from converting the Series H Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

Ironridge's obligation to purchase the Series H Preferred Stock was subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market, (ii) no uncured default exists under the Series H Agreement, and (iii) the Company’s representations and warranties set forth in the Series H Agreement are true and correct in all material respects. On January 17, 2012, Ironridge funded the $500,000 purchase price, pursuant to which the Company issued 500 shares of Series H Preferred Stock to Ironridge. Through March 26, 2012, Ironridge has converted a total of 341 shares of Series H Preferred Stock, pursuant to which the Company has issued a total of 3,803,667 shares of common stock to Ironridge.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

On January 13, 2012, the Company also entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Ironridge whereby Ironridge agreed to purchase up to $10 million of shares of the Company’s common stock from time to time over a 24-month period. Under the terms of the Securities Purchase Agreement, Ironridge will not be obligated to purchase shares of the Company’s common stock unless and until certain conditions are met, including but not limited to the SEC declaring effective a Registration Statement (the “Registration Statement”) on Form S-1 and the Company maintaining an effective Registration Statement which registers Ironridge’s resale of any shares purchased by it under the facility, including the Commitment Fee Shares and Success Fee Shares (each as defined below). The customary terms and conditions associated with Ironridge’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on January 13, 2012 (the “Registration Rights Agreement”).

Fifteen (15) trading days after the Registration Statement is declared effective, the Company has the right to sell and issue to Ironridge, and Ironridge will be obligated to purchase from the Company, up to $10 million of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). Ironridge will do continuous drawdowns of 1,000,000 shares under the facility until the Company sends a notice suspending the draw down notice. The draw down pricing period is the number of consecutive trading days necessary for 3 million shares of the Company’s stock to trade. Only one draw down will be allowed in each draw down pricing period. The purchase price for the shares will be 90% of the average of the daily volume-weighted average price (“VWAP”) on each trading day during the draw down pricing period preceding such current draw down pricing period, not to exceed the arithmetic average of any three daily VWAPs during the draw down pricing period preceding such current draw down pricing period. For purposes of a recommencement following a suspension, the purchase price shall mean the lower of the foregoing and the closing price of the Company’s common stock on the trading day prior to the recommencement date; and for purposes of the first draw down the purchase price shall mean the VWAP for the 15 consecutive trading days after the effective date of the Registration Statement. The Company will deliver the shares sold to Ironridge by the third trading day following the draw down pricing period. Ironridge is entitled to liquidated damages in connection with certain delays in the delivery of any draw down shares.

The Securities Purchase Agreement provides for a commitment fee to Ironridge of 1,500,000 shares of the Company’s common stock (the “Commitment Fee Shares”). In addition, on the earlier of (i) Ironridge purchasing more than $9,000,000 of the Company’s common stock, (ii) an aggregate of 60 trading days during which drawdowns have been suspended has elapsed, or (iii) the end of the term of the Securities Purchase Agreement, the Company is obligated to deliver to Ironridge shares of its common stock equal to $500,000 divided by the lesser of (x) the closing price on the trading day immediately prior to the effective date of the Registration Statement or (y) the closing price on the trading day prior to the date Ironridge receives the shares (the “Success Fee Shares”); provided, however, that in the case of subsection (iii), the $500,000 shall be prorated by the portion of $9,000,000 that was actually purchased by Ironridge.

Conditions to Ironridge’s obligation to purchase shares including the following: trading in the Company’s common stock must not be suspended by the SEC or other applicable trading market; the Company must not have experienced a material adverse effect; all liquidated damages and other amounts owing to Ironridge must be paid in full; the Registration Statement must be effective with respect to Ironridge’s resale of all shares purchased under the facility; there must be a sufficient number of authorized but unissued shares of the Company’s common stock; and the issuance must not cause Ironridge to own more than 9.99% of the then outstanding shares of the Company’s common stock.

The Securities Purchase Agreement will terminate if the Company’s common stock is not listed on one of several specified trading markets (which include the NYSE AMEX, OTC Bulletin Board and Pink Sheets, among others); if the Company files for protection from its creditors; or if the Registration Statement was not declared effective by the SEC by the 90th calendar day following stockholder approval of the Company’s amendment to its certificate of incorporation to increase its authorized shares of common stock to 175 million shares (see Note 5) (“Stockholder Approval”). The Company may terminate the Securities Purchase Agreement with three days’ notice if Ironridge fails to fund any properly noticed draw down with five trading days.

Under the Registration Rights Agreement the Company granted to Ironridge certain registration rights related to the shares issuable in accordance with the Securities Purchase Agreement. Under the Registration Rights Agreement, the Company agreed to prepare and file with the SEC one or more registration statements for the purpose of registering the resale of the maximum shares of common stock issuable pursuant to the Securities Purchase Agreement (the “Registrable Securities”). The Company filed the initial registration statement with the SEC on January 25, 2012 and has agreed to cause such registration statement to be declared effective within 90 days following Stockholder Approval. The Company is also required to amend such registration statement or file with the SEC such additional registration statement(s) as necessary to allow the continued registered resale of all of the Registrable Securities.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

5.   Stockholders’ Equity

Authorized Common Stock

As of December 31, 2011, the Company was authorized to issue 70 million shares of common stock, $0.01 par value. On January 27, 2012, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company from 70 million shares to 175 million shares.

Stock Option Plans

On November 10, 2009, the Company adopted the VeriChip 2009 Stock Incentive Plan (the “VeriChip 2009 Plan”). Under the VeriChip 2009 Plan, the number of shares for which options, SARs or performance shares may be granted is 8.0 million. As of December 31, 2010, approximately 6.4 million options and shares have been granted under the VeriChip 2009 Plan. As of December 31, 2011, 32,000 remaining shares may be granted under the VeriChip 2009 Plan.

On August 26, 2011, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. As of December 31, 2011, approximately 0.9 million options and shares have been granted under the 2011 Plan, and approximately 5.1 million remaining shares may be granted under the 2011 Plan. Awards to employees under the Company’s stock option plans generally vest over a two-year period, with pro-rata vesting upon the anniversary of the grant. Awards of options have a maximum term of ten years and the Company generally issues new shares upon exercise.

In addition, as of December 31, 2011, 0.3 million options to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of December 31, 2011. These options were granted at exercise prices ranging from $0.23 to $8.55 per share, are fully vested and are exercisable for a period from seven to nine years.

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

A summary of option activity under the Company’s option plans for the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share amounts):

	2011		2010
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	3,216	$2.03	4,215	$1.73
Granted	1,285	$0.24	85	$1.08
Exercised	—	$—	(719)	$0.50
Forfeited	(353)	$0.60	(365)	$1.37
Outstanding at end of year	4,148	$1.60	3,216	$2.03
Exercisable at end of year	2,899	$2.18	3,103	$2.07
Shares available for grant at end of year	5,191		1,614

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes information about stock options at December 31, 2011 (in thousands, except weighted-average amounts):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (years)	Price	Shares	Price
$0.00 to $0.36	1,979	8.5	$0.28	830	$0.36
$0.37 to $0.62	916	6.4	$0.43	848	$0.43
$0.68 to $1.99	476	1.5	$0.84	444	$0.80
$2.00 to $5.75	348	4.6	$5.59	348	$5.59
Above $5.75	429	2.1	$7.78	429	$7.78
	4,148	6.3	$1.60	2,899	$2.18
Vested options	2,899	4.8	$2.18

The weighted average per share fair value of grants made in 2011 and 2010 under the Company’s incentive plans was $0.24 and $1.10, respectively.

There are inherent uncertainties in making estimates about forecasts of future operating results and identifying comparable companies and transactions that may be indicative of the fair value of the Company’s securities. The Company believes that the estimates of the fair value of its common stock at each option grant date were reasonable under the circumstances.

The Black-Scholes model, which the Company used to determine compensation expense, required the Company to make several key judgments including:

●	the value of the Company’s common stock;

●	the expected life of issued stock options;

●	the expected volatility of the Company’s stock price;

●	the expected dividend yield to be realized over the life of the stock option; and

●	the risk-free interest rate over the expected life of the stock options.

The Company’s computation of the expected life of issued stock options was determined based on historical experience of similar awards giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations about employees’ future length of service. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2011	2010
Expected dividend yield	—	—
Expected stock price volatility	118%	100%
Risk-free interest rate	1.35%	2.53%
Expected term (in years)	6.0	6.0

A summary of restricted stock outstanding as of December 31, 2011 and 2010 and changes during the years then ended is presented below (in thousands):

	2011	2010
Unvested at January 1	6,623	4,191
Issued	3,424	5,142
Vested	(5,502)	(2,710)
Forfeited	(5)	—
Unvested at end of period	4,540	6,623

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Warrants

On November 10, 2009, pursuant to the Steel Vault merger, all outstanding Steel Vault warrants were converted into approximately 0.3 million Company warrants. These warrants were granted at exercise prices ranging from $0.60 to $0.88 per share, are fully vested and are exercisable for a period of five years from the vest date. The warrants expire in 2014.

Stock-Based Compensation

Stock-based compensation expense is recognized using the fair-value based method for all awards granted. Compensation expense for awards granted is recognized on a straight-line basis over the requisite service period based on the grant-date fair value. Forfeitures are estimated at the time of grant and require the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded compensation expense related to stock options and restricted stock of approximately $3,434,000 and $5,119,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was approximately $382,000 of unrecognized compensation cost related to outstanding awards, which is expected to be recognized over a remaining weighted-average period of approximately one year. As of December 31, 2011 and 2010, the intrinsic value for all options outstanding was approximately nil and $0.4 million, respectively.

During the year ended December 31, 2011, the Company issued an aggregate of 370,000 shares of restricted stock to employees valued between $0.38 and $0.55 per share, and recorded related stock-based compensation of approximately $2,680,000. During the year ended December 31, 2010, the Company issued an aggregate of 4,538,000 shares of restricted stock to employees valued between $0.50 and $1.44 per share, and recorded related stock-based compensation of approximately $4,242,000. During the year ended December 31, 2011, the Company issued an aggregate of 3,054,286 shares of restricted stock to consultants and advisors valued between $0.13 and $0.57 per share and recorded related stock-based compensation of approximately $601,000. During the year ended December 31, 2010, the Company issued an aggregate of 604,216 shares of restricted stock to consultants and advisors valued between $0.55 and $1.65 per share, and recorded related stock-based compensation of approximately $824,000. Stock compensation expense related to option grants to employees and consultants for the years ended December 31, 2011 and 2010 was not significant.

6.   Income Taxes

The Company accounts for income taxes under the asset and liability approach. Deferred taxes are recorded based upon the tax impact of items affecting financial reporting and tax filings in different periods. A valuation allowance is provided against net deferred tax assets where the Company determines realization is not currently judged to be more likely than not.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets (liabilities):
Accrued expenses and reserves	$674	$343
Stock-based compensation	7,448	5,942
Intangibles	(369)	132
Property and equipment	(4)	(8)
Net operating loss carryforwards	23,240	22,397
Gross deferred tax assets	30,989	28,806
Valuation allowance	(30,989)	(28,806)
Net deferred taxes	$—	$—

The valuation allowance for U.S. deferred tax assets increased by approximately $2.2 million and $6.2 million in 2011 and 2010, respectively, due mainly to the generation of U.S. net operating losses. The valuation allowance at December 31, 2011 and 2010 has primarily been provided for net U.S. federal and state deferred tax assets and stock-based compensation.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2011	2010
	%	%
Statutory tax benefit	(34)	(34)
State income taxes, net of federal effects	(4)	(6)
Impairment of goodwill	1	6
Stock based compensation on exercise and vesting	5	(4)
Purchase accounting adjustment	4	—
Return to provision adjustment	17	—
Other	—	(1)
Change in deferred tax asset valuation allowance	11	39
Provision for income taxes	—	—

As of December 31, 2011, the Company had U.S. federal net operating loss carry forwards of approximately $63.8 million (including approximately $9.8 million from Steel Vault through the date of the Merger) for income tax purposes that expire in various amounts through 2031. The Company also has approximately $38 million of state net operating loss carryforwards that expire in various amounts through 2031.

Based upon the change of ownership rules under IRC Section 382, the Company experienced a change of ownership in December 2007 exceeding the 50% limitation threshold imposed by IRC Section 382. The Company experienced a subsequent change in ownership during November 2008. The acquired net operating losses of Steel Vault are subject to a similar limitation under IRC Section 382. Since 2008 the Company has issued additional shares which potentially result in additional changes of ownership under IRC Section 382. As a result the Company’s future utilization of its net operating loss carryforwards will be significantly limited as to the amount of use in any particular year, and consequently may be subject to expiration.

The Company files consolidated tax returns in the United States federal jurisdiction and in the various states in which it does business. In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before December 31, 2008.

The Company had an effective tax rate of nil for the years ended December 31, 2011 and 2010. The Company incurred losses before taxes for the years ended December 31, 2011 and 2010. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

In July 2008, the Company completed the sale of all of the outstanding capital stock of Xmark Corporation (“Xmark”) to Stanley Canada Corporation (“Stanley”). In January 2010, Stanley received a notice from the Canadian Revenue Agency (“CRA”) that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. The Company has complied with all of Stanley’s information requests. This review covers all periods that the Company owned Xmark.

In February 2011, and as revised on November 9, 2011, Stanley received a notice from the CRA that the CRA completed its review of the Xmark returns and was questioning certain deductions attributable to allocations from related companies on the tax returns under review. In November and December 2011, the CRA and the Ministry of Revenue of the Province of Ontario issued notices of reassessment confirming the proposed adjustments. The total amount of the income tax reassessments for the 2006-2008 tax years, including both provincial and federal reassessments, plus interest, was approximately $1.4 million. In addition, the November 9, 2011 notice included a potential assessment for withholding taxes on deemed dividend payments in respect of the disallowed management fees in the net amount of approximately $150,000, although Stanley has not yet received a formal withholding reassessment.

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company does not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In connection with the filing of the appeal, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has agreed to repay Stanley for the upfront payment, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this matter will have a material negative impact on the Company’s historical tax liabilities or results of operations. The Company has established an accrual of $400,000 for this contingency as of December 31, 2011, which management believes is adequate.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

7.   Commitments and Contingencies

Lease Commitments

The Company leases certain office space under noncancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in September 2015 and office space for the Company’s MicroFludic subsidiary in Pleasanton, California under a lease scheduled to expire in April 2015. Rent expense under operating leases totaled approximately $365,000 and $134,000 for the years ended December 31, 2011 and 2010, respectively. Future minimum lease payments under operating leases at December 31, 2011 are as follows (in thousands):

2012	$181
2013	216
2014	224
2015	134
$755

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

8.   Employment Contracts and Stock Compensation to Related Parties

On November 10, 2010, the Company’s compensation committee (the “Compensation Committee”) approved a five year Employment and Non-Compete Agreement for Mr. Silverman and a five year Employment and Non-Compete Agreement for Mr. Caragol. Beginning in 2011, Mr. Silverman and Mr. Caragol were to receive a base salary of $375,000 and $225,000, respectively. During the term, each executive was entitled to receive a minimum annual bonus for each calendar year of the term in an amount equal to a minimum of one (1) times such executive’s base salary.  Additionally, the Compensation Committee had the authority to approve a discretionary bonus for each year of the term. Pursuant to the agreements, Mr. Silverman and Mr. Caragol received 1,000,000 and 750,000 shares of restricted stock, respectively. These restricted shares are scheduled to vest 50% on January 1, 2012 and 50% on January 1, 2013.

On September 30, 2011, the Company entered into a First Amendment to Employment and Non-Compete Agreement (the “First Silverman Amendment”) with Mr. Silverman in connection with Mr. Silverman’s ceasing to be the Company’s Chief Executive Officer. The First Silverman Amendment amended the Employment and Non-Compete Agreement dated November 11, 2010 between the Company and Mr. Silverman and provided for, among other things, the issuance of restricted stock of the Company to Mr. Silverman in the aggregate amount of approximately $3.4 million (the “Restricted Stock”) in lieu of contractually-committed cash salary and bonus for 2012 through 2015. The Restricted Stock is to be issued based upon the average daily volume-weighted average price of the Company’s common stock for the five trading days preceding the date of the First Silverman Amendment. The Restricted Stock is subject to registration rights and price protection provisions, and was to be granted upon the earlier of (i) a reverse stock split or (ii) the receipt of stockholder approval to increase the number of authorized shares of common stock of the Company to at least 175 million shares. The Restricted Stock is price protected through the date on which the registration statement registering such shares becomes effective, such that if the value of the Restricted Stock at such time is less than the average daily volume-weighted average price of the Company’s common stock for the five trading days preceding the date of the First Silverman Amendment, additional shares will be issued to subsidize any shortfall. In connection with the execution of the First Silverman Amendment, a non-cash charge of approximately $3.4 million was recorded in the third quarter of 2011, for which a corresponding liability has been established in the accompanying consolidated balance sheet as of December 31, 2011. On January 27, 2012, the Company issued the Restricted Stock to Mr. Silverman, totaling 18.1 million shares.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

On December 6, 2011, the Compensation Committee approved an Amended and Restated Employment, Consulting and Non-Compete Agreement (the “Amended and Restated Agreement”) between the Company and Mr. Silverman in connection with Mr. Silverman’s negotiated departure from the Board of Directors of the Company as of December 6, 2011 and his continued service as consultant to the Company until March 1, 2012. The Amended and Restated Agreement amends and restates the Employment and Non-Compete Agreement dated November 11, 2010 between the Company and Mr. Silverman and the First Silverman Amendment, and provides for, among other things, clarification of the terms of Mr. Silverman’s separation from the Company and continued vesting of Mr. Silverman’s unvested stock grants. The Company also granted Mr. Silverman a security interest in substantially all of the Company’s assets (the “Security Agreement”) until such time as the stock obligations under the Amended and Restated Agreement are fulfilled.

Under the Amended and Restated Agreement, the Company agreed to satisfy certain contractual obligations of $461,538 (the “Contractual Obligations”) through the issuance of 2,468,118 shares of common stock from the 2011 Plan to Mr. Silverman (the “Contractual Obligations Stock”) on January 2, 2012. If the Company receives $1,000,000 of proceeds from a financing transaction or a series of financing transactions between December 6, 2011 and the date in which a registration statement registering the Contractual Obligations Stock becomes effective, the Company is required to pay Mr. Silverman $100,000 in cash compensation in 2012 and Mr. Silverman will return 534,789 shares of common stock to the Company. If a registration statement for the Contractual Obligations Stock does not become effective on or before March 31, 2012, Mr. Silverman may return the Contractual Obligations Stock in exchange for cash compensation in the amount of $461,538, less any cash compensation payments made to Mr. Silverman as described herein. On January 2, 2012, the Company issued the Contractual Obligations Stock to Mr. Silverman. The Company filed a registration statement on Form S-1 for resale of the Restricted Stock (the “Registration Statement”) with the SEC on January 31, 2012, as amended February 2, 2012 and February 13, 2012.

On March 23, 2012, the Board of Directors approved a First Amendment to Amended and Restated Employment, Consulting and Non-Compete Agreement (the “First Amendment to Amended and Restated Employment Agreement”) between the Company and Mr. Silverman in connection with the elimination of any and all price protection provisions under the Amended and Restated Agreement and any other further registration rights obligations. Under the First Amendment to Amended and Restated Agreement the Company agreed to issue 13,500,000 shares of restricted stock of the Company to Mr. Silverman on March 23, 2012 (the “Price Protection Shares”). The Price Protection Shares were issued in order to (i) eliminate any and all price protection provisions under the Amended and Restated Agreement, including, but not limited to, any price protection provisions relating to a reverse stock split, and (ii) any further registration rights obligations.  The Price Protection Shares will be included on a pre-effective amendment to the Registration Statement to be filed with the SEC no later than March 30, 2012. Upon effectiveness of the Registration Statement, the Security Agreement will terminate. In connection with the issuance of the Price Protection Shares, a non-cash charge of approximately $1.5 million was recorded in the fourth quarter of 2011, based on the fair value of the shares at the date of issuance and for which a corresponding liability has been established in the accompanying consolidated balance sheet as of December 31, 2011.

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. If in the reasonable discretion of the Board, the Company is unable to make the scheduled cash bonus payments, the Company shall have the option of (i) delaying payment(s), (ii) paying Mr. Caragol in restricted stock of the Company, or (iii) reaching some other mutually agreeable resolution with Mr. Caragol. The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 12.5 million shares of restricted stock over a 4 year period as follows: (i) 2.5 million shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 2.5 million shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 2.5 million shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 2.5 million shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 2.5 million shares on January 1, 2015, which shall vest on January 1, 2016. The Company and Mr. Caragol have agreed to delay the issuance of the first and second restricted share grants, for a total of 5 million shares, until the Company has available shares under a stock incentive plan.

9.   Segment Information

From the time of the merger with Steel Vault on November 10, 2009, the Company operated in two business segments: HealthID and ID Security. As a result of the sale of the Company’s NationalCreditReport.com business in July 2011, the Company now operates in one segment (HealthID).

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

HealthID Segment

The Company’s HealthID segment is focused on the development of three products: (1) the GlucoChip, a glucose-sensing microchip, based on the Company’s proprietary intellectual property which is being developed in conjunction with Receptors LLC, (2) iglucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s data-capable glucometer for blood glucose data and sends that data via machine-to-machine technology to the iglucose online database, and (3) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The following is selected segment data as of and for the year ended December 31, 2010 (in thousands):

	Health ID	ID Security
As of and For the Year Ended December 31, 2010
Revenue	$75	$3,018
Operating loss	$(10,357)	$(5,593)
Loss before income taxes	$(10,327)	$(5,589)
Total assets	$1,515	$1,800

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

10.   Supplementary Cash Flow Information

For the years ended December 31, 2011 and 2010, the Company had the following non-cash investing and financing activities (in thousands):

	Years Ended December 31,
	2011	2010
Non-cash financing and investing activities:
Accrued dividends payable	$154	$152
Issuance of common stock for MicroFluidic Acquisition	879	—
	$1,033	$152

11.   Nasdaq Delisting

The Company was out of compliance with Nasdaq’s minimum bid price requirement since the second half of 2010 and, as of June 30, 2011, the Company did not meet the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. On August 11, 2011, the Company was granted a temporary extension of time, as permitted under Nasdaq's Listing Rules, to comply with the $1.00 per share minimum bid price requirement for continued listing, which is typically accomplished by means of a reverse stock split. On August 26, 2011, the Company received the requisite favorable vote of the Company’s stockholders with respect to the proposal to authorize the Board of Directors of the Company (the “Board”), in its discretion, to amend the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock; however, for various reasons, the Board decided to not effect a reverse stock split.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

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

12.   Subsequent Events

On January 11, 2012, the Company contributed certain assets and liabilities related to its VeriChip business, as well as all of the assets and liabilities relating to its Health Link business, to its wholly-owned subsidiary, PositiveID Animal Health (“Animal Health”).  The Company had ceased actively marketing the VeriChip business in January 2008 and the Health Link business in September 2010.  The term “VeriChip business” does not include the GlucoChip or any product or application involving blood glucose detection or diabetes management.

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ”), which is owned and controlled by Mr. Silverman, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000 and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest.  In connection with the sale, the Company entered into a license agreement with VeriTeQ (the “License Agreement”) which grants VeriTeQ a license to utilize the Company’s bio-sensor implantable RFID patent for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management.  Pursuant to the License Agreement, the Company will receive royalties in the amount of ten percent on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the patent, and a royalty of twenty percent on gross revenues that are generated under the Development and Supply Agreement between the Company and Medical Components, Inc. (“Medcomp”) dated April 2, 2009. The Company’s right to the Medcomp royalty payments will terminate three years following written clearance by the FDA of the Medcomp product that incorporates the VeriChip product.

The Company also entered into a shared services agreement with VeriTeQ on January 11, 2012 (the “Shared Services Agreement”), pursuant to which the Company will provide certain services to VeriTeQ in exchange for $30,000 per month.  The term of the Shared Services Agreement commences on the earlier of (i) commencement of due diligence by VeriTeQ on a merger or public shell target or (ii) February 1, 2012. The first payment for such services is not payable until VeriTeQ receives gross proceeds of a financing of at least $500,000.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated May 15, 2008, between PositiveID Corporation and The Stanley Works (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 16, 2008).

2.2
Voting Agreement, dated May 15, 2008, between Applied Digital Solutions, Inc. and The Stanley Works (incorporated by reference to Exhibit 2.2 of the Form 8-K previously filed by PositiveID Corporation on May 16, 2008).

2.3
Voting Agreement, dated May 15, 2008, between Scott R. Silverman and The Stanley Works (incorporated by reference to Exhibit 2.3 of the Form 8-K previously filed by PositiveID Corporation on May 16, 2008).

2.4
Agreement and Plan of Reorganization dated September 4, 2009, among PositiveID Corporation, Steel Vault Corporation, and VeriChip Acquisition Corp (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on September 8, 2009).

2.5
Amendment No. 1 to Agreement and Plan of Reorganization, dated October 1, 2009, among PositiveID Corporation, Steel Vault Corporation, and VeriChip Acquisition Corp (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on October 1, 2009).

2.6
Asset Purchase Agreement, dated November 12, 2008, among PositiveID Corporation, Digital Angel Corporation and Destron Fearing Corporation (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 14, 2008).

2.7
Voting Agreement, dated November 10, 2009, among Scott R. Silverman, William J. Caragol, Jared Shaw, R & R Consulting Partners LLC and Blue Moon Energy Partners, LLC (incorporated by reference to Exhibit 2.7 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

2.8
Stock Purchase Agreement, dated May 9, 2011 among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 12, 2011).

2.9
First Amendment to Stock Purchase Agreement, dated May 23, 2011, among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 25, 2011).

2.10
Asset Purchase Agreement, dated July 22, 2011, among PositiveID Corporation, National Credit Report.com, LLC and CoreLogic Credco, LLC (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on July 25, 2011).

3.1
Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009 and January 27, 2012 (incorporated by reference to Exhibit 3.1 of the Form 8-K previously filed by PositiveID Corporation on January 27, 2012).

3.2
Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

3.3	Certificate of Designations of Series H Preferred Stock (incorporated by reference to Exhibit 10.1of the Form 8-K previously filed by PositiveID Corporation on January 13, 2012).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.1*
VeriChip Corporation 2002 Flexible Stock Plan, as amended through December 21, 2006 (incorporated by reference to Exhibit 10.1 of the Form 10-K previously filed by PositiveID Corporation on April 2, 2007).

10.2*
VeriChip Corporation 2005 Flexible Stock Plan, as amended through December 21, 2006 (incorporated by reference to Exhibit 10.2 of the Form 10-K previously filed by PositiveID Corporation on April 2, 2007).

10.3*	VeriChip Corporation 2007 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.24 of the Form 10-K previously filed by PositiveID Corporation on February 12, 2009).
10.4*
VeriChip Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 previously filed by PositiveID Corporation on November 12, 2009) (Registration No. 333-163066).

10.5*	VeriGreen Energy Corporation 2009 Flexible Stock Plan (incorporated by reference to Exhibit 10.3 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2009).
10.6*	PositiveID Animal Health Corporation 2010 Flexible Stock Plan (incorporated by reference to Exhibit 10.6 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.7*
Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated (incorporated by reference to Exhibit 4.1 of the Post Effective Amendment No. 1 on Form S-8 to S-4 previously filed by PositiveID Corporation on November 12, 2009) (Registration Statement No. 333-161991).

10.8*
Form of Restricted Stock Award Agreement under the 2002/2005 Flexible Stock Plan (incorporated by reference to Exhibit 10.3 of the Form 10-K previously filed by PositiveID Corporation on April 2, 2007).

10.9*
Form of Non-Qualified Stock Option Award Agreement under the 2002/2005 Flexible Stock Plan (incorporated by reference to Exhibit 10.4 of the Form 10-K previously filed by PositiveID Corporation on April 2, 2007).

10.10*
Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on August 8, 2007).

10.11*
Form of Stock Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 8, 2007).

10.12*
Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.13*
Form of Stock Award Agreement under the VeriChip Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.14*
Form of Restricted Stock Award Agreement under the VeriGreen Energy Corporation 2009 Flexible Stock Plan (incorporated by reference to Exhibit 10.14 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.15*
Form of Non-Qualified Stock Option Award Agreement under the VeriGreen Energy Corporation 2009 Flexible Stock Plan (incorporated by reference to Exhibit 10.15 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.16*
Form of Restricted Stock Award Agreement under the PositiveID Animal Health Corporation 2010 Flexible Stock Plan (incorporated by reference to Exhibit 10.16 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.17*
Form of Non-Qualified Stock Option Award Agreement under PositiveID Animal Health Corporation 2010 Flexible Stock Plan (incorporated by reference to Exhibit 10.17 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.18*
Form of Restricted Stock Award Agreement under the Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.18 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.19*
Form of Non-Qualified Stock Option Award Agreement under the Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.19 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.20*
Letter Agreement, dated March 27, 2009, between PositiveID Corporation and William J. Caragol (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on March 30, 2009).

10.21
Letter Agreement, dated May 15, 2008, between PositiveID Corporation and Digital Angel Corporation (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on May 16, 2008).

10.22*
PositiveID Corporation Employment and Non-Compete Agreement between the Company and Scott R. Silverman dated November 11, 2010 (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2010).

10.23*
PositiveID Corporation Employment and Non-Compete Agreement between the Company and William J. Caragol dated November 11, 2010 (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2010).

10.24
Guarantee, dated May 15, 2008, between Digital Angel Corporation and The Stanley Works (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on May 16, 2008).

10.25
Settlement Agreement and General Release, dated March 3, 2009, among PositiveID Corporation, Jerome C. Artigliere, Clark & Martino, P.A., Baker & Hostetler, LLP, Digital Angel Corporation, Scott Silverman, Michael Krawitz and Kevin McLaughlin (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2009).

10.26†
Development and Supply Agreement, dated March 17, 2009, between PositiveID Corporation and Medical Components, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2009).

10.27
Secured Convertible Promissory Note, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on August 13, 2009).

10.28
Common Stock Purchase Warrant, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on August 13, 2009).

10.29
Convertible Note and Warrant Subscription Agreement, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (incorporated by reference to Exhibit 10.3 of the Form 10-Q previously filed by PositiveID Corporation on August 13, 2009).

10.30
Security Agreement, dated June 4, 2009, between Steel Vault Corporation and PositiveID Corporation (incorporated by reference to Exhibit 10.4 of the Form 10-Q previously filed by PositiveID Corporation on August 13, 2009).

10.31
Security Agreement, dated June 4, 2009, between National Credit Report.com, LLC and PositiveID Corporation (incorporated by reference to Exhibit 10.5 of the Form 10-Q previously filed by PositiveID Corporation on August 13, 2009).

10.32
Subordination and Intercreditor Agreement, dated June 4, 2009, between Blue Moon Energy Partners LLC and PositiveID Corporation (incorporated by reference to Exhibit 10.6 of the Form 10-Q previously filed by PositiveID Corporation on August 13, 2009).

10.33
Common Stock Purchase Warrant, dated June 4, 2009, between Steel Vault Corporation and William J. Caragol (incorporated by reference to Exhibit 10.7 of the Form 10-Q previously filed by PositiveID Corporation on August 13, 2009).

10.34
Guaranty of Collection, dated June 4, 2009, among Steel Vault Corporation, William J. Caragol and PositiveID Corporation (incorporated by reference to Exhibit 10.8 of the Form 10-Q previously filed by PositiveID Corporation on August 13, 2009).

10.35
Secured Convertible Promissory Note, dated March 20, 2009, between Steel Vault Corporation and Blue Moon Energy Partners LLC (incorporated by reference to Exhibit 10.41 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.36
Security Agreement, dated March 20, 2009, between Steel Vault Corporation and Blue Moon Energy Partners LLC (incorporated by reference to Exhibit 10.42 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.37
Warrant to Purchase Common Stock of Steel Vault Corporation, dated March 20, 2009, given to Blue Moon Energy Partners LLC (incorporated by reference to Exhibit 10.43 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.38
License Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).

10.39
Development/Master Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).

10.40
First Amendment to Development/Master Agreement, dated April 22, 2010, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on May 6, 2010).

10.41
Convertible Preferred Stock Purchase Agreement, dated September 29, 2009, between PositiveID Corporation and Optimus Capital Partners, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on September 29, 2009).

10.42
Amended and Restated Convertible Preferred Stock Purchase Agreement, dated March 14, 2011, between PositiveID Corporation and Optimus Capital Partners, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on March 14, 2011).

10.43
Preferred Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius Capital Group, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on April 29, 2010).

10.44
Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius CG II, Ltd. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on April 29, 2010).

10.45
License Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.4 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).

10.46
Development/Master Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.5 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).

10.47
Amended and Restated License Agreement, dated February 26, 2010, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.49 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.48
Amended and Restated Development/Master Agreement, dated February 26, 2010, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.50 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.49†
AT&T Machine to Machine Wireless Communications Agreement, dated January 24, 2011, between PositiveID Corporation and AT&T Mobility II, LLC (incorporated by reference to Exhibit 10.49 of the Form 10-K previously filed by PositiveID Corporation on March 25, 2011).

10.50†
Raytheon Microelectronics Proposal for the Manufacturing and Test of Transponder RFID S100, dated as of February 24, 2011, between PositiveID Corporation and Raytheon Microelectronics España S.A. (incorporated by reference to Exhibit 10.50 of the Form 10-K previously filed by PositiveID Corporation on March 25, 2011).

10.51
Preferred Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global III, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on July 28, 2011).

10.52
Waiver to Preferred Stock Purchase Agreement, dated August 12, 2011, between PositiveID Corporation and Ironridge Global III, LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on August 15, 2011).

10.53
Common Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on July 28, 2011).

10.54
Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on July 28, 2011).

10.55
First Amendment to Stock Purchase Agreement, dated August 29, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.55 of the Form S-1 previously filed by PositiveID Corporation on August 29, 2011).

10.56
First Amendment to Preferred Stock Purchase Agreement, dated September 16, 2011, between PositiveID Corporation and Ironridge Global III, LLC for Series F Preferred Stock (incorporated by reference to Exhibit 10.5 of the Form 10-Q previously filed by PositiveID Corporation on November 14, 2011).

10.57*
First Amendment to PositiveID Corporation Employment and Non-Compete Agreement, dated September 30, 2011 between PositiveID Corporation and Scott R. Silverman. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on September 30, 2011).

10.58*
Employment and Non-Compete Agreement, dated September 30, 2011 between PositiveID Corporation and Bryan D. Happ (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on September 30, 2011).

10.59*
Amended and Restated Employment, Consulting and Non-Compete Agreement, dated December 8, 2011 between PositiveID Corporation and Scott R. Silverman (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on December 9, 2011).

10.60
Security Agreement dated December 8, 2011 between PositiveID Corporation and Scott R. Silverman (incorporated by reference to Exhibit incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on December 9, 2011).

10.61*
First Amendment to Employment and Non-Compete Agreement dated December 7, 2011 between PositiveID Corporation and William J. Caragol (incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on December 9, 2011).

10.62
Preferred Stock Purchase Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. for Series H Preferred Stock (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on January 13, 2012).

10.63
Securities Purchase Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on January 13, 2012).

10.64
Stock Purchase Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.64 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).

10.65
Secured Promissory Note, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.65 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).

10.66
Security Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.66 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).

10.67
License Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.67 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).

10.68
Shared Services Agreement, dated January 11,  2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.68 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).

10.69
Registration Rights Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on January 13, 2012).

10.70	First Amendment to Amended and Restated Employment, Consulting and Non-Compete Agreement, dated March 23, 2012, between the PositiveID Corporation and Scott R. Silverman.
21.1	List of Subsidiaries of PositiveID Corporation
23.1	Consent of EisnerAmper LLP
31.1	Certification by William J. Caragol, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	Certification by Bryan D. Happ, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**  XBRL Instance Document
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