Form 10-K/A
period 2011-12-31
POSITIVEID Corp
filed 2012-05-04
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1 to
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

Explanatory Note

This Amendment No. 1 to Form 10-K/A for the year ended December 31, 2011 is being filed to correct a printer’s error that occurred in the initial filing on March 28, 2012. The error was in the Note 1 to Consolidated Financial Statements presented in Item 8 of the original filing, whereby certain paragraphs were inadvertently omitted.

Except for the matter described above, this Amendment No. 1 to Form 10-K/A does not change any previously reported financial results, modify or update disclosures in the Form 10-K, or reflect events occurring after the date of the filing of the Form 10-K, and we have not updated the disclosures in this report to speak as of a later date.  Accordingly, this Amendment No. 1 to Form 10-K/A should be read in conjunction with our other reports filed with the SEC subsequent to the filing of the Form 10-K.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 to Form 10-K/A.

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

POSITIVEID CORPORATION

Date: May 4, 2012	By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Beginning in early 2011, in conjunction with its focus on the HealthID businesses, including the development of the GlucoChip, the Easy Check breath glucose measurement device, and iglucose wireless communication system, the Company limited its activities in its ID Security segment.  In early 2011, the Company ceased acquiring new subscribers to its identity security and credit reporting businesses, and in July 2011, the Company completed the sale of substantially all of the assets of NationalCreditReport.com. (See Note 2)

In January 2012, the Company sold certain assets and liabilities related to its VeriChip business, as well as all of the assets and liabilities relating to its Health Link business, to VeriTeQ Acquisition Corporation, a related party. The Company had ceased actively marketing the VeriChip business in January 2008 and the Health Link business in September 2010. The term “VeriChip business” does not include the GlucoChip or any product or application involving blood glucose detection or diabetes management. (See Note 12)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2011, the Company had a working capital deficiency of approximately $2.7 million and an accumulated deficit of approximately $86 million. The Company has incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of selling, general and administrative expenses and research and development expenses. The Company expects its operating losses to continue through 2012.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the continued development of its HealthID products, the operations of MicroFluidic, and working capital requirements. Until the Company is able to achieve operating profits, it will continue to seek to access the capital markets.  Since December 31, 2010, the Company raised approximately $3.3 million under certain financing facilities. In July 2011, the Company executed an equity financing that provided funding of approximately $1.4 million. Additionally, in January 2012, the Company raised approximately $0.5 million from the sale of preferred stock and entered into financing facility that, subject to certain conditions, may provide the Company with funding of up to $10 million. The latest financing facility is, among other things, subject to the effectiveness of a registration statement that the Company has filed with the SEC, and the amount of funding available under the facility overall is largely dependent upon the Company’s stock price and trading volume. (See Note 4)

On August 31, 2011 the Company received notification that its stock was being delisted from the Nasdaq Capital Market and on September 1, 2011 the Company’s stock began trading on the OTC Bulletin Board. The delisting from Nasdaq could adversely affect the market liquidity of the Company’s common stock and harm the business and may hinder or delay the Company’s ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect the Company’s ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to continue to access capital to provide funds to meet its working capital requirements for the near-term future. In addition and if necessary, the Company could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that the Company will be able to derive sufficient funding or be successful in negotiating additional sources of equity or credit for its long-term capital needs.  The Company’s inability to have access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows, and result in significant dilution to the Company’s existing stockholders. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on the knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about lives of intangible and other long-lived assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, and the determination of whether any impairment is to be recognized on intangibles, among others.

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

10.70
First Amendment to Amended and Restated Employment, Consulting and Non-Compete Agreement, dated March 23, 2012, between the PositiveID Corporation and Scott R. Silverman (incorporated by reference to Exhibit 10.70 of the Form 10-K previously filed by PositiveID Corporation on March 28, 2012).

21.1	List of Subsidiaries of PositiveID Corporation (incorporated by reference to Exhibit 21.1 of the Form 10-K previously filed by PositiveID Corporation on March 28, 2012).
23.1	Consent of EisnerAmper LLP
31.1	Certification by William J. Caragol, Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	Certification by Bryan D. Happ, Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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