Form 10-Q
period 2012-03-31
POSITIVEID Corp
filed 2012-05-14
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 11, 2012 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	111,105,658

POSITIVEID CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
POSITIVEID CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$144	$28
Prepaid expenses and other current assets	111	82
Total Current Assets	255	110

Equipment, net	42	44
Prepaid tax advance to Stanley	550	—
Goodwill	510	510
Intangibles, net	1,284	1,385
Other assets	347	417
Total Assets	$2,988	$2,466

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,314	$1,020
Accrued expenses and other current liabilities	1,217	1,775
Current portion of liability to Stanley	396	—
Accrued preferred stock dividends payable	50	24
Total Current Liabilities	2,977	2,819

Liability to Stanley	554	—
Contingent earn-out liability	538	538
Stock obligation to related party (see Note 8)	101	4,879

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – 1,000 and 1,500 shares issued and outstanding, liquidation preference of $1,050 and $1,524, at March 31, 2012 and December 31, 2011, respectively; Series H Preferred – 159 shares issued and outstanding, liquidation preference of $159 at March 31, 2012	—	—
Common stock, 175,000,000 shares authorized, $.01 par value; 107,647,718 and 53,997,779 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,076	540
Additional paid-in capital	89,848	82,042
Accumulated deficit	(90,456)	(86,102)
	468	(3,520)
Note receivable for shares issued	(1,650)	(2,250)
Total Stockholders’ Deficit	(1,182)	(5,770)
Total Liabilities and Stockholders’ Deficit	$2,988	$2,466

See accompanying notes to unaudited condensed consolidated financial statements.

 POSITIVEID CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Selling, general and administrative	2,301	2,145
Research and development	116	382
Total operating expenses	2,417	2,527
Operating loss from continuing operations	(2,417)	(2,527)

Other income, net	69	66
Loss from continuing operations	(2,348)	(2,461)

Discontinued operations:
Income from discontinued operations	—	247
Total income from discontinued operations	—	247
Net loss	(2,348)	(2,214)

Preferred stock dividends	(26)	(96)
Beneficial conversion dividend on preferred stock	(2,006)	—
Net loss attributable to common stockholders	$(4,380)	$(2,310)

Loss from continuing operations per common share attributable to common stockholders	$(0.06)	$(0.09)
Income from discontinued operations per common share	—	0.01
Loss per common share attributable to common stockholders – basic and diluted	$(0.06)	$(0.08)

Weighted average shares outstanding – basic and diluted	79,519	29,990

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2012
(In thousands, except share data)
(Unaudited)

					Additional		Note Receivable For	Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shares	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	(Deficit)

Balance at January 1, 2012	1,500	$—	53,997,779	$540	$82,042	$(86,102)	$(2,250)	$(5,770)

Issuance of Series H Preferred shares	500	—	500,000	5	381	—	—	386
Conversion of Series F Preferred shares and repayment of Ironridge note receivable	(500)	—	8,335,822	83	1,670	(1,776)	600	577
Conversion of Series H Preferred shares	(341)	—	3,803,667	38	192	(230)	—	—
Issuance of Common Stock pursuant to acquisition of MicroFluidic Systems	—	—	460,150	4	65	—	—	69
Issuance of Common Stock in satisfaction of related party stock obligations	—	—	34,080,300	341	5,000	—	—	5,341
Issuance of Common Stock for Optimus loaned shares	—	—	3,500,000	35	(35)	—	—	—
Stock-based compensation	—	—	2,970,000	30	559	—	—	589
Accrual of preferred stock dividends	—	—	—	—	(26)	—	—	(26)
Net loss	—	—	—	—	—	(2,348)	—	(2,348)

Balance at March 31, 2012	1,159	$—	107,647,718	$1,076	$89,848	$(90,456)	$(1,650)	$(1,182)

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,348)	$(2,214)
Less: Income from discontinued operations	—	247
Loss from continuing operations	(2,348)	(2,461)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	108	6
Stock-based compensation	589	970
Stock issued to advisor for acquisition	69	—
Non-cash interest income	—	(29)
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	42	29
Increase in accounts payable and accrued expenses	698	120
Net cash used in discontinued operations	—	(104)
Net cash used in operating activities	(842)	(1,469)
Cash flows from investing activity:
Purchase of equipment	(5)	(7)
Net cash used in investing activity	(5)	(7)
Cash flows from financing activities:
Proceeds from equity financings, net of fees	963	1,900
Net cash provided by financing activities	963	1,900
Net increase in cash and cash equivalents	116	424
Cash and cash equivalents, beginning of period	28	1,764
Cash and cash equivalents, end of period	$144	$2,188

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

In November 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which corporations are collectively referred to as “Digital Angel.” The terms of the APA included the purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip (“GlucoChip”). The Company also received covenants from Digital Angel and Destron Fearing that permit the use of intellectual property of Digital Angel related to the Company’s health care business without payment of ongoing royalties.

In September 2009, VeriChip Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault in November 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). At the closing of the Merger, the Company’s name was changed from VeriChip Corporation to PositiveID Corporation.

In February 2010, the Company acquired the assets of Easy Check Medical Diagnostics, LLC (“Easy Check”), which included the Easy Check breath glucose detection system and the iglucose wireless communication system. The purchase agreement provides for certain contingent payments and cash royalties based on future revenues. (See Note 2)

In May 2011, the Company entered into a Stock Purchase Agreement to acquire MicroFluidic Systems, a California corporation (“MicroFluidic”), pursuant to which MicroFluidic became a wholly-owned subsidiary of the Company. MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security. (See Note 2)

In July 2011, the Company completed the sale of substantially all of the assets of NationalCreditReport.com, which had been acquired in connection with the Merger. (See Note 3)

In January 2012, the Company sold certain assets and liabilities related to its VeriChip business, as well as all of the assets and liabilities relating to its Health Link business, to VeriTeQ Acquisition Corporation, a related party.  The Company had ceased actively marketing the VeriChip business in January 2008 and the Health Link business in September 2010.  The term “VeriChip business” does not include the GlucoChip or any product or application involving blood glucose detection or diabetes management.  (See Note 9).

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2011. The accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2012, the Company had a working capital deficiency of approximately $2.7 million and an accumulated deficit of approximately $90 million. The Company has incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of selling, general and administrative expenses and research and development expenses. The Company expects its operating losses to continue through at least 2012.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the continued development of its HealthID products, the operations of MicroFluidic, and working capital requirements. Until the Company is able to achieve operating profits, it will continue to seek to access the capital markets.  Since December 31, 2010, the Company raised approximately $3.3 million under certain financing facilities. In July 2011, the Company executed an equity financing that has provided funding of approximately $2.3 million. Additionally, in January 2012, the Company raised approximately $0.4 million from the sale of preferred stock.

On August 31, 2011, the Company received notification that its stock was being delisted from the Nasdaq Capital Market ("Nasdaq") and on September 1, 2011 the Company’s stock began trading on the OTC Bulletin Board. The delisting from Nasdaq could adversely affect the market liquidity of the Company’s common stock and harm the business and may hinder or delay the Company’s ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect the Company’s ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

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

 Discontinued Operations

In connection with the Company’s sale of its NationalCreditReport.com business in July 2011, the results of its operations have been presented as discontinued operations in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2011 (see Note 3).

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of March 31, 2012 and 2011 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	March 31,
	2012	2011
Convertible preferred stock	3,060	1,928
Stock options	3,849	3,216
Warrants	304	304
Unvested shares of restricted common stock	400	4,490
	7,613	9,938

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

2. Acquisitions

Easy Check Asset Purchase

In February 2010, the Company purchased the assets of Easy Check, which was comprised of the intellectual property related to the Easy Check breath glucose measurement device and the iglucose wireless communication system. The Company issued 300,000 shares of common stock in connection with the purchase with a fair value of $351,000 based on a stock price of $1.17 per share. The Company did not purchase any tangible assets from Easy Check.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

As consideration for the consummation of the Acquisition, the Company paid $250,000 to fund certain accounts payable of MicroFluidic (of which approximately $24,000 was paid to selling shareholders) and issued 2,375,000 shares of common stock of the Company (the “Stock Consideration”). The Company issued a total of 971,429 shares of common stock in 2011 to its advisors for brokerage services rendered in conjunction with the Acquisition. The Company incurred a nonrecurring charge in 2011 of approximately $550,000 related to the direct costs of the Acquisition, consisting of the $365,000 value of the shares of common stock issued to its advisors and $185,000 of cash costs. The Company issued an additional 460,150 shares of common stock to the advisors during the first quarter of 2012, pursuant to which a charge of approximately $69,000 was recorded.

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

The estimated purchase price of the Acquisition totaled approximately $1,653,000, comprised of (i) $24,000 in cash, (ii) Stock Consideration of $879,000 based on a stock price of $0.37 per share, and (iii) contingent consideration of approximately $750,000. The fair value of the contingent consideration was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement. On October 31, 2011, the Company entered into an agreement with two of the selling MicroFluidic shareholders pursuant to which the two individuals waived their right to any earn-out compensation for 2011 in settlement of the closing working capital adjustment provisions of the purchase agreement. The two individuals represented approximately 68% of the selling shareholder interests, and thus any earn-out for 2011 was to be reduced by such percentage. As no earn-out was achieved for 2011, the fair value of the contingent consideration was reassessed and reduced to approximately $538,000 as of December 31, 2011, and remained unchanged as of March 31, 2012.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The estimated fair values of certain assets and liabilities have been determined by management based upon a third-party valuation. The goodwill recorded in connection with the Acquisition is allocated to the Company’s HealthID segment, and no portion of the intangible assets, including goodwill, is expected to be deductible for tax purposes.

The following supplemental pro forma information for the three months ended March 31, 2011 assumes that the Acquisition had occurred as of January 1, 2011 (in thousands except per share data):

Revenue	$236
Net loss	$(2,543)
Loss per common share – basic and diluted	$(0.08)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the date indicated or that may result in the future. The pro forma revenue reflected relates to revenue reported by MicroFluidic, substantially all of which was generated under two contracts with an agency of the U.S. Government. The two contracts were completed by March 31, 2011, and as of March 31, 2012 MicroFluidic had no active revenue-generating contracts. The pro forma results for the three months ended March 31, 2011 exclude a charge of approximately $550,000 related to the direct costs of the Acquisition, which is included in the Company’s 2011 results of operations for periods after the date of the Acquisition.

3. Discontinued Operations

Beginning at the end of 2010, in conjunction with the Company’s focus on its HealthID businesses, including the development of the GlucoChip, the Easy Check breath glucose detection system, and iglucose wireless communication system, the Company began to limit the activities of its ID Security segment, which included its wholly-owned NationalCreditReport.com subsidiary. In early 2011, the Company ceased acquiring new subscribers for its NationalCreditReport.com business, and in the second quarter of 2011 the Company began actively marketing the business for sale. On July 22, 2011, the Company completed the sale of substantially all of the assets of NationalCreditReport.com for $750,000 in cash. The buyer retained $75,000 from the purchase price pending the final determination of indemnification obligations for a period of eighteen months from the closing date. In connection with the decision to sell the NationalCreditReport.com business, the carrying value of the subsidiary’s net assets was written down to their estimated fair value, determined based upon the proceeds realized upon the sale in July 2011. As a result, an impairment of the carrying value of goodwill of approximately $555,000 was recognized during the second quarter of 2011.

Historical revenue related to the NationalCreditReport.com business and included in the income from discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2011 totaled approximately $588,000.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company believes that the transactions undertaken with Optimus as discussed herein were in compliance with applicable securities laws at the time of the financing transactions, including Section 5 of the Securities Act. If a violation did occur in connection with Optimus' resale of the common stock it received in connection with these financings, security holders who purchased these securities would have certain remedies available to them, including the right to rescind the purchase of those securities within the applicable statute of limitations, which under the Securities Act is one year commencing on the date of violation of the federal registration requirements. The Company believes that the federal statute of limitations on sales of shares of the Company’s common stock has expired for sales made under the 2009 Optimus transactions, and that the federal statute of limitations on sales of shares of the Company’s common stock will expire in 2012 for sales made under the March 2011 Optimus transaction. Statutes of limitations under state laws vary by state, with the limitation time period under many state statutes not typically beginning until the facts giving rise to a violation are known. The Company is applying a contingency accounting model in determining whether a liability exists for this matter. Under this model, the Company evaluates whether a violation of the applicable securities laws has occurred resulting in a rescission right and whether a claim for a potential violation will be asserted. The Company has determined that there is a remote likelihood as to whether a violation has occurred. If the Company were required to pay security holders for rescission of their purchase of such securities, it could have a material adverse effect on the Company’s financial condition and results of operations. The Company is not presently able to accurately determine an estimated amount for any potential rescission liability associated with the resale of the loaned shares by Optimus in the event that the transaction were to be found to violate Section 5 of the Securities Act as it does not have knowledge of the amount and timing of such resales, nor information regarding the state or states in which such resales may have occurred. The Company believes that the range of prices at which Optimus sold the loaned shares was between $0.50-$3.22 per share related to the 2009 Optimus transactions and between $0.11-$0.63 per share related to the 2011 Optimus transaction. No adjustment has been made in the accompanying condensed consolidated financial statements related to the outcome of this contingency.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company may redeem the Series F Preferred Stock, for cash or by an offset against any outstanding note receivable from Ironridge Global to the Company, as follows. The Company may redeem any or all of the Series F Preferred Stock at any time after the seventh anniversary of the issuance date at the redemption price per share, equal to $1,000 per share of Series F Preferred Stock, plus any accrued but unpaid dividends with respect to such shares of Series F Preferred Stock (the “Series F Liquidation Value”).  Prior to the seventh anniversary of the issuance of the Series F Preferred Stock, the Company may redeem the shares at any time after six months from the issuance date at a make-whole price per share equal to the following with respect to such redeemed Series F Preferred Stock: (i) 149.99% of the Series F Liquidation Value if redeemed prior to the first anniversary of the issuance date, (ii) 141.6% of the Series F Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 133.6% of the Series F Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the issuance date,  (iv) 126.1% of the Series F Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the issuance date, (v) 119.0% of the Series F Liquidation Value if redeemed on or after the fourth anniversary but prior to the fifth anniversary of the issuance date, (vi) 112.3% of the Series F Liquidation Value if redeemed on or after the fifth anniversary but prior to the sixth anniversary of the issuance date, and  (vii) 106.0% of the Series F Liquidation Value if redeemed on or after the sixth anniversary but prior to the seventh anniversary of the issuance date.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

Through March 31, 2012, the Company had converted a total of 500 shares of Series F Preferred Stock, pursuant to which the Company issued a total of 8,335,822 shares of common stock to Ironridge. In connection with the conversions, the Company recorded a beneficial conversion dividend during the quarter ended March 31, 2012 totaling approximately $1.8 million, representing the excess of the fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. Subsequent to March 31, 2012, the Company converted an additional 130 shares of Series F Preferred Stock, pursuant to which the Company issued a total of 3,107,940 shares of common stock to Ironridge.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On July 28, 2011, the Company presented Ironridge with a notice to purchase $2.5 million of its common stock under the Common Stock Agreement.  Ironridge Global paid $250,000 in cash and the remaining $2.25 million in a promissory note, the terms of which are described above.  The Company issued an aggregate of 6,811,989 shares of its common stock to Ironridge in connection with the July 28, 2011 notice. No further shares may be sold under the Common Stock Agreement. In connection with the conversions of Series F Preferred Stock discussed above, a total of $0.6 million of the promissory note was repaid through March 31, 2012, and an additional $345,000 has been repaid subsequent to March 31, 2012.

2012 Ironridge Financings

On January 13, 2012, the Company, entered into a Preferred Stock Purchase Agreement (the “Series H Agreement”) with Ironridge, under which Ironridge was committed to purchase for cash $500,000 in shares of the Company’s redeemable, convertible Series H Preferred Stock (the “Series H Preferred Stock”) at $1,000 per share of Series H Preferred Stock.

Each share of Series H Preferred Stock is convertible into shares of the Company’s common stock at any time by the holder at a conversion price of $0.15 per share. The Series H Preferred Stock will accrue dividends in the amount of 4.5% per annum, subject to increase if the closing price of the Company’s common stock falls below $0.125 per share, up to a maximum rate of 10% per annum. The dividends are payable quarterly, at the Company’s option, in cash or shares of the Company’s common stock. The holder of the Series H Preferred Stock may convert the Series H Preferred Stock into shares of the Company’s common stock at any time at an initial conversion price of $0.15 per share plus a make-whole adjustment equal to accrued but unpaid dividends and dividends that otherwise would be due through the tenth anniversary of the Series H Preferred Stock. The Company may convert the Series H Preferred Stock if the closing price of the Company’s common stock exceeds 200% of the conversion price, and certain other conditions are met. The holder will be prohibited, however, from converting the Series H Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

The Company may redeem any or all of the Series H Preferred Stock for cash at any time after the tenth anniversary of the issuance date at the redemption price per share, equal to $1,000 per share of Series H Stock, plus any accrued but unpaid dividends with respect to such shares of Series H Preferred Stock (the “Series H Liquidation Value”). Prior to the tenth anniversary of the issuance of the Series H Stock, the Company may, at its option, redeem the shares at any time after the issuance date at a price per share equal to the Series H Liquidation Value plus the total cumulative amount of dividends that otherwise would have been payable through the tenth anniversary of the issuance date, less any dividends that have been paid.

Ironridge's obligation to purchase the Series H Preferred Stock was subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market, (ii) no uncured default exists under the Series H Agreement, and (iii) the Company’s representations and warranties set forth in the Series H Agreement are true and correct in all material respects. On January 17, 2012, Ironridge funded the $500,000 purchase price, pursuant to which the Company issued 500 shares of Series H Preferred Stock to Ironridge. Through March 31, 2012, Ironridge had converted a total of 341 shares of Series H Preferred Stock, pursuant to which the Company issued a total of 3,803,667 shares of common stock to Ironridge. In connection with the conversions, the Company recorded a beneficial conversion dividend during the quarter ended March 31, 2012 totaling approximately $0.2 million, representing the excess of the fair value of the Company’s common stock at the date of issuance of the converted Series H Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

A summary of option activity under the Company’s stock incentive plans as of March 31, 2012, and changes during the three months then ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2012	4,149	$1.60
Granted	—	$—
Exercised	—	$—
Forfeited	(300)	$0.68
Outstanding at March 31, 2012	3,849	$1.67
Exercisable at March 31, 2012	2,799	$2.20

The Black-Scholes model, which the Company uses to determine compensation expense, requires the Company to make several key judgments including:

●	the value of the Company’s common stock;

●	the expected life of issued stock options;

●	the expected volatility of the Company’s stock price;

●	the expected dividend yield to be realized over the life of the stock option; and

●	the risk-free interest rate over the expected life of the stock options.

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

A summary of restricted stock outstanding under the Company’s stock incentive plans as of March 31, 2012 and changes during the three months then ended is presented below (in thousands):

Unvested at January 1, 2012	4,540
Issued	3,718
Vested	(7,858)
Forfeited	—
Unvested at March 31, 2012	400

The Company recorded compensation expense related to stock options and restricted stock of approximately $589,000 and $970,000 for the three months ended March 31, 2012 and 2011, respectively.

 6. Income Taxes

The Company had an effective tax rate of nil for the three months ended March 31, 2012 and 2011. The Company incurred losses before taxes for the three months ended March 31, 2012 and 2011. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

In July 2008, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley Canada Corporation (“Stanley”). In January 2010, Stanley received a notice from the Canadian Revenue Agency (“CRA”) that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. The Company has complied with all of Stanley’s information requests. This review covers all periods that the Company owned Xmark.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

In February 2011, and as revised on November 9, 2011, Stanley received a notice from the CRA that the CRA completed its review of the Xmark returns and was questioning certain deductions attributable to allocations from related companies on the tax returns under review. In November and December 2011, the CRA and the Ministry of Revenue of the Province of Ontario issued notices of reassessment confirming the proposed adjustments. The total amount of the income tax reassessments for the 2006-2008 tax years, including both provincial and federal reassessments, plus interest, was approximately $1.4 million. In addition, on March 28, 2012 Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fees totaling approximately $0.2 million.

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company does not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In connection with the filing of the appeal, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has agreed to repay Stanley for the upfront payment, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this matter will have a material negative impact on the Company’s historical tax liabilities or results of operations. The Company had established an accrual of $400,000 for this contingency as of December 31, 2011, which management believes is adequate. In connection with the upfront payment made by Stanley, this accrual was reclassified to a liability to Stanley, and a prepaid tax advance to Stanley in the amount of $550,000 was recorded as of March 31, 2012.

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

8.   Employment Contracts and Stock Compensation to Related Parties

On September 30, 2011, the Company entered into a First Amendment to Employment and Non-Compete Agreement (the “First Silverman Amendment”) with Mr. Silverman in connection with Mr. Silverman’s ceasing to be the Company’s Chief Executive Officer. The First Silverman Amendment amended the Employment and Non-Compete Agreement dated November 11, 2010 between the Company and Mr. Silverman and provided for, among other things, the issuance of restricted stock of the Company to Mr. Silverman in the aggregate amount of approximately $3.4 million (the “Restricted Stock”) in lieu of contractually-committed cash salary and bonus for 2012 through 2015. The Restricted Stock was to be issued based upon the average daily volume-weighted average price of the Company’s common stock for the five trading days preceding the date of the First Silverman Amendment. The Restricted Stock was subject to registration rights and price protection provisions, and was to be granted upon the earlier of (i) a reverse stock split or (ii) the receipt of stockholder approval to increase the number of authorized shares of common stock of the Company to at least 175 million shares. The Restricted Stock was price protected through the date on which the registration statement registering such shares becomes effective, such that if the value of the Restricted Stock at such time is less than the average daily volume-weighted average price of the Company’s common stock for the five trading days preceding the date of the First Silverman Amendment, additional shares will be issued to subsidize any shortfall. In connection with the execution of the First Silverman Amendment, a non-cash charge of approximately $3.4 million was recorded in the third quarter of 2011, for which a corresponding liability had been established in the accompanying condensed consolidated balance sheet as of December 31, 2011. On January 27, 2012, the Company issued the Restricted Stock to Mr. Silverman, totaling 18.1 million shares.

On December 6, 2011, the Compensation Committee approved an Amended and Restated Employment, Consulting and Non-Compete Agreement (the “Amended and Restated Agreement”) between the Company and Mr. Silverman in connection with Mr. Silverman’s negotiated departure from the Board of Directors of the Company as of December 6, 2011 and his continued service as consultant to the Company until March 1, 2012. The Amended and Restated Agreement amends and restates the Employment and Non-Compete Agreement dated November 11, 2010 between the Company and Mr. Silverman and the First Silverman Amendment, and provides for, among other things, clarification of the terms of Mr. Silverman’s separation from the Company and continued vesting of Mr. Silverman’s unvested stock grants. The Company also granted Mr. Silverman a security interest in substantially all of the Company’s assets (the “Security Agreement”) until such time as the stock obligations under the Amended and Restated Agreement were fulfilled.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Under the Amended and Restated Agreement, the Company agreed to satisfy certain contractual obligations totaling approximately $462,000, which was recorded in accrued liabilities at December 31, 2011 (the “Contractual Obligations”), through the issuance of 2,468,118 shares of common stock from the 2011 Plan to Mr. Silverman (the “Contractual Obligations Stock”) on January 2, 2012. On January 2, 2012, the Company issued the Contractual Obligations Stock to Mr. Silverman. The Company filed a registration statement on Form S-1 for resale of the Restricted Stock (the “Registration Statement”) with the SEC on January 31, 2012, as amended on February 2, 2012 and as further amended on February 13, 2012.

On March 23, 2012, the Board of Directors approved a First Amendment to the Amended and Restated Agreement (the “First Amendment to Amended and Restated Employment Agreement”) between the Company and Mr. Silverman in connection with the elimination of any and all price protection provisions under the Amended and Restated Agreement and any other further registration rights obligations. Under the First Amendment to Amended and Restated Agreement, the Company agreed to issue 13.5 million shares of restricted stock of the Company to Mr. Silverman on March 23, 2012 (the “Price Protection Shares”). The Price Protection Shares were issued in order to (i) eliminate any and all price protection provisions under the Amended and Restated Agreement, including, but not limited to, any price protection provisions relating to a reverse stock split, and (ii) any further registration rights obligations.  The Price Protection Shares were included on a pre-effective amendment to the Registration Statement filed with the SEC on March 28, 2012, which Registration Statement went effective on April 10, 2012. Upon effectiveness of the Registration Statement, the Security Agreement terminated. In connection with the issuance of the Price Protection Shares, a non-cash charge of approximately $1.5 million was recorded in the fourth quarter of 2011, based on the fair value of the shares at the date of issuance and for which a corresponding liability had been established in the accompanying condensed consolidated balance sheet as of December 31, 2011.

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. If in the reasonable discretion of the Board, the Company is unable to make the scheduled cash bonus payments, the Company shall have the option of (i) delaying payment(s), (ii) paying Mr. Caragol in restricted stock of the Company, or (iii) reaching some other mutually agreeable resolution with Mr. Caragol. The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 12.5 million shares of restricted stock over a four-year period as follows: (i) 2.5 million shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 2.5 million shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 2.5 million shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 2.5 million shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 2.5 million shares on January 1, 2015, which shall vest on January 1, 2016. The Company and Mr. Caragol have agreed to delay the issuance of the first and second restricted share grants, for a total of 5 million shares, until the Company has available shares under a stock incentive plan. Stock compensation expense related to the first and second restricted share grants totaled approximately $86,000for the quarter ended March 31, 2012, and for which a total liability of approximately $101,000 has been reflected in the accompanying condensed consolidated balance sheet as of March 31, 2012.

9.   Sale of Subsidiary to Related Party

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

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ”), which is owned and controlled by Mr. Silverman, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000 (the “Note”) and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest, to which no value was ascribed. The Note accrues interest at 5% per annum. Payments under the Note begin January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note is secured by substantially all of the assets of Animal Health pursuant to a Security Agreement dated January 11, 2012. The Company has not recorded the Note or any accrued interest in its balance sheet as of March 31, 2012, and currently plans to recognize the $200,000 gain represented by the Note as the Note is collected.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the sale, the Company entered into a license agreement with VeriTeQ (the “License Agreement”) which grants VeriTeQ a license to utilize the Company’s bio-sensor implantable RFID patent for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management.  Pursuant to the License Agreement, the Company will receive royalties in the amount of 10% on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the patent, and a royalty of 20% on gross revenues that are generated under the Development and Supply Agreement between the Company and Medical Components, Inc. (“Medcomp”) dated April 2, 2009. The Company’s right to the Medcomp royalty payments will terminate three years following written clearance by the FDA of the Medcomp product that incorporates the VeriChip product.

The Company also entered into a shared services agreement with VeriTeQ on January 11, 2012 (the “Shared Services Agreement”), pursuant to which the Company agreed to provide certain services to VeriTeQ in exchange for $30,000 per month.  The term of the Shared Services Agreement commenced on January 23, 2012. The first payment for such services is not payable until VeriTeQ receives gross proceeds of a financing of at least $500,000. The balance due from VeriTeQ under the Shared Services Agreement, including certain expenses paid by the Company on behalf of VeriTeQ, totaled approximately $115,000 as of March 31, 2012, which has not been recorded in the Company’s balance sheet as of March 31, 2012 and will be recorded on a cash basis as collected.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●
that we expect to enter into a contract for the manufacturing of our iglucose wireless communication system in the near future and fully launch our iglucose wireless communication system commercially in the second quarter of 2012;

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

●
that we intend to continue to access capital to provide funds to meet our working capital requirements for the near-term future and, if necessary, could reduce and/or delay certain discretionary research, development and related activities and costs.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K/A for the year ended December 31, 2011 and include:

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

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	our ability to complete Phase III of the glucose-sensing microchip development program;

●	our ability to be awarded government contracts on which MicroFluidic Systems bids;

●	our ability to integrate the business of MicroFluidic Systems; and

●	our ability to establish and maintain proper and effective internal accounting and financial controls.

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2011. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

In May 2011 and consistent with this strategy, we acquired MicroFluidic Systems (“MicroFluidic”), pursuant to which MicroFluidic became our wholly-owned subsidiary.  MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security. MicroFluidic’s substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications are complementary to our portfolio of virus detection and diabetes management products. Since its inception, MicroFluidic has received over $45 million in U.S. Government contracts, primarily from the Department of Homeland Security ("DHS"). Since our acquisition of MicroFluidic, we have submitted, or are in the process of submitting, bids on various potential U.S. Government contracts, and are planning to pursue the DHS’s third generation BioWatch program (for the development of networked, autonomous, bioagent detection systems).  DHS has estimated the first contract period to be five years and has projected the request for proposal for this program will be issued during the third quarter of 2012.

HealthID Business

Our HealthID business is currently focused on the development and commercialization of three products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors LLC, or Receptors, (2) iglucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s data-capable glucometer for blood glucose data and sends that data via machine-to-machine technology to the iglucose online database, and (3) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels.

In July 2011, we submitted a 510(k) pre-market notification application for our iglucose wireless communication system to the FDA. In November 2011, we obtained FDA clearance for iglucose. In the first quarter of 2012, we launched initial deployments of iglucose through trial programs with a leading health insurer and two other healthcare companies and began taking pre-orders for iglucose from consumers. We expect to enter into a contract for the manufacturing of iglucose in the near future and fully launch iglucose commercially in the second quarter of 2012.

Through the end of 2011, our HealthID business also included the VeriMed system, which uses an implantable passive RFID microchip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the FDA cleared our VeriMed system for use in medical applications in the United States. We had not actively marketed the VeriMed system since early 2008.

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

On January 11, 2012, VeriTeQ, which is owned and controlled by Scott Silverman, our former chairman and chief executive officer, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000 and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest.  In connection with the sale, we entered into the License Agreement with VeriTeQ dated January 11, 2012, which grants VeriTeQ a license to utilize our bio-sensor implantable RFID device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management.  We will receive royalties in the amount of 10% on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the patent, and a royalty of 20% on gross revenues that are generated under the Development and Supply Agreement between us and Medcomp, dated April 2, 2009.  Our right to the Medcomp royalty payments terminates three years following written clearance by the United States Food and Drug Administration of the Medcomp product that incorporates the VeriChip product.

ID Security Business

 Our ID Security business included our Identity Security suite of products, sold through the NationalCreditReport.com brand and our Health Link PHR business. We acquired the NationalCreditReport.com business in conjunction with the acquisition of Steel Vault in November 2009. NationalCreditReport.com offered consumers a variety of identity security products and services primarily on a subscription basis. These services helped consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which included credit reports, credit monitoring and credit scores. Beginning in early 2011, we ceased acquiring new subscribers to the identity security and credit reporting businesses, and on July 22, 2011, we completed the sale of the identity security and credit reporting business for total consideration of $750,000.

As a result of our sale of the NationalCreditReport.com business in July 2011, we now operate in one segment and are not currently generating revenue.

Results of Operations

Overview

In connection with our decision to sell the NationalCreditReport.com business in the second quarter of 2011, we have presented its results of operations as discontinued operations in our condensed consolidated statements of operations for all periods presented in this Quarterly Report on Form 10-Q. Since the sale of NationalCreditReport.com, we are not currently generating revenue.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the three months ended March 31, 2012 and 2011. Until one or more of the products under development in our HealthID segment is successfully brought to market, we do not anticipate generating significant revenue or gross profit. Further, MicroFluidic reported no revenue or gross profit during the period from the date of our acquisition of MicroFluidic on May 23, 2011 through March 31, 2012 as it had no active contracts during this period. MicroFluidic has submitted, or is the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation for employees in executive, sales, marketing and operational functions, including finance and accounting and corporate development, and also including stock-based compensation. Other significant costs include depreciation and amortization, professional fees for accounting and legal services, consulting fees and facilities costs.

Selling, general and administrative expense increased by approximately $0.2 million, or 7%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was primarily attributable to incremental expense from the MicroFluidic operations and amortization of intangible assets related to the MicroFluidic acquisition, offset in part by a decrease in stock-based compensation for the period.

Stock-based compensation included in selling, general and administrative expense totaled approximately $0.7 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

Research and Development

Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our project partners and acquisition of in-process research and development.  We seek to structure our research and development on a project basis to allow the management of costs and results on a discreet, short-term project basis.  This may result in quarterly expenses that rise and fall depending on the underlying project status.  We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time.

Research and development expense decreased by approximately $0.3 million, or 70%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease was primarily attributable to a decrease in stock-based compensation to consultants and our research and development project partners and a decrease in expensed in-process research and development.

Stock-based compensation included in research and development expense totaled $0 and approximately $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

Income from Discontinued Operations

Income from discontinued operations relates to the NationalCreditReport.com business sold in July 2011, and totaled approximately $0.2 million for the three months ended March 31, 2011. Historical revenue related to the NationalCreditReport.com business and included in income from discontinued operations for the three months ended March 31, 2011 totaled approximately $0.6 million.

Liquidity and Capital Resources

As of March 31, 2012, cash and cash equivalents totaled approximately $144,000 compared to cash and cash equivalents of approximately $28,000 at December 31, 2011.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $0.8 million and $1.5 million during the three months ended March 31, 2012 and 2011, respectively, primarily to fund operating losses. Net cash used in discontinued operations was approximately $0.1 million during the three months ended March 31, 2011.

Cash Flows from Investing Activities

Net cash used in investing activities was not significant for the three months ended March 31, 2012 or 2011.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $1.0 million and $1.9 million during the three months ended March 31, 2012 and 2011, respectively, primarily related to proceeds from the issuance of preferred stock under the Socius financing agreement in the 2011 period, and from the issuance of Series H Preferred Stock to Ironridge and conversion of Series F Preferred Stock and related repayment of the Ironridge note receivable in the 2012 period.

Financial Condition

As of March 31, 2012, we had a working capital deficiency of approximately $2.7 million and an accumulated deficit of approximately $90 million, compared to working capital deficiency of approximately $2.7 million and an accumulated deficit of approximately $86 million as of December 31, 2011. We have incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of selling, general and administrative expenses and research and development expenses. We expect our operating losses to continue through at least 2012.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our HealthID products, the operations of MicroFluidic, and working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  Since December 31, 2010, we have raised approximately $3.3 million under the Socius and Optimus financing facilities. In July 2011, we executed an equity financing with Ironridge that has provided funding of approximately $2.3 million. Additionally, in January 2012 we raised approximately $0.4 million from the sale of preferred stock to Ironridge. Based on our current monthly cash burn of approximately $0.3 million and assuming we generate no revenue or operating profits, we require additional funding of approximately $3.5 million to continue operations at current levels for the next twelve months.

On August 31, 2011 we received notification that our stock was being delisted from the Nasdaq Capital Market (“Nasdaq”) and on September 1, 2011 our stock began trading on the OTC Bulletin Board. The delisting from Nasdaq could adversely affect the market liquidity of our common stock and harm the business and may hinder or delay our ability to consummate potential strategic transactions or investments. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

These conditions raise substantial doubt about our ability to continue as a going concern. We intend to continue to access capital to provide funds to meet our working capital requirements for the near-term future. In addition and if necessary, we could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that we will be able to derive sufficient funding or be successful in negotiating additional sources of equity or credit for our long-term capital needs.  Our inability to have access to such financing at reasonable costs could materially and adversely impact our financial condition, results of operations and cash flows, and result in significant dilution to our existing stockholders. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2012. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2012 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Item 1A to Part I of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 includes a detailed discussion of risk factors that could materially affect our business, financial condition or future results.

Item 2. Unregistered Sale of Equity Securities.

During the three months ended March 31, 2012, we issued shares of our common stock that were not registered under the Securities Act of 1933, as amended, and were not previously disclosed in a Current Report on Form 8-K as follows:

1)	On January 27, 2012, we issued 146,787 shares of our common stock to Focus Securities, LLC for advisory services rendered in connection with the acquisition of MicroFluidic Systems.

2)	On January 27, 2012, we issued 149,779 shares of our common stock to George M. Shea for advisory services rendered in connection with the acquisition of MicroFluidic Systems.

3)	On January 27, 2012, we issued 149,779 shares of our common stock to Eric M. Oganesoff for advisory services rendered in connection with the acquisition of MicroFluidic Systems.

4)	On January 27, 2012, we issued 13,805 shares of our common stock to Catharine A. Elliot for advisory services rendered in connection with the acquisition of MicroFluidic Systems.

5)	On January 31, 2012, we issued 125,000 shares of our common stock to Dawn Van Zant in connection with an advertising and marketing agreement.

6)	On January 31, 2012, we issued 125,000 shares of our common stock to Callan Van Zant in connection with an advertising and marketing agreement.

7)	On February 1, 2012, we issued 300,000 shares of our common stock to SmallCapVoice.com, Inc. in connection with a financial public relations agreement.

8)	On February 1, 2012, we issued 170,000 shares of our common stock to Levelogic, Inc. in connection with a consulting agreement.

9)	On February 24, 2012, we issued 250,000 shares of our common stock to First Equity Group, Inc. in connection with the execution of a consulting agreement.

10)	On March 6, 2012, we issued 750,000 shares of our common stock to Blue Wave Advisors, LLC in connection with the execution of a professional services engagement agreement.

11)
On March 23, 2012, we issued 13,500,000 shares of our common stock to Scott R. Silverman pursuant to the terms of the First Amendment to Amended and Restated Employment, Consulting and Non-Compete Agreement dated March 23, 2012.

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

POSITIVEID CORPORATION (Registrant)

Date: May 14, 2012	By:	/s/ Bryan D. Happ
Bryan D. Happ
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description
3.1
Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009 and January 27, 2012 (1)

3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (2)
3.3		Certificate of Designations of Series H Preferred Stock (3)
4.1		Form of Specimen Common Stock Certificate (2)
10.1		Preferred Stock Purchase Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. for Series H Preferred Stock (3)
10.2		Securities Purchase Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. (3)
10.3		Stock Purchase Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (4)
10.4		Secured Promissory Note, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (4)
10.5		Security Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (4)
10.6		License Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (4)
10.7		Shared Services Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (4)
10.8		Registration Rights Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. (3)
10.9		First Amendment to Amended and Restated Employment, Consulting and Non-Compete Agreement, dated March 23, 2012, between PositiveID Corporation and Scott R. Silverman (5)
10.10	*	Letter Agreement, dated March 7, 2012, between PositiveID Corporation and Stanley Black & Decker, Inc.
10.11	*†	Form of Indemnification Agreement
31.1	*	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contract or compensatory plan.
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

(1)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on January 27, 2012.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on January 13, 2012.
(4)	Incorporated by reference to the Form S-1 previously filed by PositiveID Corporation on January 25, 2012.
(5)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 28, 2012.