Form 10-Q
period 2012-06-30
POSITIVEID Corp
filed 2012-08-20
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 17, 2012 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	154,467,593

POSITIVEID CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
POSITIVEID CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$246	$28
Prepaid expenses and other current assets	109	82
Total Current Assets	355	110

Equipment, net	36	44
Prepaid tax advance to Stanley	738	—
Goodwill	510	510
Intangibles, net	1,182	1,385
Other assets	368	417
Total Assets	$3,189	$2,466

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,968	$1,020
Accrued expenses and other current liabilities	1,635	1,775
Current portion of liability to Stanley	569	—
Accrued preferred stock dividends payable	72	24
Total Current Liabilities	4,244	2,819

Liability to Stanley	569	—
Contingent earn-out liability	587	538
Stock obligation to related party (see Note 8)	187	4,879
Total Liabilities	5,587	8,236

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – 660 and 1,500 shares issued and outstanding, liquidation preference of $726 and $1,524, at June 30, 2012 and December 31, 2011, respectively; Series H Preferred – 159 shares issued and outstanding, liquidation preference of $165 at June 30, 2012	—	—
Common stock, 470,000,000 shares authorized, $.01 par value; 121,021,825 and 53,997,779 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,210	540
Additional paid-in capital	92,716	82,042
Accumulated deficit	(95,234)	(86,102)
	(1,308)	(3,520)
Note receivable for shares issued	(1,090)	(2,250)
Total Stockholders’ Deficit	(2,398)	(5,770)
Total Liabilities and Stockholders’ Deficit	$3,189	$2,466

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general and administrative	1,775	3,137	4,076	5,252
Research and development	107	71	223	483
Total operating expenses	1,882	3,208	4,299	5,735
Operating loss from continuing operations	(1,882)	(3,208)	(4,299)	(5,735)

Other income (expense), net	(7)	10	62	75
Loss from continuing operations	(1,889)	(3,198)	(4,237)	(5,660)

Discontinued operations:
Income (loss) from discontinued operations	—	222	—	470
Impairment of goodwill	—	(555)	—	(555)
Total loss from discontinued operations	—	(333)	—	(85)
Net loss	(1,889)	(3,531)	(4,237)	(5,745)

Preferred stock dividends	(22)	(65)	(48)	(161)
Beneficial conversion dividend on preferred stock	(2,889)	—	(4,895)	—
Net loss attributable to common stockholders	$(4,800)	$(3,596)	$(9,180)	$(5,906)

Loss from continuing operations per common share attributable to common stockholders	$(0.04)	$(0.10)	$(0.10)	$(0.19)
Loss from discontinued operations per common share	—	(0.01)	—	—
Loss per common share attributable to common stockholders – basic and diluted	$(0.04)	$(0.11)	$(0.10)	$(0.19)

Weighted average shares outstanding – basic and diluted	111,684	33,240	95,602	31,207

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statement of Stockholders’ Deficit
For the Six Months Ended June 30, 2012
(In thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Note Receivable For Shares	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	(Deficit)

Balance at January 1, 2012	1,500	$—	53,997,779	$540	$82,042	$(86,102)	$(2,250)	$(5,770)

Issuance of Series H Preferred shares	500	—	500,000	5	381	—	—	386
Conversion of Series F Preferred shares and repayment of Ironridge note receivable	(840)	—	21,059,929	211	4,396	(4,665)	1,160	1,102
Conversion of Series H Preferred shares	(341)	—	3,803,667	38	192	(230)	—	—
Issuance of Common Stock pursuant to acquisition of MicroFluidic Systems	—	—	460,150	4	65	—	—	69
Issuance of Common Stock in satisfaction of related party stock obligations	—	—	34,080,300	341	5,000	—	—	5,341
Issuance of Common Stock for Optimus loaned shares	—	—	3,500,000	35	(35)	—	—	—
Stock-based compensation	—	—	3,620,000	36	723	—	—	759
Accrual of preferred stock dividends	—	—	—	—	(48)	—	—	(48)
Net loss	—	—	—	—	—	(4,237)	—	(4,237)

Balance at June 30, 2012	819	$—	121,021,825	$1,210	$92,716	$(95,234)	$(1,090)	$(2,398)

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(4,237)	$(5,745)
Add: Loss from discontinued operations	—	85
Loss from continuing operations	(4,237)	(5,660)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	216	26
Stock-based compensation	759	1,550
Stock issued to advisor for acquisition	69	340
In-process research and development allocation from asset purchase	—	114
Impairment of goodwill	—	555
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	22	(145)
Increase in accounts payable and accrued expenses	1,906	9
Net cash used in discontinued operations	—	(452)
Net cash used in operating activities	(1,265)	(3,663)
Cash flows from investing activities:
Acquisition of MicroFluidic Systems	—	(24)
Purchase of equipment	(5)	(14)
Net cash used in investing activities	(5)	(38)
Cash flows from financing activities:
Proceeds from equity financings, net of fees	1,488	3,128
Net cash provided by financing activities	1,488	3,128
Net increase (decrease) in cash and cash equivalents	218	(573)
Cash and cash equivalents, beginning of period	28	1,764
Cash and cash equivalents, end of period	$246	$1,191

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

In February 2010, the Company acquired the assets of Easy Check Medical Diagnostics, LLC (“Easy Check”), which included the Easy Check breath glucose detection system and the iglucose wireless communication system. The purchase agreement provides for certain contingent payments and cash royalties based on future revenues. (See Note 2)

In May 2011, the Company entered into a Stock Purchase Agreement to acquire MicroFluidic Systems, a California corporation (“MicroFluidic”), pursuant to which MicroFluidic became a wholly-owned subsidiary of the Company. MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security. (See Note 2)

In July 2011, the Company completed the sale of substantially all of the assets of NationalCreditReport.com, which had been acquired in connection with the Merger. (See Note 3)

In January 2012, the Company sold certain assets and liabilities related to its VeriChip business, as well as all of the assets and liabilities relating to its Health Link business, to VeriTeQ Acquisition Corporation, a related party.  The Company had ceased actively marketing the VeriChip business in January 2008 and the Health Link business in September 2010.  The term “VeriChip business” does not include the GlucoChip or any product or application involving blood glucose detection or diabetes management.  (See Note 9)

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2011. The accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2012, the Company had a working capital deficiency of approximately $3.9 million and an accumulated deficit of approximately $95 million. The Company has incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of selling, general and administrative expenses and research and development expenses. The Company expects its operating losses to continue through at least the remainder of 2012.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the continued development of its HealthID products, the operations of MicroFluidic, and working capital requirements. Until the Company is able to achieve operating profits, it will continue to seek to access the capital markets.  Since December 31, 2010, the Company raised approximately $3.3 million under certain financing facilities. Additionally, in July 2011, the Company executed an equity financing that has provided net funding of approximately $2.5 million, and in January 2012, the Company raised approximately $0.4 million from the sale of preferred stock.

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

 Discontinued Operations

In connection with the Company’s sale of its NationalCreditReport.com business in July 2011, the results of its operations have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011 (see Note 3).

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of June 30, 2012 and 2011 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	June 30,
	2012	2011
Convertible preferred stock	2,380	3,405
Stock options	10,564	3,344
Warrants	304	304
Unvested shares of restricted common stock	400	4,450
	13,648	11,503

Segment Information

Through the second quarter of 2011, the Company operated in two business segments: HealthID and ID Security. The ID Security segment is presented as discontinued operations in the accompanying condensed consolidated financial statements (see Note 3).

HealthID Segment

The Company’s HealthID segment is comprised of its MicroFluidic subsidiary and its diabetes management products: (1) the GlucoChip, a glucose-sensing microchip, based on the Company’s proprietary intellectual property which is being developed in conjunction with Receptors LLC (“Receptors”), (2) iglucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s data-capable glucometer for blood glucose data and sends that data via machine-to-machine technology to the iglucose online database, and (3) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels.

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

The estimated purchase price of the Acquisition totaled approximately $1,653,000, comprised of (i) $24,000 in cash, (ii) Stock Consideration of $879,000 based on a stock price of $0.37 per share, and (iii) contingent consideration of approximately $750,000. The fair value of the contingent consideration was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement. On October 31, 2011, the Company entered into an agreement with two of the selling MicroFluidic shareholders pursuant to which the two individuals waived their right to any earn-out compensation for 2011 in settlement of the closing working capital adjustment provisions of the purchase agreement. The two individuals represented approximately 68% of the selling shareholder interests, and thus any earn-out for 2011 was to be reduced by such percentage. As no earn-out was achieved for 2011, the fair value of the contingent consideration was reassessed and reduced to approximately $538,000 as of December 31, 2011, and was increased to approximately $587,000 as of June 30, 2012 to reflect an increase in the present value of the estimated future payouts.

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

The following supplemental pro forma information for the three and six months ended June 30, 2011 assumes that the Acquisition had occurred as of January 1, 2011 (in thousands except per share data):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue	$—	$235
Net loss	$(3,675)	$(6,213)
Loss per common share – basic and diluted	$(0.11)	$(0.19)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the date indicated or that may result in the future. The pro forma revenue reflected relates to revenue reported by MicroFluidic, substantially all of which was generated under two contracts with an agency of the U.S. Government. The two contracts were completed by March 31, 2011, and as of June 30, 2012 MicroFluidic had no active revenue-generating contracts.

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

Historical revenue related to the NationalCreditReport.com business and included in the income from discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 totaled approximately $357,000 and $944,000, respectively.

4. Financing Agreements

Optimus Financing

On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Optimus Purchase Agreement”) with Optimus Technology Capital Partners, LLC (“Optimus”) under which Optimus was committed to purchase up to $10 million in shares of convertible Series A Preferred Stock of the Company in one or more tranches.

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

Through June 30, 2012, the Company had converted a total of 840 shares of Series F Preferred Stock, pursuant to which the Company issued a total of 21,059,929 shares of common stock to Ironridge. In connection with the conversions, the Company recorded a beneficial conversion dividend during the three and six months ended June 30, 2012 totaling approximately $2.9 million and $4.7 million, respectively, representing the excess of the fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. Subsequent to June 30, 2012, the Company converted an additional 134 shares of Series F Preferred Stock, pursuant to which the Company has issued a total of 9,429,809 shares of common stock to Ironridge, and expects to issue an additional 3,112,225 shares of common stock.

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

On July 28, 2011, the Company presented Ironridge with a notice to purchase $2.5 million of its common stock under the Common Stock Agreement.  Ironridge Global paid $250,000 in cash and the remaining $2.25 million in a promissory note, the terms of which are described above.  The Company issued an aggregate of 6,811,989 shares of its common stock to Ironridge in connection with the July 28, 2011 notice. No further shares may be sold under the Common Stock Agreement. In connection with the conversions of Series F Preferred Stock discussed above, a total of $1.2 million of the promissory note was repaid through June 30, 2012, and an additional $0.3 million has been repaid subsequent to June 30, 2012.

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

Ironridge's obligation to purchase the Series H Preferred Stock was subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market, (ii) no uncured default exists under the Series H Agreement, and (iii) the Company’s representations and warranties set forth in the Series H Agreement are true and correct in all material respects. On January 17, 2012, Ironridge funded the $500,000 purchase price, pursuant to which the Company issued 500 shares of Series H Preferred Stock to Ironridge. Through June 30, 2012, Ironridge had converted a total of 341 shares of Series H Preferred Stock, pursuant to which the Company issued a total of 3,803,667 shares of common stock to Ironridge. In connection with the conversions, the Company recorded a beneficial conversion dividend during the quarter ended March 31, 2012 totaling approximately $0.2 million, representing the excess of the fair value of the Company’s common stock at the date of issuance of the converted Series H Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. Subsequent to June 30, 2012, Ironridge converted the remaining 159 shares of Series H Preferred Stock, pursuant to which the Company issued a total of 10,921,504 shares of common stock to Ironridge.

On July 12, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ironridge whereby Ironridge agreed to purchase up to $10 million of shares of the Company’s common stock from time to time over a 24-month period. Under the terms of the Stock Purchase Agreement, Ironridge will not be obligated to purchase shares of the Company’s common stock unless and until certain conditions are met, including but not limited to the Company maintaining an effective Registration Statement (the “Registration Statement”) on Form S-1which registers Ironridge’s resale of any shares purchased by it under the facility, including the Commitment Fee Shares (as defined below). The customary terms and conditions associated with Ironridge’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on July 12, 2012 (the “Registration Rights Agreement”).

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On August 13, 2012, the Registration Statement was declared effective by the SEC. Fifteen (15) trading days after the Registration Statement effective date, the Company has the right to sell and issue to Ironridge, and Ironridge will be obligated to purchase from the Company, up to $10 million of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). Ironridge will do continuous drawdowns of 2,000,000 shares under the facility until the Company sends a notice suspending the draw down notice. The draw down pricing period is the number of consecutive trading days necessary for 6,000,000 shares of the Company’s stock to trade. Only one draw down will be allowed in each draw down pricing period. The purchase price for the shares will be 90% of the average of the daily VWAP on each trading day during the draw down pricing period preceding such current draw down pricing period, not to exceed the arithmetic average of any three daily VWAPs during the draw down pricing period preceding such current draw down pricing period. For purposes of a recommencement following a suspension, the purchase price shall be the lower of the foregoing and the closing price of the Company’s common stock on the trading day prior to the recommencement date; and for purposes of the first draw down the purchase price shall mean the VWAP for the 15 consecutive trading days after the effective date of the Registration Statement. The Company will deliver the shares sold to Ironridge by the third trading day following the draw down pricing period. Ironridge is entitled to liquidated damages in connection with certain delays in the delivery of any draw down shares. The Stock Purchase Agreement also provides for a commitment fee to Ironridge of 3,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”).

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

The Stock Purchase Agreement will terminate if the Company’s common stock is not listed on one of several specified trading markets (which include the NYSE AMEX, OTC Bulletin Board and Pink Sheets, among others) or if the Company files for protection from its creditors. The Company may terminate the Stock Purchase Agreement with three days’ notice if Ironridge fails to fund any properly noticed draw down with five trading days.

Under the Registration Rights Agreement the Company granted to Ironridge certain registration rights related to the shares issuable in accordance with the Stock Purchase Agreement. Under the Registration Rights Agreement, the Company agreed to prepare and file with the SEC one or more registration statements for the purpose of registering the resale of the maximum shares of common stock issuable pursuant to the Stock Purchase Agreement (the “Registrable Securities”). The Company filed the Registration Statement with the SEC on July 20, 2012, and the SEC declared the Registration Statement effective on August 13, 2012. The Company is also required to amend such registration statement or file with the SEC such additional registration statement(s) as necessary to allow the continued registered resale of all of the Registrable Securities.

On July 12, 2012, the Company also entered into a Purchase Agreement with Ironridge pursuant to which 500 shares of Series F Preferred Stock were issued to Ironridge. The Series F Preferred Stock was issued in satisfaction of any obligation of the Company to issue the Success Fee Shares provided for (and defined) in the Securities Purchase Agreement entered into between the Company and Ironridge dated January 13, 2012, which terminated on April 26, 2012.

Authorized Common Stock

As of December 31, 2011, the Company was authorized to issue 70 million shares of common stock, $0.01 par value. On January 27, 2012, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company from 70 million shares to 175 million shares. On May 31, 2012, the Company’s stockholders approved a further increase in the number of authorized shares of common stock of the Company from 175 million shares to 470 million shares.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

5. Stock-Based Compensation

On August 26, 2011, as amended on May 31, 2012, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the 2011 Plan, up to 25 million shares of common stock may be granted pursuant to awards.

A summary of option activity under the Company’s stock incentive plans as of June 30, 2012, and changes during the six months then ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2012	4,149	$1.60
Granted	6,815	$0.04
Exercised	—	$—
Forfeited	(400)	$0.67
Outstanding at June 30, 2012	10,564	$0.63
Exercisable at June 30, 2012	3,249	$1.90

The Black-Scholes model, which the Company uses to determine compensation expense, requires the Company to make several key judgments including:

●	the value of the Company’s common stock;

●	the expected life of issued stock options;

●	the expected volatility of the Company’s stock price;

●	the expected dividend yield to be realized over the life of the stock option; and

●	the risk-free interest rate over the expected life of the stock options.

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

A summary of restricted stock outstanding under the Company’s stock incentive plans as of June 30, 2012 and changes during the six months then ended is presented below (in thousands):

Unvested at January 1, 2012	4,540
Issued	3,768
Vested	(7,908)
Forfeited	—
Unvested at June 30, 2012	400

The Company recorded compensation expense related to stock options and restricted stock of approximately $170,000 and $759,000 for the three and six months ended June 30, 2012, respectively, and approximately $579,000 and $1,550,000 for the three and six months ended June 30, 2011, respectively.

 6. Income Taxes

The Company had an effective tax rate of nil for the three and six months ended June 30, 2012 and 2011. The Company incurred losses before taxes for the three and six months ended June 30, 2012 and 2011. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company does not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In connection with the filing of the appeal, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit and upfront payment of approximately $220,000. The Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments commencing on July 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this matter will have a material negative impact on the Company’s historical tax liabilities or results of operations. The Company had established an accrual of $400,000 for this contingency as of December 31, 2011, which management believes is adequate. In connection with the upfront payments made by Stanley, this accrual was reclassified to a liability to Stanley, and a prepaid tax advance to Stanley in the amount of $738,000 has been recorded as of June 30, 2012.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. If in the reasonable discretion of the Board, the Company is unable to make the scheduled cash bonus payments, the Company shall have the option of (i) delaying payment(s), (ii) paying Mr. Caragol in restricted stock of the Company, or (iii) reaching some other mutually agreeable resolution with Mr. Caragol. The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 12.5 million shares of restricted stock over a four-year period as follows: (i) 2.5 million shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 2.5 million shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 2.5 million shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 2.5 million shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 2.5 million shares on January 1, 2015, which shall vest on January 1, 2016. The Company and Mr. Caragol have agreed to delay the issuance of the first and second restricted share grants, for a total of 5 million shares, until the Company has available shares under a stock incentive plan. Stock compensation expense related to the first and second restricted share grants totaled approximately $86,000 and $172,000 for the three and six months ended June 30, 2012, respectively, and for which a total liability of approximately $187,000 has been reflected in the accompanying condensed consolidated balance sheet as of June 30, 2012.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ”), which is owned and controlled by Mr. Silverman, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000 (the “Note”) and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest, to which no value was ascribed. The Note accrues interest at 5% per annum. Payments under the Note begin January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note is secured by substantially all of the assets of Animal Health pursuant to a Security Agreement dated January 11, 2012. The Company has not recorded the Note or any accrued interest in its balance sheet as of June 30, 2012, and currently plans to recognize the $200,000 gain represented by the Note as the Note is collected.

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

The Company also entered into a shared services agreement with VeriTeQ on January 11, 2012 (the “Shared Services Agreement”), pursuant to which the Company agreed to provide certain services to VeriTeQ in exchange for $30,000 per month.  The term of the Shared Services Agreement commenced on January 23, 2012. The first payment for such services is not payable until VeriTeQ receives gross proceeds of a financing of at least $500,000. The balance due from VeriTeQ under the Shared Services Agreement, including certain expenses paid by the Company on behalf of VeriTeQ, totaled approximately $160,000 as of May 31, 2012, which was not recorded in the Company’s balance sheet and was to be recorded on a cash basis as collected. On June 25, 2012, the Shared Services Agreement was amended, pursuant to which all amounts owed to the Company under the Shared Services Agreement as of May 31, 2012 were converted into 2,285,779 shares of common stock of VeriTeQ, to which no value was ascribed. In addition, effective June 1, 2012, the monthly charge for the shared services under the Shared Services Agreement was reduced from $30,000 to $12,000. Furthermore, on June 26, 2012, the License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VeriTeQ meeting certain minimum royalty requirements as follows: 2013 - $400,000; 2014 - $800,000; and 2015 and thereafter - $1,600,000.

10.   Subsequent Events

On July 9, 2012, the Company issued a Secured Promissory Note (the “Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The Note is non-interest bearing, and principal on the Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire Principal balance shall be paid in full.

The Note is secured by substantially all of the Company’s assets pursuant to a Security Agreement between the Company and Holland & Knight dated July 9, 2012.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On August 14, 2012, the Company entered into a financing arrangement pursuant to which it may borrow up to $400,000 in convertible, unsecured debt, subject to certain conditions at the discretion of the lender. The debt is to be issued at an 11.25% discount, matures twelve months from the date funded, bears interest at a rate of 10% per annum, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.02 per share or 75% of the lowest closing price in the 25 trading days prior to conversion. On August 15, 2012, the Company borrowed an initial $100,000 under the arrangement, in connection with which it issued to the lender immediately exercisable warrants to purchase 2,777,777 shares of common stock at an initial exercise price of $0.018 per share.

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
●
that we intend to continue to access capital to provide funds to meet our working capital requirements for the near-term future and, if necessary, could reduce and/or delay certain discretionary research, development and related activities and costs;

●
that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our HealthID products, the operations of MicroFluidic and working capital requirements;

●
that MicroFluidic is planning to pursue the Department of Homeland Security (“DHS”) third generation BioWatch program (for the development of networked, autonomous, bioagent detection system) of which DHS estimated the first contract period to be five years;

●	that we are currently evaluating strategic alternatives with respect to iglucose, including the possible sale or license of the technology; and
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

In May 2011 and consistent with this strategy, we acquired MicroFluidic Systems (“MicroFluidic”), pursuant to which MicroFluidic became our wholly-owned subsidiary.  MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security. MicroFluidic’s substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications are complementary to our portfolio of virus detection and diabetes management products. Since its inception, MicroFluidic has received over $45 million in U.S. Government contracts, primarily from DHS. Since our acquisition of MicroFluidic, we have submitted, and are in the process of submitting, bids on various potential U.S. Government contracts, and are planning to pursue the DHS’s third generation BioWatch program (for the development of networked, autonomous, bioagent detection systems).  DHS has estimated the first contract period to be five years and has projected the request for proposal for this program will be issued during the fourth quarter of 2012.

HealthID Business

Our HealthID business is comprised of our MicroFluidic subsidiary and our diabetes management products: (1) the GlucoChip, a glucose-sensing microchip, based on our proprietary intellectual property which is being developed in conjunction with Receptors LLC, or Receptors, (2) iglucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s data-capable glucometer for blood glucose data and sends that data via machine-to-machine technology to the iglucose online database, and (3) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels.

In July 2011, we submitted a 510(k) pre-market notification application for our iglucose wireless communication system to the FDA. In November 2011, we obtained FDA clearance for iglucose. In the first quarter of 2012, we launched initial deployments of iglucose through trial programs with a leading health insurer and two other healthcare companies and began taking pre-orders for iglucose from consumers. We are currently evaluating strategic alternatives with respect to iglucose, including the possible sale or license of the technology.

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

On January 11, 2012, VeriTeQ, which is owned and controlled by Scott Silverman, our former chairman and chief executive officer, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000 and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest.  In connection with the sale, we entered into the License Agreement with VeriTeQ dated January 11, 2012, which grants VeriTeQ a license to utilize our bio-sensor implantable RFID device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management.  We will receive royalties in the amount of 10% on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the patent, and a royalty of 20% on gross revenues that are generated under the Development and Supply Agreement between us and Medcomp, dated April 2, 2009.  Our right to the Medcomp royalty payments terminates three years following written clearance by the United States Food and Drug Administration of the Medcomp product that incorporates the VeriChip product. We have not recorded the promissory note received from VeriTeQ in our balance sheet and currently plan to recognize the $200,000 gain represented by the note as the note is collected.

On June 26, 2012, the License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VeriTeQ meeting certain minimum royalty requirements as follows: 2013 - $400,000; 2014 - $800,000; and 2015 and thereafter - $1,600,000.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the three months ended June 30, 2012 and 2011. Until one or more of the products under development in our HealthID segment is successfully brought to market, we do not anticipate generating significant revenue or gross profit. Further, MicroFluidic reported no revenue or gross profit during the period from the date of our acquisition of MicroFluidic on May 23, 2011 through June 30, 2012 as it had no active contracts during this period. MicroFluidic has submitted, or is the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

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

Selling, general and administrative expense decreased by approximately $1.4 million, or 43%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease was primarily attributable to approximately $0.6 million of direct costs related to the MicroFluidic acquisition in the 2011 period and a decrease in stock-based compensation and payroll expense during the 2012 period.

Stock-based compensation included in selling, general and administrative expense totaled approximately $0.2 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively.

Research and Development Expense

Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our project partners and acquisition of in-process research and development.  We seek to structure our research and development on a project basis to allow the management of costs and results on a discreet, short-term project basis.  This may result in quarterly expenses that rise and fall depending on the underlying project status.  We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time. Research and development expense totaled approximately $0.1 million for each of the three months ended June 30, 2012 and 2011.

Loss from Discontinued Operations

Loss from discontinued operations relates to the NationalCreditReport.com business sold in July 2011, and totaled approximately $0.3 million for the three months ended June 30, 2011. Historical revenue related to the NationalCreditReport.com business and included in income from discontinued operations for the three months ended June 30, 2011 totaled approximately $0.4 million.

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

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the six months ended June 30, 2012 and 2011. Until one or more of the products under development in our HealthID segment is successfully brought to market, we do not anticipate generating significant revenue or gross profit. Further, MicroFluidic reported no revenue or gross profit during the period from the date of our acquisition of MicroFluidic on May 23, 2011 through June 30, 2012 as it had no active contracts during this period. MicroFluidic has submitted, or is the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

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

Selling, general and administrative expense decreased by approximately $1.2 million, or 22%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease was primarily attributable to approximately $0.6 million of direct costs related to the MicroFluidic acquisition in the 2011 period and a decrease in stock-based compensation during the 2012 period.

Stock-based compensation included in selling, general and administrative expense totaled approximately $0.8 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

Research and Development Expense

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

Research and development expense totaled approximately $0.2 million for the six months ended June 30, 2012 compared to approximately $0.5 million for the six months ended June 30, 2011. The decrease was primarily attributable to a decrease in stock-based compensation to consultants and our research and development project partners and a decrease in expensed in-process research and development.

Stock-based compensation included in research and development expense totaled nil and approximately $0.2 million for the six months ended June 30, 2012 and 2011, respectively.

Loss from Discontinued Operations

Loss from discontinued operations relates to the NationalCreditReport.com business sold in July 2011, and totaled approximately $0.1 million for the six months ended June 30, 2011. Historical revenue related to the NationalCreditReport.com business and included in income from discontinued operations for the six months ended June 30, 2011 totaled approximately $0.9 million.

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

Liquidity and Capital Resources

As of June 30, 2012, cash and cash equivalents totaled approximately $246,000 compared to cash and cash equivalents of approximately $28,000 at December 31, 2011.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $1.3 million and $3.7 million during the six months ended June 30, 2012 and 2011, respectively, primarily to fund operating losses, offset by an approximately $1.9 million increase in accounts payable and accrued expenses in the 2012 period. Net cash used in discontinued operations was approximately $0.5 million during the six months ended June 30, 2011.

Cash Flows from Investing Activities

Investing activities used cash of approximately $38,000 during the six months ended June 30, 2011, primarily related to net cash paid in connection with the acquisition of MicroFluidic. Net cash used in the purchase of equipment was not significant for the six months ended June 30, 2012 or 2011.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $1.5 million and $3.1 million during the six months ended June 30, 2012 and 2011, respectively, primarily related to proceeds from the issuance of preferred stock under the Socius financing agreement in the 2011 period, and from the issuance of Series H Preferred Stock to Ironridge and conversion of Series F Preferred Stock and related repayment of the Ironridge note receivable in the 2012 period.

Financial Condition

As of June 30, 2012, we had a working capital deficiency of approximately $3.9 million and an accumulated deficit of approximately $95 million, compared to working capital deficiency of approximately $2.7 million and an accumulated deficit of approximately $86 million as of December 31, 2011. We have incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of selling, general and administrative expenses and research and development expenses. We expect our operating losses to continue through at least the remainder of 2012.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our HealthID products, the operations of MicroFluidic, and working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  Since December 31, 2010, we have raised approximately $3.3 million under the Socius and Optimus financing facilities. In July 2011, we executed an equity financing with Ironridge that to date has provided net funding of approximately $2.5 million. In January 2012 we raised approximately $0.4 million from the sale of preferred stock to Ironridge. Additionally, in July 2012 we entered into financing facility with Ironridge that, subject to certain conditions, may provide us with funding of up to $10 million over a 24-month period. The Ironridge financing facility is subject to certain conditions being met, including but not limited to us maintaining an effective registration statement which registers Ironridge’s resale of any shares purchased by it under the facility, and the amount of funding available under the facility overall is largely dependent upon our stock price and trading volume. Based on our current monthly cash burn of approximately $0.3 million and assuming we generate no revenue or operating profits, we require additional funding of approximately $3.5 million to continue operations at current levels for the next twelve months.

In July 2008, we completed the sale of all of the outstanding capital stock of Xmark to Stanley Canada Corporation (“Stanley”). In January 2010, Stanley received a notice from the Canadian Revenue Agency (“CRA”) that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008, which covers all periods that we owned Xmark. In February 2011, and as revised on November 9, 2011, Stanley received a notice from the CRA that the CRA completed its review of the Xmark returns and was questioning certain deductions attributable to allocations from related companies on the tax returns under review. In November and December 2011, the CRA and the Ministry of Revenue of the Province of Ontario issued notices of reassessment confirming the proposed adjustments. The total amount of the income tax reassessments for the 2006-2008 tax years, including both provincial and federal reassessments, plus interest, was approximately $1.4 million. In addition, on March 28, 2012 Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fees totaling approximately $0.2 million.

On January 20, 2012, we received an indemnification claim notice from Stanley related to the matter. We do not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In connection with the filing of the appeal, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. We also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit and upfront payment of approximately $220,000. We have agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on July 1, 2012. To the extent that we and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or us as applicable.  Based on our review of the correspondence and evaluation of the supporting detail, we do not believe that the ultimate resolution of this matter will have a material negative impact on our historical tax liabilities or results of operations.

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

On July 9, 2012, we issued a Secured Promissory Note (the “Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), our external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The Note is non-interest bearing, and principal on the Note is due and payable as soon as practicably possible by us. We have agreed to remit payment against the Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of our assets or stock or any of our subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of our or our subsidiaries’ products, or (d) any liquidation or reorganization of our assets or liabilities. The amount of payment to be remitted by us shall equal one-third of the gross proceeds received by us upon each occurrence of any of the above events, until the principal is repaid in full. If we receive $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire Principal balance shall be paid in full.

The Note is secured by substantially all of our assets pursuant to a Security Agreement between us and Holland & Knight dated July 9, 2012.

On August 14, 2012, we entered into a financing arrangement pursuant to which we may borrow up to $400,000 in convertible, unsecured debt, subject to certain conditions at the discretion of the lender. The debt is to be issued at an 11.25% discount, matures twelve months from the date funded, bears interest at a rate of 10% per annum, and is convertible at the option of the lender into shares of our common stock at the lesser of $0.02 per share or 75% of the lowest closing price in the 25 trading days prior to conversion. On August 15, 2012, we borrowed an initial $100,000 under the arrangement.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2012 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO have concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities.

During the three months ended June 30, 2012, we issued shares of our common stock that were not registered under the Securities Act of 1933, as amended, and were not previously disclosed in a Current Report on Form 8-K as follows:

1)	On April 2, 2012, we issued 300,000 shares of our common stock to Optin Resource, Inc. in connection with the execution of a professional services engagement agreement.

2)	On June 25, 2012, we issued 300,000 shares of our common stock to Evergreen Marketing, Inc. in connection with the execution of a professional services engagement agreement.

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

POSITIVEID CORPORATION (Registrant)

Date: August 20, 2012	By:	/s/ Bryan D. Happ
Bryan D. Happ
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit
Number		Description
3.1
Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012 and May 31, 2012 (1)

3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (2)
4.1		Form of Specimen Common Stock Certificate (2)
10.1		Letter Agreement, dated May 30, 2012, between PositiveID Corporation and Stanley Black & Decker, Inc. (1)
10.2		Securities Purchase Agreement, dated June 4, 2012, between PositiveID Corporation and the investors named therein (1)
10.3		Registration Rights Agreement, dated June 4, 2012, between the PositiveID Corporation and the investors named therein (1)
10.4		Stock Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co. (3)
10.5		Registration Rights Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co. (3)
10.6	*	Amendment to Shared Services Agreement, dated June 25, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation
10.7	*	Amendment to License Agreement, dated June 26, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation
10.8	*	Secured Promissory Note, dated July 9, 2012, between PositiveID Corporation and Holland & Knight LLP
10.9	*	Security Agreement, dated July 9, 2012, between PositiveID Corporation and Holland & Knight LLP
10.10	*	Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co.
10.11	*	Amendment No. 1 to Preferred Stock Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Global III, LLC
31.1	*	Certification by Chief Executive Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
31.2	*	Certification by Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**
XBRL Interactive Data Files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the original filing deadline of this Quarterly Report on Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

(1)	Incorporated by reference to the Form S-1/A previously filed by PositiveID Corporation on June 5, 2012.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on July 13, 2012.