Form 10-Q/A
period 2012-06-30
POSITIVEID Corp
filed 2012-09-12
CIK 1347022

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

Explanatory Note

The purpose of this Amendment No. 1 to PositiveID Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

POSITIVEID CORPORATION (Registrant)

Date: September 12, 2012	By:	/s/ Bryan D. Happ
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

*
Previously filed or furnished, as applicable, in PositiveID Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012.

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