Form 10-Q
period 2012-09-30
POSITIVEID Corp
filed 2012-11-16
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33297

POSITIVEID CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-1637809
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1690 South Congress Avenue, Suite 201
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 5, 2012 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	203,879,818

POSITIVEID CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
POSITIVEID CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)

Assets
Current Assets:
Cash and cash equivalents	$186	$28
Prepaid expenses and other current assets	108	82
Total Current Assets	294	110

Equipment, net	29	44
Prepaid tax advance to Stanley	738	—
Goodwill	510	510
Intangibles, net	1,081	1,385
Other assets	38	417
Total Assets	$2,690	$2,466

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,259	$1,020
Accrued expenses and other current liabilities	1,767	1,775
Current portion of liability to Stanley	569	—
Short term debt	272	—
Warrant Liability	49	—
Note payable	850	—
Accrued preferred stock dividends payable	84	24
Total Current Liabilities	4,850	2,819

Liability to Stanley	491	—
Contingent earn-out liability	615	538
Stock obligation to related party (see Note 8)	274	4,879
Total Liabilities	6,230	8,236

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – 876 and 1,500 shares issued and outstanding, liquidation preference of $960 and $1,524, at September 30, 2012 and December 31, 2011	600	—
Common stock, 470,000,000 shares authorized, $.01 par value; 173,080,051 and 53,997,779 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,731	540
Additional paid-in capital	102,410	82,042
Accumulated deficit	(107,733)	(86,102)
	(2,922)	(3,520)
Subscription Receivable	(34)
Note receivable for shares issued	(514)	(2,250)
Total Stockholders’ Deficit	(3,540)	(5,770)
Total Liabilities and Stockholders’ Deficit	$2,690	$2,466

See accompanying notes to unaudited condensed consolidated financial statements.

 POSITIVEID CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general and administrative	1,836	2,830	5,912	8,082
Research and development	35	134	258	618
Impairment of development costs	342	—	342	—
Stock compensation to related party (see Note 9)	—	3,394	—	3,394
Total operating expenses	2,213	6,358	6,512	12,094
Operating loss from continuing operations	(2,213)	(6,358)	(6,512)	(12,094)

Other income (expense), net	(116)	4	(55)	80
Loss from continuing operations	(2,329)	(6,354)	(6,567)	(12,014)

Discontinued operations:
Income (loss) from discontinued operations	—	28	—	498
Impairment of goodwill	—	—	—	(555)
Total loss from discontinued operations	—	28	—	(57)
Net loss	(2,329)	(6,326)	(6,567)	(12,071)

Preferred stock dividends	(13)	(40)	(60)	(201)
Beneficial conversion dividend on preferred stock	(10,168)	—	(15,063)	—
Net loss attributable to common stockholders	$(12,510)	$(6,366)	$(21,690)	$(12,272)

Loss from continuing operations per common share attributable to common stockholders	$(0.09)	$(0.16)	$(0.19)	$(0.35)
Loss from discontinued operations per common share	—	—	—	—
Loss per common share attributable to common stockholders – basic and diluted	$(0.09)	$(0.16)	$(0.19)	$(0.35)

Weighted average shares outstanding – basic and diluted	146,298	39,049	112,624	35,117

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statement of Stockholders’ Deficit
For the Nine Months Ended September 30, 2012
(In thousands, except share data)
(Unaudited)

					Additional		Note Receivable For		Total Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shares	Subscription	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Receivable	(Deficit)

Balance at January 1, 2012	1,500	$—	53,997,779	$540	$82,042	$(86,102)	$(2,250)	$—	$(5,770)

Issuance of Series F Preferred shares	600	600	—	—	(500)	—	—	—	100
Issuance of Series H Preferred shares	500	—	500,000	5	381	—	—	—	386
Conversion of Series F Preferred shares and repayment of Ironridge note receivable	(1,224)	—	37,816,418	379	12,918	(13,355)	1,736	—	1,678
Conversion of Series H Preferred shares	(500)	—	14,725,404	147	1,562	(1,709)	—	—	—
Issuance of Common Stock pursuant to Ironridge stock purchase agreement	—	—	15,000,000	150	48	—	—	(34)	164
Issuance of Common Stock pursuant to acquisition of MicroFluidic Systems	—	—	460,150	4	65	—	—	—	69
Issuance of Common Stock in satisfaction of related party stock obligations	—	—	34,080,300	341	5,000	—	—	—	5,341
Issuance of Common Stock for Optimus loaned shares	—	—	3,500,000	35	(35)	—	—	—	—
Debt discount related to JMJ financing agreement	—	—	—	—	33	—	—	—	33
Issuance of warrant pursuant to JMJ financing agreement	—	—	—	—	(49)	—	—	—	(49)
Stock-based compensation	—	—	13,000,000	130	1,005	—	—	—	1135
Accrual of preferred stock dividends	—	—	—	—	(60)	—	—	—	(60)
Net loss	—	—	—	—	—	(6,567)	—	—	(6,567)

Balance at September 30, 2012	876	$600	173,080,051	$1,731	$102,410	$(107,733)	$(514)	$(34)	$(3,540)

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(6,567)	$(12,071)
Add: Loss from discontinued operations	—	57
Loss from continuing operations	(6,567)	(12,014)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	323	163
Stock-based compensation	1,135	2,219
Stock issued to advisor for acquisition	69	365
Stock compensation to related party (see Note 9)	—	3,394
In-process research and development allocation from asset purchase	—	114
Impairment of capitalized development cost	342	—
Impairment of goodwill	—	555
Non-cash interest expense	4	—
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(67)	(202)
Increase in accounts payable and accrued expenses	2,296	284
Net cash used in discontinued operations	—	(540)
Net cash used in operating activities	(2,465)	(5,662)
Cash flows from investing activities:
Acquisition of MicroFluidic Systems	—	(24)
Proceeds from sale of NationalCreditReport.com	—	675
Proceeds from sale of equipment	—	46
Purchase of equipment	(5)	(18)
Net cash (used in) provided by investing activities	(5)	679
Cash flows from financing activities:
Proceeds from loans	300	—
Proceeds from equity financings, net of fees	2,328	3,691
Net cash provided by financing activities	2,628	3,691
Net increase (decrease) in cash and cash equivalents	158	(1,292)
Cash and cash equivalents, beginning of period	28	1,764
Cash and cash equivalents, end of period	$186	$472

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

The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2011. The accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September  30, 2012 and 2011 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

Going Concern

The Company’s condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2012, the Company had a working capital deficiency of approximately $4.5 million and an accumulated deficit of approximately $108 million. The Company has incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of selling, general and administrative expenses and research and development expenses. The Company expects its operating losses to continue through at least the middle of 2013.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the operations of Microfluidic, continued development of its diabetes management products, and working capital requirements. Until the Company is able to achieve operating profits, it will continue to seek to access the capital markets.  Since December 31, 2011, the Company raised approximately $2.6 million under certain financing facilities.

In July 2012, the Company executed an equity line financing of up to $10,000,000. On July 20, 2012, the Company filed a registration statement on Form S-1 registering up to 34,000,000 shares of the Company’s common stock.  That registration statement was declared effective August 12, 2012.  As of November 12, 2012, the Company had issued 23,000,000 shares and had received approximately $380,000. As of November 12, 2012 the Company also had 276 shares of Series F Preferred Stock outstanding, held by Ironridge, and convertible at the Company’s option, which if converted, requires Ironridge to repay note receivable of approximately $400,000. The Ironridge financing facility is subject to certain conditions being met, including but not limited to us maintaining an effective registration statement which registers Ironridge’s resale of any shares purchased by it under the facility, and the amount of funding available under the facility overall is largely dependent upon the Company’s share price and trading volume.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to continue to access the capital markets to provide funds to meet its working capital requirements for the near-term future. In addition and if necessary, the Company could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that the Company will be able to derive sufficient funding or be successful in negotiating additional sources of equity or credit for its long-term capital needs.  The Company’s inability to have access to such financing at reasonable costs, or at all, could materially and adversely impact its financial condition, results of operations and cash flows, and result in significant dilution to the Company’s existing stockholders. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

 Discontinued Operations

In connection with the Company’s sale of its NationalCreditReport.com business in July 2011, the results of its operations have been presented as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011 (see Note 3).

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of September 30, 2012 and 2011 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	September 30,
	2012	2011
Convertible preferred stock	1,752	4,760
Stock options	10,482	4,474
Warrants	3,082	304
Unvested shares of restricted common stock	375	4,385
	15,961	13,923

Segment Information

Through the second quarter of 2011, the Company operated in two business segments: HealthID and ID Security. Beginning in 2011, with the sale of the ID Security segment, that segment is presented as discontinued operations in the accompanying condensed consolidated financial statements and effective in 2011, the Company now reports its operations as a single segment (see Note 3).

The Company’s business is comprised of its MicroFluidic subsidiary and its diabetes management products: (1) the GlucoChip, a glucose-sensing microchip, based on the Company’s proprietary intellectual property which is being developed in conjunction with Receptors LLC (“Receptors”), (2) Easy Check, a non-invasive breath glucose detection system, based on the correlation of acetone in exhaled breath to blood glucose levels, and (3) iglucose, a stand-alone, self-contained unit that automatically queries a diabetic user’s data-capable glucometer for blood glucose data and sends that data via machine-to-machine technology to the iglucose online database. Beginning in the third quarter of 2012, the Company began discussions with strategic partners about the sale or license of the iglucose product line. In conjunction with the Company’s decision to seek a strategic alternative such as the sale or license of the iglucose product, including its associated intellectual property, the Company recorded an impairment charge of $0.3 million. Any proceeds from a future sale or license transaction will be recorded as income in future periods.

The Company’s prior ID Security segment included its Identity Security suite of products, sold through NationalCreditReport.com and the Company’s Health Link personal health record (“PHR”) business. The NationalCreditReport.com business offered consumers a variety of identity security products and services primarily on a subscription basis. These services helped consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which included credit reports, credit monitoring and credit scores.  Since the sale of NationalCreditReport.com, the Company is not currently generating revenue.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

MicroFluidic Acquisition

On May 23, 2011, the Company acquired all of the outstanding capital stock of MicroFluidic in a transaction accounted for using the purchase method of accounting (the “Acquisition”). Since MicroFluidic's inception, its key personnel have had an important role in developing technologies to automate the process of biological pathogen detection. MicroFluidic’s substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications is complementary to the Company’s portfolio of diabetes management products in development and its development of a rapid diagnostic product for influenza.

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

In connection with the Acquisition, the Company is also required to make certain earn-out payments, up to a maximum of $7,000,000 payable in shares of the Company’s common stock, upon certain conditions over the next three years (the “Earn-Out Payment”). The earn-out for 2011 was based upon the value of contracts obtained by MicroFluidic through December 31, 2011, subject to a maximum Earn-Out Payment of $2,000,000. MicroFluidic did not obtain any contracts as of December 31, 2011 and thus no earn-out payment was required for 2011. The earn-out for years 2012-2014 is based on MicroFluidic achieving certain earnings targets for the respective year, subject to a maximum Earn-Out Payment of $2,000,000 per year and an overall cumulative maximum Earn-Out Payment of $7,000,000 subject to a stock price floor of $0.32 per share related to 68% of the total earn out. However, the Company is prohibited from making any Earn-Out Payment until stockholder approval is obtained if the aggregate number of shares to be issued exceeds 19.99% of the Company’s common stock outstanding immediately prior to the closing. In the event the Company is unable to obtain any required stockholder approval, the Company is obligated to pay the applicable Earn-Out Payment in cash to the sellers. In addition, the Company may pay any applicable Earn-Out Payment in cash at its option.

The estimated purchase price of the Acquisition totaled approximately $1,653,000, comprised of (i) $24,000 in cash, (ii) Stock Consideration of $879,000 based on a stock price of $0.37 per share, and (iii) contingent consideration of approximately $750,000. The fair value of the contingent consideration was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement. On October 31, 2011, the Company entered into an agreement with two of the selling MicroFluidic shareholders pursuant to which the two individuals waived their right to any earn-out compensation for 2011 in settlement of the closing working capital adjustment provisions of the purchase agreement. The two individuals represented approximately 68% of the selling shareholder interests, and thus any earn-out for 2011 was to be reduced by such percentage. As no earn-out was achieved for 2011, the fair value of the contingent consideration was reassessed and reduced to approximately $538,000 as of December 31, 2011, and was increased to approximately $615,000 as of September 30, 2012 to reflect an increase in the present value of the estimated future payouts.

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

The following supplemental pro forma information for the three and nine months ended September 30, 2011 assumes that the Acquisition had occurred as of January 1, 2011 (in thousands except per share data):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenue	$—	$235
Net loss	$(6,326)	$(12,678)
Loss per common share – basic and diluted	$(0.16)	$(0.35)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the date indicated or that may result in the future. The pro forma revenue reflected relates to revenue reported by MicroFluidic, substantially all of which was generated under two contracts with an agency of the U.S. Government. The two contracts were completed by March 31, 2011, and as of September 30, 2012 MicroFluidic had no current revenue-generating contracts.

3. Discontinued Operations

Beginning at the end of 2010, in conjunction with the Company’s focus on its HealthID businesses, including the development of the GlucoChip, the Easy Check breath glucose detection system, and iglucose wireless communication system, the Company began to limit the activities of its ID Security segment, which included its wholly-owned NationalCreditReport.com subsidiary. In early 2011, the Company ceased acquiring new subscribers for its NationalCreditReport.com business, and in the second quarter of 2011 the Company began actively marketing the business for sale. On July 22, 2011, the Company completed the sale of substantially all of the assets of NationalCreditReport.com for $750,000 in cash. The buyer retained $75,000 from the purchase price pending the final determination of indemnification obligations for a period of eighteen months from the closing date.  Subsequent to quarter end, the Company and the buyer agreed to settle all indemnities for $63,000, which the Company collected.  In connection with the decision to sell the NationalCreditReport.com business, the carrying value of the subsidiary’s net assets was written down to their estimated fair value, determined based upon the proceeds realized upon the sale in July 2011. As a result, an impairment of the carrying value of goodwill of approximately $555,000 was recognized during the second quarter of 2011.

Historical revenue related to the NationalCreditReport.com business and included in the income from discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 totaled approximately $44,000 and $988,000, respectively.

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

On April 29, 2010, the Company presented Socius Technology with a Preferred Notice to purchase $2.3 million of Series B Preferred Stock in a Preferred Tranche. Upon the closing of the Preferred Tranche, the Company issued 230 shares of Series B Preferred Stock. In connection with the Preferred Notice, the Company also presented Socius with a notice to purchase $2.3 million of common stock. The Company issued 1,716,417 shares of common stock at an Investment Price of $1.34 per share, paid in the form of a secured promissory note, and warrants to purchase 600,746 shares of common stock to Socius, at an exercise price equal to the Investment Price of $1.34 per share, which warrants Socius exercised on April 29, 2010 and paid in the form of a secured promissory note. The promissory note was secured by the shares of Series B Preferred Stock issued to Socius.

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

Through September 30, 2012, the Company had converted a total of 1,224 shares of Series F Preferred Stock, pursuant to which the Company had issued 37.8 million shares of common stock and was obligated to issue an additional 33.5 million shares of common stock to Ironridge (21.4 million of which have been issued subsequent to quarter end). In connection with the conversions, the Company recorded a beneficial conversion dividend during the three and nine months ended September 30, 2012 totaling approximately $8.7 million and $13.4 million, respectively, representing the excess of the fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion.

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On July 28, 2011, the Company presented Ironridge with a notice to purchase $2.5 million of its common stock under the Common Stock Agreement.  Ironridge Global paid $250,000 in cash and the remaining $2.25 million in a promissory note, the terms of which are described above.  The Company issued an aggregate of 6,811,989 shares of its common stock to Ironridge in connection with the July 28, 2011 notice. No further shares may be sold under the Common Stock Agreement. In connection with the conversions of Series F Preferred Stock discussed above, a total of $1.7 million of the promissory note was repaid through September 30, 2012, and an additional $0.1 million has been repaid subsequent to September 30, 2012.

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

Ironridge's obligation to purchase the Series H Preferred Stock was subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market, (ii) no uncured default exists under the Series H Agreement, and (iii) the Company’s representations and warranties set forth in the Series H Agreement are true and correct in all material respects. On January 17, 2012, Ironridge funded the $500,000 purchase price, pursuant to which the Company issued 500 shares of Series H Preferred Stock to Ironridge. Through September 30, 2012, Ironridge had converted all 500 shares of Series H Preferred Stock, pursuant to which the Company issued a total of 14,725,404 shares of common stock to Ironridge. In connection with the conversions, the Company recorded a beneficial conversion dividend during the three and nine months ended September 30, 2012 totaling approximately $1.5 million and $1.7million, respectively, representing the excess of the fair value of the Company’s common stock at the date of issuance of the converted Series H Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion.

On July 12, 2012, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Ironridge whereby Ironridge agreed to purchase up to $10 million of shares of the Company’s common stock from time to time over a 24-month period. Under the terms of the Stock Purchase Agreement, Ironridge will not be obligated to purchase shares of the Company’s common stock unless and until certain conditions are met, including but not limited to the Company maintaining an effective Registration Statement (the “Ironridge Registration Statement”) on Form S-1which registers Ironridge’s resale of any shares purchased by it under the facility, including the Commitment Fee Shares (as defined below). The customary terms and conditions associated with Ironridge’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on July 12, 2012 (the “Registration Rights Agreement”).

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On August 13, 2012, the Ironridge Registration Statement was declared effective by the SEC. Fifteen (15) trading days after the Ironridge Registration Statement effective date, the Company has the right to sell and issue to Ironridge, and Ironridge will be obligated to purchase from the Company, up to $10 million of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). Ironridge will do continuous drawdowns of 2,000,000 shares under the facility until the Company sends a notice suspending the draw down notice. The draw down pricing period is the number of consecutive trading days necessary for 6,000,000 shares of the Company’s stock to trade. Only one draw down will be allowed in each draw down pricing period. The purchase price for the shares will be 90% of the average of the daily VWAP on each trading day during the draw down pricing period preceding such current draw down pricing period, not to exceed the arithmetic average of any three daily VWAPs during the draw down pricing period preceding such current draw down pricing period. For purposes of a recommencement following a suspension, the purchase price shall be the lower of the foregoing and the closing price of the Company’s common stock on the trading day prior to the recommencement date; and for purposes of the first draw down the purchase price shall mean the VWAP for the 15 consecutive trading days after the effective date of the Ironridge Registration Statement. The Company will deliver the shares sold to Ironridge by the third trading day following the draw down pricing period. Ironridge is entitled to liquidate damages in connection with certain delays in the delivery of any draw down shares. The Stock Purchase Agreement also provides for a commitment fee to Ironridge of 3,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”). During the three and nine months ended September 30, 2012, the Company issued 15,000,000 shares to Ironridge under the equity line (inclusive of the commitment shares), for which it received $163,000 in proceeds. Subsequent to the quarter end, the Company issued 10,000,000 shares under the equity line and had received $216,000 in proceeds.

Conditions to Ironridge’s obligation to purchase shares including the following: trading in the Company’s common stock must not be suspended by the SEC or other applicable trading market; the Company must not have experienced a material adverse effect; all liquidated damages and other amounts owing to Ironridge must be paid in full; the Ironridge Registration Statement must be effective with respect to Ironridge’s resale of all shares purchased under the facility; there must be a sufficient number of authorized but unissued shares of the Company’s common stock; and the issuance must not cause Ironridge to own more than 9.99% of the then outstanding shares of the Company’s common stock.

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

On July 12, 2012, the Company also entered into an agreement with Ironridge pursuant to which 500 shares of Series F Preferred Stock were issued to Ironridge. The Series F Preferred Stock were issued in satisfaction of any obligation of the Company to issue the Success Fee Shares provided for (and defined) in the Securities Purchase Agreement entered into between the Company and Ironridge dated January 13, 2012, which terminated on April 26, 2012. The $500,000 value which represent the fair value of the preferred shares was recorded as a charge to stockholder’s equity.

On September 12, 2012, the Company also entered into an agreement with Ironridge pursuant to which 100 shares of Series F Preferred Stock were issued to Ironridge. The Series F Preferred Stock were issued as a waiver to satisfy any penalties resulting from the Company’s late delivery of shares under a conversion of Series F Preferred Stock by Ironridge. The $100,000 value which represent the fair value of the preferred shares was recorded as other expense in the statement of operations.

Other Financing

On August 14, 2012, the Company entered into a financing arrangement pursuant to which it may borrow up to $400,000 in convertible, unsecured debt, at the discretion of the lender. The Company issued a promissory note in favor of a lender with a principal sum of $445,000 (with a $45,000 original issue discount).  The debt is to be issued at a 10% discount, matures twelve months from the date funded, has one time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.02 per share or 75% of the lowest closing price in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

On August 15, 2012, the Company borrowed an initial $100,000 under the arrangement, in connection with which it issued to the lender immediately exercisable warrants to purchase 2,777,777 shares of common stock at an initial exercise price of $0.018 per share.  The debt was recorded at a discount in the amount of $32,888, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $111,000. Additionally, a liability of $49,000 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of $100,000 note there is a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. The impact of the amortization for the three months ended September 30, 2012 was nominal.

On November 8, 2012, the Company borrowed an additional $100,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 2,500,000 shares of common stock at an initial exercise price of $0.02 per share.  As an inducement to enter into the loan the Company issued the lender 1,850,000 shares of common stock.

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s Chairman and Chief Executive Officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company has agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note is secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company.

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

A summary of option activity under the Company’s stock incentive plans as of September 30, 2012, and changes during the nine months then ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2012	4,149	$1.60
Granted	6,815	$0.04
Exercised	—	$—
Forfeited	(482)	$0.57
Outstanding at September 30, 2012	10,482	$0.63
Exercisable at September 30, 2012	5,518	$1.71

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The Black-Scholes model, which the Company uses to determine compensation expense, requires the Company to make several key judgments including:

●	the value of the Company’s common stock;

●	the expected life of issued stock options;

●	the expected volatility of the Company’s stock price;

●	the expected dividend yield to be realized over the life of the stock option; and

●	the risk-free interest rate over the expected life of the stock options.

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

A summary of restricted stock outstanding under the Company’s stock incentive plans as of September 30, 2012 and changes during the nine months then ended is presented below (in thousands):

Unvested at January 1, 2012	4,540
Issued	5,648
Vested	(9,788)
Forfeited	(25)
Unvested at September 30, 2012	375

The Company recorded compensation expense related to stock options and restricted stock of approximately $376,000 and $1,135,000 for the three and nine months ended September 30, 2012, respectively, and approximately $669,000 and $2,219,000 for the three and nine months ended September 30, 2011, respectively.

 6. Income Taxes

The Company had an effective tax rate of nil for the three and nine months ended September 30, 2012 and 2011. The Company incurred losses before taxes for the three and nine months ended September 30, 2012 and 2011. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company does not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In connection with the filing of the appeal, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit and upfront payment of approximately $220,000. The Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments commencing on July 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this matter will have a material negative impact on the Company’s historical tax liabilities or results of operations. The Company had established an accrual of $400,000 for this contingency as of December 31, 2011, which management believes is adequate. In connection with the upfront payments made by Stanley, this accrual was reclassified to a liability to Stanley, and a prepaid tax advance to Stanley in the amount of $738,000 has been recorded as of September 30, 2012.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

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

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. If in the reasonable discretion of the Board, the Company is unable to make the scheduled cash bonus payments, the Company shall have the option of (i) delaying payment(s), (ii) paying Mr. Caragol in restricted stock of the Company, or (iii) reaching some other mutually agreeable resolution with Mr. Caragol. The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 12.5 million shares of restricted stock over a four-year period as follows: (i) 2.5 million shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 2.5 million shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 2.5 million shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 2.5 million shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 2.5 million shares on January 1, 2015, which shall vest on January 1, 2016. The Company and Mr. Caragol have agreed to delay the issuance of the first and second restricted share grants, for a total of 5 million shares, until the Company has available shares under a stock incentive plan. Stock compensation expense related to the first and second restricted share grants totaled approximately $87,000 and $259,000 for the three and nine months ended September 30, 2012, respectively, and for which a total liability of approximately $274,000 has been reflected in the accompanying condensed consolidated balance sheet as of September 30, 2012.

Effective September 28, 2012, the employment of Bryan D. Happ (“Happ”), the Company’s former Chief Financial Officer, terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, the Company and Happ entered into a Separation Agreement and General Release (the “Separation Agreement”) on September 28, 2012. Pursuant to the Separation Agreement, Happ will receive payments totaling $404,423 (the “Compensation”), consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 will be paid in common stock of the Company and $304,423 will be paid in cash. The cash balance of $304,423 will be repaid at a rate of $3,700 per bi-weekly pay period, subject to accelerated payment under certain events tied to significant cash receipts by the Company. During the three months ended September 30, 2012, the Company recorded a charge of $289,000, to record the equity and cash components of this obligation. Additionally, the Company recorded a charge of $67,341 to reflect the accelerated vesting of Happ’s stock options.

Also effective September 28, 2012, the Company appointed William J. Caragol, the Company’s Chairman and Chief Executive Officer, as the Company’s Acting Chief Financial Officer.

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

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ”), which is owned and controlled by Mr. Silverman, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000 (the “Note”) and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest, to which no value was ascribed. The Note accrues interest at 5% per annum. Payments under the Note begin January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note is secured by substantially all of the assets of Animal Health pursuant to a Security Agreement dated January 11, 2012. The Company has not recorded the Note or any accrued interest in its balance sheet as of September 30, 2012, and currently plans to recognize the $200,000 gain represented by the Note as the Note is collected.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
In connection with the sale, the Company entered into a license agreement with VeriTeQ (the “Original License Agreement”) which grants VeriTeQ a non-exclusive, perpetual, non-transferable, license to utilize the Company’s bio-sensor implantable radio frequency identification (RFID) device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System” (the “Patent”) for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management.  Pursuant to the Original License Agreement, the Company will receive royalties in the amount of 10% on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the patent, and a royalty of 20% on gross revenues that are generated under the Development and Supply Agreement between the Company and Medical Components, Inc. (“Medcomp”) dated April 2, 2009. The Company’s right to the Medcomp royalty payments will terminate three years following written clearance by the FDA of the Medcomp product that incorporates the VeriChip product.

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

On August 28, 2012, the Company entered into an Asset Purchase Agreement with VeriTeQ (the “VeriTeQ Asset Purchase Agreement”), whereby VeriTeQ purchased all of the intellectual property, including patents and patents pending, related to the Company’s embedded biosensor portfolio of intellectual property. There were no proceeds received in connection with this sale and the intellectual property had a book value of nil. Under the VeriTeQ Asset Purchase Agreement, the Company is to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the embedded biosensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. In 2012, there are no minimum royalty requirements. Minimum royalty requirements thereafter, and through the remaining life of any of the patents and patents pending, are identical to the minimum royalties due under the License Agreement.

The Company is also to receive a royalty payment of twenty percent (20%) of gross revenues from products or services sold to Medcomp pursuant to the Medcomp Agreement, and any successor agreements with Medcomp, to be calculated quarterly with royalty payments due within 30 days of each quarter end. The total cumulative royalty payments under the Medcomp Agreement shall not exceed $600,000.

Simultaneously with the VeriTeQ Asset Purchase Agreement, the Company entered into a License Agreement with VeriTeQ granting the Company an exclusive, perpetual, transferable, worldwide and royalty-free license to the Patent and patents pending that are a component of the GlucoChip in the fields of blood glucose monitoring and diabetes management. In connection with the VeriTeQ Asset Purchase Agreement, the Original License Agreement, as amended June 26, 2012, was terminated. Also on August 28, 2012, the Security Agreement was amended, pursuant to which the assets sold by the Company to VeriTeQ under the VeriTeQ Asset Purchase Agreement and the related royalty payments were added as collateral under the Security Agreement.

On August 28, 2012, the Shared Services Agreement was further amended, pursuant to which, effective September 1, 2012, the monthly charge for the shared services under the Shared Services Agreement was reduced from $12,000 to $5,000.

POSITIVEID CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

10.   Conversion of Liability to Secured Note

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●
the expectation that operating losses will continue through at least mid-2013, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

●
that our inability to have access to such financing at reasonable costs could  materially and adversely impact our financial condition, results of operations and cash flows, and result in significant dilution to our existing stockholders;

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

●
that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our diabetes management products, the operations of MicroFluidic and working capital requirements
;

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
●
that the pursuit of the license or sale of iglucose and its intellectual property will allow us to focus our efforts on the products and markets that management believes provides the best opportunity to maximize return for shareholders;

●	that until one or more of our products under development is successfully brought to market, we do not anticipate generating significant revenue or gross profit; and
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

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	our ability to complete Phase III of the glucose-sensing microchip development program;

●	our ability to be awarded government contracts on which MicroFluidic Systems bids;

●	our ability to integrate the business of MicroFluidic Systems;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to receive royalties under the License Agreement with VeriTeQ;

●	our ability to receive payments from the Shared Services Agreement with VeriTeQ;

●	our beliefs regarding certain legal actions and the impact on the Company thereof;

●	our belief regarding the potential securities laws violations in connection with the Optimus transaction and the potential impact on the Company thereof; and

●	the impact on our ability to access the capital markets due to the delisting of our common stock from the Nasdaq.

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

Overview

Our business is focused on our molecular diagnostic and diabetes management technologies and products.  Beginning in early 2011, with the acquisition of Microfluidic Systems and exit from our ID Security business, we have focused our strategy on the development of our products and markets for our M-BAND (Microfluidic Bioagent Networked Detection system) and Dragonfly (microfluidic cartridge) products, and the continued development of our GlucoChip, and our Easy Check breath glucose detection device.  During the first nine months of 2012, we have been exploring strategic alternatives for all other product lines including our iglucose FDA cleared wireless communication system, and our VeriChip and VeriMed businesses.  The VeriChip and VeriMed sale has been completed and the Company is currently pursuing the license or sale of iglucose products and its intellectual property.  This will allow the Company to focus its efforts on the products and markets that management believes provides the best opportunity to maximize return for shareholders.

In May 2011, we acquired MicroFluidic Systems (“MicroFluidic”), pursuant to which MicroFluidic became our wholly-owned subsidiary.  MicroFluidic specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security. MicroFluidic’s substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications are complementary to our portfolio of diabetes management products. Since its inception, MicroFluidic has received over $45 million in U.S. Government contracts, primarily from DHS. Since our acquisition of MicroFluidic, we have submitted, and are in the process of submitting, bids on various potential U.S. Government contracts, and are planning to pursue the DHS’s third generation BioWatch program (for the development of networked, autonomous, bioagent detection systems).  DHS has estimated the first contract period to be five years and has projected the draft request for proposal for this program will be issued during the fourth quarter of 2012.  From May 2011 through September 30, 2012, Microfluidic has not earned any revenue.

In July 2011, we submitted a 510(k) pre-market notification application for our iglucose wireless communication system to the FDA. In November 2011, we obtained FDA clearance for iglucose. In the first quarter of 2012, we launched initial marketing of iglucose through trial programs with healthcare companies. At the same time, we have been evaluating strategic alternatives with respect to iglucose, including the possible sale or license of the technology.  This decision was made based on management’s intention to partner with an expert in manufacturing, sales and distribution of a wireless medical device, such as iglucose and to enable management to focus on M-BAND and our other products, which are currently under development.

Through the end of 2011, our business also included the VeriMed system, which uses an implantable passive RFID microchip that is used in patient identification applications. Each implantable microchip contains a unique verification number that is read when it is scanned by our scanner. In October 2004, the FDA cleared our VeriMed system for use in medical applications in the United States. We had not actively marketed the VeriMed system since early 2008. On January 11, 2012, we contributed certain assets and liabilities related to the VeriChip business including VeriMed, as well as all of our assets and liabilities relating to our Health Link business, which is a patient-controlled, online repository to store personal health information, to our wholly-owned subsidiary Animal Health.  We ceased actively marketing the VeriChip business in January 2008 and the Health Link business in September 2010. The term “VeriChip business” does not include the GlucoChip or any product or application involving blood glucose detection or diabetes management.

On January 11, 2012, we entered into a Stock Purchase Agreement with VeriTeQ Acquisition Corporation (“VeriTeQ”), a Florida corporation owned and controlled by Scott R. Silverman, our former chairman and chief executive officer (the “VeriTeQ Stock Purchase Agreement”), whereby VeriTeQ purchased all of the outstanding capital stock of PositiveID Animal Health (“Animal Health”) in exchange for a secured promissory note in the amount of $200,000 (the “Note”) and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest at the time. The Animal Health business included certain assets and liabilities relating to our implantable passive radio-frequency identification microchip business (the “VeriChip Business”), as well as all of the assets and liabilities relating to our Health Link business, which is a patient-controlled, online repository to store personal health information. The term “VeriChip Business” did not include the GlucoChip, a glucose-sensing microchip based on our proprietary embedded biosensor intellectual property, or any product or application involving blood glucose detection or diabetes management (the “Restricted Applications”). The Note is secured by substantially all of the assets of Animal Health pursuant to a Security Agreement dated January 11, 2012 (the “Security Agreement”).

In connection with the VeriTeQ Stock Purchase Agreement, we entered into a License Agreement with VeriTeQ dated January 11, 2012 (the “Original License Agreement”), whereby we granted VeriTeQ a non-exclusive, perpetual, non-transferable, license to utilize our bio-sensor implantable radio frequency identification (RFID) device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System” (the “Patent”) for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip Business, but excluding the Restricted Applications. Under the Original License Agreement, we were to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of twenty percent (20%) on gross revenues generated under that certain Development and Supply Agreement between us and Medical Components, Inc. (“Medcomp”) dated April 2, 2009 (the “Medcomp Agreement”). Our right to the Medcomp royalty payments was to terminate three (3) years following written clearance by the United States Food and Drug Administration of the Medcomp product that incorporates the VeriChip product. On June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VeriTeQ meeting certain minimum royalty requirements.

On August 28, 2012, we entered into an Asset Purchase Agreement with VeriTeQ (the “VeriTeQ Asset Purchase Agreement”), whereby VeriTeQ purchased all of the intellectual property, including patents and patents pending, related to our embedded biosensor portfolio of intellectual property. There were no proceeds received in connection with this sale and the intellectual property had a book value of nil. Under the VeriTeQ Asset Purchase Agreement, we are to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the embedded biosensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. In 2012, there are no minimum royalty requirements. Minimum royalty requirements thereafter, and through the remaining life of any of the patents and patents pending, are as follows:

•	2013 - $400,000;
•	2014 - $800,000; and
•	2015 -through expiration of the patents (patents granted and pending) - $1,600,000.

We are also to receive a royalty payment of twenty percent (20%) of gross revenues from products or services sold to Medcomp pursuant to the Medcomp Agreement, and any successor agreements with Medcomp, to be calculated quarterly with royalty payments due within 30 days of each quarter end. The total cumulative royalty payments under the Medcomp Agreement shall not exceed $600,000.

Simultaneously with the VeriTeQ Asset Purchase Agreement, we entered into a License Agreement (the “License Agreement") with VeriTeQ granting us an exclusive, perpetual, transferable, worldwide and royalty-free license to the Patent and patents pending that are a component of the GlucoChip in the fields of blood glucose monitoring and diabetes management. In connection with the VeriTeQ Asset Purchase Agreement, the Original License Agreement, as amended June 26, 2012, was terminated. Also on August 28, 2012, the Security Agreement was amended, pursuant to which the assets sold by us to VeriTeQ under the VeriTeQ Asset Purchase Agreement and the related royalty payments were added as collateral under the Security Agreement.

On June 25, 2012, the Shared Services Agreement was amended, pursuant to which, effective June 1, 2012, the monthly charge for the shared services under the Shared Services Agreement was reduced from $30,000 to $12,000. On August 28, 2012, the Shared Services Agreement was further amended, pursuant to which, effective September 1, 2012, the monthly charge for the shared services under the Shared Services Agreement was reduced from $12,000 to $5,000.

Our former ID Security business included our Identity Security suite of products, sold through the NationalCreditReport.com brand and our Health Link PHR business. We acquired the NationalCreditReport.com business in conjunction with the acquisition of Steel Vault in November 2009. NationalCreditReport.com offered consumers a variety of identity security products and services primarily on a subscription basis. These services helped consumers protect themselves against identity theft or fraud and understand and monitor their credit profiles and other personal information, which included credit reports, credit monitoring and credit scores. Beginning in early 2011, we ceased acquiring new subscribers to the identity security and credit reporting businesses, and on July 22, 2011, we completed the sale of the identity security and credit reporting business for total consideration of $750,000.

As a result of our sale of the NationalCreditReport.com business in July 2011, we now operate in one segment and are not currently generating revenue.

Results of Operations

Overview

In connection with our decision to sell the ID Security business in the second quarter of 2011, we have presented its results of operations as discontinued operations in our condensed consolidated statements of operations for all periods presented in this Quarterly Report on Form 10-Q. Since the sale of the business comprising that segment, we are not currently generating revenue.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the three months ended September 30, 2012 and 2011. MicroFluidic has reported no revenue or gross profit during the period from the date of our acquisition of  in May 2011 through September 30, 2012 as it had no active contracts during this period. MicroFluidic has submitted, or is the process of submitting, bids on various potential new U.S. Government contracts and other opportunities; however, there can be no assurance that we will be successful in obtaining any such new or other contracts. Until we are awarded one of these contracts or until one of our diabetes management products is successfully brought to market, we do not anticipate significant revenue or gross profit.

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

Selling, general and administrative expense decreased by approximately $1.0 million, or 35%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease was primarily attributable to decrease in payroll expense, both cash based and stock based, during the 2012 period, resulting from the reduction of management headcount.

Stock-based compensation included in selling, general and administrative expense totaled approximately $0.3 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively.

 Research and Development Expense

Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our project partners and acquisition of in-process research and development.  We seek to structure our research and development on a project basis to allow the management of costs and results on a discreet, short-term project basis.  This may result in quarterly expenses that rise and fall depending on the underlying project status.  We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time. Research and development expense totaled approximately $35,000 and $134,000 of the three months ended September 30, 2012 and 2011 respectively. This decrease is the result of three development products being in process during 2011 versus two products in 2012.

Impairment of Development Cost

In conjunction with the Company’s decision to seek a strategic alternative such as the sale or license of the iglucose product and its associated intellectual property, the Company recorded an impairment charge of $0.3 million. Any proceeds from a future sale or license transaction will be recorded as income in future periods.

Loss from Discontinued Operations

Loss from discontinued operations relates to the NationalCreditReport.com business sold in July 2011, and totaled approximately $0.4 million for the three months ended September 30, 2011.  Historical revenue related to the NationalCreditReport.com business and included in income from discontinued operations for the three months ended September 30, 2011 totaled approximately $28,000.

In connection with the decision to sell the NationalCreditReport.com business, the carrying value of the subsidiary’s net assets was written down to their estimated fair value, determined based upon the proceeds realized upon the sale in July 2011. As a result, an impairment of the carrying value of intangible assets of approximately $0.6 million was recognized during the quarter ended September 30, 2011 and is included in the loss from discontinued operations for the three months ended September 30, 2011.

Beneficial Conversion Dividend on Preferred Stock

During the three months ended September 30, 2012, we recorded a charge for the beneficial conversion dividend on preferred stock of $10.2 million. This charge represents the excess of the fair value of our common stock at the date of issuance of the converted Series F and Series H Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the nine months ended September 30, 2012 and 2011. MicroFluidic reported no revenue or gross profit during the period from the date of our acquisition of MicroFluidic on May 23, 2011 through September 30, 2012 as it had no active contracts during this period. MicroFluidic has submitted, or is the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts. Until we are awarded one of these contracts or until one of our diabetes management products is successfully brought to market, we do not anticipate significant revenue or gross profit.

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

Selling, general and administrative expense decreased by approximately $2.2 million, or 27%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease was primarily attributable to decrease in payroll expense, both cash based and stock-based, during the 2012 period.

Stock-based compensation included in selling, general and administrative expense totaled approximately $0.7 million and $2.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Research and Development Expense

Our research and development expense consists primarily of costs associated with various projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our project partners and acquisition of in-process research and development.  We seek to structure our research and development on a project basis to allow the management of costs and results on a discreet, short-term project basis.  This may result in quarterly expenses that rise and fall depending on the underlying project status.  We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time. Research and development expense totaled approximately $0.3 million for the nine months ended September 30, 2012 compared to approximately $0.6 million for the nine months ended September 30, 2011. This decrease is the result of three development products being in process during 2011 versus two products in 2012.

 Impairment of Development Cost

In conjunction with the Company’s decision to seek a strategic alternative such as the sale or license of the iglucose product and its associated intellectual property, the Company recorded an impairment charge of $0.3 million. Any proceeds from a future sale or license transaction will be recorded as income in future periods.

Loss from Discontinued Operations

Loss from discontinued operations relates to the NationalCreditReport.com business sold in July 2011, and totaled approximately $0.1 million for the nine months ended September 30, 2011. Historical revenue related to the NationalCreditReport.com business and included in income from discontinued operations for the nine months ended September 30, 2011 totaled approximately $1.0 million.

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

Beneficial Conversion Dividend on Preferred Stock

During the nine months ended September 30, 2012, we recorded a charge for the beneficial conversion dividend on preferred stock of $15.1 million. This charge represents the excess of the fair value of our common stock at the date of issuance of the converted Series F and Series H Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion.

Liquidity and Capital Resources

As of September 30, 2012, cash and cash equivalents totaled approximately $186,000 compared to cash and cash equivalents of approximately $28,000 at December 31, 2011.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $2.4 million and $5.7 million during the nine months ended September 30, 2012 and 2011, respectively, primarily to fund operating losses, which was partially offset by an approximately $2.3 million increase in accounts payable and accrued expenses in the 2012 period. Net cash used in discontinued operations was approximately $0.5 million during the nine months ended September 30, 2011. The improvement in our operating cash flows is attributed to a decrease in our operating expenses, primarily compensation, and an increase in accounts payable balance.

Cash Flows from Investing Activities

Net cash used in investing activities was nil million during the nine months ended September 30, 2012. Net cash provided by investing activities was $0.7 million during the nine months ended September 30, 2011 primarily the result of proceeds from the sale of NationalCreditReport.com. Net cash used in the purchase of equipment was not significant for the nine months ended September 30, 2012 or 2011.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $2.6 million and $3.7 million during the nine months ended September 30, 2012 and 2011, respectively, primarily related to proceeds from the issuance of preferred stock under the Socius financing agreement in the 2011 period, and from the issuance of Series H Preferred Stock to Ironridge and conversion of Series F Preferred Stock and related repayment of the Ironridge note receivable in the 2012 period.

Financial Condition

As of September 30, 2012, we had a working capital deficiency of approximately $4.5 million and an accumulated deficit of approximately $108 million, compared to working capital deficiency of approximately $2.7 million and an accumulated deficit of approximately $86 million as of December 31, 2011. We have incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of selling, general and administrative expenses and research and development expenses. We expect our operating losses to continue through at least the middle of 2013.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the operations of Microfluidic, continued development of our diabetes management products, and working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  Since December 31, 2011, we raised approximately $2.6 million under certain financing facilities.

In July 2012, we executed an equity line financing of up to $10,000,000. On July 20, 2012, we filed a registration statement on Form S-1 registering up to 34,000,000 shares of our common stock.  That registration statement was declared effective August 12, 2012.  As of November 12, 2012, we had issued 23,000,000 shares and had received approximately $380,000. As of November 12, 2012 we also had 276 shares of Series F Preferred Stock outstanding, held by Ironridge, and convertible at our option, which if converted, requires Ironridge to repay note receivable of approximately $400,000. The Ironridge financing facility is subject to certain conditions being met, including but not limited to us maintaining an effective registration statement which registers Ironridge’s resale of any shares purchased by it under the facility, and the amount of funding available under the facility overall is largely dependent upon our share price and trading volume.

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

On July 9, 2012, we issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), our external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by us. We have agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of our assets or stock or any of our subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of our or our subsidiaries’ products, or (d) any liquidation or reorganization of our assets or liabilities. The amount of payment to be remitted by us shall equal one-third of the gross proceeds received by us upon each occurrence of any of the above events, until the principal is repaid in full. If we receive $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire Principal balance shall be paid in full.

The H&K Note is secured by substantially all of our assets pursuant to a Security Agreement between us and Holland & Knight dated July 9, 2012.

On August 14, 2012, we entered into a financing arrangement pursuant to which we may borrow up to $400,000 in convertible, unsecured debt, at the discretion of the lender. We issued a promissory note in favor of a lender with a principal sum of $445,000 (with a $45,000 original issue discount).The debt is to be issued at an 10% discount, matures twelve months from the date funded, has a one time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of our common stock at the lesser of $0.02 per share or 75% of the lowest closing price in the 25 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. On August 15, 2012, we borrowed an initial $100,000 under the arrangement. In connection with which we issued to the lender immediately exercisable warrants to purchase 2,777,777 shares of common stock at an initial exercise price of $0.018 per share.

On November 8, 2012, we borrowed an additional $100,000 under the agreement, in connection with which we issued the lender immediately exercisable warrants to purchase 2,500,000 shares of common stock at an initial exercise price of $0.02 per share.  As an inducement to enter into the loan we issued the lender 1,850,000 shares of common stock.

On September 7, 2012, we issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), our Chairman and Chief Executive Officer, in connection with a $200,000 loan to us by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. We have agreed to accelerate the repayment of principal and interest in the event that we raise at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note is secured by a subordinated security interest in substantially all of our assets pursuant to a Security Agreement between us and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon our insolvency, bankruptcy, or dissolution.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2012. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of September 30, 2012 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and Acting CFO have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities.

During the three months ended September 30, 2012, we issued shares of our common stock that were not registered under the Securities Act of 1933, as amended, and were not previously disclosed in a Current Report on Form 8-K as follows:

1)	On July 17, 2012, we issued 250,000 shares of our common stock to Dawn Van Zant in connection with an advertising and marketing agreement.
2)	On July 17, 2012, we issued 250,000 shares of our common stock to Callan Van Zant in connection with an advertising and marketing agreement.
3)	On August 2, 2012, we issued 1,000,000 shares of our common stock to SmallCapVoice.com, Inc. in connection with a financial public relations agreement.
4)	On August 2, 2012, we issued 1,000,000 shares of our common stock to First Equity Group, Inc. in connection with the execution of a consulting agreement.
5)	On August 15, 2012, we issued warrants to purchase 2,777,777 shares of our common stock to JMJ Financial in connection with the issuance of a promissory note.
The shares of common stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 5. Other Information.

On August 14, 2012, we entered into a financing arrangement pursuant to which we may borrow up to $400,000 in convertible, unsecured debt, at the discretion of the lender. We issued a promissory note in favor of a lender with a principal sum of $445,000 (with a $45,000 original issue discount). The debt is to be issued at an 10% discount, matures twelve months from the date funded, has a one time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of our common stock at the lesser of $0.02 per share or 75% of the lowest closing price in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. On August 15, 2012, we borrowed an initial $100,000 under the arrangement. In connection with which we issued to the lender immediately exercisable warrants to purchase 2,777,777 shares of common stock at an initial exercise price of $0.018 per share. A copy of the promissory note is attached as an Exhibit to this Quarterly Report on Form 10-Q.

On November 8, 2012, we borrowed an additional $100,000 under the agreement, in connection with which we issued the lender immediately exercisable warrants to purchase 2,500,000 shares of common stock at an initial exercise price of $0.02 per share.  As an inducement to enter into the loan we issued the lender 1,850,000 shares of common stock. The shares were issued in a private placement in reliance upon the exemption from the registration requirements under Section 4(2) of the Securities Act, as amended, and the rules promulgated by the SEC thereunder.

Item 6. Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

POSITIVEID CORPORATION (Registrant)

Date: November 16, 2012	By:	/s/ William J. Caragol
William J Caragol
Chairman, Chief Executive Officer, and Acting Chief Financial Officer (Principal Executive and Financial Officer)

Exhibit Index

Exhibit
Number		Description
3.1
Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012 and May 31, 2012 (1)

3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (2)
4.1		Form of Specimen Common Stock Certificate (2)
4.2	*	Common Stock Purchase Warrant, dated August 15, 2012, issued to JMJ Financial
4.3	*	Common Stock Purchase Warrant, dated November 8, 2012, issued to JMJ Financial
10.1		Stock Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co. (3)
10.2		Registration Rights Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co. (3)
10.3		Secured Promissory Note, dated July 9, 2012, between PositiveID Corporation and Holland & Knight LLP (4)
10.4		Security Agreement, dated July 9, 2012, between PositiveID Corporation and Holland & Knight LLP (4)
10.5		Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co. (4)
10.6		Amendment No. 1 to Preferred Stock Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Global III, LLC (4)
10.7	*	Asset Purchase Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation
10.8	*	License Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation
10.9	*	First Amendment to Security Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation
10.10	*	Second Amendment to Shared Services Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation
10.11	*	Secured Promissory Note, dated September 7, 2012, executed by PositiveID Corporation in favor of William J. Caragol
10.12	*	Security Agreement, dated September 7, 2012, between PositiveID Corporation and William J. Caragol
10.13	*	Purchase Agreement, dated September 12, 2012, between PositiveID Corporation and Ironridge Technology Co., a division of Ironridge Global IV, Ltd.
10.14	*	Separation Agreement and General Release, dated September 28, 2012 between PositiveID Corporation and Bryan D. Happ
10.15	*	Promissory Note, dated August 14, 2012, issued in favor of JMJ Financial
10.16	*	Securities Purchase Agreement, dated November 8, 2012, between PositiveID Corporation and JMJ Financial
31.1	*	Certification by President, Chief Executive Officer and Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Form S-1/A previously filed by PositiveID Corporation on June 5, 2012.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on July 13, 2012.
(4)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012.