Form 10-K
period 2012-12-31
POSITIVEID Corp
filed 2013-04-16
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33297

POSITIVEID CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-1637809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1690 South Congress Avenue, Suite 201
Delray Beach, Florida 33445
(Address of principal executive offices) (Zip code)

(561) 805-8000
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board on June 30, 2012 was $2,701,550.For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. At March 31, 2013, 364,664,476 shares of our common stock were outstanding.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●
the expectation that operating losses will continue for the near future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

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

●	that we intend to continue to explore strategic acquisition opportunities of businesses that are complementary to ours;

●	that we do not anticipate declaring any cash dividends on our common stock;

●	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and working capital requirements;

●	that we are well positioned to compete for BioWatch Generation 3, Phase II of the BioWatch Program and to take meaningful steps in the monetization of our diabetes management products;

●	that M-BAND was developed in accordance with DHS guidelines;

●	that the full-roll out of the BioWatch Generation 3, Phase II is estimated at $3.1 billion

●
that our current cash resources, our expected access to capital under the Ironridge Entities financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future;

●	that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing;

●	that we intend to achieve the construction and demonstration of the bench top scale flow system and to continue an evaluation of potential strategic partners to commercialize the GlucoChip;

●
that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

●	that we are in substantial compliance with all FCC requirements applicable to our products and systems which are offered for sale or lease in the United States;

●	that medical application of our Dragonfly products, our breath glucose detection device, and GlucoChip product will require FDA clearance;

●
that the use of a heavy molecule to generate a chemical reaction that can be reliably measured may prove the close correlation between acetone concentration found in a patient’s exhaled breath and glucose found in his or her blood and the possible elimination of a patient’s need to prick his or her finger multiple times per day to get a blood sugar reading;

●
thatwe will receive royalties in the amount of ten percent on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the United States Patent No. 7,125,382, “Embedded Bio Sensor System”, and a royalty of twenty percent on gross revenues generated under the Development and Supply Agreement between us and Medcomp dated April 2, 2009;

●
that we anticipate  recognizing the entire $2.5 million fee under the Boeing License Agreement as revenue in accordance with applicable accounting literature and Securities and Exchange Commission guidance; and

●
that we will receive royalties related to our license of the iglucose™ technology to Smart Glucose Meter Corp (“SGMC”) for up to $2 million based on potential future revenues of glucose test strips sold by SGMC.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and include:

●	our ability to predict the extent of future losses or when we will become profitable;

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our ability to fund our operations and continued development of our products, including M-BAND and Dragonfly;

●	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities in;

●	Receptors’ ability to successfully maintain the technological advances of the GlucoChip, a glucose-sensing microchip

●	our ability to successfully develop and identify strategic partners for the breath glucose detection system and the glucose-sensing microchip, and the market acceptance of these devices;

●
our ability to obtain patents on our products, including the breath glucose detection system and the iglucose wireless communication device, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	the potential for an unfavorable outcome relating to the Canadian tax audit;

●	our ability to complete Phase III of the glucose-sensing microchip development program;

●	our ability to be awarded government contracts;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to receive royalties under the License Agreement with VeriTeQ;

●	our ability to receive payments from the Shared Services Agreement with VeriTeQ; and

●	our ability to pay obligations when due which may result in an event of default under our financing arrangements.

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

PART I

ITEM 1. BUSINESS

The Company

PositiveID (the “Company” or “PositiveID”), through its wholly-owned subsidiary MicroFluidic Systems (“MFS”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing.  The Company, through MFS, also develops fully automated pathogen detection systems and assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction. MFS is also developing automated pathogen detection systems for rapid diagnostics, both for clinical and point of need applications.

PositiveID, formerly known as VeriChip Corporation, was formed as a Delaware corporation by Digital Angel Corporation, (“Digital Angel”), in November 2001. In January 2002, we began our efforts to create a market for radio frequency identification (“RFID”) systems that utilize our human implantable microchip. During the first half of 2005 we acquired two businesses focused on providing RFID systems for healthcare applications. Those businesses (EXi Wireless and Instantel) were merged in 2007 to form Xmark Corporation (“Xmark”) which was a wholly-owned subsidiary of ours. On February 14, 2007, we completed our initial public offering in which we sold 3,100,000 shares of our common stock at $6.50 per share.

On July 18, 2008, we completed the sale of all of the outstanding capital stock of Xmark, which at the time was principally all of our operations, to Stanley Canada Corporation (“Stanley”), a wholly-owned subsidiary of Stanley Black and Decker. The sale transaction was closed for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million, which was adjusted to $2.8 million at settlement of the escrow. Under the terms of the stock purchase agreement, $43.4 million of the proceeds were paid at closing and $4.4 million was released from escrow in July 2009. As a result, we recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until 2009 when the escrow was settled.

Following the completion of the sale of Xmark to Stanley, we retired all of our outstanding debt for a combined payment of $13.5 million and settled all contractual payments to Xmark’s and our officers and management for $9.1 million. On August 28, 2008, we paid a special dividend to our stockholders of $15.8 million.

On November 12, 2008, we entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively are referred to as, “Digital Angel.” The terms of the APA included our purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. We also received covenants from Digital Angel Corporation and Destron Fearing that permit the use of intellectual property of Digital Angel related to our health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. We paid Digital Angel $500,000 at the closing of the APA.

On September 4, 2009, we, VeriChip Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, (the “Acquisition Subsidiary”) and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), signed an Agreement and Plan of Reorganization (the “Merger Agreement”) dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming our wholly-owned subsidiary (the “Merger”). Upon the consummation of the Merger, each outstanding share of Steel Vault’s common stock, warrants and options was converted into 0.5 shares of our common stock, warrants and options. At the closing of the Merger, we changed our name to PositiveID Corporation.

   On February 11, 2010, we entered into an asset purchase agreement (the “Easy Check Asset Purchase Agreement”) with Easy Check Medical Diagnostics, LLC (“Easy Check”) whereby we acquired the assets of Easy Check, which included the breath glucose detection system and the iglucose wireless communication system. These products were in the development stage. In exchange for the assets, we issued 300,000 shares of our common stock valued at approximately $351,000. Additional payment in the form of shares (maximum 200,000 shares) and product royalties may be paid in the future based on successful patent grants and product or license revenues. On February 24, 2011, we issued 200,000 shares of our common stock to Easy Check to amend the Easy Check Asset Purchase Agreement.

On May 23, 2011, we entered into a Stock Purchase Agreement to acquire MFS, pursuant to which MFS became a wholly-owned subsidiary. MFS specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.

Beginning with the acquisition of MFS, the Company began a process to focus its operations on diagnostics and detection.  Since acquiring MFS, the Company has (i) sold substantially all of the assets of NationalCreditReport.com, which it had acquired in connection with the Steel Vault Merger, (ii) sold its VeriChip and HealthLink businesses (both described below), and (iii) entered into an exclusive license for its iglucose technology.  The Company will continue to seek either strategic partners or acquirers for its GlucoChip and its glucose breath detection system.  See “Our Business” under Part I of this Form 10-K for more information.

Our principal executive offices are located at 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. Our telephone number is (561) 805-8000. Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Annual Report on Form 10-K, we are referring to PositiveID Corporation and its consolidated subsidiaries.

GlucoChip is our trademark.  This Annual Report on Form 10-K contains trademarks and trade names of other organizations and corporations.

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

Our Business

We are focused on the development of microfluidic systems for the automated preparation of and performance of biological assays in order to detect biological threats at high-value locations, as well as analyze samples in a medical environment. Our wholly-owned subsidiary, MFS, specializes in the development and production of automated instruments for detecting and processing biological samples. MFS has a substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications. Since its inception, and prior to acquisition, MFS has received over $50 million in U.S. Government grants and contracts, primarily from the Department of Homeland Security (“DHS”). Since our acquisition of MFS, we have submitted, or are in the process of submitting, bids on various potential U.S. Government contracts, and are planning to pursue Stage 1 of the DHS’s BioWatch Generation 3, Phase II opportunity, which is an autonomous biodetection program designed to protect the nation against biological threats. The Stage 1 contract is expected to have a performance period of 18 months. The full roll-out of BioWatch Generation 3 is estimated at $3.1 billion over the next five years.

Our M-BAND technology, developed under contract with the U.S. DHS Science & Technology directorate, is a bio-aerosol monitor with fully integrated systems for sample collection, processing and detection modules.  M-BAND continuously and autonomously analyzes air samples for the detection of pathogenic bacteria, viruses, and toxins for up to 30 days.  Results from individual M-BAND instruments are reported via a secure wireless network in real time to give an accurate and up-to-date status of field conditions. M-BAND performs high specificity detection for up to six organisms on the Centers for Disease Control’s category A and B select agents list. MFS has developed and implemented its own biological assays, which is one of its core competencies. Further, we believe M-BAND was developed in accordance with DHS guidelines.

In December 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming Agreement (“Teaming Agreement”), and a Security Agreement (“Boeing Security Agreement”) with The Boeing Company (“Boeing”).

The Boeing License Agreement provides Boeing the exclusive license to sell PositiveID’s M-BAND airborne bio-threat detector for the DHS BioWatch Generation 3 opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entry into the Boeing License Agreement, Boeing has agreed to pay a license fee of $2.5 million to PositiveID in three installments, of which $1.75 million has been paid and the last payment is scheduled to be paid on April 15, 2013.  Under the Teaming Agreement, and subject to certain conditions, the Company retained the exclusive rights to serve as the reagent and assay supplier of the M-BAND systems to Boeing. The Company also retained all rights to sell M-BAND units, reagents and assays in international markets. Pursuant to the Boeing Security Agreement, the Company granted Boeing a security interest in all of its assets, including the licensed products and intellectual property rights (as defined in the Boeing License Agreement), to secure the Company’s performance under the Boeing License Agreement.

On March 18, 2013, the Company entered into an Intercreditor and Non-Disturbance Agreement (the “Intercreditor Agreement”) among PositiveID and MFS; VeriGreen Energy Corporation, Steel Vault Corporation, IFTH NY Sub, Inc., IFTH NJ Sub, Inc. Boeing and TCA Global Credit Master Fund, L.P. (“TCA”) . The Intercreditor Agreement sets forth the agreement of Boeing and TCA as to their respective rights and obligations with respect to the Boeing Collateral (as described below) and the TCA Collateral (as described below) and their understanding relative to their respective positions in the Boeing Collateral and the TCA Collateral and clarifies that Boeing’s lien under the Boeing Security Agreement relates to the Company’s M-BAND technology.

The “Boeing Collateral” includes, among other things, all Intellectual Property Rights (as defined in the Intercreditor Agreement) in the M-BAND Technology (as defined in the Intercreditor Agreement), including without limitation certain patents and patent applications set forth in the Intercreditor Agreement. The TCA Collateral includes any and all property and assets of PositiveID. The liens of Boeing on the Boeing Collateral are senior and prior in right to the liens of TCA on the Boeing Collateral and such liens of TCA on the Boeing Collateral are junior and subordinate to the liens of Boeing on the Boeing Collateral.

Our Dragonfly system is designed to deliver molecular diagnostic results from a sample in less than 30 minutes, which would enable accurate diagnostics leading to more rapid and effective treatment than what is currently available with existing systems. Dragonfly is being developed further for a broad range of biological detection situations including radiation-induced cell damage within the human body and strains of influenza.  The system has already demonstrated the ability to detect and identify other common pathogens and diseases such as E. coli, methicillin-resistant staphylococcus aureus and human papilloma virus.

Between 2008 and 2013, we entered into development partnerships and/or acquired or disposed of certain technologies concentrated in the area of diabetes management and maintained our original business, VeriChip (defined below) in a dormant status.   Those products and their status are as follows:

VeriChip

Through the end of 2011, our business also included the VeriMed system, which uses an implantable passive RFID microchip (the “VeriChip”). On January 11, 2012, we contributed certain assets and liabilities related to the VeriChip business, as well as all of our assets and liabilities relating to our Health Link business, which is a patient-controlled, online repository to store personal health information, to our wholly-owned subsidiary, PositiveID Animal Health (“Animal Health”).  We ceased actively marketing the VeriChip business in January 2008 and the Health Link business in September 2010.

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ”), which is owned and controlled by Scott R. Silverman, our former chairman and chief executive officer, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000 (the “Note”) and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest.  Our chief executive officer, Mr. Caragol, also serves on the Board of Directors of VeriTeQ. The Note is secured by substantially all of the assets of Animal Health pursuant to a security agreement dated January 11, 2012 (the “VeriTeQ Security Agreement”).

In connection with the sale, we entered into a license agreement with VeriTeQ dated January 11, 2012 (the “Original License Agreement”) which grants VeriTeQ a license to utilize our bio-sensor implantable RFID device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” (the “Patent”) for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management.  We will receive royalties in the amount of ten percent on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of twenty percent on gross revenues that are generated under the Development and Supply Agreement between us and Medical Components, Inc. (“Medcomp”), dated April 2, 2009, to be calculated quarterly with royalty payments due within 30 days of each quarter end. The total cumulative royalty payments under the agreement with Medcomp will not exceed $600,000.

The Company also entered into a shared services agreement with VeriTeQ on January 11, 2012 (the “Shared Services Agreement”), pursuant to which the Company agreed to provide certain services including accounting, office space, business development, sales and marketing  to VeriTeQ in exchange for $30,000 per month.  The term of the Shared Services Agreement commenced on January 23, 2012. The first payment for such services is not payable until VeriTeQ receives gross proceeds of a financing of at least $500,000. On June 25, 2012, the Shared Services Agreement was amended, pursuant to which all amounts owed to the Company under the Shared Services Agreement as of May 31, 2012 were converted into shares of common stock of VeriTeQ. In addition, effective June 1, 2012, the monthly level of services was reduced and the charge for the shared services under the Shared Services Agreement was reduced from $30,000 to $12,000. Furthermore, on June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VeriTeQ meeting certain minimum royalty requirements as follows: 2013 - $400,000; 2014 - $800,000; and 2015 and thereafter - $1,600,000.

On August 28, 2012, the Company entered into an Asset Purchase Agreement with VeriTeQ (the “VeriTeQ Asset Purchase Agreement”), whereby VeriTeQ purchased all of the intellectual property, including patents and patents pending, related to the Company’s embedded biosensor portfolio of intellectual property. Under the VeriTeQ Asset Purchase Agreement, the Company is to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the embedded biosensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. In 2012, there were no minimum royalty requirements. Minimum royalty requirements thereafter, and through the remaining life of any of the patents and patents pending, are as follows: (i) 2013 - $400,000; (ii) 2014- $800,000; and 2015-and thereafter - $1,600,000.

Simultaneously with the VeriTeQ Asset Purchase Agreement, the Company entered into a license agreement with VeriTeQ granting the Company an exclusive, perpetual, transferable, worldwide and royalty-free license to the Patent and patents pending that are a component of the GlucoChip in the fields of blood glucose monitoring and diabetes management. In connection with the VeriTeQ Asset Purchase Agreement, the Original License Agreement, as amended June 26, 2012 was terminated. Also on August 28, 2012, the VeriTeQ Security Agreement was amended, pursuant to which the assets sold by the Company to VeriTeQ under the VeriTeQ Asset Purchase Agreement and the related royalty payments were added as collateral under the VeriTeQ Security Agreement.

On August 28, 2012, the Shared Services Agreement was further amended, pursuant to which, effective September 1, 2012, the level of services was reduced and the monthly charge for the shared services was reduced from $12,000 to $5,000.

iglucose

The iglucose system uses machine to machine technology to automatically communicate a diabetic’s glucose readings to the iglucose online database. iglucose is intended to provide next generation, real-time data to improve diabetes management and help ensure patient compliance, data accuracy and insurance reimbursement.  In November 2011, we obtained Federal Drug Administration (“FDA”) clearance.

On February 15, 2013, we entered into an agreement (the “SGMC Agreement”) with SGMC, Easy Check, Easy-Check Medical Diagnostic Technologies Ltd., an Israeli company, and Benjamin Atkin, an individual (“Atkin”), pursuant to which we licensed our iglucose™ technology to SGMC for up to $2 million based on potential future revenues of glucose test strips sold by SGMC. These revenues will range between $0.0025 and $0.005 per strip. A person with diabetes who tests three times per day will use over 1,000 strips per year. The parties to the SGMC Agreement were parties to that certain Easy Check Asset Purchase Agreement. We and Atkin were also parties to a consulting agreement dated as of February 10, 2010, which agreement was terminated upon entry into the SGMC Agreement.

Pursuant to the SGMC Agreement, we granted SGMC an exclusive right and license to the intellectual property rights in the iglucose patent applications; a non-exclusive right and license to use and make a “white label” version of the iglucose websites; a non-exclusive right and license to use all documents relating to the iglucose 510(k) application to the Food and Drug Administration of the United States Government; and an exclusive right and license to the iglucose trademark. We also agreed to transfer to SGMC all right, title, and interest in the www.iglucose.com and www.iglucose.net domain names.

In consideration for the rights and licenses discussed above, and the transfer of the domain names, SGMC shall pay to us the amount set forth below for each glucose test strip sold by SGMC and any sublicensees of SGMC for which results are posted by SGMC via its communications servers (the “Consideration”):

(i) $.0025 per strip sold until SGMC has paid aggregate Consideration of $1,000,000; and
(ii) $.005 per strip sold thereafter until SGMC has paid aggregate Consideration of $2,000,000; provided, however, that the aggregate. Consideration payable by SGMC pursuant to the SGMC Agreement shall in no event exceed $2,000,000.

GlucoChip

The GlucoChip, a product that combines a glucose-sensing microtransponder based on our Patent number 7,125,382 entitled “Embedded Bio-Sensor System” with an in-vivo glucose sensor. Our patent covers a bio-sensor system that utilizes RFID technology, combining wireless communication with an implantable passively-powered on-chip transponder. We have partnered with Receptors, a technology company whose AFFINITY by DESIGN™ chemistry platform can be applied to the development of selective binding products, to develop an in-vivo glucose sensor to detect glucose levels in the human body. The glucose sensor is intended to be coupled with our microchip to read blood glucose levels through an external scanner.   In conjunction with Receptors, we intend to achieve the construction and demonstration of the bench top scale flow system and to continue an evaluation of potential strategic partners to commercialize the product.

Breath Glucose Test

The breath glucose test, currently under development, is a non-invasive glucose detection system that measures acetone levels in a patient’s exhaled breath. The association between acetone levels in the breath and glucose is well documented, but previous data on the acetone/glucose correlation has been insufficient for reliable statistics. The breath glucose test detection system combines a proprietary chemical mixture of sodium nitroprusside with breath exhalate, which is intended to create a new molecular compound that can be measured with its patent pending technology. We believe that the use of a heavy molecule to generate a chemical reaction that can be reliably measured may prove the close correlation between acetone concentrations found in a patient’s exhaled breath and glucose found in his or her blood. This could eliminate a patient’s need to prick his or her finger multiple times per day to get a blood sugar reading. In the first quarter of 2012, we commenced the first clinical trial of the breath glucose test , which is being held at Schneider Children’s Medical Center of Israel, a preeminent research hospital. The study is currently on hold pending a determination by the Company as to the potential changes in the study protocol. The purpose of the clinical study is to assess the feasibility of the breath glucose test compared to a standard invasive blood glucose meter and to assess the reliability of the breath glucose test in measuring blood glucose levels under conditions of altered blood glucose levels. The preliminary results of the first half of the study were non-conclusive.

Sales, Marketing and Distribution

Our sales, marketing and distribution plan for our healthcare products is to align with large medical distribution companies, and either manufacture the products to their specification or license the products and underlying technology to them.

Manufacturing; Supply Arrangements

We have historically outsourced the manufacturing of all the hardware components of our systems to third parties. As of March 31, 2013, we have not had material difficulties obtaining system components. We believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business. We plan to continue to outsource any manufacturing requirements of our current and under development products.

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

Regulation by the FDA

We expect that our breath glucose detection device and GlucoChip product will require FDA clearance.

FDA Premarket Clearance and Approval Requirements. Generally speaking, unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, (“ FFDCA”), or a premarket approval application (“PMA”), approved by the FDA. Medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk to the patient associated with the medical device and the extent of control needed to ensure its safety and effectiveness. Devices deemed to pose low or moderate risks are placed in either Class I or II, respectively. The manufacturer of a Class II device is required to submit to the FDA a premarket notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are considered high risk and placed in Class III, requiring premarket approval.

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

U.S. Federal Trade Commission Oversight

An increasing focus of the United States Federal Trade Commission’s (“FTC”) consumer protection regulation is the impact of technological change on protection of consumer privacy. Under the FTC’s statutory authority to prosecute unfair or deceptive acts and practices, the FTC vigorously enforces promises a business makes about how personal information is collected, used and secured. Since 1999, the FTC has taken enforcement action against companies that do not abide by their representations to consumers of electronic security and privacy. More recently, the FTC has found that failure to take reasonable and appropriate security measures to protect sensitive personal information is an unfair practice violating federal law. In the consent decree context, offenders are routinely required to adopt very specific cyber security and internal compliance mechanisms, as well as submit to twenty years of independent compliance audits. Businesses that do not adopt reasonable and appropriate data security controls or that misrepresent privacy assurances to users have been subject to civil penalties as high as $22.5 million.

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

Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act of 2009

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations ("HIPAA") govern how various entities and individuals can use and disclose protected health information.  If we begin transmitting individually identifiable health information in connection with certain standard transactions regulated by HIPAA, we would likely have to implement a HIPAA compliance program to ensure our uses and disclosures of health information are done in accordance with the regulations.  Under the federal Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), we may be subject to certain federal privacy and security requirements relating to individually identifiable health information we maintain. We may be required to enter into written business associate agreements with certain health care providers and health plans relating to the privacy and security of protected health information, to the extent our customers are covered entities under HIPAA and to the extent we receive, use or disclose protected health information on their behalf. Under the HITECH Act, we would be required by federal law to comply with those business associate agreements, as well as certain privacy and security requirements found in HIPAA and the HITECH Act as they relate to our activities as a business associate.  If we are a covered entity or business associate under HIPAA and the HITECH Act, compliance with those requirements would require us to, among other things, conduct a risk analysis, implement a risk management plan, implement policies and procedures, and conduct employee training. The HITECH Act would also require us to notify patients or our customers, to the extent that they are covered entities subject to HIPAA, of a breach of privacy or security of individually identifiable health information. Breaches may also require notification to the Department of Health and Human Services and the media. Experiencing a breach could have a material impact on our reputation.  The standards under HIPAA and the HITECH Act could be interpreted by regulatory authorities in ways that could require us to make material changes to our operations.  Failure to comply with these federal privacy and security laws could subject us to civil and criminal penalties. Civil penalties can go as high as $50,000 per violation, with an annual maximum of $1.5 million for all violations of an identical provision in a calendar year.

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

Regulation of Government Bid Process and Contracting

Contracts with federal governmental agencies are obtained by MFS primarily through a competitive proposal/bidding process. Although practices vary, typically a formal Request for Proposal is issued by the governmental agency, stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews proposals and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract. The committees consider a number of factors, including the technical quality of the proposal, the offered price and the reputation of the bidder for providing quality care. The award of a contract may be subject to formal or informal protest by unsuccessful bidders through a governmental appeals process. Our contracts with governmental agencies often require us to comply with numerous additional requirements regarding recordkeeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding confidential information, management qualifications, professional licensing requirements and other matters. If a violation of the terms of an applicable contractual provision occurs, a contractor may be disbarred or suspended from obtaining future contracts for specified periods of time. We have never been disbarred or suspended from seeking procurements by any governmental agency.

Health Care Reform

The Patient Protection and Affordable Care Act ("Affordable Care Act") will likely have a dramatic effect on health care financing and insurance coverage for Americans.  A portion of the Affordable Care Act, referred to as the "Physician Sunshine Payment" provisions, requires applicable manufacturers and distributors of drugs, devices, biological, or medical supplies covered under Medicare, Medicaid or the Children's Health Insurance Program to report annually to the Department of Health and Human Services certain payments or other transfers of value to physicians and teaching hospitals. They also require applicable manufacturers and applicable group purchasing organizations to report certain information regarding the ownership or investment interests held by physicians or the immediate family members of physicians in such entities.  Final regulations implementing the Physician Sunshine Payment provisions were issued on February 8, 2013 and are effective on April 9, 2013. The required data must be collected beginning August 1, 2013 and reported to the Centers for Medicare and Medicaid Services by March 31, 2014. Civil monetary penalties apply for failure to report payments, transfers of value, or physician ownership interests..   In light of the scope of health care reform and the Affordable Care Act, and the uncertainties associated with how it will be implemented on the state and federal level, we cannot predict its impact on the PositiveID at this time.

Interoperability Standards

The HITECH Act requires meaningful use of certified health information technology products in order to receive certain stimulus payments or incentives from the federal government.  Regulations implementing these meaningful use standards are in various stages of development.  There is an increasing need for health care providers, government agencies, and others in the health care industry to use computer communication and recordkeeping technology that is compatible with other systems.  Many states and providers are developing systems for health information exchange.  To the extent that customers, government entities, and other stakeholders demand that our products, such as iglucose, be compatible with various communication systems, we could be required to incur costs and delays in developing and upgrading our software and products.

Competitive Conditions

            We compete with many companies in the molecular diagnostics industry and the homeland defense and clinical markets. We believe that Luminex Corporation, Cepheid and Life Technologies Corporation will be the primary competitors for our products. Key characteristics of our markets include long operating cycles and intense competition, which is evident through the number of bid protests (competitor protests of U.S. government procurement awards) and the number of competitors bidding on program opportunities.  It is common in the homeland defense industry for work on major programs to be shared market among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another competitor, become a subcontractor for the ultimate prime contracting company. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of that same competitor on other contracts, or vice versa.

Research and Development

The principal objective of our research and development program is to develop high-value molecular diagnostic products such as M-BAND and Dragonfly. We focus our efforts on four main areas: 1) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 2) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 3) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays; and 4) engineering efforts to extend the capabilities of our systems and to develop new systems. Total research and development expense was $0.9 million and $0.8 million for the years ended December 31, 2012 and 2011, respectively.

Employees

As of March 15, 2013, we had 9 full-time employees, of whom 3 were in management, finance and administration, 2 in marketing and business development, and 4 in research and development. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

For the years ended December 31, 2011 and 2012, we experienced net losses of $16.5 million and $8.0 million, respectively, and our accumulated deficit at December 31, 2012 was $111.3 million.  We reported no revenue or gross profit from continuing operations for the year ended December 31, 2012. Until one or more of the products under development is successfully brought to market, we do not anticipate generating significant revenue or gross profit.  Further, our subsidiary, MFS, reported no revenue or gross profit during the period from the date of acquisition of May 23, 2011 through December 31, 2012 as it had no active contracts during this period.  MFS has submitted, or is the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

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

Our audited financial statements for the year ended December 31, 2012 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products, including the operations of MFS, and working capital requirements. If we cannot continue as a going concern, our stockholders may lose their entire investment.

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

Contracts and subcontracts with U.S. government agencies that we may be awarded will be subject to competition and will be awarded on the basis of technical merit, personnel qualifications, experience, and price. Our business, financial condition, and results of operations could be materially affected to the extent that U.S. government agencies believe our competitors offer a more attractive combination of the foregoing factors. In addition, government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting demand for our products. In particular, the, BioWatch Generation 3 program, is a very large program, under which we intend to bid as a subcontractor to The Boeing Company. Our success in this process is a very important factor in our ability to increase stockholder value.

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

Changes in the regulatory environment could adversely affect our business, financial condition or results of operations.

Our operations are subject to varying degrees of regulation by the FCC, FDA, other federal, state and local regulatory agencies and legislative bodies. Adverse decisions or new or amended regulations or mandates adopted by any of these regulatory or legislative bodies could negatively impact our operations by, among other things, causing unexpected or changed capital investments, lost revenues, increased costs of doing business, and could limit our ability to engage in certain sales or marketing activities.

We depend on key personnel to manage our business effectively, and, if we are unable to hire, retain or motivate qualified personnel, our ability to design, develop, market and sell our systems could be harmed.

Our future success depends, in part, on certain key employees, including William J. Caragol, our chairman of the board of directors and chief executive officer and Lyle Probst, president of MFS, and on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel may seriously harm our business, financial condition and results of operations. In addition, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly operations, finance, accounting, sales and marketing personnel, may also seriously harm our business, financial condition and results of operations. Our ability to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act which includes the filing with the SEC of periodic reports, proxy statements and other documents relating to our business, financial conditions and other matters, even though compliance with such reporting requirements is economically burdensome.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

As of March 31, 2013, our current directors and executive officers beneficially owned, in the aggregate, approximately 14.4% of our outstanding voting securities, including 10.7% owned by our chairman of the board  of directors and chief executive officer. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of the board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of PositiveID that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Risks Related to Our Product Development Efforts

We anticipate future losses and will require additional financing, and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We anticipate future losses and therefore may be dependent on additional financing to execute our business plan. In particular, we will require additional capital to continue to conduct the research and development and obtain regulatory clearances and approvals necessary to bring any future products to market and to establish effective marketing and sales capabilities for existing and future products. Our operating plan may change, and we may need additional funds sooner than anticipated to meet our operational needs and capital requirements for product development, clinical trials and commercialization. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may terminate or delay the development of one or more of our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products. Therefore, we do not know whether any planned development phases or clinical trials for the in vivo glucose-sensing RFID microchip, the breath glucose detection system, or the iglucose wireless communication device will be completed on schedule, or at all. Furthermore, we cannot guarantee that any planned development phases or clinical trials will begin on time or at all.

Our future capital requirements will depend on many factors, including: the research and development of our molecular diagnostic products, the costs of expanding our sales and marketing infrastructure and manufacturing operations; the degree of success we experience in  potential  monetizing the in vivo glucose-sensing RFID microchip and  the breath glucose detection system; the number and types of future products we develop and commercialize; the costs, timing and outcomes of regulatory reviews associated with our current and future product candidates; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and the extent and scope of our general and administrative expenses.

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

Our product research and development activities may not result in a commercially-viable in vivo glucose-sensing RFID microchip, breath glucose detection system, or iglucose wireless communication device.

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

If we or Receptors are unable to develop and later market our GlucoChip product under development in a timely manner or at all, or if competitors develop or introduce similar products that achieve commercialization before our products enter the market, the demand for our products may decrease or the products could become obsolete.

GlucoChip will operate in competitive markets, where competitors may already be well established. We expect that competitors will continue to innovate and to develop and introduce similar products that could be competitive in both price and performance. Competitors may succeed in developing or introducing similar products earlier than us or Receptors, obtaining regulatory approvals and clearances for such products before our products are approved and cleared, or developing more effective products. In addition, competitors may have products that have already been approved or are in a stage of advanced development, which may achieve commercialization before our products enter the market.

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

In January 2010, Stanley, who purchased Xmark from us, received a notice from the Canadian Revenue Agency (the ‘CRA’) that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. This review covers all periods that we owned Xmark. In February 2011, and as revised on November 9, 2011, Stanley received a notice from the CRA that the CRA completed its review of the Xmark returns and was questioning certain deductions on the tax returns under review. In November and December 2011, the CRA and the Ministry of Revenue of the Province of Ontario issued notices of reassessment confirming the proposed adjustments. The total amount of the income tax reassessments for the 2006-2008 tax years, including both provincial and federal reassessments, plus interest, was approximately $1.4 million.  On January 20, 2012, we received an indemnification claim notice from Stanley related to the matter. We do not agree with the position taken by the CRA and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fees totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter.  In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, we have agreed to repay Stanley for the upfront payment, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that we and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or us as applicable. Based on our review of the correspondence and evaluation of the supporting detail, we believe that we have adequately accrued for this dispute. However, there can be no assurance that the ultimate resolution of this dispute will not have a material negative impact on our historical tax liabilities or results of operations.

Industry and Business Risks Related to Our Healthcare Businesses

We may never achieve market acceptance or significant sales of our healthcare products or systems.

Through December 31, 2012, substantially all of our healthcare products were under development and had generated only nominal revenue. We may never achieve market acceptance or more than nominal or modest sales of these products and systems.

Implantation of our implantable microchip may be found to cause risks to a person’s health, which could adversely affect sales of our systems that incorporate the implantable microchip.

The implantation of our implantable GlucoChip, may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. There have been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals. If more people are implanted with our implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could result in negative publicity could damage our business reputation, leading to loss in sales of our other systems targeted at the healthcare market which would harm our business and negatively affect our prospects.

In connection with its acquisition of our VeriChip business, VeriTeQ agreed to indemnify us for any liabilities relating to our implantable microchip. If VeriTeQ is unable to fulfill indemnity obligations, we would be responsible for payment of such liabilities, which could have a material adverse impact on our financial condition.

Risks Related to Our Common Stock

Future sales of capital stock may cause our stock price to fall, including sales of shares to the Ironridge Entities pursuant to previous financing agreements with the Ironridge Entities and the resale of such shares by the Ironridge Entities.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 31, 2013, we had 364,664,476shares of common stock outstanding and we had warrants to purchase 13,286,322 shares of common stock and options to purchase 10,732,992 shares of common stock outstanding. All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless sold by our affiliates.

On July 28, 2011, we sold 6,811,989 shares of our common stock to Ironridge Global Technology, an affiliate of Ironridge Technology Co., a division of Ironridge Global IV, Ltd (“Ironridge”), under the common stock purchase agreement between us and Ironridge Global Technology dated July 27, 2011. We also sold to Ironridge Global III, LLC, an affiliate of Ironridge (“Ironridge Global,” and together with Ironridge, the “Ironridge Entities”) 1,500 shares of our Series F Preferred Stock under the preferred stock purchase agreement dated July 27, 2011.  On July 12, 2012, we issued an additional 500 shares of Series F Preferred Stock to Ironridge under the purchase agreement between us and Ironridge dated July 12, 2012. The Series F Preferred Stock was issued in satisfaction of any obligation of the Company to issue the success fee shares as provided for in the securities purchase agreement entered into between the Company and Ironridge dated January 13, 2012, which terminated on April 26, 2012 by its terms.  On September 12, 2012, the Company entered into a purchase agreement with Ironridge pursuant to which the Company issued 100 shares of Series F Preferred Stock to Ironridge as a waiver to satisfy any penalties resulting from the Company’s late delivery of shares under a conversion of Series F Preferred Stock by Ironridge.  Through March 31, 2013, the Ironridge Entities had converted 1,700 shares of Series F Preferred Stock into 122,939,758 shares of our common stock. As of March 31, 2013, there were 400 shares of Series F Preferred Stock outstanding.

The shares of common stock the Ironridge Entities may receive under these agreements may be freely tradable under Rule 144 or future registration statements filed by us and they may promptly sell the shares we issue to them in the public markets. Such sales, and the potential for such sales, could cause the market price of our shares to decline significantly.

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

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to):

●	success or lack of success in being awarded, as a subcontractor to The Boeing Company, the Stage 1 BioWatch Generation 3, Phase II contract;

●	success or lack of success in being awarded research and development contracts with U.S. Government agencies;

●	success or lack of success being granted patents for its core biological diagnostic and detection technologies;

●	success or lack of success of the GlucoChip development partnership between us and Receptors and related development costs;

●	success or lack of success and timing of commercialization and product introductions of the breath glucose detection system;

●	introduction of competitive products into the market;

●	results of clinical trials for the GlucoChip and the breath glucose detection system;

●
a finding that Receptors’ patented AFFINITY by DESIGNTM CARATM platform, or patents related to the breath glucose detection system or the iglucose wireless communication device are invalid or unenforceable;

●	a finding that the in vivo glucose-sensing RFID microchip and the breath glucose detection system infringes the patents of a third party;

●	our ability to obtain patents on the breath glucose detection system;

●	payment of any royalty payments under licensing agreements;

●	unfavorable publicity regarding us or our products;

●	termination of development efforts for the GlucoChip, which is the in vivo glucose-sensing RFID microchip, or the breath glucose detection system;

●	timing of expenses we may incur with respect to any license or acquisition of products or technologies; and

●	termination of development efforts of any product under development or any development or collaboration agreement.

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

Additionally, we believe that the statute of limitations period applicable to potential claims for rescission under the Securities Act is one year commencing on the date of violation of the federal registration requirements. We believe that the one year federal statute of limitations on sales of shares of our common stock has expired for sales made under the 2009 Optimus transaction, and we believe the federal statute of limitations on sales of shares of common stock expired in 2012 for sales made under the March 2011 Optimus transaction. Statutes of limitations under state laws vary by state, with the limitation time period under many state statutes not typically beginning until the facts giving rise to a violation are known. Our disclosure in this prospectus is not an admission that we did not comply with any federal and state registration or disclosure requirements nor is it a waiver by us of any applicable statute of limitations or any potential defense we may have.  If we are required to pay security holders who  could opt to rescind their purchase of such securities, it would have a material adverse effect on our financial condition and results of operations. We are not presently able to accurately determine an estimated amount for any potential rescission liability associated with the resale of the loaned shares by Optimus in the event that the transaction were to be found to violate Section 5 of the Securities Act as we do not have knowledge of the amount and timing of such resales, nor information regarding the state or states in which such resales may have occurred.  We know that Optimus sold all of the 6,200,000 loaned shares it received.  We believe that the range of prices at which Optimus sold the loaned shares was between $0.50-$3.22 per share related to the 2009 Optimus transactions and between $0.11-$0.63 per share related to the 2011 Optimus transaction. No adjustment has been made in our consolidated financial statements related to the outcome of this contingency.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 3,000 square feet of office space, under a lease that expires on August 31, 2015.  Our MFS subsidiary is based in Pleasanton, California, where we lease approximately 6,250 square feet of office space under a lease that expires on April 30, 2015.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “PSID.”  On March 28, 2013, the last reported bid price of our common stock was $0.02 per share.  The following table presents the high and low bid price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2012	High	Low
Quarter ended December 31, 2012	$0.03	$0.01
Quarter ended September 30, 2012	$0.04	$0.01
Quarter ended June 30, 2012	$0.11	$0.03
Quarter ended March 31, 2012	$0.19	$0.10

Fiscal Year Ended December 31, 2011	High	Low
Quarter ended December 31, 2011	$0.30	$0.11
Quarter ended September 30, 2011	$0.42	$0.16
Quarter ended June 30, 2011	$0.51	$0.27
Quarter ended March 31, 2011	$1.09	$0.42

Holders

According to the records of our transfer agent, as of March 31, 2013, there were approximately 67 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

In July 2008, we declared and in August 2008, we paid a special cash dividend of $15.8 million on our capital stock. Any future determination with respect to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board of Directors may deem relevant.  In addition, our Certificates of Designation for shares of Series C, Series F and Series H Preferred Stock prohibit the payment of cash dividends on our common stock while any such shares of preferred stock are outstanding. See Note 5 to our consolidated financial statements for the year ended December 31, 2012 included in Part IV of this Annual Report on Form 10-K

Sales of Unregistered Securities

1.	On October 15, 2012, we issued 1,000,000 shares of our common stock to MW Media, Inc. in connection with a consulting engagement agreement.

2.	On October 19, 2012, we issued 1,000,000 shares of our common stock to MW Media, Inc. in connection with a consulting engagement agreement.

3.	On October 19, 2012, we issued 2,000,000 shares of our common stock to Hanover Financial Services in connection with a consulting engagement agreement.

4.	On October 31, 2012, we issued 2,800,000 shares of our common stock to Vista Partners LLC in connection with an advisory agreement.

5.	On November 8, 2012, we issued 1,850,000 shares of our common stock and warrants to purchase 2,500,000 shares of our common stock to JMJ Financial in connection with the issuance of a promissory note.

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

Overview

PositiveID (the “Company” or “PositiveID”), through its wholly-owned subsidiary MicroFluidic Systems (“MFS”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing.  The Company, through MFS, also develops fully automated pathogen detection systems and assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  MFS is also developing automated pathogen detection systems for rapid diagnostics, both for clinical and point of need applications.

    PositiveID, formerly known as VeriChip Corporation, was formed as a Delaware corporation by Digital Angel Corporation, (“Digital Angel”), in November 2001. In January 2002, we began our efforts to create a market for radio frequency identification (“RFID”) systems that utilize our human implantable microchip. During the first half of 2005 we acquired two businesses focused on providing RFID systems for healthcare applications. Those businesses (EXi Wireless and Instantel) were merged in 2007 to form Xmark Corporation (“Xmark”) which was a wholly-owned subsidiary of ours. On February 14, 2007, we completed our initial public offering in which we sold 3,100,000 shares of our common stock at $6.50 per share.

On July 18, 2008, we completed the sale of all of the outstanding capital stock of Xmark, which at the time was principally all of our operations, to Stanley Canada Corporation (“Stanley”), a wholly-owned subsidiary of Stanley Black and Decker. The sale transaction was closed for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million, which was adjusted to $2.8 million at settlement of the escrow. Under the terms of the stock purchase agreement, $43.4 million of the proceeds were paid at closing and $4.4 million was released from escrow in July 2009. As a result, we recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until 2009 when the escrow was settled.

Following the completion of the sale of Xmark to Stanley, we retired all of our outstanding debt for a combined payment of $13.5 million and settled all contractual payments to Xmark’s and our officers and management for $9.1 million. On August 28, 2008, we paid a special dividend to our stockholders of $15.8 million.

On November 12, 2008, we entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively are referred to as, “Digital Angel.” The terms of the APA included our purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. We also received covenants from Digital Angel Corporation and Destron Fearing that permit the use of intellectual property of Digital Angel related to our health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. We paid Digital Angel $500,000 at the closing of the APA.

On September 4, 2009, we, VeriChip Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, (the “Acquisition Subsidiary”) and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), signed an Agreement and Plan of Reorganization (the “Merger Agreement”) dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming our wholly-owned subsidiary (the “Merger”). Upon the consummation of the Merger, each outstanding share of Steel Vault’s common stock, warrants and options was converted into 0.5 shares of our common stock, warrants and options. At the closing of the Merger, we changed our name to PositiveID Corporation.

On February 11, 2010, we entered into an asset purchase agreement (the “Easy Check Asset Purchase Agreement”) with Easy Check Medical Diagnostics, LLC (“Easy Check”) whereby we acquired the assets of Easy Check which included the breath glucose detection system and the iglucose wireless communication system. These products were in the development stage. In exchange for the assets, we issued 300,000 shares of our common stock valued at approximately $351,000. Additional payment in the form of shares (maximum 200,000 shares) and product royalties may be paid in the future based on successful patent grants and product or license revenues. On February 24, 2011, we issued 200,000 shares of our common stock to Easy Check to amend the Easy Check Asset Purchase Agreement.

On May 23, 2011, we entered into a Stock Purchase Agreement to acquire MFS, pursuant to which MFS became a wholly-owned subsidiary. MFS specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.

Since its inception, and prior to acquisition, MFS has received over $50 million in government grants and contract work for the Department of Defense, Department of Homeland Security (“DHS”), the Federal Bureau of Investigation, the National Aeronautics and Space Administration, the Defense Advanced Research Projects Agency and industrial clients.  MFS holds a substantial portfolio of key patents/patents pending primarily for the automation of biological detection using real-time analysis for the rapid, reliable and specific identification of pathogens.

Beginning in 2011 and continuing into the first quarter of 2013, as a part of our refocusing our business, we set out to (1) align ourselves with strong strategic partners to prepare our M-BAND product for the DHS’s BioWatch Generation 3, Phase II program, which has been estimated to be a $3.1 billion program over five years; (2) identify a research and development contract to complete the development of our clinical/point of demand diagnostic platform, the Dragonfly system; and (3) reduce our operating costs to focus solely on those initiatives.

Subsequent to acquiring MFS, the Company has: (1) sold substantially all of the assets of NationalCreditReport.com, which it had acquired in connection with the Steel Vault Merger in 2011; (2) sold its VeriChip and HealthLink businesses; (3) drastically reduced its operating cost and cash burn; (4) entered into a license agreement and teaming agreement with The Boeing Company (“Boeing”) for its M-BAND system in the fourth quarter of 2012; (5) executed into an exclusive license for its iglucose technology.  The Company will continue to either seek strategic partners or acquirers for its GlucoChip and its glucose breath detection system.

Results of Operations

Overview

In connection with our decision to sell the NationalCreditReport.com business in the second quarter of 2011, we classified certain assets of the subsidiary as held for sale in our consolidated balance sheets, and have presented its results of operations as discontinued operations in our consolidated statements of operations for the years ended December 31, 2012 and 2011. Since the sale of NationalCreditReport.com in 2011, we now operate in one segment and have not generated any revenue.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the years ended December 31, 2012 and 2011. Until such time as we are under a government contract for the BioWatch Generation 3 program, under contract for the final development of our diagnostic platform, or one or more of our products under development is successfully brought to market, we do not anticipate generating significant revenue or gross profit. Further, MFS reported no revenue or gross profit during the period from the date of acquisition of May 23, 2011 through December 31, 2012 as it had no active contracts until it entered into the Boeing License Agreement.  The Company has deferred the initial $1 million received in conjunction with the Boeing License Agreement and anticipates recognizing the entire $2.5 million fee as revenue in accordance with applicable accounting literature and SEC guidance.  The Company continues to bid on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such contracts.

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

Selling, general and administrative expense decreased by approximately $4.3 million, or 40%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The decrease was primarily attributable to a $2.0 million decrease in stock-based compensation and reductions in personnel, rent and other operating costs.

Stock-based compensation included in selling, general and administrative expense totaled approximately $1.8 million and $3.8 million for the years ended December 31, 2012 and 2011, respectively. The decrease was primarily the result of lower per share stock price in 2012.

Research and Development

Our research and development expense consists primarily of labor and materials costs associated with various development projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our project partners and acquisition of in process research and development.  We seek to structure our research and development on a project basis to allow the management of costs and results on a discrete short term project basis.  This may result in quarterly expenses that rise and fall depending on the underlying project status.  We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time.

Research and development expense increased by approximately $0.1 million, or 10%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily attributable to an increase in activities related to the development of our molecular diagnostic products.

Impairment of Capitalized Cost

In conjunction with the Company’s decision to seek a strategic alternative such as the sale or license of the iglucose product and its associated intellectual property, the Company recorded an impairment charge of approximately $0.4 million.

Stock Compensation to Related Party

In connection with amendments to our former chief executive officer’s employment agreement relating to his ceasing to be our chief executive officer and chairman of the Board of Directors, we recorded non-cash charges totaling approximately $4.9 million in 2011 related to the value of stock issued to the individual pursuant to the amendment.

Loss from Discontinued Operations

Loss from discontinued operations totaled approximately $10,000 and $57,000 for the years ended December 31, 2012 and 2011, respectively. Historical revenue related to the NationalCreditReport.com business is included in the loss from discontinued operations totaled approximately $1.0 million for the year ended December 31, 2011.

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

Liquidity and Capital Resources

As of December 31, 2012, cash and cash equivalents totaled approximately $111,000 compared to cash and cash equivalents of approximately $28,000 at December 31, 2011.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $3.0 million during the year ended December 31, 2012 and approximately $6.7 million during the year ended December 31, 2011, primarily to fund operating losses. The improvement primarily resulted from our cost reduction initiatives and growth in our short-term debt, and deferred revenue.  Net cash used in discontinued operations was approximately $0.5 million during the year ended December 31, 2011 and $10,000 during the year ended December 31, 2012.

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

On January 20, 2012, we received an indemnification claim notice from Stanley related to the matter. We do not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividends in respect of the disallowed management fees totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter.  In connection with the filing of the appeal, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, we have agreed to repay Stanley for the upfront payment, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that we and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or us as applicable. Based on our review of the correspondence and evaluation of the supporting detail, we do not believe that the ultimate resolution of this matter will have a material negative impact on our historical tax liabilities or results of operations. We have established an accrual of $400,000 for this contingency as of December 31, 2012, which we believe is adequate.  During 2012 and continuing into 2013 the Company has been delinquent in its payments to Stanley.  The Company and Stanley have agreed to monthly payments of approximately $26,000 per month for 2013.  The Company is current with this adjusted schedule as of March 31, 2013.

Cash Flows from Investing Activities

Investing activities provided cash of approximately $0.7 million for the year ended December 31, 2011, primarily related to proceeds received from the sale of NationalCreditReport.com. Net cash used in investing activities was not significant for the year ended December 31, 2012.

Cash Flows from Financing Activities

Financing activities provided net cash of approximately $3.1 million and $4.3 million during the years ended December 31, 2012 and 2011, respectively, primarily related to proceeds from the issuance of preferred stock under the financing agreements with Ironridge Global III, LLC and Ironridge Global Technology, a division of Ironridge Global IV, Ltd..  During 2011, the Company also converted preferred shares with both Socius CG II, Ltd. and Optimus Technology Capital Partners, LLC, which resulted in proceeds in addition to the Ironridge financing agreements.

Financial Condition

As of December 31, 2012, we had a working capital deficiency of approximately $4.6 million and an accumulated deficit of approximately $111.3 million, compared to a working capital deficit of approximately $2.7 million and an accumulated deficit of approximately $86 million as of December 31, 2011. The decrease in working capital was primarily due to operating losses for the period, offset by cash received from Boeing under the “Boeing License Agreement,”, proceeds from the sale common stock under our equity line financing and capital raised through preferred stock and convertible debt financings.

We have incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our projects and products.  We expect our operating losses to continue through 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  In 2011 and 2012, we raised approximately $7.4 million from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt.  Subsequent to year end December 31, 2012 we have raised approximately $1.0 million, net, from a new promissory note, convertible debt, preferred stock conversions, and our equity line financing.  Additionally, in March 2013 we received $750,000 under the Boeing License Agreement with Boeing and expect an additional $750,000 in April 2013.

During 2013, we will need to raise additional capital, including capital not currently available under our current financing agreements in order to execute our business plan.

On August 31, 2011, we received notification that our stock was being delisted from the Nasdaq Capital Market and on September 1, 2011, our stock began trading on the OTC Bulletin Board.

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

Critical Accounting Policies and Estimates

The following are descriptions of the accounting policies that our management believes involve a high degree of judgment and complexity, and that, in turn, could materially affect our consolidated financial statements if various estimates and assumptions made in connection with the application of such policies were changed significantly. The preparation of our consolidated financial statements requires that we make certain estimates and judgments that affect the amounts reported and disclosed in our consolidated financial statements and related notes. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

In assessing potential impairment of the intangible assets and goodwill recorded in connection with the MFS acquisition as of December 31, 2012, we considered the likelihood of future cash flows attributable to such assets, including but not limited to cash received from Boeing and the probability and extent of MFS’s participation in the DHS’s BioWatch Generation 3 program, for which a final Request for Proposal for Stage 1 of the procurement is expected to be released by the second quarter of 2013. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets or goodwill exists as of December 31, 2012.

Stock-Based Compensation

Stock-based compensation expense is recognized using the fair-value based method for all awards granted. Compensation expense for employees is recognized over the requisite service period based on the grant-date fair value of the awards. Forfeitures of stock-based grants are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

We continue to fully recognize our tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. We have analyzed our filing positions in all of the foreign, federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, we have not recorded a tax liability and have no unrecognized tax benefits as of December 31, 2012 or 2011.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2012. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2012 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO has concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our directors, their ages and business experience, as of March 31, 2013, are set forth below:

Name	Positions with the Company
William J. Caragol	Chairman, Chief Executive Officer, and Acting Chief Financial Officer
Jeffrey S. Cobb	Director
Barry M. Edelstein	Director
Michael E. Krawitz	Director
Ned L. Siegel	Director

William J. Caragol, 46, has served as our chief executive officer since August 26, 2011 and as our chairman of the Board of Directors since December 6, 2011 and previously served as our president from May 2007 until August 26, 2011, our chief financial officer from August 2006 through August 26, 2011, and treasurer since December 2006.  Since September 28, 2012, Mr. Caragol has also been our acting chief financial officer.  Mr. Caragol served as Steel Vault’s president and a member of its Board of Directors from December 3, 2008 and as acting chief financial officer from October 24, 2008 until November 11, 2009 when Steel Vault became our wholly-owned subsidiary. Mr. Caragol served as acting chief executive officer of Steel Vault from October 24, 2008 until December 3, 2008 when he was appointed chief executive officer. Mr. Caragol serves on the board of directors of VeriTeQ Corporation and on the Board of Trustees of Saint Andrews School.  Mr. Caragol served as a member of the Board of Directors of Gulfstream International Group, Inc. from September to October 2010.  He is a member of the American Institute of Certified Public Accountants and graduated from the Washington & Lee University with a bachelor of science in Administration and Accounting. The Board of Directors nominated Mr. Caragol as a director because of his past experience as a senior executive of other companies in the technology industry and because he holds the position of chief executive officer.

Jeffrey S. Cobb, 51, has served as a member of our Board of Directors since March 2007. Since April 2004, Mr. Cobb is the chief operating officer of IT Resource Solutions.net, Inc. Mr. Cobb served as a member of the board of directors of Steel Vault from March 2004 through July 22, 2008. Mr. Cobb earned his bachelor of science in Marketing and Management from Jacksonville University. Mr. Cobb was nominated to the Board of Directors because of his management and business development experience in technology companies.

Barry M. Edelstein, 49, has served as a member of our Board of Directors since January 2008. Mr. Edelstein serves as managing partner of Structured Growth Capital, Inc., a boutique investment banking firm since January 2009. Mr. Edelstein served as acting president and chief executive officer of Destron Fearing Corporation (formerly known as Digital Angel Corporation), or Destron Fearing, from August 2007 until December 2007. Mr. Edelstein has served as the chairman of ScentSational Technologies, LLC since 2002. Mr. Edelstein has a bachelor’s degree in business administration from Drexel University and received his law degree from Widener University School of Law. Mr. Edelstein was nominated to the Board of Directors because of his past experience as a president and chief executive officer, as well as his years of oversight and senior management experience.

Michael E. Krawitz, 43, has served as a member of our Board of Directors since November 2008. He currently serves as chief executive officer of PEAR, LLC, a provider of green retrofitting and renewable energy since February 2011. From July 2010 until February 2011, he served as chief executive officer of Florida Sunshine Investments I, Inc. He previously served as the chief executive officer and president of Digital Angel Corporation from December 2006 to December 2007, executive vice president from March 2003 until December 2006, and as a member of its board of directors from July 2007 until December 2007. Mr. Krawitz served as a member on the board of directors of Steel Vault from July 23, 2008 until November 11, 2009. Mr. Krawitz earned a bachelor of arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994. Mr. Krawitz was nominated to the Board of Directors due to his past experience as a chief executive officer of Digital Angel, our former parent company, as well as his experience as an attorney.

Ned L. Siegel, 61, has served as a member of our Board of Directors since February 2011.  He has served as President of the Siegel Group, Inc. since September 1997, and Managing Member of the Siegel Consulting Group, LLC since November 2009, which provide real estate development and realty management services.  From October 2007 until January 2009, he served as United States Ambassador to the Commonwealth of the Bahamas. Mr. Siegel was appointed Vice Chairman of Alternative Fuels Americas, Inc. in January of 2011. Mr. Siegel earned a bachelor of arts degree from the University of Connecticut in 1973 and a juris doctorate from the Dickinson School of Law in 1976.  Mr. Siegel was nominated to the Board of Directors due to his past experience with government appointments and services and his managerial experience.

Executive Officers

Our executive officer, his age and positions, as of March 31, 2013, is set forth below:

Name	Age	Position
William J. Caragol	46	Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer

A summary of the business experience of Mr. Caragol is set forth above.

Audit Committee

Our audit committee currently consists of Barry M. Edelstein, Jeffrey S. Cobb and Ned L. Siegel. Mr. Edelstein chairs the audit committee. Our Board of Directors has determined that each of the members of our audit committee is “independent,” as defined under, and required by, the federal securities laws and the rules of the SEC, including Rule 10A-3(b)(i) under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Although we are no longer listed on the Nasdaq Capital Market, each of the members of our audit committee is “independent” under the listing standards of the Nasdaq Capital Market. Our Board of Directors has determined that Mr. Edelstein qualifies as an “audit committee financial expert” under applicable federal securities laws and regulations. A copy of the current audit committee charter is available on our website at www.positiveidcorp.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. Based solely on a review of copies of such forms and written representations from  our directors, executive officers and 10% owners, we believe that for the fiscal year of 2012, all of our directors, executive officers and 10% owners were in compliance with the disclosure requirements of Section 16(a).

Code of Business Conduct and Ethics

Our Board of Directors has approved and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board of Directors has also approved and we have adopted a Code of Ethics for Senior Financial Officers (the “Code for SFO”), which applies to our chief executive officer and chief financial officer. The Code of Conduct and the Code for SFO are available upon written request to PositiveID Corporation, Attention: Secretary, 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. The audit committee of our Board of Directors is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2011 and 2012 by:

●	each person who served as our chief executive officer in 2012; and
●	each person who served as our chief financial officer in 2012.

We had no other executive officers during any part of 2012. We refer to these officers collectively as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

William J. Caragol Chairman, Chief	2012	275,000	(1)	—		50,000	(2)	—		—	47,647	(3)	372,647
Executive Officer and Acting Chief Financial Officer	2011	242,308		500,000	(4)	475,000	(5)	—		—	49,750	(6)	1,267,058

Bryan D. Happ Former Chief Financial	2012	127,146	(7)	102,500	(8)	—		56,577	(9)	—	189,195	(10)	475,418
Officer	2011	83,077		—		—		178,804	(11)	—	—		261,881

(1)	Represents the $275,000 salary pursuant to Mr. Caragol’s employment contract. Of this amount $138,558 was paid during 2012, and the remainder was deferred.
(2)	Represents fair value at date of issuance, of 2,500,000 shares of our common stock.
(3)
The amount shown includes (i) $248 in respect of long-term disability insurance provided to Mr. Caragol; (ii) $25,000 for an expense allowance, which amount was deferred and not paid during 2012; and (iii) $22,399 for an automobile lease, insurance and gasoline expenses.

(4)
Represents a $125,000 discretionary bonus paid in cash and a $375,000 bonus earned but unpaid at December 31, 2012.  On January 8, 2013, $300,000 of this bonus was converted into 18,472,907 shares of restricted common stock.

(5)	Represents the aggregate grant date fair value, of 2,500,000 shares of our common stock.
(6)
The amount shown includes (i) $1,582 in respect of long-term disability insurance provided to Mr. Caragol; (ii) $25,000 for an expense allowance; and (iii) $23,168 for an automobile lease, insurance and gasoline expenses.

(7)	Represents accrued salary of $127,146 for Mr. Happ through his termination on September 28, 2012, As of December 31, 2012, $49,523 of this amount has not been paid.
(8)	Represents the aggregate fair value of bonus paid in the form of 5,000,000 shares of our common stock.
(9)
Represents the aggregate grant date fair value of options for the purchase of 1,350,000 shares of our common stock at an exercise price of $0.04 per share and 150,000 shares of our common stock at an exercise price of $0.07 per share.

(10)
The amount shown includes $195 in respect of long-term disability insurance and $189,000 of severance related to the termination of his employment in September 2012 (see narrative below). As of December 31, 2012, this amount was unpaid.

(11)	Represents the aggregate grant date fair value, of options for the purchase of 900,000 shares of our common stock at an exercise price of $0.23 per share.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure

Executive Employment Arrangements

2011 Executive Employment Arrangements

On November 10, 2010, our Compensation Committee approved a five year employment and non-compete agreement for Mr. Caragol. Beginning in 2011, Mr. Caragol began receiving a base salary of $225,000.  His salary was set to increase a minimum of 5% per annum during each calendar year of the term.  During the term, Mr. Caragol was due to receive a minimum annual bonus for each calendar year of the term in an amount equal to a minimum of one (1) times such executive’s base salary.  Additionally, the Compensation Committee has the authority to approve a discretionary bonus for each year of the term. In 2010, Mr. Caragol received 750,000 shares of restricted stock, under the PositiveID Corporation 2009 Stock Incentive Plan. These restricted shares vested according to the following schedule: (i) 50% vest on January 1, 2012; and (ii) 50% vest on January 1, 2013. Mr. Caragol’s rights and interests in the unvested portion of the restricted stock were subject to forfeiture in the event he resigned prior to January 1, 2013 or was terminated for cause prior to January 1, 2013, with said cause being defined as a conviction of a felony or such person being prevented from providing services to us as a result of such person’s violation of any law, regulation and/or rule. Mr. Caragol is also entitled to Company-paid health insurance and disability insurance, non-allocable expenses of $25,000, and is entitled to use of an automobile leased by us and other automobile expenses, including insurance, gasoline and maintenance costs.

If Mr. Caragol’s employment is terminated prior to the expiration of the term of his employment agreement, certain significant payments become due. The amount of such payments depends on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of five times the then current base salary and five times the average bonus paid to Mr. Caragol for the three full calendar years immediately prior to the change of control.  Any outstanding stock options or restricted shares held by the executive as of the date of his termination or a change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option.  Upon a change of control, we must continue to pay all lease payments on the vehicle then used by executive. The employment agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through two years from the date the employment agreement is terminated.

On September 30, 2011, our Compensation Committee approved a two year employment and non-compete agreement for Bryan D. Happ, our chief financial officer. Under the employment agreement, Mr. Happ was to receive a base salary of $180,000, subject to a minimum increase of 5% per annum during each calendar year of the term.  During the term, Mr. Happ was eligible to receive a discretionary bonus for each year of the term with a target incentive compensation between 50% and 100% of his base salary then being paid. Mr. Happ was also entitled to receive Company-paid health and disability insurance during the term of the employment agreement.  If Mr. Happ’s employment was terminated prior to the expiration of the term, certain payments were to become due.  The amount of such payments depended on the nature of the termination and whether the termination occurred before or after one year from the date of the employment agreement. In the event Mr. Happ was terminated without cause on or before one year from the date of the employment agreement, Mr. Happ was entitled to one times his then current base salary and any bonus paid by us within one year from the date of the employment agreement. In the event Mr. Happ was terminated without cause after one year from the date of the employment agreement, Mr. Happ was entitled to two times his then current base salary and the average bonus paid by us within the last two calendar years (or such lesser period if the employment agreement is terminated less than two years from the date of the employment agreement).

Amendments to 2011 Executive Employment Arrangements

Mr. Caragol's annual base salary was increased from $225,000 to $275,000 in connection with his appointment as our chief executive officer effective August 26, 2011.

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Amendment”), between us and William J. Caragol, our chief executive officer, in connection with Mr. Caragol’s assumption of the position of chairman of the Board of Directors effective December 6, 2011. The First Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between us and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000  to be paid beginning January 1, 2012 in twelve (12) equal monthly payments.   This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 18,472,907 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 remains deferred.  In addition, the First Amendment amends the change of control provision by increasing the multiplier from 3 to 5 and capping any change in control compensation to 10% of the transaction value.  The First Amendment also obligates us to grant to Mr. Caragol an aggregate of 12,500,000 shares of restricted stock over a 4 year period as follows: (i) 2,500,000 shares upon execution of the First Amendment, which shall vest on January 1, 2014, (ii) 2,500,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 2,500,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 2,500,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 2,500,000 shares on January 1, 2015, which shall vest on January 1, 2016.   We and Mr. Caragol agreed to delay the issuance of the first and second restricted share grants, for a total of 5,000,000 shares, until we had available shares under one of our stock incentive plans. The restricted shares were granted on October 4, 2012. Upon a change in control or in the event that Mr. Caragol terminates his employment for “constructive termination” (as such term is defined his employment agreement) or in the event we terminate his employment without cause, the restricted stock described above shall be issued within five (5) business days of such triggering event and all of the restricted stock shall vest immediately. If Mr. Caragol resigns, is terminated for cause, or his employment is terminated due to his death or disability, Mr. Caragol will forfeit the restricted shares discussed above.

On September 28, 2012, the employment of Bryan D. Happ, our chief financial officer terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, we and Mr. Happ entered into a Separation Agreement and General Release (the “Separation Agreement”) on September 28, 2012. Pursuant to the Separation Agreement, Mr. Happ is due to receive payments totaling $404,423 (the “Compensation”), consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid with 5,000,000 shares of our restricted common stock (such shares not issued under a stockholder approved plan) and $304,423 will be paid in cash. The cash balance of $304,423 will be repaid at a rate of $3,700 per bi-weekly pay period, subject to accelerated payment under certain events.  As of March 31, 2013, we have paid $94,335 of the cash balance to Mr. Happ.

Also effective September 28, 2012, we appointed William J. Caragol, our chairman and chief executive officer, as our acting chief financial officer.

Outstanding Equity Awards as Of December 31, 2012

The following table provides information as of December 31, 2012 regarding unexercised stock options and restricted stock outstanding held by Messrs. Caragol and Happ:

Outstanding Equity Awards as Of December 31, 2012

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

William J. Caragol	50,000	—	—	$10.00	8/21/2016	—	—	—	—
	—	—	—	—	—	5,000,000	$92,500	—	—
	—	—	—	—	—	—	—	7,500,000	$138,750
Bryan D. Happ	900,000	—	—	$0.23	8/31/2021	—	—	—	—
	150,000	—	—	$0.07	4/24/2022	—	—	—	—
	1,350,000	—	—	$0.04	6/6/2022	—	—	—	—

(1)
Pursuant to Mr. Caragol’s employment agreements we are obligated to grant to Mr. Caragol an aggregate of 12,500,000 shares of restricted stock over a 4 year period as follows: (i) 2,500,000 shares upon execution of the agreement, which shall vest on January 1, 2014, (ii) 2,500,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 2,500,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 2,500,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 2,500,000 shares on January 1, 2015, which shall vest on January 1, 2016. Upon a change in control or in the event that Mr. Caragol terminates his employment for “constructive termination” (as such term is defined his employment agreement) or in the event we terminate his employment without cause, the restricted stock described above shall be issued within five (5) business days of such triggering event and all of the restricted stock shall vest immediately. If Mr. Caragol resigns, is terminated for cause, or his employment is terminated due to his death or disability, Mr. Caragol will forfeit the restricted shares discussed above.

(2)	Computed by multiplying the closing market price of a share of our common stock on December 31, 2012, or $0.0185, by the number of shares of common stock that have not vested.

Director Compensation

The following table provides compensation information for persons serving as members of our Board of Directors during 2012:

2012 Director Compensation

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Jeffrey S. Cobb	20,000	—	28,108	—	—	—	48,108
Barry M. Edelstein	30,000	—	28,108	—	—	—	58,108
Michael E. Krawitz	30,000	—	28,108	—	—	—	58,108
Ned L. Siegel	20,000	—	35,135	—	—	—	55,135

(1)	The dollar amount of these awards reflected in the table represents the aggregate grant date fair value.
(2)
During 2012 these fees were deferred in their entirety. These fees are comprised of $5,000 per quarter, per director. Mr. Edelstein and Mr. Krawitz as chairs of the audit committee and compensation committee, respectively, received $2,500 per quarter in addition to the base fee.

(3)	On June 6, 2012, Mr. Cobb was granted options to purchase 800,000 shares of our common stock. These shares vested on January 1, 2013.
(4)	On June 6, 2012, Mr. Edelstein was granted options to purchase 800,000 shares of our common stock. These shares vested on January 1, 2013.
(5)	On June 6, 2012, Mr. Krawitz was granted options to purchase 800,000 shares of our common stock. These shares vested on January 1, 2013.
(6)	On June 6, 2012, Mr. Siegel was granted options to purchase 1,000,000 shares of our common stock. Of these shares 900,000 vested on January 1, 2013 and 100,000 vest on January 1, 2014.

On February 21, 2013, the Board of Directors approved the 2013 Board Compensation Plan, effective January 1, 2013, which included: (i) quarterly compensation of $5,000 to each director, (ii) quarterly compensation of $2,500 for the chairs of the audit and compensation committees, (iii) a per meeting fee of $2,000 for each in person Board meeting and $1,000 for each telephonic meeting, and (iv) a Tax Equalization plan, granting tax equalization payments to the Board members totaling $510,000.  The fees and equalization payments will be made at such time as we have a reasonable level of working capital.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information regarding options and rights outstanding under equity our compensation plans as of December 31, 2012:

Plan Category(1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	10,419,870	$0.43	6,583,901
Equity compensation plans not approved by security holders(2)	313,122	$6.83	—
Total	10,732,992	$0.63	6,583,901

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 6 to our consolidated financial statements for the year ended December 31, 2012.
(2)
We have made grants outside of our equity plans and have outstanding warrants exercisable for 11,581,777 shares of our common stock. These warrants were granted as an inducement for financing or for the rendering of consulting services.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 31, 2013 by:

●	each of our directors;

●	each of our named executive officers;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2013 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 364,664,476 shares of our common stock outstanding as of March 31, 2013. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o PositiveID Corporation, 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)
Five Percent Stockholders:
William J. Caragol (1)	39,097,907	10.7%
Ironridge Global Technology Co., a division of Ironridge Global IV, Ltd. (2)	36,429,981	9.9%

Named Executive Officers and Directors:
William J. Caragol (1)	39,097,907	10.7%
Jeffrey S. Cobb (3)	2,813,750	*
Barry M. Edelstein (4)	2,945,000	*
Michael E. Krawitz (5)	3,970,000	1.1%
Ned L. Siegel (6)	4,176,900	1.1%
Bryan D. Happ (7)	7,400,00	**
Executive Officers and Directors as a group (5 persons)(8)	53,003,557	14.4%

*   Less than 1%
** Mr. Happ is the former chief financial officer and his beneficial ownership is not included in the ownership of Executive Officers and Directors as a group.

(1)
Mr. Caragol beneficially owns 39,097,907 shares, which includes 250,000 shares issuable upon the exercise of warrants and 50,000 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 31, 2013. Mr. Caragol has sole voting power over 39,097,907 shares of our common stock. Mr. Caragol has sole dispositive power over 3,125,000 shares of our common stock. Mr. Caragol lacks dispositive power over 35,972,907 shares which are restricted as to transfer until January 1, 2014 (2,500,000 shares), January 1, 2015 (5,000,000 shares), and January 1, 2016 (28,472,907 shares).

(2)
Ironridge Global Partners, LLC (“IGP”), and IGP’s managing members Brendan T. O’Neil, Richard H. Kreger, John C. Kirkland and Keith Coulston may be deemed to beneficially own shares of common stock beneficially owned by Ironridge Global IV, Ltd. (“IV”) and shares of common stock beneficially owned by Ironridge Global III, LLC (“III”), including shares issuable to III upon conversion of the Series F Preferred Stock. The address of the principal business office of IV is Harbour House, Waterfront Drive, P.O. Box 972, Road Town, Tortola, British Virgin Islands VG1110. The address of the principal business office of IGP, III, and Messrs. O’Neil, Kreger and Coulston is 425 California Street, Suite 1010, San Francisco, California 94104. The address of the principal business office of Mr. Kirkland is 881 Alma Real Drive, Suite 305, Los Angeles, California 90272. Voting and dispositive power with respect to the shares owned by IV is exercised by David Sims and Peter Cooper, Directors. Voting and dispositive power with respect to shares of our common stock owned by III is exercised by Mr. O’Neil and Mr. Coulston. However, for so long as III or IV or any of their affiliates (“Ironridge”) hold any shares of our common stock, they are prohibited from, among other actions: (1) voting any shares of our common stock owned or controlled by them, or soliciting any proxies or seeking to advise or influence any person with respect to any voting securities of the issuer; (2) engaging or participating in any actions or plans that relate to or would result in, among other things, (a) acquiring additional securities of us, alone or together with any other person, which would result in them collectively beneficially owning or controlling, or being deemed to beneficially own or control, more than 9.99% of our total outstanding common stock or other voting securities, (b) an extraordinary corporate transaction such as a merger, reorganization or liquidation, (c) a sale or transfer of a material amount of assets, (d) changes in our present board of directors or management, (e) material changes in our capitalization or dividend policy, (f) any other material change in our business or corporate structure, (g) actions which may impede the acquisition of control us by any person or entity, (h) causing a class of our securities to be delisted, (i) causing a class of our equity securities to become eligible for termination of registration; or (3) any actions similar to the foregoing.

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

For purposes of calculating the percent of class, we have assumed that there were a total of 364,664,476 shares of our common stock outstanding such that 36,429,981 shares beneficially owned would represent approximately 9.99% of the outstanding common stock after such issuance. The 9.99% ownership limitation does not prevent Ironridge from selling some of its holdings and then receiving additional shares.  In this way, Ironridge could sell more than the 9.99% ownership limitation while never holding more than this limit. The Series F Preferred Stock has a provision precluding III from converting any shares of Series F Preferred Stock if such conversion would result in Ironridge being deemed to beneficially own or control more than 9.99% of our outstanding common stock. Subject to the foregoing overall limitation, shares include (1) 4,785,694 shares of common stock beneficially owned by Ironridge, (2) 31,644,287 shares of common stock issuable upon conversion of 500 shares of the Series F Preferred Stock, and (3) a number of shares of common stock issuable upon conversion of any additional shares of Series F Preferred Stock that we may choose to issue in lieu of cash as payment of the 7.65% dividends on the Series F Preferred Stock.

(3)
Includes 1,870,000 shares of our common stock and 943,750 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 31, 2013. Mr. Cobb lacks dispositive power over 1,500,000 shares, which are restricted until January 1, 2016.

(4)
Includes 1,870,000 shares of our common stock and 1,075,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 31, 2013. Mr. Edelstein lacks dispositive power over 1,500,000 shares, which are restricted until January 1, 2016.

(5)
Includes 3,070,000 shares of our common stock and 900,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 31, 2013. Mr. Krawitz lacks dispositive power over 2,500,000 shares, which are restricted until January 1, 2016.

(6)
Includes 3,276,900 shares of our common stock and 900,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 31, 2013. Mr. Siegel lacks dispositive power over 3,000,000 shares, which are restricted until January 1, 2016.

(7)
Includes 5,000,000 shares of our common stock and 2,400,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 31, 2013.  Mr. Happ is our former chief officer and his ownership information is as of September 28, 2012.

(8)
Includes shares of our common stock beneficially owned by current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 31, 2013, in each case as set forth in the footnotes to this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2011, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Related Party Transactions

VeriTeQ Transaction

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ”), which is owned and controlled by our former chairman and chief executive officer, Scott Silverman, and another board member purchased all of the outstanding capital stock of PositiveID Animal Health (“Animal Health”) in exchange for a secured promissory note in the amount of $200,000 (the “Note”) and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest, to which no value was ascribed. The Note accrues interest at 5% per annum. Payments under the Note were to begin on January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note is secured by substantially all of the assets of Animal Health pursuant to a security agreement dated January 11, 2012 (the “VeriTeQ Security Agreement”).

In connection with the sale, we entered into a license agreement with VeriTeQ dated January 11, 2012 (the “Original License Agreement”) which granted VeriTeQ a non-exclusive, perpetual, non-transferable, license to utilize our bio-sensor implantable radio frequency identification (RFID) device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System” (the “Patent”) for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management.  Pursuant to the Original License Agreement, we were to receive royalties in the amount of 10% on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of 20% on gross revenues that are generated under the Development and Supply Agreement between us and Medical Components, Inc. (“Medcomp”) dated April 2, 2009, to be calculated quarterly with royalty payments due within 30 days of each quarter end. The total cumulative royalty payments under the agreement with Medcomp will not exceed $600,000.

We also entered into a shared services agreement with VeriTeQ on January 11, 2012 (the “Shared Services Agreement”), pursuant to which we agreed to provide certain services to VeriTeQ in exchange for $30,000 per month.  The term of the Shared Services Agreement commenced on January 23, 2012. The first payment for such services is not payable until VeriTeQ receives gross proceeds of a financing of at least $500,000. On June 25, 2012, the Shared Services Agreement was amended, pursuant to which all amounts owed to us under the Shared Services Agreement as of May 31, 2012 were converted into shares of common stock of VeriTeQ. In addition, effective June 1, 2012, the level of shared services was decreased and the monthly charge for the shared services under the Shared Services Agreement was reduced from $30,000 to $12,000. Furthermore, on June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VeriTeQ meeting certain minimum royalty requirements as follows: 2013 - $400,000; 2014 - $800,000; and 2015 and thereafter - $1,600,000.

On August 28, 2012, we entered into an Asset Purchase Agreement with VeriTeQ (the “VeriTeQ Asset Purchase Agreement”), whereby VeriTeQ purchased all of the intellectual property, including patents and patents pending, related to our embedded biosensor portfolio of intellectual property. Under the VeriTeQ Asset Purchase Agreement, we are to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the embedded biosensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. In 2012, there are no minimum royalty requirements. Minimum royalty requirements thereafter, and through the remaining life of any of the patents and patents pending, are identical to the minimum royalties due under the Original License Agreement.

Simultaneously with the VeriTeQ Asset Purchase Agreement, we entered into a license agreement with VeriTeQ which granted us an exclusive, perpetual, transferable, worldwide and royalty-free license to the Patent and patents pending that are a component of the GlucoChip in the fields of blood glucose monitoring and diabetes management. In connection with the VeriTeQ Asset Purchase Agreement, the Original License Agreement, as amended June 26, 2012, was terminated. Also on August 28, 2012, the VeriTeQ Security Agreement was amended, pursuant to which the assets sold by us to VeriTeQ under the VeriTeQ Asset Purchase Agreement and the related royalty payments were added as collateral under the Security Agreement.

On August 28, 2012, the Shared Services Agreement was further amended, pursuant to which, effective September 1, 2012, the level of services provided was decreased and the monthly charge for the shared services under the Shared Services Agreement was reduced from $12,000 to $5,000.

Caragol Note

On September 7, 2012, we issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), our chairman and chief executive officer, in connection with a $200,000 loan to us by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. We agreed to accelerate the repayment of principal and interest in the event that we raise at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of our assets of pursuant to a Security Agreement between us and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon our insolvency, bankruptcy, or dissolution. As of December 31, 2012, the Company has paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment on December 18, 2012. Additionally, we and Caragol terminated the Caragol Security Agreement effective January 16, 2013. As of March 31, 2013, the outstanding principal and interest on the Caragol Note was $101,431.

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

On September 7, 2012, we issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), our chairman and chief executive officer, in connection with a $200,000 loan to us by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. We agreed to accelerate the repayment of principal and interest in the event that we raise at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of our assets of pursuant to a Security Agreement between us and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon our insolvency, bankruptcy, or dissolution. As of December 31, 2012, the Company has paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment on December 18, 2012.  Additionally, we and Caragol terminated the Caragol Security Agreement effective January 16, 2013. As of March 31, 2013, the outstanding principal and interest on the Caragol Note was $101,431.

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

ITEM 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2012 and 2011, fees for audit and audit related services were as follows:

	2012	2011

Audit Fees	$140,000	$122,000
Audit Related Fees	86,000	102,000
All Other Fees	--	--
Total Fees	$226,000	$224,000

Audit related fees for 2012 and 2011 include review of registration statements and other SEC filings, and for 2011 also includes fees related to the audit of MFS. Audit and audit related services are provided by EisnerAmper LLP.

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

All services provided by and all fees paid to EisnerAmper LLP in fiscal 2012 and 2011 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

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

POSITIVEID CORPORATION

Date: April 16, 2013	By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Caragol	Chief Executive Officer, Chairman	April 16, 2013
William J. Caragol	of the Board and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey S. Cobb	Director	April 16, 2013
Jeffrey S. Cobb

/s/ Barry M. Edelstein	Director	April 16, 2013
Barry M. Edelstein

/s/ Michael E. Krawitz	Director	April 16, 2013
Michael E. Krawitz

/s/ Ned L. Siegel	Director	April 16, 2013
Ned L. Siegel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PositiveID Corporation

We have audited the accompanying consolidated balance sheets of PositiveID Corporation (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2012. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PositiveID Corporation as of December 31, 2012 and 2011, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2012 the Company has a working capital deficiency and an accumulated deficit. Additionally, the Company has incurred operating losses since its inception and expects operating losses to continue during 2013. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York
April 16, 2013

POSITIVEID CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2012	December 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$111	$28
Prepaid expenses and other current assets	37	82
Total Current Assets	148	110

Equipment, net	24	44
Pre-paid tax advance	738	—
Goodwill	510	510
Intangibles, net	980	1,385
Other assets	11	417
Total Assets	$2,411	$2,466

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$967	$1,020
Deferred revenue	1,000	—
Accrued expenses and other current liabilities	1,350	1,375
Short-term debt, net of discount	221	—
Note payable	716	—
Warrant liability	93	—
Accrued preferred stock dividends payable	99	24
Tax contingency	337	400
Total Current Liabilities	4,783	2,819

Contingent earn-out liability	645	538
Tax contingency	743	—
Stock obligation to related party	—	4,879

Commitments and contingencies

Stockholders’ Equity (Deficit):
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – 776 and 1,500 shares issued and outstanding at December 31, 2012 and 2011,respectively; liquidation preference of $876 and $1,524 , at December 31, 2012 and 2011, respectively	—	—
Common stock, 470,000,000 shares authorized, $.01 par value; 238,529,351 and 53,997,779 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,385	540
Additional paid-in capital	105,448	82,042
Accumulated deficit	(111,329)	(86,102)
	(3,496)	(3,520)
Note receivable for shares issued	(264)	(2,250)
Total Stockholders’ Deficit	(3,760)	(5,770)
Total Liabilities and Stockholders’ Deficit	$2,411	$2,466

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011

Revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Selling, general and administrative	6,541	10,849
Research and development	861	784
Impairment of capitalized cost	357	—
Stock compensation to related party (see Note 9)	—	4,879
Total operating expenses	7,759	16,512
Operating loss from continuing operations	(7,759)	(16,512)

Other income (expense), net	(224)	88
Loss from continuing operations	(7,983)	(16,424)

Discontinued operations:
Income (loss) from discontinued operations	(10)	498
Impairment of goodwill	—	(555)
Total loss from discontinued operations	(10)	(57)
Net loss	(7,993)	(16,481)

Preferred stock dividends	(75)	(221)
Beneficial conversion dividend on preferred stock	(17,234)	—
Net loss attributable to common stockholders	$(25,302)	$(16,702)

Loss from continuing operations per common share attributable to common stockholders	$(0.18)	$(0.43)
Loss from discontinued operations per common share	—	—
Loss per common share attributable to common stockholders – basic and diluted	$(0.18)	$(0.43)
Weighted average shares outstanding – basic and diluted	137,381	38,490

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2012 and 2011
(In thousands)

	Preferred Stock		Common Stock		Additional		Note Receivable For	Total Stockholders’
	Shares (not in thousands)	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares Issued	Equity (Deficit)

Balance at January 1, 2011	230	$—	33,047	$330	$74,002	$(69,621)	$(3,105)	$1,606
Net loss	—	—	—	—	—	(16,481)	—	(16,481)
Stock based compensation	—	—	3,420	34	3,400	—	—	3,434
Issuance of Series B Preferred shares	190	—	—	—	1,900	—	—	1,900
Issuance of common stock for note receivable	—	—	3,673	37	2,528	—	(2,565)	—
Common stock issued pursuant to acquisition of Easy Check	—	—	200	2	112	—	—	114
Issuance of Series C Preferred shares, net of costs	140	—	—	—	1,228	—	—	1,228
Redemption of Series B Preferred shares	(420)	—	—	—	(5,465)	—	5,670	205
Issuance of common stock pursuant to acquisition of MicroFluidic Systems	—	—	3,346	34	1,212	—	—	1,246
Issuance of Series F Preferred shares, net of costs	1,500	—	—	—	883	—	—	883
Issuance of common stock for cash and note receivable	—	—	6,812	68	2,432	—	(2,250)	250
Common stock issued for Series C Preferred conversion	(140)	—	3,500	35	31	—	—	66
Accrual of preferred stock dividends	—	—	—	—	(221)	—	—	(221)
Balance at December 31, 2011	1,500	$—	53,998	$540	$82,042	$(86,102)	$(2,250)	$(5,770)
Net loss	—	—	—	—	—	(7,993)	—	(7,993)
Stock based compensation	—	—	24,800	248	1,473	—	—	1,721
Issuance of Series F Preferred shares, net of costs	600	—	—	—	100	—	—	100
Issuance of Series H Preferred shares, net of costs	500	—	500	5	381	—	—	386
Common stock issued for Series F Preferred conversion	(1,324)	—	79,616	796	(846)	—	1,986	1,936
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	15,525	(15,525)	—	—
Common stock issued for Series H Preferred conversion and payment of Ironridge note receivable	(500)	—	14,725	147	(147)	—	—	—
Beneficial conversion dividends for Series H Preferred conversion	—	—	—	—	1,709	(1,709)	—	—

Issuance of Common Stock pursuant to Ironridge stock purchase agreement	—	—	25,000	250	127	—	—	377
Issuance of common stock pursuant to acquisition of MicroFluidic Systems	—	—	460	5	64	—	—	69
Issuance of Common Stock in satisfaction of related party stock obligations	—	—	34,080	341	5,000	—	—	5,341
Issuance of Common Stock for Optimus loaned shares	—	—	3,500	35	(35)	—	—	—
Cost of debt related to financing agreement	—	—	1,850	18	20	—	—	38
Beneficial conversion factor on Debt discount related to financing agreement	—	—	—	—	50	—	—	50
Debt discount related to financing agreement	—	—	—	—	66	—	—	66
Issuance of warrant pursuant to financing agreement, at fair value	—	—	—	—	(93)	—	—	(93)
Issuance of warrant pursuant to advisory agreement	—	—	—	—	87		—	87
Accrual of preferred stock dividends	—	—	—	—	(75)	—	—	(75)
Balance at December 31, 2012	776	$—	238,529	$2,385	$105,448	$(111,329)	$(264)	$(3,760)

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(7,993)	$(16,481)
Add: Loss from discontinued operations	10	57
Loss from continuing operations	(7,983)	(16,424)
Adjustments to reconcile loss from continuing operations to net cash provided by/(used in) operating activities:
Depreciation and amortization	431	272
Stock-based compensation	1,721	3,434
Stock issued to advisor for acquisition	69	365
Warrants issued to advisors	87	—
Stock compensation to related party	—	4,879
In-process research and development expense	—	114
Impairment of capitalized cost	357	—
Impairment of goodwill	—	555
Increase (decrease) in fair value of contingent earn-out liability	107	(212)
Changes in operating assets and liabilities:
(Decrease) increase in prepaid expenses and other current assets	36	(258)
Increase in accounts payable and accrued expenses	1,139	1,136
Increase in deferred revenue	1,000	—
Net cash used in discontinued operations	(10)	(540)
Net cash used in operating activities	(3,046)	(6,679)
Cash flows from investing activities:
Acquisition of MicroFluidic Systems	—	(24)
Proceeds from sale of NationalCreditReport.com	—	675
Proceeds from sale of equipment	—	54
Purchase of equipment	(5)	(23)
Net cash provided by (used in) investing activities	(5)	682
Cash flows from financing activities:
Proceeds from equity financings, net of fees	2,791	4,261
Proceeds from debt financing, net of fees	343	—
Net cash provided by financing activities	3,134	4,261
Net increase/(decrease) in cash and cash equivalents	83	(1,736)
Cash and cash equivalents, beginning of year	28	1,764
Cash and cash equivalents, end of year	$111	$28

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
1.   Organization and Basis of Presentation

PositiveID (the “Company” or “PositiveID”), through its wholly owned subsidiary MicroFluidic Systems (“MFS”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing. The Company, through MFS, also develops fully automated pathogen detection systems and assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  MFS is also developing automated pathogen detection systems for rapid diagnostics, both for clinical and point of need applications.

PositiveID is a Delaware corporation formed in 2001. The Company commenced operations in 2002 as VeriChip Corporation. In 2007, the Company completed an initial public offering of its common stock.

In July 2008, the Company completed the sale of all of the outstanding capital stock of its subsidiary, Xmark Corporation (“Xmark”), which at the time was principally all of the Company’s operations to Stanley Canada Corporation (“Stanley”), a wholly-owned subsidiary of Stanley Black and Decker. The sale transaction was closed for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million, which was adjusted to $2.8 million at settlement of the escrow. Under the terms of the stock purchase agreement, $43.4 million of the proceeds were paid at closing and $4.4 million was released from escrow in July 2009. As a result, the Company recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until the escrow was settled in 2009.

Following the completion of the sale, the Company retired all of its outstanding debt for a combined payment of $13.5 million and settled all contractual payments to Xmark’s and the Company’s officers and management for $9.1 million. In August 2008, the Company paid a special dividend to its stockholders of $15.8 million.

In November 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively are referred to as “Digital Angel.” The terms of the APA included the Company’s purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. The Company also received covenants from Digital Angel Corporation and Destron Fearing that will permit the use of intellectual property of Digital Angel related to the Company’s health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. The Company paid Digital Angel $500,000 at the closing of the APA, which was recorded in the financials as research and development expense.

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

In February 2010, the Company acquired the assets of Easy Check Medical Diagnostics, LLC (“Easy Check”), which included the glucose breath analysis system and the iglucose wireless communication system. The Company issued 300,000 shares of common stock in February 2010, with a fair value of $351,000, as consideration for the purchase.  The purchase agreement also included certain contingent payments and cash royalties based on future revenues. (See Note 4)

In May 2011, the Company entered into a Stock Purchase Agreement to acquire MFS, pursuant to which MFS became a wholly-owned subsidiary of the Company.

Beginning with the acquisition of MFS, the Company began a process to focus its operations on diagnostics and detection.  Since acquiring MFS, the Company has (i) sold substantially all of the assets of NationalCreditReport.com, which it had acquired in 2009, (ii) sold its VeriChip and HealthLink (personal health record) businesses, and (iii) entered into an exclusive license for its iglucose technology.  The Company will continue to seek either strategic partners or acquirers for its GlucoChip (glucose sensing microchip) and its glucose breath detection system.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

On August 31, 2011 we received notification that our stock was being delisted from the Nasdaq Capital Market and on September 1, 2011 our stock began trading on the OTC Bulletin Board.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2012, the Company had a working capital deficiency of approximately $4.6 million and an accumulated deficit of $111.3 million, compared to a working capital deficiency of $2.7 million and an accumulated deficit of approximately $86 million as of December 31, 2011.  The Company has incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of selling, general and administrative expenses and research and development expenses. The Company expects its operating losses to continue through 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the continued development of its products and to support working capital requirements. Until the Company is able to achieve operating profits, the Company will continue to seek to access the capital markets.  In 2012 and 2011, the Company raised approximately $7.4 million from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt.  Subsequent to year end December 31, 2012 the Company has raised approximately $1.0 million, net, from a new promissory note, convertible debt, preferred stock conversions, and its equity line financing.  Additionally, in March 2013 the Company received $750,000 under the Boeing License Agreement with Boeing and expects to receive an additional $750,000 in April 2013.  During 2013, the Company will need to raise additional capital, including capital not currently available under its current financing agreements in order to execute its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to access capital to provide funds to meet its working capital requirements for the near-term future. In addition and if necessary, the Company could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that the Company will be able to derive sufficient funding under the Ironridge facilities or be successful in negotiating additional sources of equity or credit for its long term capital needs. The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows, and result in significant dilution to the Company’s existing stockholders. The Company’s consolidated financial statements do not include any adjustments relating recoverability of assets and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Discontinued Operations

In connection with the Company’s sale of its NationalCreditReport.com business in July 2011, its results of operations have been presented as discontinued operations in the accompanying consolidated statements of operations (see Note 3). Related amounts for prior periods presented have been reclassified to conform to the current period presentation. The Company currently operates in one business segment.

2.  Summary of Significant Accounting Policies

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Although these estimates are based on knowledge of current events and actions the Company may undertake in the future, they may ultimately differ from actual results. Included in these estimates are assumptions about lives of intangible and other long-lived assets, assumptions used in Black-Scholes valuation models, estimates of the fair value of acquired assets and assumed liabilities, and the determination of whether any impairments is to be recognized on intangible, among others.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Concentration of Credit Risk

The Company maintained its cash in one financial institution during the years ended December 31, 2012 and 2011. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits. At times, cash deposits exceeded the federally insured limits.

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

Intangible Assets

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. As of December 31, 2012, customer contracts and relationships are being amortized over 3 years, patents are being amortized over 5 years, and non-compete agreements are being amortized over 2 years. Intangible assets consist of the following as of December 31, 2012 and 2011 (in thousands):

		December 31,
		2012		2011
	Gross Carrying Amount	Accumulated Amortization	Net	Accumulated Amortization	Net

Customer contracts and relationships	$230	$(121)	$109	$(45)	$185
Patents	1,223	(387)	836	(143)	1,080
Non-compete agreements	169	(134)	35	(49)	120
	$1,622	$(642)	$980	$(237)	$1,385

Amortization of intangible assets amounted to approximately $406,000 and $237,000 for the year ended December 31, 2012 and 2011 respectively. Estimated future amortization expense is as follows (in thousands):

2013	356
2014	277
2015	245
2016	102
$980

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

The Company records goodwill as the excess of the purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. The Company’s reporting units are those businesses for which discrete financial information is available and upon which segment management makes operating decisions. Goodwill of a reporting unit is tested for impairment at year-end, or between testing dates if an impairment condition or event is determined to have occurred.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

In assessing potential impairment of the intangible assets and goodwill recorded in connection with the MFS acquisition as of December 31, 2011 and 2012, management considered the likelihood of future cash flows attributable to such assets, including but not limited to the probability and extent of MFS’s participation in the Department of Homeland Security’s BioWatch Generation 3 program, for which a draft Request for Proposal was released in the first quarter of 2013. Based on its analysis, management has concluded, based on information currently available, that no impairment of the intangible assets or goodwill exists as of December 31, 2012.

Revenue Recognition

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

To the extent the Company sells products that may consist of multiple deliverables, the revenue recognition is subject to specific guidance. A multiple-deliverable arrangement is separated into more than one unit of accounting if the following criteria are met:

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

Reclassification

During the fourth quarter of 2012, the Company revised its allocation method for the expenses of its MFS subsidiary between Research and Development (“R&D”) expenses and Selling, General and Administrative (“SGA”) expenses.  As a result, the Company has made reclassification of such expenses in its quarterly reporting for 2011 and 2012 increasing R&D and decreasing SGA. The three-month expense amounts as reported in the Company’s Forms 10-Q, for the quarters ended September 30, 2012, June 30, 2012 and March 31, 2012 were changed by approximately $150,000, $140,000 and $135,000, respectively.  Additionally, the three-month expense amounts as reported in the Company’s Forms 10-Q and 10-K, for the quarters ended December 31, 2011, September 30, 2011, and June 30, 2011 were changed by approximately $150,000, $115,000 and $40,000, respectively.  There was no impact on the Company’s operating loss, balance sheet or cash flow statements in any period.

Additionally, certain items previously reported in the consolidated financial statement captions have been reclassified to conform to the current financial statement presentation.

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

 The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as interest expense. The Company does not have any uncertain tax positions at December 31, 2012 and 2011.

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

The Company accounts for software development costs by capitalizing qualifying costs from the time technological feasibility is established until the product is available for general release to customers. Capitalized software development costs related to the Company’s iglucose wireless communication system totaled nil and $299,000 as of December 31, 2012 and 2011, respectively, and are included in other assets in the accompanying consolidated balance sheets.  In conjunction with the Company’s decision to seek a strategic alternative such as the sale or license of the iglucose product and its associated intellectual property, the Company recorded an impairment charge of $357,000 in 2012 to reduce the balance to its net realizable value. Any proceeds from a future sale or license royalties will be recorded as income in future periods.

Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Accrued compensation	$1,107	$1,183
Other	158	192
	$1,265	$1,375

Loss Per Common Share

The Company presents basic income (loss) per common share and, if applicable, diluted income (loss) per share. Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the year and after preferred stock dividend requirements. The calculation of diluted income (loss) per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each year or the date issued were convertible at those dates, with preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the average period market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds.

The following common shares issuable under potentially dilutive securities outstanding as of December 31, 2012 and 2011 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

Common shares issuable under:	December 31, 2012	December 31, 2011
Convertible preferred stock	1,552	3,000
Stock options	10,732	4,148
Warrants	11,582	304
Unvested restricted common stock	5,375	4,540
	29,241	11,992

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

 3.   Discontinued Operations

In conjunction with the Company’s focus on its detection, diagnostic and diabetes management businesses, the Company began to limit the activities of its prior ID Security segment, which included its wholly-owned NationalCreditReport.com subsidiary. In early 2011, the Company ceased acquiring new subscribers for its NationalCreditReport.com business, and in the second quarter of 2011, the Company began actively marketing the business for sale. On July 22, 2011, the Company completed the sale of substantially all of the assets of NationalCreditReport.com for $750,000 in cash. The buyer retained $75,000 from the purchase price pending the final determination of indemnification obligations for a period of eighteen months from the closing date. In October 2012, the Company received $63,000 as full and final settlement of the retained amount.

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

Historical revenue related to the NationalCreditReport.com business and included in the income (loss) from discontinued operations in the accompanying consolidated statements of operations totaled approximately $988,000 for the year ended December 31, 2011.

4.   Acquisitions

Microfluidic Acquisition

On May 23, 2011, the Company acquired all of the outstanding capital stock of MFS in a transaction accounted for using the purchase method of accounting (the “Acquisition”). Since MFS's inception, its key personnel have had an important role in developing technologies to automate the process of biological pathogen detection. MFS’s substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications is complementary to the Company’s portfolio of virus detection and diabetes management products in development.

As consideration for the consummation of the Acquisition, the Company paid $250,000 to fund certain accounts payable of MFS (of which approximately $24,000 was paid to selling shareholders) and issued 2,375,000 shares of common stock of the Company (the “Stock Consideration”). Additionally, the Company issued a total of 971,429 shares of common stock in 2011 to its advisors for brokerage services rendered in conjunction with the Acquisition. The Company incurred a nonrecurring charge of approximately $550,000 related to the direct costs of the Acquisition, consisting of the $365,000 value of the shares of common stock issued to its advisors and $185,000 of cash costs, which is recorded in operating expenses in the accompanying consolidated statements of operations for the year ended December 31, 2011.

In connection with the Acquisition, the Company is also required to make certain earn-out payments, up to a maximum of $7,000,000, payable in shares of the Company’s common stock, upon certain conditions over the next three years (the “Earn-Out Payment”). The earn-out for 2012 and 2011 were based upon the value of contracts obtained by MFS through December 31, 2012 and 2011, subject to a maximum Earn-Out Payment of $3,000,000. MFS did not obtain any contracts as of December 31, 2012 and 2011 and thus no Earn-Out Payment was required for 2012 and 2011. The earn-out for years 2013-2014 is based on MFS achieving certain earnings targets for the respective year, subject to a maximum Earn-Out Payment of $2,000,000 per year and an overall cumulative remaining maximum Earn-Out Payment of $4,000,000. However, the Company is prohibited from making any Earn-Out Payment until stockholder approval is obtained, if the aggregate number of shares to be issued exceeds 19.99% of the Company’s common stock outstanding immediately prior to the closing. In the event the Company is unable to obtain any required stockholder approval, the Company is obligated to pay the applicable Earn-Out Payment in cash to the sellers. In addition, the Company may pay any applicable Earn-Out Payment in cash at its option.

The estimated purchase price of the Acquisition totaled approximately $1,653,000, comprised of (i) $24,000 in cash, (ii) Stock Consideration of $879,000 based on a stock price of $0.37 per share, and (iii) contingent consideration of approximately $750,000. The fair value of the contingent consideration was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement. On October 31, 2011, the Company entered into an agreement with two of the selling MFS shareholders pursuant to which the two individuals waived their right to any earn-out compensation for 2011 in settlement of the closing working capital adjustment provisions of the purchase agreement. The two individuals represented approximately 68% of the selling shareholder interests, and thus any earn-out for 2011 was to be reduced by such percentage. No earn-out was achieved for 2012 and 2011, the fair value of the contingent consideration was reassessed to approximately $645,000 and $538,000 as of December 31, 2012 and 2011, respectively, with a corresponding debit of $107,000 and credit of $212,000 to selling, general and administrative expense in the Company’s consolidated statements of operations for the years ended December 31, 2012 and 2011, respectively.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Under the purchase method of accounting, the estimated purchase price of the Acquisition was allocated to MFS’s net tangible and identifiable intangible assets and liabilities assumed based on their estimated fair values as of the date of the completion of the Acquisition, as follows (in thousands):

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

The results of operations of MFS are included in the Company’s consolidated statements of operations from the date of the acquisition of May 23, 2011, including $0 of revenue and approximately $888,000 of loss for year ended December 31, 2011. The following supplemental pro forma information of the Company assumes that the Acquisition had occurred as of January 1, 2011 (in thousands except per share data):

Year Ended December 31,
2011
(unaudited)
Revenue	$235
Net loss attributed to common shareholders	(17,088)
Loss per common share – basic and diluted	$(0.44)

The pro forma financial information is not necessarily indicative of the results that would have occurred if the Acquisition had occurred on the dates indicated or that may result in the future. The pro forma revenue reflected primarily relates to revenue reported by MFS, substantially all of which was generated under two contracts with an agency of the U.S. Government. The two contracts were completed by March 31, 2011 and as of December 31, 2012 and 2011, MicroFluidic had no active revenue-generating contracts.

Easy Check Asset Purchase

In February 2010, the Company purchased the assets of Easy-Check Medical Diagnostic Technologies Ltd., which was comprised of the intellectual property related to a breath glucose measurement device and the iglucose wireless communication system. The Company issued 300,000 shares of common stock in connection with the purchase with a fair value of $351,000 based on a stock price of $1.17 per share. The entire purchase price was expensed as in-process research and development as the development of these projects had not yet reached technological feasibility and had no alternative future uses. The Company did not purchase any tangible assets from Easy Check.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

In February 2011, the Company amended the purchase agreement and paid the seller of the assets an additional 200,000 shares of its common stock valued at $114,000, based on a stock price of $0.57 per share. The agreement lowered the potential royalty on future income from these products from 25% to 10%. The additional consideration was expensed as in-process research and development as the related projects had not yet reached technological feasibility at the time of the amendment.

5.   Financing Agreements

Optimus Financing

On September 29, 2009, the Company entered into a Convertible Preferred Stock Purchase Agreement (the “Optimus Purchase Agreement”) with Optimus Technology Capital Partners, LLC (“Optimus”) under which Optimus was committed to purchase up to $10 million shares of convertible Series A Preferred Stock of the Company in one or more tranches.

To facilitate the transactions contemplated by the Optimus Purchase Agreement, R & R Consulting Partners, LLC (“R&R”), a company controlled by Scott R. Silverman, the Company’s former chairman and chief executive officer, loaned shares of common stock of the Company to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to stock loan agreements between R & R and Optimus. R & R was paid a $100,000 fee in October 2009 and was to be paid 2% as interest for the fair value of the loaned shares for entering into the stock loan arrangement.  R & R could demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand could be made if there are any shares of Series A Preferred Stock then outstanding. If a permitted return demand was made, Optimus was required to return the borrowed shares (or an equal number of freely tradable shares of common stock) within three trading days after such demand. Optimus could return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R loaned Optimus 1.3 million, 800,000 and 600,000 shares, respectively, of Company common stock.

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

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

On October 12, 2011, R & R, Mr. Caragol and Mr. Silverman demanded the return of the Loaned Shares from Optimus. Also on October 12, 2011, the Company sent Optimus a notice of its election to convert all of the outstanding shares of Series C Preferred Stock into 3,500,000 shares of common stock. The conversion of the Series C Preferred Stock was determined by a fixed conversion price that was determined at the time of the tranche closing, which was approximately $0.40 per share. On October 17, 2011, Optimus failed to return the Loaned Shares within three trading days of the demand by R & R, Mr. Silverman and Mr. Caragol as required under the terms of the Amended Optimus Purchase Agreement. No shares of Series C Preferred Stock remained outstanding as of December 31, 2012 and 2011.

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

The Company believes that the transactions undertaken with Optimus as discussed herein were in compliance with applicable securities laws at the time of the financing transactions, including Section 5 of the Securities Act. If a violation did occur in connection with Optimus' resale of the common stock it received in connection with these financings, security holders who purchased these securities would have certain remedies available to them, including the right to rescind the purchase of those securities within the applicable statute of limitations, which under the Securities Act is one year commencing on the date of violation of the federal registration requirements. The Company believes that the federal statute of limitations on sales of shares of the Company’s common stock has expired for sales made under the 2009 Optimus transactions, and that the federal statute of limitations on sales of shares of the Company’s common stock expired in 2012 for sales made under the March 2011 Optimus transaction. Statutes of limitations under state laws vary by state, with the limitation time period under many state statutes not typically beginning until the facts giving rise to a violation are known. The Company is applying a contingency accounting model in determining whether a liability exists for this matter. Under this model, the Company evaluates whether a violation of the applicable securities laws has occurred resulting in a rescission right and whether a claim for a potential violation will be asserted. The Company has determined that there is a remote likelihood as to whether a violation has occurred. If the Company were required to pay security holders for rescission of their purchase of such securities, it could have a material adverse effect on the Company’s financial condition and results of operations. The Company is not presently able to accurately determine an estimated amount for any potential rescission liability associated with the resale of the loaned shares by Optimus in the event that the transaction were to be found to violate Section 5 of the Securities Act as it does not have knowledge of the amount and timing of such resales, nor information regarding the state or states in which such resales may have occurred. The Company believes that the range of prices at which Optimus sold the loaned shares was between $0.50-$3.22 per share related to the 2009 Optimus transactions and between $0.11-$0.63 per share related to the 2011 Optimus transaction. No adjustment has been made in the accompanying consolidated financial statements related to the outcome of this contingency.

Certificate of Designations for Series C Preferred Stock

On March 14, 2011, pursuant to the Amended Optimus Purchase Agreement, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series C Preferred Stock with the Secretary of State of the State of Delaware.  The Company is authorized to issue 400 shares of Series C Preferred Stock and the shares Series C of Preferred Stock may not be converted if the shares of common stock issuable upon conversion of the Series C Preferred Stock plus any shares previously issued to Optimus or its affiliates would exceed 19.99% of the common stock outstanding as calculated and determined in accordance with Nasdaq Marketplace rules.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Ranking and Voting. The Series C Preferred Stock ranks, with respect to rights upon liquidation, winding-up or dissolution, senior to the Company’s Common Stock and any other classes of stock or series of preferred stock of the Company, and junior to existing and future indebtedness of the Company. Otherwise, holders of the Series C Preferred Stock will not be entitled to receive dividends and will have no right to vote on any matters, questions or proceedings, including, without limitation, the election of directors.

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

Liquidation. Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company, before any distribution or payment is made to the holders of any other class or series of stock, the holders of Series C Preferred Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to the Series C Liquidation Value (as defined below), after which any remaining assets of the Company shall be distributed among the holders of the other class or series of stock in accordance with the Company’s Certificates of Designations and Certificate of Incorporation.

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Socius Financing

On April 28, 2010, the Company entered into a Preferred Stock Purchase Agreement (the “Socius Preferred Purchase Agreement”) with Socius Capital Group, LLC doing business as Socius Technology Capital Group, LLC (“Socius Technology”) under which Socius Technology was committed to purchase up to $4.2 million in shares of non-convertible Series B Preferred Stock of the Company (the “Series B Preferred Stock”) in one or more tranches (each a “Preferred Tranche”), at $10,000 per share of Series B Preferred Stock. Under the terms of the Socius Preferred Purchase Agreement, from time to time and at the Company’s sole discretion, the Company could present Socius Technology with a notice to purchase such Series B Preferred Stock (“Preferred Notice”). Socius Technology was obligated to purchase such Series B Preferred Stock on the third trading day after the Preferred Notice date, subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market, (ii) the representations and warranties of the Company set forth in the Socius Preferred Purchase Agreement are true and correct as if made on each Preferred Tranche date, and (iii) Socius Technology shall have received a commitment fee of $105,000 payable on the first tranche closing date (collectively, the “Closing Conditions”). Commencing on the date of issuance of any such shares of Series B Preferred Stock, holders of Series B Preferred Stock were entitled to receive dividends on each outstanding share of Series B Preferred Stock, which accrued in shares of Series B Preferred Stock at a rate equal to 10% per annum from the date of issuance. Accrued dividends were to be payable upon redemption of the Series B Preferred Stock.

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

Socius could pay the Investment Price for the common stock, at Socius’ option, in cash or a secured promissory note. Socius could pay the warrant exercise price, at Socius’ option, in cash, a secured promissory note, or, if applicable, by cashless exercise. The promissory note bore interest at 2.0% per year calculated on a simple interest basis. The entire principal balance and interest thereon was due and payable on the fourth anniversary of the date of the promissory note, but no payments were due so long as the Company was in default under the Socius Preferred Purchase Agreement or the warrants or if there were any shares of Series B Preferred Stock issued or outstanding. The promissory note was secured by the borrower’s right, title and interest in all outstanding shares of the Company’s common stock and other securities with a fair market value equal to the principal amount of the promissory note. The Company’s right to deliver a tranche notice to Socius pursuant to the Socius Stock Agreement was subject to the Closing Conditions and also that no purchase would result in Socius and its affiliates beneficially owning more than 9.99% of the Company’s common stock. Unless the Company obtained stockholder approval or Socius obtained an opinion of counsel that stockholder approval was not required, Socius could not exercise a warrant if, as a result of such exercise, the aggregate number of shares of common stock issued upon exercise of all warrants it held plus the aggregate number of shares of common stock issued under the Socius Stock Agreement would exceed 19.99% of the Company’s common stock outstanding.

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

On May 11, 2011, the Company presented Socius with a notice of redemption of the 420 shares of Series B Preferred Stock held by Socius for a redemption price of $4.2 million and a premium for early redemption of $1.3 million. The consideration for the redemption was the cancelation of the promissory notes which were equal to the value of the Series B Preferred Stock held by Socius and any accrued dividends due and owing on the shares redeemed. No shares of Series B Preferred Stock remained outstanding as of December 31, 2012.

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

Ironridge 2011 Common Stock Purchase Agreement

On July 27, 2011, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Agreement”) with Ironridge Global Technology, a division of Ironridge Global IV, Ltd. (“Ironridge”) under which the Company could deliver a notice to Ironridge exercising its right to require Ironridge to purchase shares up to $2.5 million of its common stock at a price per share equal to $0.367. The purchase price was equal to 102% of the per share closing bid price of the Company’s common stock as reported on a public market on the trading day immediately before the date the Company announced that it entered into the Common Stock Agreement, which was July 27, 2011.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Ironridge could pay the purchase price for the shares, at Ironridge's option, in cash or a secured promissory note, except that at least $250,000 of the purchase price was required to be paid in cash. The promissory note bears interest at 1.6% per year calculated on a simple interest basis. The entire principal balance and interest thereon is due and payable seven and one-half years from the date of the promissory note, but no payments are due so long as the Company is in default under the Common Stock Agreement or the Series F Agreement (defined below) or if there are any shares of Series F Preferred Stock issued or outstanding. The promissory note is secured by Ironridge's right, title and interest in all shares legally or beneficially owned by Ironridge or an affiliate, common stock and other securities with a fair market value equal to the principal amount of the promissory note.

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

On July 28, 2011, the Company presented Ironridge with a notice to purchase $2.5 million of its common stock under the Common Stock Agreement. Ironridge paid $250,000 in cash and the remaining $2.25 million in a promissory note, the terms of which are described above. The Company issued an aggregate of 6,811,989 shares of its common stock to Ironridge in connection with the July 28, 2011 notice. No further shares may be sold under the Common Stock Agreement. In connection with the conversion of 1,324 shares of Series F Preferred Stock during 2012, a total of $1.9 million of the promissory note was repaid. The remaining $264,000 of the promissory note was repaid during early 2013 in connection with the conversion of 376 shares of Series F Preferred Stock.

Ironridge Series F Preferred Stock Financing

On July 27, 2011, the Company also entered into a Preferred Stock Purchase Agreement (the “Series F Agreement”) with Ironridge Global III, LLC (“Ironridge Global” and together with Ironridge, the “Ironridge Entities”), under which Ironridge Global was committed to purchase for cash up to $1.5 million in shares of the Company’s redeemable, convertible Series F Preferred Stock (the “Series F Preferred Stock”) at $1,000 per share of Series F Preferred Stock.  The Series F Preferred Stock is convertible into shares of the Company’s common stock at the option of the holder at a fixed conversion price of $0.50 per common share. The conversion price if the Company elects to convert the Series F Preferred Stock is subject to adjustment based on the market price of the Company's common stock and any applicable early redemption price at the time the Company converts.

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

Under the terms of the Series F Agreement, as amended on August 12, 2011 (the “Waiver”), and from time to time and at the Company’s sole discretion, the Company may present Ironridge Global with a notice to purchase such Series F Preferred Stock.  Upon receipt of a notice, Ironridge Global was obligated to purchase the Series F Preferred Stock in installments as follows: (i) $500,000 on August 15, 2011; (ii) $500,000 on the earlier of (1) 20 trading days after August 15, 2011 and (2) the number of trading days necessary for an aggregate of $2.0 million of the Company’s common stock to trade on a public market; and (iii) $500,000 on the earlier of (1) 20 trading days after the closing of the second tranche above, (2) the number of trading days necessary for an aggregate of $2.0 million of the Company’s common stock to trade on a public market subsequent to the closing of the second tranche above, and (3) September 26, 2011, with the requirement that cash for that tranche be received by the Company on or before September 30, 2011. On August 15, 2011, Ironridge Global funded the first $500,000 installment, pursuant to which the Company issued 500 shares of Series F Preferred Stock to Ironridge Global.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

On September 16, 2011, the Company entered into a First Amendment to Preferred Stock Purchase Agreement (the “First Amendment”) with Ironridge Global, which superseded the Waiver. Pursuant to the First Amendment, Ironridge Global was obligated to purchase the Series F Preferred Stock in installments as follows: (1) 130 preferred shares on the trading day (“First Closing”) following the later of (i) 10 trading days after September 7, 2011 and (ii) the trading day that aggregate trading volume of the Company's common stock after September 7, 2011, as reported by Bloomberg, equals or exceeds $500,000; (2) 290 preferred shares on the trading day (“Second Closing”) the earlier of (i) 10 trading days after the First Closing and (ii) the trading day that aggregate trading volume of the Company's common stock after the First Closing, as reported by Bloomberg, equals or exceeds $1 million; (3) 290 preferred shares on the trading day (“Third Closing”) following the earlier of (i) 10 trading days after the Second Closing and (ii) the trading day that aggregate trading volume of the Company's common stock after the Second Closing, as reported by Bloomberg, equals or exceeds $1 million; and (4) 290 preferred shares on the trading day (“Fourth Closing”) following the earlier of (i) 10 trading days after the Third Closing and (ii) the trading day that aggregate trading volume of the Company's common stock after the Third Closing, as reported by Bloomberg, equals or exceeds $1 million (each of the First, Second, Third and Fourth Closings, a “Purchase Closing”). Each of the respective time periods between each Purchase Closing and the prior Purchase Closing shall be the respective “Calculation Period.”

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

Pursuant to the First Amendment, the price per preferred share with respect to the First Closing was equal to the lesser of: (a) $1,000; and (b) an amount, not below zero, equal to (i) $1,000, multiplied by (ii) 85% of the average of the VWAPs during the period between September 7, 2011 through the First Closing minus $0.20, divided by (iii) $0.057. The First Closing occurred on September 20, 2011, pursuant to which the Company issued 130 shares of Series F Preferred Stock to Ironridge Global for a nominal purchase price.

On November 14, 2011, the Second Closing occurred, pursuant to which the Company issued 290 shares of Series F Preferred Stock to Ironridge Global for a purchase price of approximately $193,000. On November 18, 2011, the Third Closing occurred, pursuant to which the Company issued 290 shares of Series F Preferred Stock to Ironridge Global for a purchase price of approximately $243,000. On December 5, 2011, the Fourth Closing occurred, pursuant to which the Company issued 290 shares of Series F Preferred Stock to Ironridge Global for a purchase price of approximately $188,000. Overall, the Company issued a total of 1,500 shares of Series F Preferred Stock to Ironridge Global under the Series F Agreement.

On July 12, 2012, the Company also entered into an agreement with Ironridge pursuant to which 500 shares of Series F Preferred Stock were issued to Ironridge. The $500,000 value which represents the fair value of the preferred shares was recorded as a charge to stockholder’s equity.

   On September 12, 2012, the Company also entered into an agreement with Ironridge pursuant to which 100 shares of Series F Preferred Stock were issued to Ironridge. The Series F Preferred Stock were issued as a waiver to satisfy any penalties resulting from the Company’s late delivery of shares under a conversion of Series F Preferred Stock by Ironridge. The $100,000 value, which represent the fair value of the preferred shares, was recorded as other expense in the statement of operations.

During 2012, the Company had converted 1,324 shares of Series F Preferred Stock pursuant to which 79.6 million shares of common stock were issued. Additionally, during early 2013, 376 shares of Series F Preferred Stock were converted. Through March 31, 2013, the Company has converted a total of 1,700 shares of Series F Preferred Stock, pursuant to which the Company issued a total of 122,939,758 shares of common stock to the Ironridge Entities. As of March 31, 2013 there were 400 shares of Series F Preferred Stock outstanding.

In connection with the 2012 conversions, the Company recorded a beneficial conversion dividend during the year ended December 31, 2012 totaling approximately $15.5 million, representing the excess of fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion.

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

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

2012 Ironridge Series H Preferred Financing

On January 13, 2012, the Company, entered into a Preferred Stock Purchase Agreement (the “Series H Agreement”) with Ironridge, under which Ironridge was committed to purchase for cash $500,000 in shares of the Company’s redeemable, convertible Series H Preferred Stock (the “Series H Preferred Stock”) at $1,000 per share of Series H Preferred Stock.

Each share of Series H Preferred Stock was convertible into shares of the Company’s common stock at any time by the holder at a conversion price of $0.15 per share. The Series H Preferred Stock accrued dividends in the amount of 4.5% per annum, subject to increase if the closing price of the Company’s common stock fell below $0.125 per share, up to a maximum rate of 10% per annum. The dividends were payable quarterly, at the Company’s option, in cash or shares of the Company’s common stock. The holder of the Series H Preferred Stock could have converted the Series H Preferred Stock into shares of the Company’s common stock at any time at an initial conversion price of $0.15 per share plus a make-whole adjustment equal to accrued but unpaid dividends and dividends that otherwise would be due through the 10 th anniversary of the Series H Preferred Stock. The Company could have converted the Series H Preferred Stock if the closing price of the Company’s common stock exceeded 200% of the conversion price, and certain other conditions were met. The holder was prohibited, however, from converting the Series H Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder together with its affiliates, would have owned more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

In connection with the conversions of Series H Preferred Stock, 500 shares were converted during 2012, pursuant to which the Company issued a total of 14,725,404 shares of common stock to Ironridge. As of December 31, 2012, no shares of Series H Preferred Stock were outstanding.

Certificate of Designations for Series H Preferred Stock

On January 12, 2012, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series H Preferred Stock (the “Series H Certificate of Designations”) with the Secretary of State of the State of Delaware and the number of shares so designated is 500, par value $0.001 per share, which shall not be subject to increase without the consent of the holders of the Series H Preferred Stock. A summary of the Series H Certificate of Designations is set forth below:

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Ranking and Voting. The Series H Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, (1) senior with respect to dividends and pari passu in right of liquidation to the Company’s common stock, (2) junior in right of dividends and liquidation with respect to the Series C Preferred Stock, (3) pari passu in right of dividends and liquidation with respect to the Series F Preferred Stock and (4) junior to the Company’s existing and future indebtedness. Shares of Series H Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series H Preferred Stock will be required to amend the terms of the Series H Preferred Stock or to create or issue any shares of any other series of preferred stock which would rank senior or pari passu with the Series H Preferred Stock. There are no sinking-fund provisions applicable to the Series H Preferred Stock.

Dividends and Other Distributions. Commencing on the date of issuance of any such shares of Series H Preferred Stock, holders of Series H Preferred Stock are entitled to receive quarterly dividends on each outstanding share of Series H Preferred Stock, which are payable, at the Company’s option, in cash or shares of the Company’s common stock at a rate equal to 4.5% per annum from the date of issuance. Accrued dividends are payable on the last business day of each calendar quarter and upon redemption of the Series H Preferred Stock. The dividend rate will adjust upward by 98.2350 basis points for each $0.01 that the price of the Company’s common stocks falls below $0.125 per share, up to a maximum rate of 10% per annum.

Liquidation. Upon any liquidation, dissolution or winding up after payment or provision for payment of the Company’s debts and other liabilities and any liquidation preferences to the senior securities, before any distribution or payment is made to the holders of any junior securities, the holders of Series H Preferred Stock shall first be entitled to be paid out of the Company’s assets available for distribution to the Company’s stockholders an amount with respect to the Series H Liquidation Value, (as defined below), after which any of the Company’s remaining assets will be distributed among the holders of its other class or series of stock in accordance with its Certificates of Designations and Second Amended and Restated Certificate of Incorporation, as amended.

Conversion. The Series H Preferred Stock is convertible into shares of the Company’s common stock at holder's option at any time from the date of issuance of the Series H Preferred Stock. If the holder elects to convert, the Company will issue that number of shares of its common stock equal to the Early Redemption Price, as defined below, multiplied by the number of shares subject to conversion, divided by the conversion price of $0.15 (“Series H Conversion Price”). There are no resets, ratchets or anti-dilution provisions that adjust the Series H Conversion Price other than the customary adjustments for stock splits.

The Company may convert the Series H Preferred Stock into common stock if the closing price of the Company’s common stock exceeds 200% of the Series H Conversion Price for any consecutive 20 trading days and certain equity conditions are met:

Upon such conversion, the Company will issue that number of shares of the Company’s common stock equal to the Early Redemption Price, as defined below, multiplied by the number of shares subject to conversion, divided by the Series H Conversion Price.

Redemption. The Company may redeem any or all of the Series H Preferred Stock for cash at any time after the tenth anniversary of the issuance date at the redemption price per share (the “Series H Redemption Price”), equal to $1,000 per share of Series H Preferred Stock, plus any accrued but unpaid dividends with respect to such shares of Series H Preferred Stock (the “Series H Liquidation Value”). Prior to the tenth anniversary of the issuance of the Series H Preferred Stock, the Company may, at its option, redeem the shares at any time after the issuance date at a price per share equal to the Series H Liquidation Value plus the total cumulative amount of dividends that otherwise would have been payable through the tenth anniversary of the issuance date, less any dividends that have been paid (the “Early Redemption Price”).

In addition, if the Company determines to liquidate, dissolve or wind-up the Company’s business, or engage in any liquidation event, it must redeem the Series H Preferred Stock at the applicable Early Redemption Price.

The Company cannot issue any shares of common stock upon conversion of the Series H Preferred Stock if it would result in the holder being deemed to beneficially own, within the meaning of Section 13(d) of the Securities Exchange Act, more than 9.99% of the total shares of common stock then outstanding.

Ironridge's obligation to purchase the Series H Preferred Stock was subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market, (ii) no uncured default exists under the Series H Agreement, and (iii) the Company’s representations and warranties set forth in the Series H Agreement are true and correct in all material respects. On January 17, 2012, Ironridge funded the $500,000 purchase price, pursuant to which the Company issued 500 shares of Series H Preferred Stock to Ironridge. Through December 31, 2012, Ironridge had converted all 500 shares of Series H Preferred Stock, pursuant to which the Company issued a total of 14,725,404 shares of common stock to Ironridge. In connection with the conversions, the Company recorded a total of $1.7 million of beneficial conversion dividend as of December 31, 2012, representing the excess of the fair value of the Company’s common stock at the date of issuance of the converted Series H Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

2012 Ironridge Securities Purchase Agreement

On January 13, 2012, the Company also entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Ironridge whereby Ironridge agreed to purchase up to $10 million of shares of the Company’s common stock from time to time over a 24-month period. Under the terms of the Securities Purchase Agreement, Ironridge was not be obligated to purchase shares of the Company’s common stock unless and until certain conditions were met, including but not limited to the SEC declaring effective a Registration Statement (the “First Ironridge Registration Statement”) on Form S-1 and the Company maintaining an effective First Ironridge Registration Statement which registers Ironridge’s resale of any shares purchased by it under the facility, including the Commitment Fee Shares and Success Fee Shares (each as defined in the Securities Purchase Agreement). The customary terms and conditions associated with Ironridge’s registration rights were set forth in a Registration Rights Agreement that was also entered into by the parties on January 13, 2012.  As the First Ironridge Registration Statement never went effective, the agreement was terminated on April 26, 2012. It was replaced by an agreement that was substantially equivalent (see the Stock Purchase Agreement below).

2012 Ironridge Stock Purchase Agreement

On July 12, 2012, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Ironridge whereby Ironridge agreed to purchase up to $10 million of shares of the Company’s common stock from time to time over a 24-month period. Under the terms of the Stock Purchase Agreement, Ironridge was not obligated to purchase shares of the Company’s common stock unless and until certain conditions were met, including but not limited to the Company maintaining an effective Registration Statement (the Second Ironridge Registration Statement”) on Form S-1which registers Ironridge’s resale of any shares purchased by it under the facility, including the Commitment Fee Shares (as defined below). The customary terms and conditions associated with Ironridge’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on July 12, 2012 (the “Second Ironridge Registration Rights Agreement”).

On August 13, 2012, the Second Ironridge Registration Statement was declared effective by the SEC. Fifteen (15) trading days after the Second Ironridge Registration Statement was declared effective, the Company had the right to sell and issue to Ironridge, and Ironridge is obligated to purchase from the Company, up to $10 million of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). Ironridge will do continuous drawdowns of 2,000,000 shares under the facility until the Company sends a notice suspending the draw down notice. The draw down pricing period is the number of consecutive trading days necessary for 6,000,000 shares of the Company’s stock to trade. Only one draw down will be allowed in each draw down pricing period. The purchase price for the shares will be 90% of the average of the daily VWAP on each trading day during the draw down pricing period preceding such current draw down pricing period, not to exceed the arithmetic average of any three daily VWAPs during the draw down pricing period preceding such current draw down pricing period. For purposes of a recommencement following a suspension, the purchase price shall be the lower of the foregoing and the closing price of the Company’s common stock on the trading day prior to the recommencement date; and for purposes of the first draw down the purchase price shall mean the VWAP for the 15 consecutive trading days after the effective date of the Second Ironridge Registration Statement. The Company will deliver the shares sold to Ironridge by the third trading day following the draw down pricing period. Ironridge is entitled to liquidate damages in connection with certain delays in the delivery of any draw down shares. The Stock Purchase Agreement also provides for a commitment fee to Ironridge of 3,000,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The Company issued 25,000,000 shares to Ironridge under the equity line during 2012 (inclusive of the commitment shares), for which it received $379,220 in proceeds. Subsequent to the year end, the Company issued 9,000,000 shares under the equity line and had received $153,040 in proceeds.

Conditions to Ironridge’s obligation to purchase shares including the following: trading in the Company’s common stock must not be suspended by the SEC or other applicable trading market; the Company must not have experienced a material adverse effect; all liquidated damages and other amounts owing to Ironridge must be paid in full; the Second Ironridge Registration Statement must be effective with respect to Ironridge’s resale of all shares purchased under the facility; there must be a sufficient number of authorized but unissued shares of the Company’s common stock; and the issuance must not cause Ironridge to own more than 9.99% of the then outstanding shares of the Company’s common stock.

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

Under the Second Ironridge Registration Rights Agreement the Company granted to Ironridge certain registration rights related to the shares issuable in accordance with the Stock Purchase Agreement. Under the Registration Rights Agreement, the Company agreed to prepare and file with the SEC one or more registration statements for the purpose of registering the resale of the maximum shares of common stock issuable pursuant to the Stock Purchase Agreement (the “Registrable Securities”). The Company is also required to amend such registration statement or file with the SEC such additional registration statement(s) as necessary to allow the continued registered resale of all the Registrable Securities.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

 JMJ Financing

On August 14, 2012, the Company entered into a financing arrangement pursuant to which it may borrow up to $400,000 in convertible, unsecured debt, at the discretion of the lender. The Company issued a promissory note in favor of a lender with a principal sum of $445,000 (with a $45,000 original issue discount).  The debt is to be issued at a 10% discount, matures twelve months from the date funded, has a one time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.02 per share or 75% of the lowest closing price in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

On August 15, 2012, the Company borrowed an initial $100,000 under the arrangement, in connection with which it issued to the lender immediately exercisable warrants to purchase 2,777,777 shares of common stock at an initial exercise price of $0.018 per share.  Debt was recorded at a discount in the amount of $32,888, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $111,000. Additionally, a liability of $49,000 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there is a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. The amortization expense recorded as of year-end was approximately $10,000.

On November 8, 2012, the Company borrowed an additional $100,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 2,500,000 shares of common stock at an initial exercise price of $0.02 per share.  As an inducement to enter into the loan the Company issued the lender 1,850,000 shares of common stock with a fair value of $37,925 at the time of issuance, which will be amortized over the one year life of the note.  The debt was recorded at a discount in the amount of $32,683, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $110,000. Additionally, a liability of $49,000 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there is a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. The impact of the amortization for the year-end was nominal.

On February 27, 2013, the Company borrowed an additional $75,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 1,704,545 shares of common stock at an initial exercise price of $0.022 per share.

Other Financing

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s chairman and chief executive officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company. As of December 31, 2012, the Company has paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment on December 18, 2012.  Additionally, the Company and Caragol terminated the Caragol Security Agreement effective January 16, 2013.

6.   Stockholders’ Equity

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

On March 11, 2013, the Company issued a proxy statement soliciting stockholder approval authorizing to Board of Directors to effect a reverse stock split of our common stock at a ratio in the range of 1-for-10 to 1-for-25.

Stock Option Plans

On November 10, 2009, the Company adopted the VeriChip 2009 Stock Incentive Plan (the “VeriChip 2009 Plan”). Under the VeriChip 2009 Plan, the number of shares for which options, SARs or performance shares may be granted is 8.0 million. As of December 31, 2012, approximately 7.9 million options and shares have been granted under the VeriChip 2009 Plan. As of December 31, 2012, 56,000 remaining shares may be granted under the VeriChip 2009 Plan.

On August 26, 2011, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. As of December 31, 2012, approximately 21 million options and shares have been granted under the 2011 Plan, and approximately 3.9 million remaining shares may be granted under the 2011 Plan. Awards to employees under the Company’s stock option plans generally vest over a two-year period, with pro-rata vesting upon the anniversary of the grant. Awards of options have a maximum term of ten years and the Company generally issues new shares upon exercise.

In addition, as of December 31, 2012, 11.5 million warrants to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of December 31, 2012. These warrants were granted at exercise prices ranging from $0.23 to $0.88 per share, are fully vested and are exercisable for a period from seven to nine years.

On November 10, 2009, the Company assumed all of Steel Vault Corporation’s (“Steel Vault”) obligations under the SysComm International Corporation 2001 Flexible Stock Plan, as amended and restated, and each option outstanding thereunder, provided that the obligation to issue shares of the Company’s common stock, as adjusted to reflect the exchange ratio set forth in the merger with Steel Vault, was substituted for the obligation to issue shares of Steel Vault common stock.  On November 10, 2009, pursuant to the merger with Steel Vault, approximately 6.7 million outstanding Steel Vault options were converted into 3.3 million Company options. These options were granted at exercise prices ranging from $0.36 to $2.00 per share, are fully vested and are exercisable for a period up to ten years from the vesting date.

A summary of option activity under the Company’s option plans for the years ended December 31, 2012 and 2011 is as follows (in thousands, except per share amounts):

	2012		2011
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	4,148	$1.60	3,216	$2.03
Granted	7,065	$0.04	1,285	$0.24
Exercised	—	$—	—	$—
Forfeited	(481)	$0.57	(353)	$0.60
Outstanding at end of year	10,732	$0.63	4,148	$1.60
Exercisable at end of year	5,518	$1.17	2,899	$2.18
Shares available for grant at end of year	6,584		5,191

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes information about stock options at December 31, 2012 (in thousands, except weighted-average amounts):

			Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices			Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00	to	$0.36	8,969	10.0	$0.09	3,754	$0.17
$0.37	to	$0.62	816	7.1	$0.41	816	$0.41
$0.68	to	$1.99	170	3.6	$1.10	170	$1.1
$2.00	to	$5.75	348	4.6	$5.59	348	$5.59
Above $5.75			429	2.1	$7.78	429	$7.78
			10,732	9.2	$0.63	5,517	$1.17
Vested options			5,518	8.0	$1.17

The weighted average per share fair value of grants made in 2012 and 2011 under the Company’s incentive plans was $0.04 and $0.24, respectively.

There are inherent uncertainties in making estimates about forecasts of future operating results and identifying comparable companies and transactions that may be indicative of the fair value of the Company’s securities. The Company believes that the estimates of the fair value of its common stock options at each option grant date were reasonable under the circumstances.

The Black-Scholes model, which the Company uses to estimate the fair value of the options it grants, requires the Company to make several key judgments including:

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

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2012	2011
Expected dividend yield	—	—
Expected stock price volatility	126%	118%
Risk-free interest rate	1.12%	1.35%
Expected term (in years)	6.0	6.0

A summary of restricted stock outstanding under the stockholder approved plans outstanding as of December 31, 2012 and 2011 and changes during the years then ended is presented below (in thousands):

	2012	2011
Unvested at January 1	4,540	6,623
Issued	10,648	3,424
Vested	(9,788)	(5,502)
Forfeited	(25)	(5)
Unvested at end of period	5,375	4,540

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements
Warrants

On November 10, 2009, pursuant to the merger with Steel Vault, all outstanding Steel Vault warrants were converted into approximately 0.3 million Company warrants. These warrants were granted at exercise prices ranging from $0.60 to $0.88 per share, are fully vested and are exercisable for a period of five years from the vest date. The warrants expire in 2014.

On August 15, 2012, pursuant to the JMJ Financial financing agreement, the Company issued immediately exercisable warrants to purchase 2,777,777 shares of common stock at an initial exercise price of $0.018 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2017.

On November 8, 2012, pursuant to the JMJ Financial financing agreement, the Company issued immediately exercisable warrants to purchase 2,500,000 shares of common stock at an initial exercise price of $0.02 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2017.

On December 19, 2012, pursuant to an advisory agreement with Secure Strategy Group, the Company committed to issue immediately exercisable warrants to purchase 6,000,000 shares of common stock at an initial exercise price of $0.03 per share and are exercisable for a period of five years from the vest date. As of March 31, 2013, the Company has not issued the warrants. The warrants will expire in 2017.

On February 27, 2013, pursuant to the JMJ Financial financing agreement, the Company issued immediately exercisable warrants to purchase 1,704,545 shares of common stock at an initial exercise price of $0.022 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2018.

Stock-Based Compensation

Stock-based compensation expense for awards granted is recognized on a straight-line basis over the requisite service period based on the grant-date fair value. Forfeitures are estimated at the time of grant and require the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded compensation expense related to stock options and restricted stock of approximately $1,722,000 and $3,434,000 for the years ended December 31, 2012 and 2011, respectively. The intrinsic value for all options outstanding was approximately nil and nil as of December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, the Company issued, under the 2011 Plan, an aggregate of 6,880,000 shares of restricted stock to employees valued between $0.02 and $0.19 per share, and recorded related stock-based compensation of approximately $118,183. During the year ended December 31, 2011, the Company issued, under the VeriChip 2009 Plan, an aggregate of 370,000 shares of restricted stock to employees valued between $0.38 and $0.55 per share, and recorded related stock-based compensation of approximately $2,680,000.

During the year ended December 31, 2012, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 12,580,150 shares of restricted stock and, under the 2011 Plan, an aggregate of 1,300,000 shares of restricted stock to consultants and advisors valued between $0.01 and $0.15 per share and recorded related stock-based compensation of approximately $756,000. During the year ended December 31, 2011, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 2,204,286 shares of restricted stock and, under the 2011 Plan, an aggregate of 850,000 shares of restricted stock to consultants and advisors valued between $0.13 and $0.57 per share and recorded related stock-based compensation of approximately $601,000. Stock compensation expense recorded related to option grants to employees and consultants were $390,000 for the year ended December 31, 2012. Stock compensation expense related to option grants to employees and consultants for the year ended December 31, 2011 was not significant.

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets (liabilities):
Accrued expenses and reserves	$528	$674
Stock-based compensation	284	3,369
Intangibles	(227)	(369)
Property and equipment	(1)	(4)
Net operating loss carryforwards	26,185	23,241
Gross deferred tax assets	26,769	26,911
Valuation allowance	(26,769)	(26,911)
Net deferred taxes	$—	$—

The valuation allowance for U.S. deferred tax assets decreased by approximately $0.1 million and $1.8 million in 2012 and 2011, respectively, due mainly to the generation of U.S. net operating losses. As a result of the Company’s history of incurring operating losses a full valuation allowance against the net deferred tax asset has been recorded at December 31, 2012 and 2011.

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2012	2011
	%	%
Statutory tax benefit	(34)	(34)
State income taxes, net of federal effects	(4)	(4)
Permanent items	1	1
Change in deferred tax asset valuation allowance	37	37
Provision for income taxes	—	—

As of December 31, 2012, the Company had U.S. federal net operating loss carry forwards of approximately $71.6 million (including approximately $9.8 million from Steel Vault through the date of the Merger) for income tax purposes that expire in various amounts through 2032. The Company also has approximately $45.9 million of state net operating loss carryforwards that expire in various amounts through 2032.

Based upon the change of ownership rules under IRC Section 382, the Company experienced a change of ownership in December 2007 exceeding the 50% limitation threshold imposed by IRC Section 382. The Company experienced subsequent changes in ownership during 2008 through 2012 as a result of the Company issuing common shares which could potentially result in additional changes of ownership under IRC Section 382. The acquired net operating losses of Steel Vault are subject to a similar limitation under IRC Section 382. As a result the Company’s future utilization of its net operating loss carryforwards will be significantly limited as to the amount of use in any particular year, and consequently may be subject to expiration.

The Company files consolidated tax returns in the United States federal jurisdiction and in the various states in which it does business. In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before December 31, 2009.

In July 2008, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley. In January 2010, Stanley received a notice from the Canadian Revenue Agency (“CRA”) that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008.  This review covers all periods that the Company owned Xmark.

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

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company does not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012.In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this matter will have a material negative impact on the Company’s historical tax liabilities or results of operations. The Company has established an accrual of $400,000 for this contingency, which management believes is adequate.  This accrual was reclassified as a liability to Stanley and recorded in the tax contingency line in the consolidated balance sheets, and a prepaid tax advance to Stanley in the amount of $738,000 has been recorded, as of December 31, 2012.

During 2012 and continuing into 2013, the Company has been delinquent in its payments to Stanley.  The Company and Stanley have agreed to monthly payments of approximately $26,000 per month for 2013.

8.   Commitments and Contingencies

Lease Commitments

The Company leases certain office space under noncancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in August 2015 and office space for the Company’s MFS subsidiary in Pleasanton, California under a lease scheduled to expire in April 2015. Rent expense under operating leases totaled approximately $241,000 and $365,000 for the years ended December 31, 2012 and 2011, respectively. Future minimum lease payments under operating leases at December 31, 2012 are as follows (in thousands):

2013	$123
2014	127
2015	55
$305

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

9.   Employment Contracts and Stock Compensation to Related Parties

On November 10, 2010, the Company’s compensation committee (the “Compensation Committee”) approved a five year Employment and Non-Compete Agreement for Scott R. Silverman, the Company’s former chairman and chief executive officer, and a five year Employment and Non-Compete Agreement for Mr. Caragol. Beginning in 2011, Mr. Silverman and Mr. Caragol were to receive a base salary of $375,000 and $225,000, respectively. During the term, each executive was entitled to receive a minimum annual bonus for each calendar year of the term in an amount equal to a minimum of one (1) times such executive’s base salary. Additionally, the Compensation Committee had the authority to approve a discretionary bonus for each year of the term. Pursuant to the agreements, Mr. Silverman and Mr. Caragol received 1,000,000 and 750,000 shares of restricted stock, respectively. These restricted shares vested 50% on January 1, 2012 and 50% on January 1, 2013.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

On September 30, 2011, the Company entered into a First Amendment to Employment and Non-Compete Agreement (the “First Silverman Amendment”) with Mr. Silverman in connection with Mr. Silverman’s ceasing to be the Company’s chief executive officer. The First Silverman Amendment amended the Employment and Non-Compete Agreement dated November 11, 2010 between the Company and Mr. Silverman and provided for, among other things, the issuance of restricted stock of the Company to Mr. Silverman in the aggregate amount of approximately $3.4 million (the “Restricted Stock”) in lieu of contractually-committed cash salary and bonus for 2012 through 2015. The Restricted Stock was to be issued based upon the average daily volume-weighted average price of the Company’s common stock for the five trading days preceding the date of the First Silverman Amendment. The Restricted Stock was subject to registration rights and price protection provisions, and was to be granted upon the earlier of (i) a reverse stock split or (ii) the receipt of stockholder approval to increase the number of authorized shares of common stock of the Company to at least 175 million shares. The Restricted Stock was price protected through the date on which the registration statement registering such shares became effective, such that if the value of the Restricted Stock at such time was less than the average daily volume-weighted average price of the Company’s common stock for the five trading days preceding the date of the First Silverman Amendment, additional shares were to be issued to subsidize any shortfall. In connection with the execution of the First Silverman Amendment, a non-cash charge of approximately $3.4 million was recorded in the third quarter of 2011, for which a corresponding liability has been established in the accompanying consolidated balance sheet as of December 31, 2011. On January 27, 2012, the Company issued the Restricted Stock to Mr. Silverman, totaling 18.1 million shares.

On December 6, 2011, the Compensation Committee approved an Amended and Restated Employment, Consulting and Non-Compete Agreement (the “Amended and Restated Agreement”) between the Company and Mr. Silverman in connection with Mr. Silverman’s negotiated departure from the Board of Directors of the Company as of December 6, 2011 and his continued service as consultant to the Company until March 1, 2012. The Amended and Restated Agreement amends and restates the Employment and Non-Compete Agreement dated November 11, 2010 between the Company and Mr. Silverman and the First Silverman Amendment, and provides for, among other things, clarification of the terms of Mr. Silverman’s separation from the Company and continued vesting of Mr. Silverman’s unvested stock grants. The Company also granted Mr. Silverman a security interest in substantially all of the Company’s assets (the “Silverman Security Agreement”) until such time as the stock obligations under the Amended and Restated Agreement are fulfilled. In 2012, the Company recorded an expense of $361,600 for this stock based compensation.

Under the Amended and Restated Agreement, the Company agreed to satisfy certain contractual obligations of $461,538 (the “Contractual Obligations”) through the issuance of 2,468,118 shares of common stock from the 2011 Plan to Mr. Silverman (the “Contractual Obligations Stock”) on January 2, 2012. If the Company received $1,000,000 of proceeds from a financing transaction or a series of financing transactions between December 6, 2011 and the date in which a registration statement registering the Contractual Obligations Stock became effective, the Company was required to pay Mr. Silverman $100,000 in cash compensation in 2012 and Mr.
Silverman would return 534,789 shares of common stock to the Company. If a registration statement for the Contractual Obligations Stock did not become effective on or before March 31, 2012, Mr. Silverman could have returned the Contractual Obligations Stock in exchange for cash compensation in the amount of $461,538, less any cash compensation payments made to Mr. Silverman as described herein. On January 2, 2012, the Company issued the Contractual Obligations Stock to Mr. Silverman. The Company filed a registration statement on Form S-1 for resale of the Restricted Stock (the “Silverman Registration Statement”) with the SEC on January 31, 2012, as amended February 2, 2012 and February 13, 2012.

On March 23, 2012, the Board of Directors approved a First Amendment to Amended and Restated Employment, Consulting and Non-Compete Agreement (the “First Amendment to Amended and Restated Agreement”) between the Company and Mr. Silverman in connection with the elimination of any and all price protection provisions under the Amended and Restated Agreement and any other further registration rights obligations. Under the First Amendment to Amended and Restated Agreement the Company agreed to issue 13,500,000 shares of Restricted Stock of the Company to Mr. Silverman on March 23, 2012 (the “Price Protection Shares”). The Price Protection Shares were issued in order to (i) eliminate any and all price protection provisions under the Amended and Restated Agreement, including, but not limited to, any price protection provisions relating to a reverse stock split, and (ii) any further registration rights obligations.  The Price Protection Shares were included on a pre-effective amendment to the Silverman Registration Statement which was filed with the SEC on March 28, 2012 and declared effective by the SEC on April 10, 2012. Upon effectiveness of the Silverman Registration Statement, the Silverman Security Agreement terminated. In connection with the issuance of the Price Protection Shares, a non-cash charge of approximately $1.5 million was recorded in the fourth quarter of 2011, based on the fair value of the shares at the date of issuance and for which a corresponding liability has been established in the accompanying consolidated balance sheet as of December 31, 2011.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. If in the reasonable discretion of the Board of Directors, the Company is unable to make the scheduled cash bonus payments, the Company shall have the option of (i) delaying payment(s), (ii) paying Mr. Caragol in Restricted Stock of the Company, or (iii) reaching some other mutually agreeable resolution with Mr. Caragol. The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 12.5 million shares of Restricted Stock over a 4 year period as follows: (i) 2.5 million shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 2.5 million shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 2.5 million shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 2.5 million shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 2.5 million shares on January 1, 2015, which shall vest on January 1, 2016. We and Mr. Caragol agreed to delay the issuance of the first and second restricted share grants, for a total of 5,000,000 shares, until we had available shares under one of our stock incentive plans. The restricted shares were granted on October 4, 2012. Upon a change in control or in the event that Mr. Caragol terminates his employment for “constructive termination” (as such term is defined his employment agreement) or in the event we terminate his employment without cause, the restricted stock described above shall be issued within five (5) business days of such triggering event and all of the restricted stock shall vest immediately. If Mr. Caragol resigns, is terminated for cause, or his employment is terminated due to his death or disability, Mr. Caragol will forfeit the restricted shares discussed above. During 2012, the Company recorded $361,598 as an expense related to these grants.

Effective September 28, 2012, the employment of Bryan D. Happ (“Happ”), the Company’s former chief financial officer, terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, the Company and Happ entered into a Separation Agreement and General Release (the “Separation Agreement”) on September 28, 2012. Pursuant to the Separation Agreement, Happ will receive payments totaling $404,423 (the “Compensation”), consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid in 5,000,000 shares of restricted common stock of the Company (such shares not issued under a stockholder approved plan) and $304,423 will be paid in cash. The cash balance of $304,423 will be repaid at a rate of $3,700 per bi-weekly pay period, subject to accelerated payment under certain events tied to significant cash receipts by the Company. During the three months ended September 30, 2012, the Company recorded a charge of $289,000, to record the equity and cash components of this obligation. Additionally, the Company recorded a charge of $67,341 to reflect the accelerated vesting of Happ’s stock options. As of March 31, 2013, the Company had paid $94,335 towards its cash obligation to Happ.

Also effective September 28, 2012, the Company appointed Mr. Caragol, as the Company’s acting chief financial officer.

10.   Agreements with The Boeing Company

On December 20, 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming Agreement (“Teaming Agreement”), and a Security Agreement (“Boeing Security Agreement”) with The Boeing Company (“Boeing”).

The Boeing License Agreement provides Boeing the exclusive license to manufacture and sell PositiveID’s M-BAND airborne bio-threat detector for the U.S. Department of Homeland Security’s BioWatch Generation 3 opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entering into the Boeing License Agreement, Boeing agreed to pay a license fee of $2.5 million (the “Boeing License Fee”) to the Company in three installments, of which $1.75 million has been paid and the last payment is scheduled to be paid on April 15, 2013. The $1 million of the license fee received in December 2012 has been recorded as deferred revenue.

Under the Teaming Agreement, the Company retained exclusive rights to serve as the reagent and assay supplier of the M-BAND systems to Boeing. PositiveID also retained all rights to sell M-BAND units, reagents and assays in international markets.

Pursuant to the Boeing Security Agreement, the Company granted Boeing a security interest in all of its assets, including the licensed products and intellectual property rights (as defined in the Boeing License Agreement), to secure PositiveID’s performance under the Boeing License Agreement.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

11.   Supplementary Cash Flow Information

For the years ended December 31, 2012 and 2011, the Company had the following non-cash investing and financing activities (in thousands):

	Years Ended December 31,
	2012	2011
Non-cash financing and investing activities:
Accrued dividends payable	$75	$154
Conversion of liability to promissory note	849	—
Issuance of common stock for MFS Acquisition	—	879
Issuance of common stock for commitment fee	32	—
	$956	$1,033

12.    Sale of Subsidiary to Related Party

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ”), which is owned and controlled by Mr. Silverman, purchased all of the outstanding capital stock of PositiveID Animal Health (“Animal Health”) in exchange for a secured promissory note in the amount of $200,000 (the “Note”) and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest, to which no value was ascribed. Our chief executive officer, Mr. Caragol, also serves on the Board of Directors of VeriTeQ. The Note accrues interest at 5% per annum. Payments under the Note were begin on January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note is secured by substantially all of the assets of Animal Health pursuant to a Security Agreement dated January 11, 2012 (the “VeriTeQ Security Agreement”). The Company has not recorded the Note or any accrued interest in its consolidated balance sheet as of December 31, 2012, and currently plans to recognize the $200,000 gain represented by the Note as the Note is collected. As of March 31, 2013, VeriTeQ had not yet made payment on the Note.

In connection with the sale, the Company entered into a license agreement with VeriTeQ (the “Original License Agreement”) which grants VeriTeQ a non-exclusive, perpetual, non-transferable, license to utilize the Company’s bio-sensor implantable radio frequency identification (RFID) device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System” (the “Patent”) for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management.  Pursuant to the Original License Agreement, the Company was to receive royalties in the amount of 10% on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of 20% on gross revenues that are generated under the Development and Supply Agreement between the Company and Medical Components, Inc. (“Medcomp”) dated April 2, 2009. The total cumulative royalty payments under the agreement with Medcomp will not exceed $600,000.

The Company also entered into a shared services agreement with VeriTeQ on January 11, 2012 (the “Shared Services Agreement”), pursuant to which the Company agreed to provide certain services to VeriTeQ in exchange for $30,000 per month.  The term of the Shared Services Agreement commenced on January 23, 2012. The first payment for such services is not payable until VeriTeQ receives gross proceeds of a financing of at least $500,000. The balance due from VeriTeQ under the Shared Services Agreement, including certain expenses paid by the Company on behalf of VeriTeQ, totaled approximately $160,000 as of May 31, 2012, which was not recorded in the Company’s balance sheet and was to be recorded on a cash basis as collected. On June 25, 2012, the Shared Services Agreement was amended, pursuant to which all amounts owed to the Company under the Shared Services Agreement as of May 31, 2012 were converted into 2,285,779 shares of common stock of VeriTeQ, to which no value was ascribed. In addition, effective June 1, 2012, the monthly charge for the shared services under the Shared Services Agreement was reduced from $30,000 to $12,000.  Furthermore, on June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VeriTeQ meeting certain minimum royalty requirements as follows: 2013 - $400,000; 2014 - $800,000; and 2015 and thereafter - $1,600,000.

On August 28, 2012, the Company entered into an Asset Purchase Agreement with VeriTeQ (the “VeriTeQ Asset Purchase Agreement”), whereby VeriTeQ purchased all of the intellectual property, including patents and patents pending, related to the Company’s embedded biosensor portfolio of intellectual property. There were no proceeds received in connection with this sale and the intellectual property had a book value of nil. Under the VeriTeQ Asset Purchase Agreement, the Company is to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the embedded biosensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. In 2012, there are no minimum royalty requirements. Minimum royalty requirements thereafter, and through the remaining life of any of the patents and patents pending, are identical to the minimum royalties due under the Original License Agreement.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

Simultaneously with the VeriTeQ Asset Purchase Agreement, the Company entered into a license agreement with VeriTeQ granting the Company an exclusive, perpetual, transferable, worldwide and royalty-free license to the Patent and patents pending that are a component of the GlucoChip in the fields of blood glucose monitoring and diabetes management. In connection with the VeriTeQ Asset Purchase Agreement, the Original License Agreement, as amended June 26, 2012, was terminated. Also on August 28, 2012, the VeriTeQ Security Agreement was amended, pursuant to which the assets sold by the Company to VeriTeQ under the VeriTeQ Asset Purchase Agreement and the related royalty payments were added as collateral under the VeriTeQ Security Agreement.

On August 28, 2012, the Shared Services Agreement was further amended, pursuant to which, effective September 1, 2012, the monthly charge for the shared services under the Shared Services Agreement was reduced from $12,000 to $5,000.  As of December 31, 2012, VeriTeQ owed the Company $ 138,000 for shared services for which no revenue has been recorded.

13.   Conversion of Liability to Promissory Note

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full.  The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012.

In conjunction with the Boeing License Agreement with and the Teaming Agreement, Holland & Knight agreed to terminate its security interest.  As of December 31, 2012, the Company had repaid $125,000 of the H&K Note and has repaid $250,000 of the H&K Note in total as of March 31, 2013.

14.   Subsequent Events

Securities Purchase Agreement

Effective as of January 16, 2013, the Company entered into a Securities Purchase Agreement (the “TCA Purchase Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), pursuant to which TCA may purchase from the Company up to $5,000,000 senior secured, convertible, redeemable debentures (the “Debentures”). A $550,000 Debenture was purchased by TCA on January 16, 2013 (the “First Debenture”).

The maturity date of the First Debenture is January 16, 2014, subject to adjustment (the “Maturity Date”). The First Debenture bears interest at a rate of twelve percent (12%) per annum. The Company, at its option, may repay the principal, interest, fees and expenses due under the Debenture with no penalty or premium and in full and for cash, at any time prior to the Maturity Date, with three (3) business days advance written notice to the holder. At any time while the Debenture is outstanding, but only upon the occurrence of an event of default under the TCA Purchase Agreement or any other transaction documents, the holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, redemption premium and any other sums due and payable under the First Debenture or any other transaction document (such total amount, the “Conversion Amount”) into shares of the Company’s common stock at a price equal to (i) the Conversion Amount divided by (ii) eighty-five (85%) of the average daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Debenture also contains a provision whereby TCA may not own more than 4.99% of the Company’s common stock at any one time.

POSITIVEID CORPORATION
Notes to Consolidated Financial Statements

As consideration for entering into the TCA Purchase Agreement, the Company paid to TCA (i) a transaction advisory fee in the amount of $22,000, (ii) a due diligence fee equal to $10,000, and (iii) document review and legal fees in the amount of $12,500.

As further consideration, the Company agreed to issue to TCA that number of shares of the Company’s common stock that equals $100,000 (the “Incentive Shares”). For purposes of determining the number of Incentive Shares issuable to TCA, the Company’s common stock was valued at the volume weighted average price for the five (5) trading days immediately prior to the date of the TCA Purchase Agreement, as reported by Bloomberg. It is the intention of the Company and TCA that the value of the Incentive Shares shall equal $100,000. In the event the value of the Incentive Shares issued to TCA does not equal $100,000 after a twelve month evaluation date, the TCA Purchase Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury) to adjust the number of Incentive Shares issued.

In connection with the TCA Purchase Agreement, the Company entered into a Security Agreement (the “TCA Security Agreement”) with TCA. As security for the Company’s obligations to TCA under the Debentures, the TCA Purchase Agreement and any other transaction document, the TCA Security Agreement grants to TCA a continuing, second priority security interest in all of the Company’s assets and property, wheresoever located and whether now existing or hereafter arising or acquired. This security interest is subordinate to the security interest of The Boeing Company, who has a secured interest supporting that certain Boeing License Agreement.

License of iglucose

In February 15, 2013, the Company entered into an agreement the (“SGMC Agreement”) with SGMC, Easy Check, Easy-Check Medical Diagnostic Technologies Ltd., an Israeli company, and Benjamin Atkin, an individual (“Atkin”), pursuant to which the Company licensed its iglucose™ technology to SGMC for up to $2 million based on potential future revenues of glucose test strips sold by SGMC.  These revenues will range between $0.0025 and $0.005 per strip. A person with diabetes who tests three times per day will use over 1,000 strips per year.

Pursuant to the SGMC Agreement, the Company granted SGMC an exclusive right and license to the intellectual property rights in the iglucose patent applications; a non-exclusive right and license to use and make a “white label” version of the iglucose websites; a non-exclusive right and license to use all documents relating to the iglucose 510(k) application to the Food and Drug Administration of the United States Government; and an exclusive right and license to the iglucose trademark. The Company has also agreed to transfer to SGMC all right, title, and interest in the www.iglucose.com and www.iglucose.net domain names.

In consideration for the rights and licenses discussed above, and the transfer of the domain names, SGMC shall pay to PositiveID the amount set forth below for each glucose test strip sold by SGMC and any sublicensees of SGMC for which results are posted by SGMC via its communications servers (the “Consideration”):

(i) $.0025 per strip sold until SGMC has paid aggregate Consideration of $1,000,000; and
(ii) $.005 per strip sold thereafter until SGMC has paid aggregate Consideration of $2,000,000; provided, however, that the aggregate Consideration payable by SGMC pursuant to the SGMC Agreement shall in no event exceed $2,000,000.

Intercreditor Agreement

On March 18, 2013, the Company entered into an Intercreditor and Non-Disturbance Agreement (the “Intercreditor Agreement”) among PositiveID and MFS; VeriGreen Energy Corporation, Steel Vault Corporation, IFTH NY Sub, Inc., and IFTH NJ Sub, Inc. Boeing, and TCA. The Intercreditor Agreement sets forth the agreement of Boeing and TCA as to their respective rights and obligations with respect to the Boeing Collateral (as described below) and the TCA Collateral (as described below) and their understanding relative to their respective positions in the Boeing Collateral and the TCA Collateral and clarifies that Boeing’s lien under the Boeing Security Agreement relates to the Company’s M-BAND technology.

The “Boeing Collateral” includes, among other things, all Intellectual Property Rights (as defined in the Intercreditor Agreement) in the M-BAND Technology (as defined in the Intercreditor Agreement), including without limitation certain patents and patent applications set forth in the Intercreditor Agreement. The TCA Collateral includes any and all property and assets of PositiveID. The liens of Boeing on the Boeing Collateral are senior and prior in right to the liens of TCA on the Boeing Collateral and such liens of TCA on the Boeing Collateral are junior and subordinate to the liens of Boeing on the Boeing Collateral.

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

2.3
Amendment No. 1 to Agreement and Plan of Reorganization, dated October 1, 2009, among PositiveID Corporation, Steel Vault Corporation, and VeriChip Acquisition Corp (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on October 1, 2009).

2.4
Asset Purchase Agreement, dated November 12, 2008, among PositiveID Corporation, Digital Angel Corporation and Destron Fearing Corporation (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 14, 2008).

2.5
Stock Purchase Agreement, dated May 9, 2011 among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 12, 2011).

2.6
First Amendment to Stock Purchase Agreement, dated May 23, 2011, among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 25, 2011).

2.7
Asset Purchase Agreement, dated July 22, 2011, among PositiveID Corporation, National Credit Report.com, LLC and CoreLogic Credco, LLC (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on July 25, 2011).

3.1
Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012 and May 31, 2012 (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1/A previously filed by PositiveID Corporation on June 5, 2012) (Registration No. 333-180645).

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
4.2
Common Stock Purchase Warrant, dated August 15, 2012, issued to JMJ Financial (incorporated by reference to Exhibit 4.2 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

4.3
Common Stock Purchase Warrant, dated November 8, 2012, issued to JMJ Financial (incorporated by reference to Exhibit 4.3 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

4.4	Common Stock Purchase Warrant, dated February 27, 2013, issued to JMJ Financial**
4.5	Senior Secured, Convertible, Redeemable Debenture issued to TC4 Global Credit Master Fund, LP on January 16, 2013**
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
10.7*
PositiveID Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 previously filed by PositiveID Corporation on September 7, 2011) (Registration No. 333-176716).

10.8*
Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated (incorporated by reference to Exhibit 4.1 of the Post Effective Amendment No. 1 on Form S-8 to S-4 previously filed by PositiveID Corporation on November 12, 2009) (Registration Statement No. 333-161991

10.9*
Form of Restricted Stock Award Agreement under the 2002/2005 Flexible Stock Plan (incorporated by reference to Exhibit 10.3 of the Form 10-K previously filed by PositiveID Corporation on April 2, 2007).

10.10*
Form of Non-Qualified Stock Option Award Agreement under the 2002/2005 Flexible Stock Plan (incorporated by reference to Exhibit 10.4 of the Form 10-K previously filed by PositiveID Corporation on April 2, 2007).

10.11*
Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on August 8, 2007).

10.12*
Form of Stock Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 8, 2007).

10.13*
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

10.21*	Form of Non-Qualified Stock Option Award Agreement under the PositiveID Corporation 2011 Stock Incentive Plan**
10.22*	Form of Restricted Stock Award Agreement under the PositiveID Corporation 2011 Stock Incentive Plan**
10.23*
Letter Agreement, dated March 27, 2009, between PositiveID Corporation and William J. Caragol (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on March 30, 2009).

10.24
Letter Agreement, dated May 15, 2008, between PositiveID Corporation and Digital Angel Corporation (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on May 16, 2008).

10.25*
PositiveID Corporation Employment and Non-Compete Agreement between the Company and Scott R. Silverman dated November 11, 2010 (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2010).

10.26*
PositiveID Corporation Employment and Non-Compete Agreement between the Company and William J. Caragol dated November 11, 2010 (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2010).

10.27
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

10.29†
Development and Supply Agreement, dated March 17, 2009, between PositiveID Corporation and Medical Components, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2009).

10.30
License Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).

10.31
Development/Master Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).

10.32
Development/Master Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.5 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).

10.33
First Amendment to Development/Master Agreement, dated April 22, 2010, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on May 6, 2010).

10.34
Convertible Preferred Stock Purchase Agreement, dated September 29, 2009, between PositiveID Corporation and Optimus Capital Partners, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on September 29, 2009).

10.35
Amended and Restated Convertible Preferred Stock Purchase Agreement, dated March 14, 2011, between PositiveID Corporation and Optimus Capital Partners, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on March 14, 2011).

10.36
Preferred Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius Capital Group, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on April 29, 2010).

10.37
Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius CG II, Ltd. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on April 29, 2010).

10.38
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

10.41
Amended and Restated Development/Master Agreement, dated February 26, 2010, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.50 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).

10.42†
AT&T Machine to Machine Wireless Communications Agreement, dated January 24, 2011, between PositiveID Corporation and AT&T Mobility II, LLC (incorporated by reference to Exhibit 10.49 of the Form 10-K previously filed by PositiveID Corporation on March 25, 2011).

10.43†
Raytheon Microelectronics Proposal for the Manufacturing and Test of Transponder RFID S100, dated as of February 24, 2011, between PositiveID Corporation and Raytheon Microelectronics España S.A. (incorporated by reference to Exhibit 10.50 of the Form 10-K previously filed by PositiveID Corporation on March 25, 2011).

10.44
Preferred Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global III, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on July 28, 2011).

10.45
Waiver to Preferred Stock Purchase Agreement, dated August 12, 2011, between PositiveID Corporation and Ironridge Global III, LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on August 15, 2011).

10.46
Common Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on July 28, 2011).

10.47
Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on July 28, 2011).

10.48
First Amendment to Stock Purchase Agreement, dated August 29, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.55 of the Form S-1 previously filed by PositiveID Corporation on August 29, 2011).

10.49
First Amendment to Preferred Stock Purchase Agreement, dated September 16, 2011, between PositiveID Corporation and Ironridge Global III, LLC for Series F Preferred Stock (incorporated by reference to Exhibit 10.5 of the Form 10-Q previously filed by PositiveID Corporation on November 14, 2011).

10.50
First Amendment to PositiveID Corporation Employment and Non-Compete Agreement, dated September 30, 2011, between PositiveID Corporation and Scott R. Silverman (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on September 30, 2011).

10.51
Employment and Non-Compete Agreement, dated September 30, 2011 between PositiveID Corporation and Bryan D. Happ (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on September 30, 2011).

10.52
Amended and Restated Employment, Consulting and Non-Compete Agreement, dated December 8, 2011, between PositiveID Corporation and Scott R. Silverman (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on December 9, 2011).

10.53
Security Agreement dated December 8, 2011, between PositiveID Corporation and Scott R. Silverman (incorporated by reference to Exhibit incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on December 9, 2011).

10.54
First Amendment to Employment and Non-Compete Agreement dated December 7, 2011, between PositiveID Corporation and William J. Caragol (incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on December 9, 2011).

10.55
Preferred Stock Purchase Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. for Series H Preferred Stock (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on January 13, 2012).

10.56
Securities Purchase Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on January 13, 2012).

10.57
Registration Rights Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on January 13, 2012).

10.58
Stock Purchase Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.64 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).

10.59
Secured Promissory Note, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.65 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).

10.60
Security Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.66 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).

10.61
First Amendment to Security Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.9 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

10.62
License Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.67 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).

10.63
Amendment to License Agreement, dated June 26, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.7 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).

10.64
License Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.8 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

10.65
Shared Services Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.68 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).

10.66
Amendment to Shared Services Agreement, dated June 25, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.6 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).

10.67
Second Amendment to Shared Services Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.10 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

10.68
Asset Purchase Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.7 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

10.69
First Amendment to Amended and Restated Employment, Consulting and Non-Compete Agreement, dated March 23, 2012, between the PositiveID Corporation and Scott R. Silverman (incorporated by reference to Exhibit 10.70 of the Form 10-K previously filed by PositiveID Corporation on March 28, 2012).

10.70
Letter Agreement, dated March 7, 2012, between PositiveID Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.10 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2012).

10.71
Letter Agreement, dated May 30, 2012, between PositiveID Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.76 of the Registration Statement on Form S-1/A previously filed by PositiveID Corporation on June 5, 2012) (Registration No. 333-180645).

10.72*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2012).
10.73
Securities Purchase Agreement, dated June 4, 2012, between PositiveID Corporation and the investors named therein (incorporated by reference to Exhibit 10.74 of the Registration Statement on Form S-1/A previously filed by PositiveID Corporation on June 5, 2012) (Registration No. 333-180645).

10.74
Registration Rights Agreement, dated June 4, 2012, between the PositiveID Corporation and the investors named therein (incorporated by reference to Exhibit 10.75 of the Registration Statement on Form S-1/A previously filed by PositiveID Corporation on June 5, 2012) (Registration No. 333-180645).

10.75
Stock Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on July 13, 2012).

10.76
Registration Rights Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on July 13, 2012).

10.77
Secured Promissory Note, dated July 9, 2012, between PositiveID Corporation and Holland & Knight LLP (incorporated by reference to Exhibit 10.8 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).

10.78
Security Agreement, dated July 9, 2012, between PositiveID Corporation and Holland & Knight LLP (incorporated by reference to Exhibit 10.9 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).

10.79	Termination Agreement, dated January 16, 2013, between PositiveID Corporation and Holland & Knight LLP**
10.80
Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.10 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).

10.81
Amendment No. 1 to Preferred Stock Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Global III, LLC (incorporated by reference to Exhibit 10.11 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).

10.82
Secured Promissory Note, dated September 7, 2012, executed by PositiveID Corporation in favor of William J. Caragol (incorporated by reference to Exhibit 10.11 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

10.83
Security Agreement, dated September 7, 2012, between PositiveID Corporation and William J. Caragol (incorporated by reference to Exhibit 10.12 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

10.84	Termination Agreement, dated January 16, 2013, between PositiveID Corporation and William J. Caragol**
10.85
Purchase Agreement, dated September 12, 2012, between PositiveID Corporation and Ironridge Technology Co., a division of Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.13 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

10.86
Separation Agreement and General Release, dated September 28, 2012, between PositiveID Corporation and Bryan D. Happ (incorporated by reference to Exhibit 10.14 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

10.87	Promissory Note, dated August 14, 2012, issued in favor of JMJ Financial (incorporated by reference to Exhibit 10.15 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

10.88
Securities Purchase Agreement, dated November 8, 2012, between PositiveID Corporation and JMJ Financial (incorporated by reference to Exhibit 10.16 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).

10.89	Sole and Exclusive License Agreement, dated December 19, 2012, between PositiveID Corporation and The Boeing Company**
10.90	Teaming Agreement, dated December 19, 2012, between PositiveID Corporation and The Boeing Company**
10.91	Security Agreement, dated December 19, 2012, between PositiveID Corporation and The Boeing Company**
10.92
Intercreditor and Non-Disturbance Agreement, dated March 18, 2013, among PositiveID Corporation and MicroFluidic Systems; VeriGreen Energy Corporation, Steel Vault Corporation, IFTH NY Sub, Inc., and IFTH NJ Sub, Inc., The Boeing Company and TCA Global Credit Master Fund, LP**

10.93	Purchase Agreement, dated January 16, 2013, between PositiveID Corporation and TCA Global Credit Master Fund, LP**
10.94	Security Agreement, dated January 16, 2013, between PositiveID Corporation and TCA Global Credit Master Fund, LP**
10.95	Security Agreement, dated January 16, 2013, between TCA Global Credit Master Fund, LP and the subsidiaries of PositiveID Corporation named therein**
10.96	Guaranty Agreement, dated January 16, 2013, by the subsidiaries of PositiveID Corporation named therein in favor of TCA Global Credit Master Fund, LP**
10.97	Subordination of Loans Agreement, dated January 16, 2013, between PositiveID Corporation, the subsidiaries of PositiveID Corporation named therein, and TCA Global Credit Master Fund, LP**
10.98	Validity Guaranty, dated January 16, 2013, executed by William J. Caragol in favor of TCA Global Credit Master Fund, LP**
10.99	Agreement, dated February 15, 2013, among PositiveID Corporation, Smart Glucose Meter Corp., Easy Check Medical Diagnostics, LLC, Easy-Check Medical Diagnostic Technologies Ltd., and Benjamin Atkin**
21.1	List of Subsidiaries of PositiveID Corporation**
23.1	Consent of EisnerAmper LLP**
31.1	Certification by William J. Caragol, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*Management contract or compensatory plan.
† Confidential treatment has been obtained with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
** Filed herewith
*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of
      Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.