Form 10-Q
period 2013-03-31
POSITIVEID Corp
filed 2013-05-20
CIK 1347022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-33297

POSITIVEID CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	06-1637809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1690 South Congress Avenue, Suite 201
Delray Beach, Florida 33445	(561) 805-8000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 16, 2013 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	15,897,463

POSITIVEID CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
POSITIVEID CORPORATION
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$225	$111
Prepaid expenses and other current assets	7	37
Total Current Assets	232	148

Equipment, net	19	24
Prepaid tax advance	746	738
Goodwill	510	510
Intangibles, net	878	980
Other assets	11	11
Total Assets	$2,396	$2,411

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$666	$967
Deferred revenue	1,750	1,000
Accrued expenses and other current liabilities	1,393	1,350
Short term convertible debt, net of discount	95	221
Notes payable	1,026	716
Warrant liability	105	93
Tax contingency	305	337
Contingent earn-out liability	598
Accrued preferred stock dividends payable	110	99
Total Current Liabilities	6,048	4,783

Tax contingency	664	743
Contingent earn-out liability	76	645

Commitments and contingencies

Stockholders’ Deficit:
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – 400 and 776 shares issued and outstanding, liquidation preference of $510 and $876, at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, 470,000,000 shares authorized, $.01 par value, 14,586,579 and 9,541,174 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	3,646	2,385
Additional paid-in capital	108,596	105,448
Accumulated deficit	(116,634)	(111,329)
	(4,392)	(3,496)
Note receivable for shares issued	—	(264)
Total Stockholders’ Deficit	(4,392)	(3,760)
Total Liabilities and Stockholders’ Deficit	$2,396	$2,411

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Selling, general and administrative	1,605	2,167
Research and development	160	250
Total operating expenses	1,765	2,417
Operating loss	(1,765)	(2,417)

Other income (loss), net	(136)	69
Net loss	(1,901)	(2,348)

Preferred stock dividends	(11)	(26)
Beneficial conversion dividend on preferred stock	(3,404)	(2,006)
Net loss attributable to common stockholders	$(5,316)	$(4,380)

Net loss per common share attributable to common stockholders – basic and diluted	$(0.49)	$(1.38)

Weighted average shares outstanding – basic and diluted	10,863	3,179

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statement of Stockholders’ Deficit
For the Three Months Ended March 31, 2013
(In thousands, except share data)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Note Receivable For Shares	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	(Deficit)

Balance at January 1, 2013	776	—	9,541	2,385	105,448	(111,329)	(264)	(3,760)

Conversion of Series F Preferred shares and repayment of Ironridge note receivable	(376)	—	1,733	433	(433)	—	264	264
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	3,404	(3,404)	—	—
Issuance of Common Stock pursuant to JMJ debt to equity conversion	—	—	264	66	18	—	—	84
Beneficial conversion feature and issuance of warrants related to financing agreement	—	—	—	—	35	—	—	35
Cost of debt related to financing agreement	—	—	244	61	67	—	—	128
Issuance of Common Stock pursuant to Ironridge stock purchase agreement	—	—	320	80	57	—	—	137
Stock-based compensation	—	—	2,484	621	11	—	—	632
Accrual of preferred stock dividends	—	—	—	—	(11)	—	—	(11)
Net loss	—	—	—	—	—	(1,901)	—	(1,901)

Balance at March 31, 2013	400	$—	14,586	$3,646	$108,596	$(116,634)	$—	$(4,392)

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,901)	$(2,348)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106	108
Stock-based compensation to employees and advisors	245	658
Debt discount and cost amortization	86	—
Non-cash interest expense	7	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(88)	42
Increase (decrease) in accounts payable and accrued expenses	111	698
Increase in deferred revenue	750	—
Net cash used in operating activities	(684)	(842)
Cash flows from investing activity:
Purchase of equipment	—	(5)
Net cash used in investing activity	—	(5)
Cash flows from financing activities:
Proceeds from equity financings, net of fees	417	963
Proceeds from debt financing, net of fees	558	—
Principal payment of short-term debt	(177)	—
Net cash provided by financing activities	798	963
Net increase in cash and cash equivalents	114	116
Cash and cash equivalents, beginning of period	111	28
Cash and cash equivalents, end of period	$225	$144

Supplementary Cash Flow Information:
Non-cash financing and investing activities:
Conversion of promissory note	$84	$—
Issuance of shares for fees	128	—
Issuance of warrants for advisory	35	—
	$247	$—

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

1.   Organization and Basis of Presentation

PositiveID (the “Company” or “PositiveID”), through its wholly owned subsidiary MicroFluidic Systems (“MFS”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing. The Company, through MFS, also develops fully automated pathogen detection systems and assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  MFS is also developing automated pathogen detection systems (Dragonfly and Firefly) for rapid diagnostics, both for clinical and point of need applications.

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

Also, in November 2008, R & R Consulting Partners LLC, a company controlled by the Company’s then chairman and chief executive officer, purchased 214,222 shares of common stock from Digital Angel, at which point in time Digital Angel ceased being a stockholder.

In September 2009, the Company, VeriChip Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the “Acquisition Subsidiary”), and Steel Vault Corporation, a Delaware corporation (“Steel Vault”), signed an Agreement and Plan of Reorganization (the “Merger Agreement”), dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming a wholly-owned subsidiary of the Company (the “Merger”). Upon the consummation of the Merger, all outstanding shares, options and warrants of Steel Vault’s common stock were converted into approximately 0.2 million shares of common stock, 0.1 million options, and 18,200 warrants of the Company. At the closing of the Merger, the Company changed its name to PositiveID Corporation.

In February 2010, the Company acquired the assets of Easy Check Medical Diagnostics, LLC (“Easy Check”), which included the glucose breath analysis system and the iglucose wireless communication system. The Company issued 12,000 shares of common stock in February 2010, with a fair value of $351,000, as consideration for the purchase.  The purchase agreement also included certain contingent payments and cash royalties based on future revenues.

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

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

Authorized Common Stock (Reverse Stock Split)

As of March 31, 2013, the Company was authorized to issue 470 million shares of common stock.  On April 18, 2013, the Company’s stockholders approved a reverse stock split within a range of between 1-for-10 to 1-for-25. On that same date the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for- 25 and the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the reverse stock split. The reverse split only affected outstanding common stock and the number of authorized shares was not adjusted. On April 23, 2013, the reverse stock split became effective.  All share amounts in our historical financial statements have been adjusted to reflect the 1-for-25 reverse stock split.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2013, the Company had a working capital deficiency of approximately $5.2 million and an accumulated deficit of $116.6 million, compared to a working capital deficiency of $4.6 million and an accumulated deficit of approximately $111.3 million as of December 31, 2012.  The Company has incurred operating losses since its inception, and has not generated revenue from continuing operations since 2009. The current operating losses are the result of research and development expenses and selling, general and administrative expenses. The Company expects its operating losses to continue through at least 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the continued development of its products and to support working capital requirements.  Until the Company is able to achieve operating profits, the Company will continue to seek to access the capital markets.  In 2012 and 2011, the Company raised approximately $7.4 million from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt.  During and subsequent to the three months ended March 31, 2013, the Company has raised approximately $1.0 million, net, from a new promissory note, additional convertible debt, preferred stock conversions, and its Ironridge equity line financing (See Note 4 and Note 10).  Additionally, in March and April 2013 the Company received $1,500,000 in two equal installments, under its license agreement with The Boeing Company (see Note 9).  During 2013, the Company will need to raise additional capital in order to execute its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to access capital to provide funds to meet its working capital requirements for the near-term future. In addition and if necessary, the Company could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that the Company will be able to negotiate additional sources of equity or credit for its long term capital needs. The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows, and result in significant dilution to the Company’s existing stockholders. The Company’s consolidated financial statements do not include any adjustments relating recoverability of assets and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

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

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of March 31, 2013 and 2012 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	March 31,
	2013	2012
Convertible preferred stock	32	122
Stock options	429	154
Warrants	531	12
Unvested shares of restricted common stock	2,432	16
	3,424	304

Segment Information

The Company operates in a single market segment.

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

3. Acquisitions/Dispositions

MicroFluidic Systems Acquisition

On May 23, 2011, the Company acquired all of the outstanding capital stock of MFS in a transaction accounted for using the purchase method of accounting (the “Acquisition”).  Since MFS’s inception, its key personnel have had an important role in developing technologies to automate the process of biological pathogen detection.

As consideration for the consummation of the Acquisition, the Company paid $250,000 to fund certain accounts payable of MFS (of which approximately $24,000 was paid to selling shareholders) and issued 95,000 shares of common stock of the Company (the “Stock Consideration”). The Company issued a total of 38,857 shares of common stock in 2011 to its advisors for brokerage services rendered in conjunction with the Acquisition. The Company incurred a charge in 2011 of approximately $550,000 related to the direct costs of the Acquisition, consisting of the $365,000 value of the shares of common stock issued to its advisors and $185,000 of cash costs. The Company issued an additional 18,406 shares of common stock to the advisors during the first quarter of 2012, pursuant to which a charge of approximately $69,000 was recorded.

In connection with the Acquisition, the Company is also required to make certain earn-out payments, up to a maximum of $4,000,000 payable in shares of the Company’s common stock, upon certain conditions over 2013 and 2014 (the “Earn-Out Payment”). There was also opportunity for the MFS sellers to achieve Earn-Out Payments in 2011 and 2012.  Targets were not met in either of these two years.  The earn-out for years 2013-2014 is based on MFS achieving certain earnings targets for the respective year, subject to a maximum Earn-Out Payment of $2,000,000 per year and an overall cumulative maximum Earn-Out Payment of $4,000,000.  Additionally, approximately two-thirds of the earn-out is capped at $8.00 per share.  Further, the Company is prohibited from making any Earn-Out Payment until stockholder approval is obtained if the aggregate number of shares to be issued exceeds 19.99% of the Company’s common stock outstanding immediately prior to the closing. In the event the Company is unable to obtain any required stockholder approval, the Company is obligated to pay the applicable Earn-Out Payment in cash to the sellers. In addition, the Company may pay any Earn-Out Payment in cash at its option.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

The estimated purchase price of the Acquisition totaled approximately $1,653,000, comprised of (i) $24,000 in cash, (ii) Stock Consideration of $879,000 based on a stock price of $9.25 per share, and (iii) contingent consideration of approximately $750,000. The fair value of the contingent consideration was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement. On October 31, 2011, the Company entered into an agreement with two of the selling MFS shareholders pursuant to which the two individuals waived their right to any earn-out compensation for 2011 in settlement of the closing working capital adjustment provisions of the purchase agreement.

Sale of Subsidiary to Related Party

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ”), which is owned and controlled by Mr. Silverman, our former Chairman and Chief Executive Officer, purchased all of the outstanding capital stock of PositiveID Animal Health (“Animal Health”) in exchange for a secured promissory note in the amount of $200,000 (the “Note”) and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest, to which no value was ascribed. Our chief executive officer, Mr. Caragol, also serves on the Board of Directors of VeriTeQ. The Note accrues interest at 5% per annum. Payments under the Note were to begin on January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note is secured by substantially all of the assets of Animal Health pursuant to a Security Agreement dated January 11, 2012 (the “VeriTeQ Security Agreement”). The Company has not recorded the Note or any accrued interest in its consolidated balance sheet as of March 31, 2013, and currently plans to recognize the $200,000 gain represented by the Note as the Note is collected. As of March 31, 2013, VeriTeQ had not yet made payment on the Note.

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

The Company also entered into a shared services agreement with VeriTeQ on January 11, 2012 (the “Shared Services Agreement”), pursuant to which the Company agreed to provide certain services, including administrative, rent, accounting, business development and marketing, to VeriTeQ in exchange for $30,000 per month. The Shared Services Agreement has also included working capital advances from time to time. The term of the Shared Services Agreement commenced on January 23, 2012. The first payment for such services was not payable until VeriTeQ receives gross proceeds of a financing of at least $500,000. The balance due from VeriTeQ under the Shared Services Agreement, including certain expenses paid by the Company on behalf of VeriTeQ, totaled approximately $160,000 as of May 31, 2012, which was not recorded in the Company’s balance sheet and was to be recorded on a cash basis as collected. On June 25, 2012, the level of resources provided under the Shared Services Agreement was reduced and the agreement was amended, pursuant to which all amounts owed to the Company under the Shared Services Agreement as of May 31, 2012 were converted into 2,285,779 shares of common stock of VeriTeQ, to which no value was ascribed. In addition, effective June 1, 2012, the monthly charge for the shared services under the Shared Services Agreement was reduced from $30,000 to $12,000.

On June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VeriTeQ meeting certain minimum royalty requirements as follows: 2013 - $400,000; 2014 - $800,000; and 2015 and thereafter - $1,600,000.

On August 28, 2012, the Company entered into an Asset Purchase Agreement with VeriTeQ (the “VeriTeQ Asset Purchase Agreement”), whereby VeriTeQ purchased all of the intellectual property, including patents and patents pending, related to the Company’s embedded biosensor portfolio of intellectual property. There were no proceeds received in connection with this sale and the intellectual property had a book value of nil. Under the VeriTeQ Asset Purchase Agreement, the Company is to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the embedded biosensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. In 2012, there are no minimum royalty requirements. Minimum royalty requirements thereafter, and through the remaining life of any of the patents and patents pending, are identical to the minimum royalties due under the Original License Agreement, as amended.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

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

On August 28, 2012, the Shared Services Agreement was further amended to align with the level of services being provided, pursuant to which, effective September 1, 2012, the monthly charge for the shared services under the Shared Services Agreement was reduced from $12,000 to $5,000.  As of December 31, 2012 and March 31, 2013, VeriTeQ owed the Company $138,000 and $ 211,000, respectively, for shared services and working capital advances, for which no revenue has been recorded. On April 22, 2013, the Company entered into a non-binding letter agreement with VeriTeQ in which it agreed to provide up to an additional $60,000 of support during April and May 2013.

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

In consideration for the rights and licenses discussed above, and the transfer of the domain names, SGMC shall pay to the Company the amount set forth below for each glucose test strip sold by SGMC and any sublicensees of SGMC for which results are posted by SGMC via its communications servers (the “Consideration”):

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

To facilitate the transactions contemplated by the Optimus Purchase Agreement, R & R Consulting Partners, LLC (“R&R”), a company controlled by Scott R. Silverman, the Company’s former chairman and chief executive officer, loaned shares of common stock of the Company to Optimus equal to 135% of the aggregate purchase price for each tranche pursuant to stock loan agreements between R & R and Optimus. R & R was paid a $100,000 fee in October 2009 and was to be paid 2% as interest for the fair value of the loaned shares for entering into the stock loan arrangement.  R & R could demand return of some or all of the borrowed shares (or an equal number of freely tradable shares of common stock) at any time on or after the six-month anniversary date such borrowed shares were loaned to Optimus, but no such demand could be made if there are any shares of Series A Preferred Stock then outstanding. If a permitted return demand was made, Optimus was required to return the borrowed shares (or an equal number of freely tradable shares of common stock) within three trading days after such demand. Optimus could return the borrowed shares in whole or in part, at any time or from time to time, without penalty or premium. On September 29, 2009, October 8, 2009, and October 21, 2009, R & R loaned Optimus 52,000, 32,000 and 24,000 shares, respectively, of Company common stock.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

On September 29, 2009, the Company exercised the first tranche of the Optimus financing, pursuant to which it issued 296 shares of Series A Preferred Stock, for a purchase price of approximately $3.0 million. In support of this tranche, R & R loaned Optimus 52,000shares of common stock. The tranche closed on October 13, 2009, and the Company received proceeds of approximately $3.0 million, less the fees due on the entire financing commitment of $800,000. On November 5, 2009, the Company closed the second tranche of this financing, issuing 166 shares of Series A Preferred Stock, for a purchase price of approximately $1.7 million. In support of this tranche, R & R loaned Optimus approximately 56,000 shares of common stock.

On May 12, 2010, R & R demanded the return of 108,000 shares loaned to Optimus.  Also on May 12, 2010, the Company sent Optimus a notice of its election to convert all of the outstanding shares of Series A Preferred Stock into 109,178 shares of Company common stock.  Optimus returned these shares to R & R in repayment of the loan. The conversion of the Series A Preferred Stock was determined by a fixed conversion price that was determined at the time of the two tranche closings, which were approximately $76.75 and $40 per share, respectively. The Company was required to issue make-whole shares to Optimus equal to 35% of the Series A Liquidation Value ($10,000 per share of Series A Preferred Stock) because the Series A Preferred Stock was redeemed prior the first anniversary of the issuance date.  On October 13, 2010, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware effecting the elimination of the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.  No shares of Series A Preferred Stock remained outstanding as of December 31, 2010.

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

On March 14, 2011, the Company delivered a Notice to Optimus to sell 140 shares of Series C Preferred Stock for a purchase price of approximately $1.4 million.   In support of this tranche, R & R loaned 109,178 shares, Mr. Silverman loaned 2,822 shares and William Caragol, the Company’s current chairman and chief executive officer, loaned 28,000 shares of Company common stock to Optimus (the “Loaned Shares”). On April 12, 2011, the tranche closed and the Company received proceeds of approximately $1.4 million, less $100,000 paid to Optimus to waive the requirement under the Amended Optimus Purchase Agreement that the conversion price of the Series C Preferred Stock issued in the tranche be reset at the lowest closing bid price for the nineteen trading days following the tranche notice date, which was March 14, 2011, due to the closing bid price of a share of the Company’s common stock falling below 75% during such nineteen trading day period.

On October 12, 2011, R & R, Mr. Caragol and Mr. Silverman demanded the return of the Loaned Shares from Optimus. Also on October 12, 2011, the Company sent Optimus a notice of its election to convert all of the outstanding shares of Series C Preferred Stock into 140,000 shares of common stock. The conversion of the Series C Preferred Stock was determined by a fixed conversion price that was determined at the time of the tranche closing, which was approximately $10 per share. On October 17, 2011, Optimus failed to return the Loaned Shares within three trading days of the demand by R & R, Mr. Silverman and Mr. Caragol as required under the terms of the Amended Optimus Purchase Agreement. No shares of Series C Preferred Stock remained outstanding as of December 31, 2012 and 2011.

On January 27, 2012, the Company issued an aggregate of 140,000 shares of common stock to R & R Consulting Partners, LLC, Mr. Silverman and Mr. Caragol in exchange for the Loaned Shares. The securities that were originally issued upon conversion remain outstanding but have no voting, dividend, distribution or other rights of common stockholders. Further, Optimus has indicated in a public filing the absence of beneficial ownership of the 140,000 shares of common stock.  The Company believes that, while the transfer agent has not yet cancelled the original 140,000 shares, no requirements exist that legally prevent such cancellation from being effectuated.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

The Company believes that the transactions undertaken with Optimus as discussed herein were in compliance with applicable securities laws at the time of the financing transactions, including Section 5 of the Securities Act. If a violation did occur in connection with Optimus' resale of the common stock it received in connection with these financings, security holders who purchased these securities would have certain remedies available to them, including the right to rescind the purchase of those securities within the applicable statute of limitations, which under the Securities Act is one year commencing on the date of violation of the federal registration requirements. The Company believes that the federal statute of limitations on sales of shares of the Company’s common stock has expired for sales made under the 2009 Optimus transactions, and that the federal statute of limitations on sales of shares of the Company’s common stock expired in 2012 for sales made under the March 2011 Optimus transaction. Statutes of limitations under state laws vary by state, with the limitation time period under many state statutes not typically beginning until the facts giving rise to a violation are known. The Company is applying a contingency accounting model in determining whether a liability exists for this matter. Under this model, the Company evaluates whether a violation of the applicable securities laws has occurred resulting in a rescission right and whether a claim for a potential violation will be asserted. The Company has determined that there is a remote likelihood as to whether a violation has occurred. If the Company were required to pay security holders for rescission of their purchase of such securities, it could have a material adverse effect on the Company’s financial condition and results of operations. The Company is not presently able to accurately determine an estimated amount for any potential rescission liability associated with the resale of the loaned shares by Optimus in the event that the transaction were to be found to violate Section 5 of the Securities Act as it does not have knowledge of the amount and timing of such resales, nor information regarding the state or states in which such resales may have occurred. The Company believes that the range of prices at which Optimus sold the loaned shares was between $12.5-$80.5 per share related to the 2009 Optimus transactions and between $2.75-$15.75 per share related to the 2011 Optimus transaction. No adjustment has been made in the accompanying consolidated financial statements related to the outcome of this contingency.

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

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

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

The Common Stock issuable upon conversion of the Series C Preferred Stock, if any, will not be or have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. As of March 31, 2013, no shares of Series C Preferred Stock were outstanding.

Ironridge 2011 Common Stock Purchase Agreement

On July 27, 2011, the Company entered into a Common Stock Purchase Agreement (the “Common Stock Agreement”) with Ironridge Global Technology under which the Company could deliver a notice to Ironridge Global Technology exercising its right to require Ironridge Global Technology to purchase shares up to $2.5 million of its common stock at a price per share equal to $9.175. The purchase price was equal to 102% of the per share closing bid price of the Company’s common stock as reported on a public market on the trading day immediately before the date the Company announced that it entered into the Common Stock Agreement, which was July 27, 2011.

Ironridge Global Technology could pay the purchase price for the shares, at Ironridge Global Technology’s option, in cash or a secured promissory note, except that at least $250,000 of the purchase price was required to be paid in cash. The promissory note bears interest at 1.6% per year calculated on a simple interest basis. The entire principal balance and interest thereon is due and payable seven and one-half years from the date of the promissory note, but no payments are due so long as the Company is in default under the Common Stock Agreement or the Series F Agreement (defined below) or if there are any shares of Series F Preferred Stock issued or outstanding. The promissory note is secured by Ironridge Global Technology’s right, title and interest in all shares legally or beneficially owned by Ironridge or an affiliate, common stock and other securities with a fair market value equal to the principal amount of the promissory note.

The Company’s right to deliver a tranche notice to Ironridge Global Technology pursuant to the Common Stock Agreement was subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed and trading on a trading market, (ii) no uncured default exists under the Common Stock Agreement, and (iii) the Company’s representations and warranties set forth in the common Stock Agreement are true and correct in all material respects. The Company could not deliver a notice to Global Technology to purchase shares of its common stock if the total number of shares of common stock owned or deemed beneficially owned by Ironridge Global Technology and its affiliates would result in Ironridge Global Technology owning or being deemed to beneficially own more than 9.99% of all such common stock and other voting securities as would be outstanding on the date of exercise.

On July 28, 2011, the Company presented Ironridge Global Technology with a notice to purchase $2.5 million of its common stock under the Common Stock Agreement. Ironridge paid $250,000 in cash and the remaining $2.25 million in a promissory note, the terms of which are described above. The Company issued an aggregate of 272,480 shares of its common stock to Ironridge Global Technology in connection with the July 28, 2011 notice. No further shares may be sold under the Common Stock Agreement. In connection with the conversion of 1,324 shares of Series F Preferred Stock during 2012 (discussed below), a total of $1.9 million of the promissory note was repaid. The remaining $264,000 of the promissory note was repaid during early 2013 in connection with the conversion of 376 shares of Series F Preferred Stock (discussed below).

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

Ironridge Series F Preferred Stock Financing

On July 27, 2011, the Company also entered into a Preferred Stock Purchase Agreement (the “Series F Agreement”) with Ironridge Global III, LLC (“Ironridge Global”), under which Ironridge Global was committed to purchase for cash up to $1.5 million in shares of the Company’s redeemable, convertible Series F Preferred Stock (the “Series F Preferred Stock”) at $1,000 per share of Series F Preferred Stock.  The Series F Preferred Stock is convertible into shares of the Company’s common stock at the option of the holder at a fixed conversion price of $12.5 per common share. The conversion price if the Company elects to convert the Series F Preferred Stock is subject to adjustment based on the market price of the Company's common stock and any applicable early redemption price at the time the Company converts.

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

If the sole condition precedent to a Purchase Closing not satisfied is that the Condition is not met, the Company could, at its sole option, elect at any time to proceed with an alternate Purchase Closing, in which case, with respect to such Purchase Closing:

•	The Condition will not apply with respect to that Purchase Closing;

•
The Calculation Period will (i) commence on the trading day after Ironridge Global receives written notice of Company’s election, and (ii) exclude any trading day on which the Company’s common stock trades below $5.00 per share; and

•
The price per preferred share will be equal to the lesser of (a) $1,000, and (b) an amount equal to (i) $1,000, multiplied by (ii) 85% of the average of the daily volume-weighted average prices (the “VWAP”) during the Calculation Period, divided by (iii) $6.425.

Pursuant to the First Amendment, the price per preferred share with respect to the First Closing was equal to the lesser of: (a) $1,000; and (b) an amount, not below zero, equal to (i) $1,000, multiplied by (ii) 85% of the average of the VWAPs during the period between September 7, 2011 through the First Closing minus $5.00, divided by (iii) $1.425. The First Closing occurred on September 20, 2011, pursuant to which the Company issued 130 shares of Series F Preferred Stock to Ironridge Global for a nominal purchase price.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

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

On July 12, 2012, the Company also entered into an agreement with Ironridge Technology Co., a division of Ironridge Global IV, Ltd. (“Ironridge,” and together with Ironridge Global Technology and Ironridge Global, the “Ironridge Entities”) pursuant to which 500 shares of Series F Preferred Stock were issued to Ironridge. The $500,000 value which represents the fair value of the preferred shares was recorded as a charge to stockholder’s equity. Overall, the Company issued a total of 1,500 shares of Series F Preferred Stock to Ironridge Global under the Series F Agreement.

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

During 2012, the Company had converted 1,324 shares of Series F Preferred Stock pursuant to which 3.2 million shares of common stock were issued. Additionally, during early 2013, 376 shares of Series F Preferred Stock were converted. Through March 31, 2013, the Company has converted a total of 1,700 shares of Series F Preferred Stock, pursuant to which the Company issued a total of 4,917,590 shares of common stock to the Ironridge Entities. As of March 31, 2013 there were 400 shares of Series F Preferred Stock outstanding. Subsequent to March 31, 2013, 100 shares of Series Preferred Stock were converted into 590,254 shares of common stock.

In connection with the Series F conversions, the Company recorded beneficial conversion dividends during the three months ended March 31, 2013 and 2012, totaling $3.4 million and $2.0 million, respectively, representing the excess of fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion.

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

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

In addition, if the Company determines to liquidate, dissolve or wind-up its business, or engage in any deemed liquidation event, it must redeem the Series F Preferred Stock at the applicable early redemption price set forth above.

Conversion.   The Series F Preferred Stock is convertible into shares of the Company’s common stock at the applicable Ironridge Entities option or at the Company’s option at any time after six months from the date of issuance of the Series F Preferred Stock.  The fixed conversion price is equal to $12.50 per share which represented a premium of 32% over the closing price of the Company’s common stock on the trading day immediately before the date the Company announced the entry into the Series F Agreement (the “Series F Conversion Price”).

If an Ironridge Entity elects to convert, the Company will issue that number of shares of its common stock equal to the Series F Liquidation Value multiplied by the number of shares subject to conversion, divided by the Series F Conversion Price.

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

After 20 trading days, the Ironridge Entity shall return, or the Company shall issue, a number of conversion shares (the “Series F Reconciling Conversion Shares”), so that the total number of conversion shares under the conversion notice equals the early redemption price set forth above multiplied by the number of shares of subject to conversion, divided by the lower of (i) the Series F Conversion Price and (ii) 85% of the average of the daily volume-weighted average prices of the Company’s common stock for the 20 trading days following the Ironridge Entity’s receipt of the conversion notice.  However, if the trading price of the Company’s common stock during any one or more of the 20 trading days following the Ironridge Entity’s receipt of the conversion notice falls below 70% of the closing bid price on the day prior to the date the Company gives notice of its intent to convert, the Ironridge Entity will return the Series F Reconciling Conversion Shares to the Company and the pro rata amount of the conversion notice will be deemed canceled.

The Company cannot issue any shares of common stock upon conversion of the Series F Preferred Stock if it would result in an Ironridge Entity being deemed to beneficially own, within the meaning of Section 13(d) of the Securities Exchange Act, more than 9.99% of the total shares of common stock then outstanding.  Furthermore, until stockholder approval is obtained or the holder obtains an opinion of counsel reasonably satisfactory to the Company and its counsel that such approval is not required, both the holder and the Company are prohibited from delivering a conversion notice if, as a result of such exercise, the aggregate number of shares of common stock to be issued, when aggregated with any common stock issued to holder or any affiliate of holder under any other agreements or arrangements between the Company and the holder or any applicable affiliate of the holder, such aggregate number would, under NASDAQ Marketplace rules (or the rules of any other exchange where the common stock is listed), exceed the Cap Amount (meaning 19.99% of the common stock outstanding on the date of the Series F Agreement). If delivery of a conversion notice is prohibited by the preceding sentence because the Cap Amount would be exceeded, the Company must, upon the written request of the holder, hold a meeting of its stockholders within sixty (60) days following such request, and use its best efforts to obtain the approval of its stockholders for the transactions described herein.

2012 Ironridge Series H Preferred Financing

On January 13, 2012, the Company, entered into a Preferred Stock Purchase Agreement (the “Series H Agreement”) with Ironridge, under which Ironridge was committed to purchase for cash $500,000 in shares of the Company’s redeemable, convertible Series H Preferred Stock (the “Series H Preferred Stock”) at $1,000 per share of Series H Preferred Stock.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

Each share of Series H Preferred Stock was convertible into shares of the Company’s common stock at any time by the holder at a conversion price of $3.75 per share. The Series H Preferred Stock accrued dividends in the amount of 4.5% per annum, subject to increase if the closing price of the Company’s common stock fell below $3.125 per share, up to a maximum rate of 10% per annum. The dividends were payable quarterly, at the Company’s option, in cash or shares of the Company’s common stock. The holder of the Series H Preferred Stock could have converted the Series H Preferred Stock into shares of the Company’s common stock at any time at an initial conversion price of $3.75 per share plus a make-whole adjustment equal to accrued but unpaid dividends and dividends that otherwise would be due through the 10th anniversary of the Series H Preferred Stock. The Company could have converted the Series H Preferred Stock if the closing price of the Company’s common stock exceeded 200% of the conversion price, and certain other conditions were met. The holder was prohibited, however, from converting the Series H Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder together with its affiliates, would have owned more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding.

On January 17, 2012, Ironridge funded the $500,000 purchase price, pursuant to which the Company issued 500 shares of Series H Preferred Stock to Ironridge. Through December 31, 2012, Ironridge had converted all 500 shares of Series H Preferred Stock, pursuant to which the Company issued a total of 589,016 shares of common stock to Ironridge. In connection with the conversions, the Company recorded a total of $1.7 million of beneficial conversion dividend in 2012, representing the excess of the fair value of the Company’s common stock at the date of issuance of the converted Series H Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. As of March 31, 2013, no shares of Series H Preferred Stock were outstanding.

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

Dividends and Other Distributions. Commencing on the date of issuance of any such shares of Series H Preferred Stock, holders of Series H Preferred Stock are entitled to receive quarterly dividends on each outstanding share of Series H Preferred Stock, which are payable, at the Company’s option, in cash or shares of the Company’s common stock at a rate equal to 4.5% per annum from the date of issuance. Accrued dividends are payable on the last business day of each calendar quarter and upon redemption of the Series H Preferred Stock. The dividend rate will adjust upward by 98.2350 basis points for each $0.01 that the price of the Company’s common stocks falls below $3.125 per share, up to a maximum rate of 10% per annum.

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

Conversion. The Series H Preferred Stock is convertible into shares of the Company’s common stock at holder's option at any time from the date of issuance of the Series H Preferred Stock. If the holder elects to convert, the Company will issue that number of shares of its common stock equal to the Early Redemption Price, as defined below, multiplied by the number of shares subject to conversion, divided by the conversion price of $3.75 (“Series H Conversion Price”). There are no resets, ratchets or anti-dilution provisions that adjust the Series H Conversion Price other than the customary adjustments for stock splits.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

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

2012 Ironridge Securities Purchase Agreement

On January 13, 2012, the Company also entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Ironridge whereby Ironridge agreed to purchase up to $10 million of shares of the Company’s common stock from time to time over a 24-month period. Under the terms of the Securities Purchase Agreement, Ironridge was not obligated to purchase shares of the Company’s common stock unless and until certain conditions were met, including but not limited to the SEC declaring effective a Registration Statement (the “First Ironridge Registration Statement”) on Form S-1 and the Company maintaining an effective First Ironridge Registration Statement which registers Ironridge’s resale of any shares purchased by it under the facility, including the Commitment Fee Shares and Success Fee Shares (each as defined in the Securities Purchase Agreement). The customary terms and conditions associated with Ironridge’s registration rights were set forth in a Registration Rights Agreement that was also entered into by the parties on January 13, 2012.  As the First Ironridge Registration Statement never went effective, the Securities Purchase Agreement was terminated on April 26, 2012. It was replaced by an agreement that was substantially equivalent (see the Stock Purchase Agreement below).

On July 12, 2012, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Ironridge whereby Ironridge agreed to purchase up to $10 million of shares of the Company’s common stock from time to time over a 24-month period. Under the terms of the Stock Purchase Agreement, Ironridge was not obligated to purchase shares of the Company’s common stock unless and until certain conditions were met, including but not limited to the Company maintaining an effective Registration Statement (the “Second Ironridge Registration Statement”) on Form S-1which registers Ironridge’s resale of any shares purchased by it under the facility, including the Commitment Fee Shares (as defined below). The customary terms and conditions associated with Ironridge’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on July 12, 2012 (the “Second Ironridge Registration Rights Agreement”).

On August 13, 2012, the Second Ironridge Registration Statement was declared effective by the SEC. Fifteen (15) trading days after the Second Ironridge Registration Statement was declared effective, the Company had the right to sell and issue to Ironridge, and Ironridge was obligated to purchase from the Company, up to $10 million of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). Ironridge did continuous drawdowns of 80,000 shares under the facility until the Company sent a notice suspending the draw down notice. The draw down pricing period was the number of consecutive trading days necessary for 240,000 shares of the Company’s stock to trade. Only one draw down was allowed in each draw down pricing period. The purchase price for the shares was 90% of the average of the daily VWAP on each trading day during the draw down pricing period preceding such current draw down pricing period, not to exceed the arithmetic average of any three daily VWAPs during the draw down pricing period preceding such current draw down pricing period. For purposes of a recommencement following a suspension, the purchase price was the lower of the foregoing and the closing price of the Company’s common stock on the trading day prior to the recommencement date; and for purposes of the first draw down the purchase price meant the VWAP for the 15 consecutive trading days after the effective date of the Second Ironridge Registration Statement. The Company delivered the shares sold to Ironridge by the third trading day following the draw down pricing period. Ironridge was entitled to liquidated damages in connection with certain delays in the delivery of any draw down shares. The Stock Purchase Agreement also provided for a commitment fee to Ironridge of 120,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The Company issued 1,000,000 shares to Ironridge under the equity line during 2012 (inclusive of the commitment shares), for which it received $379,220 in proceeds. During the three months ended March 31, 2013, the Company issued 320,000 shares under the equity line and had received $153,040 in proceeds. At March 31, 2013, all shares previously registered had been issued. While shares of our common stock may be issuable to the Ironridge Entities upon conversion of the Series F Preferred Stock, no more sales can be made under our previous equity line with the Ironridge Entities.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

JMJ Financing

On August 14, 2012, the Company entered into a financing arrangement pursuant to which it may borrow up to $400,000 in convertible, unsecured debt, at the discretion of the lender. The Company issued a promissory note in favor of a lender with a principal sum of $445,000 (with a $45,000 original issue discount).  The debt is to be issued at a 10% discount, matures twelve months from the date funded, has a one time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.50 per share or 75% of the lowest closing price in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

On August 15, 2012, the Company borrowed an initial $100,000 under the arrangement, in connection with which it issued to the lender immediately exercisable warrants to purchase 111,111 shares of common stock at an initial exercise price of $0.45 per share.  Debt was recorded at a discount in the amount of $32,888, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $111,000. Additionally, a liability of $49,000 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there is a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. The amortization expense recorded for the quarter ended March 31, 2013 was approximately $16,000.

On November 8, 2012, the Company borrowed an additional $100,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 100,000 shares of common stock at an initial exercise price of $0.50 per share.  As an inducement to enter into the loan the Company issued the lender 74,000 shares of common stock with a fair value of $37,925 at the time of issuance, which will be amortized over the one year life of the note.  The debt was recorded at a discount in the amount of $32,683, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $110,000. Additionally, a liability of $49,000 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there is a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. The amortization expense recorded for the quarter ended March 31, 2013 was approximately $8,000.

On February 27, 2013, the Company borrowed an additional $75,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 68,182 shares of common stock at an initial exercise price of $0.55 per share.  The debt was recorded at a discount in the amount of $28,125, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $82,500. Additionally, a liability of $35,687 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $75,000 note there is a beneficial conversion feature of approximately $18,750, which will be amortized over the one year term of the note. The amortization expense recorded for the quarter ended March 31, 2013 was approximately $2,000.

In addition, as of March 31, 2013, the Company has issued an aggregate of 264,000 shares of common stock to convert $84,000 of the convertible promissory note pursuant to the financing arrangement. In conjunction with the conversions, the Company recorded $13,000 to reflect an acceleration of the beneficial conversion feature and debt discount amortization.

TCA Global Financing

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

The maturity date of the First Debenture is January 16, 2014, subject to adjustment (the “Maturity Date”). The First Debenture bears interest at a rate of twelve percent (12%) per annum. The Company additionally pays a 7% premium on all scheduled principal payments. The Company, at its option, may repay the principal, interest, fees and expenses due under the Debenture with no penalty or premium and in full and for cash, at any time prior to the Maturity Date, with three (3) business days advance written notice to the holder. At any time while the Debenture is outstanding, but only upon the occurrence of an event of default under the TCA Purchase Agreement or any other transaction documents, the holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, redemption premium and any other sums due and payable under the First Debenture or any other transaction document (such total amount, the “Conversion Amount”) into shares of the Company’s common stock at a price equal to (i) the Conversion Amount divided by (ii) eighty-five (85%) of the average daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Debenture also contains a provision whereby TCA may not own more than 4.99% of the Company’s common stock at any one time.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

As consideration for entering into the TCA Purchase Agreement, the Company paid to TCA (i) a transaction advisory fee in the amount of $22,000, (ii) a due diligence fee equal to $10,000, and (iii) document review and legal fees in the amount of $12,500.

As further consideration, the Company agreed to issue to TCA that number of shares of the Company’s common stock that equals $100,000 (the “Incentive Shares”). For purposes of determining the number of Incentive Shares issuable to TCA, the Company’s common stock was valued at the volume weighted average price for the five (5) trading days immediately prior to the date of the TCA Purchase Agreement, as reported by Bloomberg, 191,388 shares were issued. It is the intention of the Company and TCA that the value of the Incentive Shares shall equal $100,000. In the event the value of the Incentive Shares issued to TCA does not equal $100,000 after a twelve month evaluation date, the TCA Purchase Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury) to adjust the number of Incentive Shares issued. Additionally, the Company paid a broker fee consisting of $22,000 and 52,632 shares of its common stock for arranging this financing.

In connection with the TCA Purchase Agreement, the Company entered into a Security Agreement (the “TCA Security Agreement”) with TCA. As security for the Company’s obligations to TCA under the Debentures, the TCA Purchase Agreement and any other transaction document, the TCA Security Agreement grants to TCA a continuing, second priority security interest in all of the Company’s assets and property, wheresoever located and whether now existing or hereafter arising or acquired. This security interest is subordinate to the security interest of The Boeing Company (“Boeing”), who has a secured interest supporting that certain Boeing License Agreement (defined below). (See Note 9)

On March 18, 2013, the Company entered into an Intercreditor and Non-Disturbance Agreement (the “Intercreditor Agreement”) among PositiveID and MFS; VeriGreen Energy Corporation, Steel Vault Corporation, IFTH NY Sub, Inc., and IFTH NJ Sub, Inc. Boeing, and TCA. The Intercreditor Agreement sets forth the agreement of Boeing and TCA as to their respective rights and obligations with respect to the Boeing Collateral (as described below) and the TCA Collateral (as described below) and their understanding relative to their respective positions in the Boeing Collateral and the TCA Collateral.

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

Other Financing

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full.  The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest.  As of March 31, 2013, the Company had repaid $250,000 of the H&K Note.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s chairman and chief executive officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company. In December, 2012, the Company has paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment on December 18, 2012.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Caragol agreed to terminate his security interest, effective January 16, 2013. As of March 31, 2013, the outstanding principal and interest on the Caragol Note was $101,431.

5. Stock-Based Compensation

On August 26, 2011, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the 2011 Plan, up to 1 million shares of common stock may be granted pursuant to awards.

A summary of option activity under the Company’s stock incentive plans as of March 31, 2013, and changes during the three months then ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2013	429	$15.25
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2013	429	$15.25
Exercisable at March 31, 2013	393	$16.54

The Black-Scholes model, which the Company uses to determine compensation expense, requires the Company to make several key judgments including:

•	the value of the Company’s common stock;

•	the expected life of issued stock options;

•	the expected volatility of the Company’s stock price;

•	the expected dividend yield to be realized over the life of the stock option; and

•	the risk-free interest rate over the expected life of the stock options.

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

A summary of restricted stock outstanding under the Company’s stock incentive plans as of March 31, 2013 and changes during the three months then ended is presented below (in thousands):

Unvested at January 1, 2013	215
Issued	100
Vested	(15)
Forfeited	—
Unvested at March 31, 2013	300

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

Additionally, the Company has 2,132,433 unvested restricted shares outstanding, not issued under stock incentive plans, which have been issued to employees, directors, and consultants. These restricted shares vest between January 1, 2014 and January 1, 2016.

The Company recorded an expense related to stock options and restricted stock issued to employees and advisors of approximately $245,000 and $658,000 for the three months ended March 31, 2013 and 2012, respectively.

6. Income Taxes

The Company had an effective tax rate of nil for the three months ended March 31, 2013 and 2012. The Company incurred losses before taxes for the three months ended March 31, 2013 and 2012. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company does not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this matter will have a material negative impact on the Company’s historical tax liabilities or results of operations. The Company has established an accrual of $400,000 for this contingency, which management believes is adequate.  This accrual was reclassified as a liability to Stanley and recorded in the tax contingency line in the consolidated balance sheets, and a prepaid tax advance to Stanley in the amount of $746,000 has been recorded, as of March 31, 2013.

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

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

8.   Employment Contracts and Stock Compensation to Related Parties

On September 30, 2011, the Company entered into a First Amendment to Employment and Non-Compete Agreement (the “First Silverman Amendment”) with Mr. Silverman in connection with Mr. Silverman’s ceasing to be the Company’s Chief Executive Officer. The First Silverman Amendment amended the Employment and Non-Compete Agreement dated November 11, 2010 between the Company and Mr. Silverman and provided for, among other things, the issuance of restricted stock of the Company to Mr. Silverman in the aggregate amount of approximately $3.4 million (the “Restricted Stock”) in lieu of contractually-committed cash salary and bonus for 2012 through 2015. The Restricted Stock was to be issued based upon the average daily volume-weighted average price of the Company’s common stock for the five trading days preceding the date of the First Silverman Amendment. The Restricted Stock was subject to registration rights and price protection provisions, and was to be granted upon the earlier of (i) a reverse stock split or (ii) the receipt of stockholder approval to increase the number of authorized shares of common stock of the Company to at least 7 million shares. The Restricted Stock was price protected through the date on which the registration statement registering such shares became effective, such that if the value of the Restricted Stock at such time was less than the average daily volume-weighted average price of the Company’s common stock for the five trading days preceding the date of the First Silverman Amendment, additional shares would be issued to subsidize any shortfall. On January 27, 2012, the Company issued the Restricted Stock to Mr. Silverman, totaling 0.7 million shares.

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

Under the Amended and Restated Agreement, the Company agreed to satisfy certain contractual obligations totaling approximately $462,000, which was recorded in accrued liabilities at December 31, 2011 (the “Contractual Obligations”), through the issuance of 98,724 shares of common stock from the 2011 Plan to Mr. Silverman (the “Contractual Obligations Stock”) on January 2, 2012. On January 2, 2012, the Company issued the Contractual Obligations Stock to Mr. Silverman. The Company filed a registration statement on Form S-1 for resale of the Restricted Stock (the “Registration Statement”) with the SEC on January 31, 2012, as amended on February 2, 2012 and as further amended on February 13, 2012, March 28, 2012 and April 6, 2012.

On March 23, 2012, the Board of Directors approved a First Amendment to the Amended and Restated Agreement (the “First Amendment to Amended and Restated Employment Agreement”) between the Company and Mr. Silverman in connection with the elimination of any and all price protection provisions under the Amended and Restated Agreement and any other further registration rights obligations. Under the First Amendment to Amended and Restated Agreement, the Company agreed to issue 0.54 million shares of restricted stock of the Company to Mr. Silverman on March 23, 2012 (the “Price Protection Shares”). The Price Protection Shares were issued in order to (i) eliminate any and all price protection provisions under the Amended and Restated Agreement, including, but not limited to, any price protection provisions relating to a reverse stock split, and (ii) any further registration rights obligations.  The Price Protection Shares were included on a pre-effective amendment to the Registration Statement filed with the SEC on March 28, 2012, which Registration Statement went effective on April 10, 2012. Upon effectiveness of the Registration Statement, the Security Agreement terminated.

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 remains deferred.  The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 0.5 million shares of restricted stock over a four-year period as follows: (i) 100,000 shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000  shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000  shares on January 1, 2015, which shall vest on January 1, 2016. Stock compensation expense related to the restricted share grants totaled approximately $89,000 and $86,000 for the quarters ended March 31, 2013 and 2012, respectively.

On February 21, 2013, the Board approved a Tax Equalization Plan to compensate board members for permanent out-of-pocket tax payments incurred by accepting equity compensation in lieu of cash consideration between 2010-2012. The total plan compensation is $510,000 in aggregate and will only be paid out such time as the Company has sufficient working capital. The Company has expensed $510,000 in the quarter ended March 31, 2013.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

9.   Agreements with The Boeing Company

On December 20, 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming Agreement (“Teaming Agreement”), and a Security Agreement (“Boeing Security Agreement”) with The Boeing Company (“Boeing”).

The Boeing License Agreement provides Boeing the exclusive license to manufacture and sell PositiveID’s M-BAND airborne bio-threat detector for the U.S. Department of Homeland Security’s BioWatch Generation 3 opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entering into the Boeing License Agreement, Boeing agreed to pay a license fee of $2.5 million (the “Boeing License Fee”) to the Company in three installments, of which $1.75 million has been paid as of March 31, 2013, and the final installment was paid on April 15, 2013. The $1.75 million of the license fee received as of March 31, 2013 has been recorded as deferred revenue.

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

10.   Subsequent Events

On May 10, 2013, the Company entered into an investment agreement (“Investment Agreement”) and a registration rights agreement (“RRA”) with IBC Funds LLC (“IBC”), a Nevada limited liability company. Pursuant to the terms of the Investment Agreement, IBC committed to purchase up to $5,000,000 of the Company’s common stock over a period of up to thirty-six (36) months. From time to time during the thirty-six (36) month period commencing on the day immediately following the effectiveness of the IBC Registration Statement (defined below), the Company may deliver a drawdown notice to IBC which states the dollar amount that the Company intends to sell to IBC on a date specified in the drawdown notice. The maximum investment amount per notice shall be equal to two hundred percent (200%) of the average daily volume of the common stock for the ten consecutive trading days immediately prior to date of the applicable drawdown notice so long as such amount does not exceed 4.99% of the outstanding shares of the Company’s common stock. The purchase price per share to be paid by IBC shall be calculated at a twenty percent (20%) discount to the average of the three lowest prices of the Company’s common stock during the ten (10) consecutive trading days immediately prior to the receipt by IBC of the drawdown notice.  Additionally, the Investment Agreement provides for a commitment fee to IBC of 104,000 shares of the Company's common stock (the “IBC Commitment Shares”). The IBC Commitment Shares were issued May 10, 2013.

Pursuant to the RRA, the Company is obligated to file a registration statement (the “IBC Registration Statement”) with the Securities and Exchange Commission covering the shares of its common stock underlying the Investment Agreement, including the IBC Commitment Shares, within 21 days after the closing of the transaction.  Such IBC Registration Statement was filed on May 10, 2013.

On May 10, 2013, the Company entered into a Securities Purchase Agreement with IBC whereby IBC agreed to purchase 40,064, shares of common stock for $12,500.  The proceeds of the sale of the shares will be used to fund the Company’s legal expenses associated with the Investment Agreement.  These shares were included in the IBC Registration Statement filed May 10, 2013.

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

•	that we intend to continue to explore strategic acquisition opportunities of businesses that are complementary to ours;

•	that we do not anticipate declaring any cash dividends on our common stock;

•	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and working capital requirements;

•	that we are well positioned to compete for BioWatch Generation 3, Phase II of the BioWatch Program and to take meaningful steps in the monetization of our diabetes management products;

•	that M-BAND was developed in accordance with DHS guidelines;

•	that the full-roll out of the BioWatch Generation 3, Phase II is estimated at $3.1 billion;

•
that our current cash resources, our expected access to capital under the Ironridge Entities financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future;

•	that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing;

•	that we intend to achieve the construction and demonstration of the bench top scale flow system and to continue an evaluation of potential strategic partners to commercialize the GlucoChip;

•
that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

•	that we are in substantial compliance with all FCC requirements applicable to our products and systems which are offered for sale or lease in the United States;

•	that medical application of our Dragonfly products, our breath glucose detection device, and GlucoChip product will require FDA clearance;

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

•
that we anticipate  recognizing the entire $2.5 million fee under the Boeing License Agreement as revenue in accordance with applicable accounting literature and Securities and Exchange Commission guidance; and

•
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

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012 and include:

•	our ability to predict the extent of future losses or when we will become profitable;

•	our ability to continue as a going concern;

•	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

•	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

•	our ability to fund our operations and continued development of our products, including M-BAND, Dragonfly and Firefly;

•	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities;

•	Receptors’ ability to successfully maintain the technological advances of the GlucoChip, a glucose-sensing microchip;

•	our ability to successfully develop and identify strategic partners for the breath glucose detection system and the glucose-sensing microchip, and the market acceptance of these devices;

•	our ability to obtain patents on our products, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

•	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

•	our ability to comply with current and future regulations relating to our businesses;

•	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

•	the potential for an unfavorable outcome relating to the Canadian tax audit;

•	our ability to be awarded government contracts;

•	our ability to establish and maintain proper and effective internal accounting and financial controls;

•	our ability to complete Phase III of the glucose-sensing microchip development program;

•	our ability to receive royalties under the License Agreement with VeriTeQ;

•	our ability to receive payments from the Shared Services Agreement with VeriTeQ;

•	our ability to pay obligations when due which may result in an event of default under our financing arrangements;

•	our ability to drawdown on the IBC Funds, LLC (“IBC”) equity line if the trading volume in our common stock declines;

•	our ability to receive all or any of the Total Commitment (as defined below) from IBC and to fund our operations or implement our strategy; and

•	our ability to access the full amount under the Investment Agreement, dated May 10, 2013, between the Company and IBC (the “Investment Agreement”).

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

PositiveID (the “Company” or “PositiveID”), through its wholly owned subsidiary MicroFluidic Systems (“MFS”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing. The Company, through MFS, also develops fully automated pathogen detection systems and assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  MFS is also developing automated pathogen detection systems (Dragonfly and Firefly) for rapid diagnostics, both for clinical and point of need applications.

Since its inception, and prior to our acquisition of MFS in May 2011, MFS had received over $50 million in government grants and contract work for the Department of Defense, Department of Homeland Security (“DHS”), the Federal Bureau of Investigation, the National Aeronautics and Space Administration, the Defense Advanced Research Projects Agency and industrial clients.  MFS holds a substantial portfolio of key patents/patents pending primarily for the automation of biological detection using real-time analysis for the rapid, reliable and specific identification of pathogens.

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

Subsequent to acquiring MFS, the Company has: (1) sold substantially all of the assets of NationalCreditReport.com, which it had acquired in connection with the Steel Vault Merger in 2011; (2) sold its VeriChip and HealthLink businesses; (3) drastically reduced its operating cost and cash burn; (4) entered into a license agreement and teaming agreement with The Boeing Company (“Boeing”) for its M-BAND system in the fourth quarter of 2012; and (5) executed into an exclusive license for its iglucose technology.  The Company will continue to either seek strategic partners or acquirers for its GlucoChip and its glucose breath detection system.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the three months ended March 31, 2013 and 2012. Until such time as we are under a government contract for the BioWatch Generation 3 program, under contract for the final development of our diagnostic platform (which includes our Firefly and Dragonfly products), or one or more of our products under development is successfully brought to market, we do not anticipate generating significant revenue or gross profit. Further, MFS reported no revenue or gross profit during the period from the date of acquisition of May 23, 2011 through March 31, 2013 as it had no active contracts until it entered into the Boeing License Agreement.  The Company has deferred the initial $1.75 million received in conjunction with the Boeing License Agreement and anticipates recognizing the entire $2.5 million fee as revenue in accordance with applicable accounting literature and SEC guidance.  The Company continues to bid on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such contracts.

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

Selling, general and administrative expense decreased by approximately $0.6 million, or 26%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily attributable to a $0.3 million decrease in stock-based compensation and reductions in personnel costs, rent and other operating costs, pursuant to the Company’s efforts to reduce its operating costs.

Stock-based compensation included in selling, general and administrative expense totaled approximately $0.3 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.

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

Research and development expense decreased by approximately $90,000, or 36%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease was primarily attributable to a decrease in activities related to the development of our molecular diagnostic products.

Other Income (Loss)

Other loss for the three months ended March 31, 2013 was $136,000 and other income for the three months ended March 31, 2012 was $69,000.  This decrease of $205,000 is primarily the result of increased interest expense in 2013 related to the Company’s borrowing arrangements.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the three months ended March 31, 2013 and 2012 was $3.4 million and $2.0 million, respectively.  This amount in both periods is a non-cash charge.  The increase of $1.4 million is primarily the result of increased Series F preferred conversions during the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2013, cash and cash equivalents totaled approximately $225,000 compared to cash and cash equivalents of approximately $111,000 at December 31, 2012.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $0.7 million and $0.8 million during the three months ended March 31, 2013 and 2012, respectively, primarily to fund operating losses. This decrease was primarily the result of the Company’s efforts to reduce operating expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was not significant for the three months ended March 31, 2013 or 2012.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $0.8 million and $1.0 million during the three months ended March 31, 2013 and 2012, respectively, primarily related to proceeds from the debt financing with TCA, the conversion of Series F Preferred Stock and related repayments of the Ironridge note receivable, and equity line draws in the 2013 and 2012 periods (See Note 4).

Financial Condition

As of March 31, 2013, we had a working capital deficiency of approximately $5.2 million and an accumulated deficit of approximately $116.6 million, compared to a working capital deficit of approximately $4.6 million and an accumulated deficit of approximately $111.3 million as of December 31, 2012. The decrease in working capital was primarily due to operating losses for the period, offset by cash received from Boeing under the Boeing License Agreement, proceeds from the sale common stock under our equity line financing and capital raised through preferred stock and convertible debt financings.

We have incurred operating losses since our inception. The current operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our projects and products.  We expect our operating losses to continue through 2013. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.   In the three months ended March 31, 2013 we have raised approximately $0.8 million, net, from a new promissory note with TCA Global, convertible debt, preferred stock conversions, and our Ironridge equity line financing (See Note 4 and Note 10).  Additionally, in March 2013, we received $750,000 under the Boeing License Agreement and an additional $750,000 in April 2013.

On May 10, 2013, the Company entered into an Investment Agreement with IBC Funds LLC (“IBC”). Pursuant to the terms of the Investment Agreement, IBC committed to purchase up to $5,000,000 of the Company’s common stock over a period of up to thirty-six (36) months. From time to time during the thirty-six (36) month period commencing on the day immediately following the effectiveness of the registration statement that was filed with the SEC on May 10, 2013 (the “IBC Registration Statement”), the Company may deliver a drawdown notice to IBC which states the dollar amount that the Company intends to sell to IBC on a date specified in the drawdown notice. The maximum investment amount per notice shall be equal to two hundred percent (200%) of the average daily volume of the common stock for the ten consecutive trading days immediately prior to date of the applicable drawdown notice so long as such amount does not exceed 4.99% of the outstanding shares of the Company’s common stock. The purchase price per share to be paid by IBC shall be calculated at a twenty percent (20%) discount to the average of the three lowest prices of the Company’s common stock during the ten (10) consecutive trading days immediately prior to the receipt by IBC of the drawdown notice. The IBC Registration Statement has not yet been declared effective and the timing of the effectiveness of the IBC Registration Statement cannot yet be determined.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to access capital to provide funds to meet its working capital requirements for the near-term future. In addition and if necessary, the Company could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that the Company will be able to negotiate additional sources of equity or credit for its long term capital needs. The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows, and result in significant dilution to the Company’s existing stockholders. The Company’s condensed consolidated financial statements do not include any adjustments relating recoverability of assets and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2013 based on the disclosure controls evaluation.

Objective of Controls. Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and acting CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO had concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes from the risk factors as previously disclosed in the Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Funding from our Investment Agreement with IBC may be limited or be insufficient to fund our operations or to implement our strategy.

Under our Investment Agreement with IBC, upon effectiveness of the IBC Registration Statement, and subject to other conditions, we may direct IBC to purchase up to $5,000,000 (“Total Commitment”) of our shares of common stock over a 36-month period. The IBC Registration Statement has not yet been declared effective and the timing of the effectiveness of the IBC Registration Statement cannot yet be determined. Although the Investment Agreement provides that we may sell up to $5,000,000 of our common stock to IBC, only 4,500,000 shares of our common stock are being offered under the IBC Registration Statement, which represents (i) 104,000 shares of common stock that we issued to IBC as IBC Commitment Shares, (ii) 40,064 shares of common stock that we issued to IBC pursuant to the Securities Purchase Agreement, dated May 10, 2013, between the Company and IBC (the “SPA”) and (iii) 4,355,936 shares issuable to IBC pursuant to drawdown under the Investment Agreement.

At an assumed purchase price of $0.312 (equal to 80% of the closing price of our common stock of $0.39 on May 9, 2013), and assuming the sale by us to IBC of all of 4,355,936 shares being registered under the IBC Registration Statement pursuant to drawdown under the Investment Agreement, we would receive only approximately $1,359,052 in gross proceeds. If we elect to issue and sell more than the 4,355,936 shares offered under the IBC Registration Statement to IBC, which we have the right, but not the obligation, to do, we must first register for resale under the Securities Act any such additional shares, which could cause additional substantial dilution to our stockholders. Based on the above assumptions, we would be required to register an additional approximately 11,669,706 shares of our common stock to obtain the balance of $3,640,948 of the Total Commitment that would be available to us under the Investment Agreement.

There can be no assurance that we will be able to receive all or any of the Total Commitment from IBC because the Investment Agreement contains certain limitations, restrictions, requirements, conditions and other provisions that could limit our ability to cause IBC to buy common stock from us. For instance, the Company is prohibited from issuing a drawdown notice if the amount requested in such drawdown notice exceeds the maximum drawdown amount which shall be equal to 200% of average daily trading volume of the common stock during the pricing period or the sale of shares pursuant to the drawdown notice would cause the Company to sell or IBC to purchase an aggregate number of shares of the Company’s common stock which would result in beneficial ownership by IBC of more than 4.99% of the Company’s common stock (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder). Also, as discussed above, there must be an effective registration statement covering the resale of any shares to be issued pursuant to any drawdown under the Investment Agreement, and the IBC Registration Statement covers the resale of only 4,355,936 shares that may be issuable pursuant to drawdown under the Investment Agreement. These registration statements may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured.

The extent to which we rely on IBC as a source of funding will depend on a number of factors, including the amount of working capital needed, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from IBC were to prove unavailable or prohibitively dilutive, we would need to secure another source of funding. Even if we sell all $5,000,000 of common stock under the Investment Agreement with IBC, we will still need additional capital to fully implement our current business, operating plans and development plans.

IBC will pay less than the then-prevailing market price for our common stock.

The common stock to be issued to IBC pursuant to the Investment Agreement will be purchased at a 20% discount to the average of the three lowest prices of our common stock during the ten (10) consecutive trading days immediately before IBC receives our notice of sale. IBC has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If IBC sells the shares, the price of our common stock could decrease. If our stock price decreases, IBC may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

Your ownership interest may be diluted and the value of our common stock may decline by exercising the drawdown right pursuant to the Investment Agreement.

Pursuant to the Investment Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to IBC at a price equal to a 20% discount to the average of the three lowest prices of our common stock for the ten (10) consecutive trading days before IBC receives our notice of sale. Because the drawdown price is lower than the prevailing market price of our common stock, to the extent that the drawdown right is exercised, your ownership interest may be diluted.

We are registering an aggregate of 4,500,000 shares of common stock to be issued under the Investment Agreement and the SPA. The sales of such shares could depress the market price of our common stock.

We are registering an aggregate of 4,500,000 shares of common stock under the IBC Registration Statement, including 4,355,936 shares issuable pursuant to the drawdown notice under the Investment Agreement, 104,000 IBC Commitment Shares pursuant to the Investment Agreement and 40,064 shares issued under the SPA. Notwithstanding IBC’s ownership limitation, the 4,500,000 shares would represent approximately 22.2% of our shares of common stock outstanding immediately after our exercise of the drawdown right under the Investment Agreement. The sale of these shares into the public market by IBC could depress the market price of our common stock.

At an assumed purchase price of $0.312 (equal to 80% of the closing price of our common stock of $0.39 on May 9, 2013), we will be able to receive up $1,359,052 in gross proceeds, assuming the sale of the entire 4,355,936 shares being registered hereunder pursuant to the Investment Agreement. Accordingly, we would be required to register additional 11,669,706 shares to obtain the balance of $3,640,948 under the Investment Agreement. Due to the floating offering price, we are not able to determine the exact number of shares that we will issue under the Investment Agreement.

We may not have access to the full amount available under the Investment Agreement.

We have not drawn down funds and have not issued shares of our common stock under the Investment Agreement. Our ability to drawdown funds and sell shares under the Investment Agreement requires that the IBC Registration Statement be declared effective by the SEC, and that the IBC Registration Statement continue to be effective. In addition, the IBC Registration Statement registers 4,355,936 shares issuable under the Investment Agreement, and our ability to sell any remaining shares issuable under the Investment Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares. These registration statements may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm. Therefore, the timing of effectiveness of these registration statements cannot be assured. The effectiveness of these registration statements is a condition precedent to our ability to sell the shares of common stock to IBC under the Investment Agreement. Even if we are successful in causing one or more registration statements registering the resale of some or all of the shares issuable under the Investment Agreement to be declared effective by the SEC in a timely manner, we may not be able to sell the shares unless certain other conditions are met. For instance, we are prohibited from issuing a drawdown notice if the amount requested in such drawdown notice exceeds the maximum drawdown amount which shall be equal to 200% of average daily trading volume of the common stock during the pricing period or the sale of shares pursuant to the drawdown notice would cause us to sell or IBC to purchase an aggregate number of shares of our common stock which would result in beneficial ownership by IBC of more than 4.99% of our common stock. Accordingly, because our ability to drawdown any amounts under the Investment Agreement is subject to a number of conditions, there is no guarantee that we will be able to drawdown any portion or all of the proceeds of $5,000,000 under the Investment Agreement.

Certain restrictions on the extent of drawdowns and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the Investment Agreement, and as such, IBC may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing stockholders.

IBC has agreed, subject to certain exceptions listed in the Investment Agreement, to refrain from holding an amount of shares which would result in IBC or its affiliates owning more than 4.99% of the then-outstanding shares of our common stock at any one time. These restrictions, however, do not prevent IBC from selling shares of common stock received in connection with a drawdown, and then receiving additional shares of common stock in connection with a subsequent drawdown. In this way, IBC could sell more than 4.99% of the outstanding common stock in a relatively short time frame while never holding more than 4.99% at one time.

Item 2. Unregistered Sale of Equity Securities.

During the three months ended March 31, 2013, we issued shares of our common stock that were not registered under the Securities Act of 1933, as amended, and were not previously disclosed in a Current Report on Form 8-K as follows:

1)	On January 16, 2013, we issued 52,632 shares of our common stock to Meyers Associates, L.P. in connection with the execution of a fee agreement.

2)	On January 29, 2013, we issued 52,000 shares of our common stock to Vista Partners LLC in connection with an advisory agreement.

3)	On February 26, 2013, we issued 60,000 shares of our common stock to JMJ Financial in connection with the issuance of a promissory note.

4)	On March 4, 2013, we issued 200,000 shares of our common stock to Hanover Financial Services connection with a consulting engagement agreement.

5)	On March 7, 2013, we issued 100,000 shares of our common stock to JMJ Financial in connection with the issuance of a promissory note.

6)	On March 21, 2013, we issued 104,000 shares of our common stock to JMJ Financial in connection with the issuance of a promissory note.

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

POSITIVEID CORPORATION (Registrant)

Date: May 20, 2013	By:	/s/ William J. Caragol
William J. Caragol
Chairman, Chief Executive Officer, and Acting Chief Financial Officer (Principal Executive Officer and Financial Officer)

Exhibit Index

Exhibit
Number		Description
3.1
Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012, May 31, 2012 and April 18, 2013 (1)

3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (2)
4.1		Common Stock Purchase Warrant, dated February 27, 2013, issued to JMJ Financial (3)
4.2		Senior Secured, Convertible, Redeemable Debenture issued to TC4 Global Credit Master Fund, LP on January 16, 2013 (3)
10.1		Termination Agreement, dated January 16, 2013, between PositiveID Corporation and William J. Caragol (3)
10.2		Termination Agreement, dated January 16, 2013, between PositiveID Corporation and Holland & Knight LLP (3)
10.3
Intercreditor and Non-Disturbance Agreement, dated March 18, 2013, among PositiveID Corporation and MicroFluidic Systems; VeriGreen Energy Corporation, Steel Vault Corporation, IFTH NY Sub, Inc., and IFTH NJ Sub, Inc., The Boeing Company and TCA Global Credit Master Fund, LP (3)

10.4		Securities Purchase Agreement, dated January 16, 2013, between PositiveID Corporation and TCA Global Credit Master Fund, LP (3)
10.5		Security Agreement, dated January 16, 2013, between PositiveID Corporation and TCA Global Credit Master Fund, LP (3)
10.6		Security Agreement, dated January 16, 2013, between TCA Global Credit Master Fund, LP and the subsidiaries of PositiveID Corporation named therein (3)
10.7		Guaranty Agreement, dated January 16, 2013, by the subsidiaries of PositiveID Corporation named therein in favor of TCA Global Credit Master Fund, LP (3)
10.8		Subordination of Loans Agreement, dated January 16, 2013, between PositiveID Corporation, the subsidiaries of PositiveID Corporation named therein, and TCA Global Credit Master Fund, LP (3)
10.9		Validity Guaranty, dated January 16, 2013, executed by William J. Caragol in favor of TCA Global Credit Master Fund, LP (3)
10.10
Agreement, dated February 15, 2013, among PositiveID Corporation, Smart Glucose Meter Corp., Easy Check Medical Diagnostics, LLC, Easy-Check Medical Diagnostic Technologies Ltd., and Benjamin Atkin (3)

31.1	*	Certification by Chief Executive Officer and Acting Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1	†	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Furnished herewith
**
As provided in Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Form 8-K/A previously filed by PositiveID Corporation on April 26, 2013.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to Form 10-K previously filed by PositiveID Corporation on April 16, 2013.