Form 10-Q
period 2013-06-30
POSITIVEID Corp
filed 2013-08-14
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 9, 2013 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	24,055,194

POSITIVEID CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

POSITIVEID CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$65	$111
Prepaid expenses and other current assets	10	37
Total Current Assets	75	148

Equipment, net	18	24
Prepaid tax advance	708	738
Goodwill	510	510
Intangibles, net	784	980
Other assets	11	11
Total Assets	$2,106	$2,411

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$562	$967
Deferred revenue	2,500	1,000
Accrued expenses and other current liabilities	1,402	1,449
Convertible debt, net of discount	365	221
Notes payable	694	716
Warrant liability	55	93
Tax contingency	896	337
Total Current Liabilities	6,474	4,783

Tax contingency	—	743
Contingent earn-out liability	714	645
Total Liabilities	7,188	6,171

Commitments and contingencies

Stockholders’ Deficit:
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – 150 and 776 shares issued and outstanding, liquidation preference of $165 and $876, at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, 470,000,000 shares authorized, $.01 par value, 19,548,610 and 9,541,174 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	195	2,385
Common stock payable	235	—
Additional paid-in capital	113,681	105,448
Accumulated deficit	(119,193)	(111,329)
	(5,082)	(3,496)
Note receivable for shares issued	—	(264)
Total Stockholders’ Deficit	(5,082)	(3,760)
Total Liabilities and Stockholders’ Deficit	$2,106	$2,411

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general and administrative	1,288	1,636	2,882	3,803
Research and development	160	246	331	496
Total operating expenses	1,448	1,882	3,213	4,299
Operating loss	(1, 448)	(1,882)	(3,213)	(4,299)

Other income (expense), net	(30)	(7)	(166)	62
Net loss	(1,478)	(1,889)	(3,379)	(4,237)

Preferred stock dividends	101	(22)	91	(48)
Beneficial conversion dividend on preferred stock	(1,080)	(2,889)	(4,485)	(4,895)
Net loss attributable to common stockholders	$(2,457)	$(4,800)	$(7,773)	$(9,180)

Loss per common share attributable to common stockholders – basic and diluted	$(0.19)	$(0.04)	$(0.66)	$(0.10)

Weighted average shares outstanding – basic and diluted	12,649	111,684	11,761	95,602

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2013

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock			Additional Paid-in	Accumulated	Note Receivable For Shares	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Issued	(Deficit)

Balance at January 1, 2013	776	—	9,541	2,385	—	105,448	(111,329)	(264)	(3,760)

Conversion of Series F Preferred shares and repayment of note receivable	(626)	—	3,925	39	—	52	—	264	355
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	—	4,485	(4,485)	—	—
Issuance of Common Stock pursuant to convertible note conversion	—	—	681	7	—	143	—	—	150
Beneficial conversion feature and issuance of warrants related to financing agreement	—	—	—	—	—	19	—	—	19
Cost of debt related to debenture agreement	—	—	244	2	—	101	—	—	103
Issuance of Common Stock pursuant to stock purchase agreement	—	—	1,307	13	—	286	—	—	299
Issuance of Common Stock pursuant to debt to equity settlement including discount on shares	—	—	377	4	235	67		—	306
Cost of debt related to stock purchase agreement	—	—	145	2	—	(14)	—	—	(12)
Stock-based compensation	—	—	3,328	33	—	804	—	—	837
Reverse stock-split adjustment	—	—	—	(2,290)	—	2,290	—	—	—
Net loss	—	—	—	—	—	—	(3,379)	—	(3,379)

Balance at June 30, 2013	150	$—	19,548	$195	$235	$113,681	$(119,193)	$—	$(5,082)

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,379)	$(4,237)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	204	216
Stock-based compensation to employees and advisors	449	828
Debt discount and cost amortization	206	—
Discount on liability settlement	92	—
Warrants fair-value adjustments	(101)	—
Non-cash interest expense	14	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(128)	22
Increase (decrease) in accounts payable and accrued expenses	279	1,906
Increase in deferred revenue	1,500	—
Net cash used in operating activities	(864)	(1,265)
Cash flows from investing activity:
Purchase of equipment	(3)	(5)
Net cash used in investing activity	(3)	(5)
Cash flows from financing activities:
Proceeds from equity financings, net of fees	551	1,488
Proceeds from debt financing, net of fees	608	—
Principal payment of short-term debt	(338)	—
Net cash provided by financing activities	821	1,488
Net decrease in cash and cash equivalents	(46)	218
Cash and cash equivalents, beginning of period	111	28
Cash and cash equivalents, end of period	$65	$246

Supplementary Cash Flow Information:
Non-cash financing and investing activities:
Conversion of promissory note	$150	$—
Issuance of shares for fees	147	—
Issuance of warrants for advisory services	58	—
Equity conversion of accrued compensation payable	388	—
	$738	$—

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

1.   Organization and Basis of Presentation

PositiveID, through its wholly owned subsidiary MicroFluidic Systems (“MFS”) (collectively, the “Company” or “PositiveID”) , develops molecular diagnostic systems for bio-threat detection, for rapid diagnostic testing, and also develops assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  The Company is also developing automated pathogen detection systems Firefly Dx (handheld) and Dragonfly (desktop) for rapid diagnostics, both for point of need and clinical applications.

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

In November 2008, the Company entered into an Asset Purchase Agreement (“APA”) with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively is referred to as “Digital Angel.” The terms of the APA included the Company’s purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. The Company also received covenants from Digital Angel Corporation and Destron Fearing that will permit the use of intellectual property of Digital Angel related to the Company’s health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. The Company paid Digital Angel $500,000 at the closing of the APA, which was recorded in the financials as research and development expense.

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

Beginning with the acquisition of MFS, the Company began a process to focus its operations on molecular diagnostics and detection.  Since acquiring MFS, the Company has (i) sold substantially all of the assets of NationalCreditReport.com in 2011, which it had acquired in the merger that formed PositiveID in 2009, (ii) sold its VeriChip and HealthLink (personal health record) businesses in 2012, and (iii) entered into an exclusive license for its iglucose technology in 2013.  The Company will continue to seek either strategic partners or acquirers for its GlucoChip (glucose sensing microchip) and its glucose breath detection system.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

Authorized Common Stock (Reverse Stock Split)

As of June 30, 2013, the Company was authorized to issue 470 million shares of common stock.  On April 18, 2013, the Company’s stockholders approved a reverse stock split within a range between 1-for-10 to 1-for-25. On that same date, the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for- 25 and the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the reverse stock split. The reverse split only affected outstanding common stock and the number of authorized shares was not adjusted. On April 23, 2013, the reverse stock split became effective.  All share amounts in our historical financial statements have been adjusted to reflect the 1-for-25 reverse stock split.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2013, the Company had a working capital deficiency of approximately $6.4 million and an accumulated deficit of $119.2 million, compared to a working capital deficiency of $4.6 million and an accumulated deficit of approximately $111.3 million as of December 31, 2012.  The Company has incurred operating losses since its inception, and has not generated revenue from continuing operations since 2009. The current operating losses are the result of research and development expenses and selling, general and administrative expenses. The Company expects its operating losses to continue through at least 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the continued development of its products and to support working capital requirements.  Until the Company is able to achieve operating profits, the Company will continue to seek to access the capital markets.  In 2012 and 2011, the Company raised approximately $7.4 million from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt.  During the six months ended June 30, 2013, the Company has raised approximately $0.8 million, net of $0.3 million principal payment, from a debenture, convertible notes, preferred stock conversions, and through its equity line financings (See Note 4).  Additionally, in March and April 2013 the Company received $1,500,000 in two equal installments, under its license agreement with The Boeing Company (see Note 9).  During 2013, the Company will need to raise additional capital in order to execute its business plan.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of June 30, 2013 and 2012 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	June 30,
	2013	2012
Convertible preferred stock	12	95
Stock options	428	423
Warrants	636	12
Unvested shares of restricted common stock	5,865	16
	6,941	546

Segment Information

The Company operates in a single market segment.

Reclassification

During the fourth quarter of 2012, the Company revised its allocation method for the expenses of its MFS subsidiary between Research and Development (“R&D”) expenses and Selling, General and Administrative (“SGA”) expenses.  As a result, the Company has made reclassification of such expenses in its quarterly reporting for 2011 (not presented herein) and 2012 increasing R&D and decreasing SGA. The three-month expense amounts as reported in the Company’s Forms 10-Q, for the quarters ended September 30, 2012, June 30, 2012 and March 31, 2012 were changed by approximately $150,000, $140,000 and $135,000, respectively.   There was no impact on the Company’s operating loss, balance sheet or cash flow statements in any period.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

Sale of Subsidiary to Related Party

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ”), which is owned and controlled by Mr. Silverman, our former Chairman and Chief Executive Officer, purchased all of the outstanding capital stock of PositiveID Animal Health (“Animal Health”) in exchange for a secured promissory note in the amount of $200,000 (the “Note”) and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest, to which no value was ascribed. Our chief executive officer, Mr. Caragol, served on the Board of Directors of VeriTeQ until July 8, 2013. The Note accrues interest at 5% per annum. Payments under the Note were to begin on January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note is secured by substantially all of the assets of Animal Health pursuant to a Security Agreement dated January 11, 2012 (the “VeriTeQ Security Agreement”). The Company has not recorded the Note or any accrued interest in its consolidated balance sheet as of June 30, 2013, and currently plans to recognize the $200,000 gain represented by the Note as the Note is collected. As of June 30, 2013, VeriTeQ had not yet made payment on the Note.

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

The Company also entered into a shared services agreement with VeriTeQ on January 11, 2012 (the “SSA”), pursuant to which the Company agreed to provide certain services, including administrative, rent, accounting, business development and marketing, to VeriTeQ in exchange for $30,000 per month. The SSA has also included working capital advances from time to time. The term of the Shared Services Agreement commenced on January 23, 2012. The first payment for such services was not payable until VeriTeQ receives gross proceeds of a financing of at least $500,000. The balance due from VeriTeQ under the SSA, including certain expenses paid by the Company on behalf of VeriTeQ, totaled approximately $160,000 as of May 31, 2012, which was not recorded in the Company’s balance sheet and was to be recorded on a cash basis as collected. On June 25, 2012, the level of resources provided under the SSA was reduced and the agreement was amended, pursuant to which all amounts owed to the Company under the SSA as of May 31, 2012 were converted into 2,285,779 shares of common stock of VeriTeQ, to which no value was ascribed. In addition, effective June 1, 2012, the monthly charge for the shared services under the SSA was reduced from $30,000 to $12,000.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

On June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VeriTeQ meeting certain minimum royalty requirements as follows: 2013 - $400,000; 2014 - $800,000; and 2015 and thereafter - $1,600,000.

On August 28, 2012, the Company entered into an Asset Purchase Agreement (“APA”) with VeriTeQ (the “VeriTeQ Asset Purchase Agreement”), whereby VeriTeQ purchased all of the intellectual property, including patents and patents pending, related to the Company’s embedded biosensor portfolio of intellectual property. There were no proceeds received in connection with this sale and the intellectual property had a book value of nil. Under the VeriTeQ APA, the Company is to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the embedded biosensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. In 2012, there are no minimum royalty requirements. Minimum royalty requirements thereafter, and through the remaining life of any of the patents and patents pending, are identical to the minimum royalties due under the Original License Agreement, as amended.

Simultaneously with the VeriTeQ APA, the Company entered into a license agreement with VeriTeQ granting the Company an exclusive, perpetual, transferable, worldwide and royalty-free license to the Patent and patents pending that are a component of the GlucoChip in the fields of blood glucose monitoring and diabetes management. In connection with the VeriTeQ APA, the Original License Agreement, as amended June 26, 2012, was terminated. Also on August 28, 2012, the VeriTeQ Security Agreement was amended, pursuant to which the assets sold by the Company to VeriTeQ under the VeriTeQ APA and the related royalty payments were added as collateral under the VeriTeQ Security Agreement.

On August 28, 2012, the SSA was further amended to align with the level of services being provided, pursuant to which, effective September 1, 2012, the monthly charge for the shared services under the SSA was reduced from $12,000 to $5,000.  As of December 31, 2012 and June 30, 2013, VeriTeQ owed the Company $138,000 and $ 273,000, respectively, for shared services and working capital advances, for which no revenue has been recorded.

On July 8, 2013, the Company entered into a letter agreement with VeriTeQ which amended certain terms of the SSA, the APA, and the Secured Promissory Note dated January 11, 2012. The letter agreement effectively terminates the SSA, including a payment of $63,000 toward the current outstanding balance for past shared services. The letter agreement also eliminates minimum royalties payable to PositiveID under the APA, with remedies for the Company to recover ownership or license of the underlying patents if VeriTeQ fails to meet certain sales levels. Further, the letter agreement amended the Secured Promissory Note, which has a current balance of $228,000, to include a conversion feature under which the Note may be repaid, at VeriTeQ’s option, in equity in lieu of cash.

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

In consideration for the rights and licenses discussed above, and the transfer of the domain names, SGMC shall pay to the Company the amount set forth below for each glucose test strip sold by SGMC and any sublicensees of SGMC for which results are posted by SGMC via its communications servers (the “Consideration”):

(i)	$0.0025 per strip sold until SGMC has paid aggregate Consideration of $1,000,000; and
(ii)

$0.005 per strip sold thereafter until SGMC has paid aggregate Consideration of $2,000,000; provided, however, that the aggregate Consideration payable by SGMC pursuant to the SGMC Agreement shall in no event exceed $2,000,000.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

On September 29, 2009, the Company exercised the first tranche of the Optimus financing, pursuant to which it issued 296 shares of Series A Preferred Stock, for a purchase price of approximately $3.0 million. In support of this tranche, R & R loaned Optimus 52,000 shares of common stock. The tranche closed on October 13, 2009, and the Company received proceeds of approximately $3.0 million, less the fees due on the entire financing commitment of $800,000. On November 5, 2009, the Company closed the second tranche of this financing, issuing 166 shares of Series A Preferred Stock, for a purchase price of approximately $1.7 million. In support of this tranche, R & R loaned Optimus approximately 56,000 shares of common stock.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

On January 27, 2012, the Company issued an aggregate of 140,000 shares of common stock to R & R, Mr. Silverman and Mr. Caragol in exchange for the Loaned Shares. The securities that were originally issued upon conversion remain outstanding but have no voting, dividend, distribution or other rights of common stockholders. Further, Optimus has indicated in a public filing the absence of beneficial ownership of the 140,000 shares of common stock.  The Company believes that, while the transfer agent has not yet cancelled the original 140,000 shares, no requirements exist that legally prevent such cancellation from being effectuated.

The Company believes that the transactions undertaken with Optimus as discussed herein were in compliance with applicable securities laws at the time of the financing transactions, including Section 5 of the Securities Act. If a violation did occur in connection with Optimus' resale of the common stock it received in connection with these financings, security holders who purchased these securities would have certain remedies available to them, including the right to rescind the purchase of those securities within the applicable statute of limitations, which under the Securities Act is one year commencing on the date of violation of the federal registration requirements. The Company believes that the federal statute of limitations on sales of shares of the Company’s common stock has expired for sales made under the 2009 Optimus transactions, and that the federal statute of limitations on sales of shares of the Company’s common stock expired in 2012 for sales made under the March 2011 Optimus transaction. Statutes of limitations under state laws vary by state, with the limitation time period under many state statutes not typically beginning until the facts giving rise to a violation are known. The Company is applying a contingency accounting model in determining whether a liability exists for this matter. Under this model, the Company evaluates whether a violation of the applicable securities laws has occurred resulting in a rescission right and whether a claim for a potential violation will be asserted. The Company has determined that there is a remote likelihood as to whether a violation has occurred. If the Company were required to pay security holders for rescission of their purchase of such securities, it could have a material adverse effect on the Company’s financial condition and results of operations. The Company is not presently able to accurately determine an estimated amount for any potential rescission liability associated with the resale of the loaned shares by Optimus in the event that the transaction were to be found to violate Section 5 of the Securities Act as it does not have knowledge of the amount and timing of such resales, nor information regarding the state or states in which such resales may have occurred. The Company believes that the range of prices at which Optimus sold the loaned shares was between $12.5-$80.5 per share related to the 2009 Optimus transactions and between $2.75-$15.75 per share related to the 2011 Optimus transaction. No adjustment has been made in the accompanying consolidated financial statements related to the outcome of this contingency. As of June 30, 2013, no shares of Series C Preferred Stock were outstanding.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

Through June 30, 2013, the Company has converted a total of 1,950 shares of Series F Preferred Stock, pursuant to which the Company issued a total of 7,109,751 shares of common stock to the Ironridge Entities. As of June 30, 2013 there were 150 shares of Series F Preferred Stock outstanding. Subsequent to June 30, 2013, 50 shares of Series Preferred Stock were converted into 1,039,742 shares of common stock.

In connection with the Series F conversions, the Company recorded beneficial conversion dividends during the three months ended June 30, 2013and 2012 totaling $1.1 and $ 2.9 respectively, and during the six months ended June 30, 2013 and 2012, totaling $4.5 million and $4.9 million, respectively, representing the excess of fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion.

Certificate of Designations for Series F Preferred Stock

On July 27, 2011, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series F Preferred Stock with the Secretary of State of the State of Delaware. A summary of the Certificate of Designations is set forth below:

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

On January 17, 2012, Ironridge funded the $500,000 purchase price, pursuant to which the Company issued 500 shares of Series H Preferred Stock to Ironridge. Through December 31, 2012, Ironridge had converted all 500 shares of Series H Preferred Stock, pursuant to which the Company issued a total of 589,016 shares of common stock to Ironridge. In connection with the conversions, the Company recorded a total of $1.7 million of beneficial conversion dividend in 2012, representing the excess of the fair value of the Company’s common stock at the date of issuance of the converted Series H Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. As of June 30, 2013, no shares of Series H Preferred Stock were outstanding.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

The Company may convert the Series H Preferred Stock into common stock if the closing price of the Company’s common stock exceeds 200% of the Series H Conversion Price for any consecutive 20 trading days and certain equity conditions are met.

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

On August 13, 2012, the Second Ironridge Registration Statement was declared effective by the SEC. Fifteen (15) trading days after the Second Ironridge Registration Statement was declared effective, the Company had the right to sell and issue to Ironridge, and Ironridge was obligated to purchase from the Company, up to $10 million of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). Ironridge did continuous drawdowns of 80,000 shares under the facility until the Company sent a notice suspending the draw down notice. The draw down pricing period was the number of consecutive trading days necessary for 240,000 shares of the Company’s stock to trade. Only one draw down was allowed in each draw down pricing period. The purchase price for the shares was 90% of the average of the daily VWAP on each trading day during the draw down pricing period preceding such current draw down pricing period, not to exceed the arithmetic average of any three daily VWAPs during the draw down pricing period preceding such current draw down pricing period. For purposes of a recommencement following a suspension, the purchase price was the lower of the foregoing and the closing price of the Company’s common stock on the trading day prior to the recommencement date; and for purposes of the first draw down the purchase price meant the VWAP for the 15 consecutive trading days after the effective date of the Second Ironridge Registration Statement. The Company delivered the shares sold to Ironridge by the third trading day following the draw down pricing period. Ironridge was entitled to liquidated damages in connection with certain delays in the delivery of any draw down shares. The Stock Purchase Agreement also provided for a commitment fee to Ironridge of 120,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The Company issued 1,000,000 shares to Ironridge under the equity line during 2012 (inclusive of the commitment shares), for which it received $379,220 in proceeds. During the six months ended June 30, 2013, the Company issued 360,000 shares under the equity line and had received $153,040 in proceeds. At June 30, 2013, all shares previously registered had been issued. While shares of our common stock may be issuable to the Ironridge Entities upon conversion of the Series F Preferred Stock, no more sales can be made under our previous equity line with the Ironridge Entities.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

Convertible Note Financings

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

On August 15, 2012, the Company borrowed an initial $100,000 under the arrangement, in connection with which it issued to the lender immediately exercisable warrants to purchase 111,111 shares of common stock at an initial exercise price of $0.45 per share.  Debt was recorded at a discount in the amount of $32,888, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $111,000. Additionally, a liability of $49,000 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there is a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. As of June 30, 2013, the Company has issued an aggregate of 421,656 shares of common stock to convert the face value of the promissory note. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note.

On November 8, 2012, the Company borrowed an additional $100,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 100,000 shares of common stock at an initial exercise price of $0.50 per share.  As an inducement to enter into the loan the Company issued the lender 74,000 shares of common stock with a fair value of $37,925 at the time of issuance, which will be amortized over the one year life of the note.  The debt was recorded at a discount in the amount of $32,683, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $110,000. Additionally, a liability of $49,000 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there is a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. As of June 30, 2013, the Company has issued an aggregate of 260,000 shares of common stock to convert $42,600 of the convertible promissory note pursuant to the financing arrangement. The amortization expense recorded for the three and six months ended June 30, 2013 was approximately $24,000 and $47,000 and the Company recorded an additional $22,000 for the three months ended June 30, 2013 to reflect an acceleration of cost of debt, the beneficial conversion feature and debt discount amortization in conjunction with the conversion.

On February 27, 2013, the Company borrowed an additional $75,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 68,182 shares of common stock at an initial exercise price of $0.55 per share.  The debt was recorded at a discount in the amount of $28,125, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $82,500. Additionally, a liability of $35,687 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $75,000 note there is a beneficial conversion feature of approximately $18,750, which will be amortized over the one year term of the note. The amortization expense recorded for the quarter ended June 30, 2013 was approximately $12,000.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

On June 4, 2013, the Company borrowed an additional $50,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 104,167 shares of common stock at an initial exercise price of $0.24 per share.  The debt was recorded at a discount in the amount of $23,684, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $55,000. Additionally, a liability of $23,223 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $50,000 note there is a beneficial conversion feature of approximately $12,500, which will be amortized over the one year term of the note. The amortization expense recorded for the quarter ended June 30, 2013 was approximately $2,400.

On July 3, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the " Purchase Agreement"). Pursuant to the terms of the Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the "Note") in the principal amount of $78,500 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note. Interest shall commence accruing on the date that the Note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The lender may convert the Note into common shares of stock at a 42% discount to the price of common shares in the ten days prior to conversion.

Debenture Financing

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

As further consideration, the Company agreed to issue to TCA that number of shares of the Company’s common stock that equals $100,000 (the “Incentive Shares”). For purposes of determining the number of Incentive Shares issuable to TCA, the Company’s common stock was valued at the volume weighted average price for the five (5) trading days immediately prior to the date of the TCA Purchase Agreement, as reported by Bloomberg, 191,388 shares were issued. It is the intention of the Company and TCA that the value of the Incentive Shares shall equal $100,000. In the event the value of the Incentive Shares issued to TCA does not equal $100,000 after a twelve month evaluation date, the TCA Purchase Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury). Any adjustment necessary related to the Incentive Shares will be recorded at the twelve month evaluation date. Had the Incentive Shares been remeasured at June 30, 2013, the Company would have owed an additional 475,328 shares based on the share price at June 30, 2013. Additionally, the Company paid a broker fee consisting of $22,000 and 52,632 shares of its common stock for arranging this financing. Such fee was recorded as a cost of capital, or reduction to stockholder’s equity.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

In July 2013 the Company and TCA reached a verbal agreement to defer the July and August principal payments until the first half of 2014. In exchange for this principal holiday the Company and TCA agreed to increase the outstanding principal balance by $80,000. The parties are in the process of documenting this agreement. Completion of the agreement will result in an outstanding principal balance owed to TCA of $416,544 as of June 30, 2013.

Equity Line Financing

On May 10, 2013, the Company entered into an investment agreement (“Investment Agreement”) and a registration rights agreement (“RRA”) with IBC Funds LLC (“IBC”), a Nevada limited liability company. Pursuant to the terms of the Investment Agreement, IBC committed to purchase up to $5,000,000 of the Company’s common stock over a period of up to thirty-six (36) months. From time to time during the thirty-six (36) month period commencing on the day immediately following the effectiveness of the IBC Registration Statement (defined below), the Company may deliver a drawdown notice to IBC which states the dollar amount that the Company intends to sell to IBC on a date specified in the drawdown notice. The maximum investment amount per notice shall be equal to two hundred percent (200%) of the average daily volume of the common stock for the ten consecutive trading days immediately prior to date of the applicable drawdown notice so long as such amount does not exceed 4.99% of the outstanding shares of the Company’s common stock. The purchase price per share to be paid by IBC shall be calculated at a twenty percent (20%) discount to the average of the three lowest prices of the Company’s common stock during the ten (10) consecutive trading days immediately prior to the receipt by IBC of the drawdown notice.  Additionally, the Investment Agreement provides for a commitment fee to IBC of 104,000 shares of the Company's common stock (the “IBC Commitment Shares”). The IBC Commitment Shares were issued May 10, 2013. Such commitment shares were recorded as a cost of capital, or reduction of shareholder’s equity when issued.

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

During the quarter ended June 30, 2013, the Company issued 1,091,425shares to IBC under the equity line (inclusive of the commitment shares), for which it received $146,524 in proceeds.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full.  The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest.  As of June 30, 2013, the Company had repaid $250,000 of the H&K Note.

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s chairman and chief executive officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company. In December, 2012, the Company has paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment on December 18, 2012.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Caragol agreed to terminate his security interest, effective January 16, 2013. As of June 30, 2013, the outstanding principal and interest on the Caragol Note was $102,695.

On June 5, 2013, the Company entered into a Settlement and Agreement and Release (the “Settlement Agreement”) with IBC Funds, LLC, a Nevada limited liability company (“IBC”) pursuant to which the Company agreed to issue common stock to in exchange for the settlement of $214,535(the “Settlement Amount”) of past-due accounts payable of the Company.  IBC purchased the accounts payable from certain vendors of the Company, pursuant to the terms of separate receivable purchase agreements between IBC and each of such vendors (the “Assigned Accounts”). The Assigned Accounts relate to certain legal, accounting, and financial services provided to the Company. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on June 7, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on June 7, 2013, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s common stock, $0.001 par value (the “Common Stock”). The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to IBC (the “Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Share Request shall be issued at a thirty percent (30%) discount to market based upon the average of the volume weighted average price of the Common Stock over the three (3) trading day period preceding the Share Request. Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 4.99% of the outstanding shares of Common Stock at any given time. The Company has recorded a charge of $91,944 in the quarter ended June 30, 2013 representing the total cost to the company for settling the $214,535 claim by issuing shares of common stock at a 30% discount. During the three months ended June 30, 2013, $50,000 of the settlement amount was converted into 376,789 shares of common stock.

Based on the market price of the Company’s common stock on June 30, 2013 and applying the 30% discount. 1,566,998 shares would be issuable relating to the common stock payable balance of $235,050.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 4.99% of the Common Stock.

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

A summary of option activity under the Company’s stock incentive plans as of June 30, 2013, and changes during the six months then ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2013	429	$15.50
Granted	—	$—
Exercised	—	$—
Forfeited	(2)	$66.20
Outstanding at June 30, 2013	427	$15.30
Exercisable at June 30, 2013	393	$16.54

The Black-Scholes model, which the Company uses to determine compensation expense, requires the Company to make several key judgments including:

●	the value of the Company’s common stock;

●	the expected life of issued stock options;

●	the expected volatility of the Company’s stock price;

●	the expected dividend yield to be realized over the life of the stock option; and

●	the risk-free interest rate over the expected life of the stock options.

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

A summary of restricted stock outstanding under the Company’s stock incentive plans as of June 30, 2013 and changes during the six months then ended is presented below (in thousands):

Unvested at January 1, 2013	215
Issued	180
Vested	(95)
Forfeited	—
Unvested at June 30, 2013	300

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

Additionally, the Company has 5,564,996 unvested restricted shares outstanding, not issued under stock incentive plans, which have been issued to employees, directors, and consultants. These restricted shares vest between October 1, 2013 and January 1, 2016.

The Company recorded an expense related to stock options and restricted stock issued to employees and advisors of approximately $204,000 and $170,000 for the three months ended June 30, 2013 and 2012, respectively and $449,000 and $759,000 to the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 the Company had $1.2 million of unamortized compensation related to stock option and restricted share grants. This compensation will be amortized as an operating expense over the remainder of 2013, and the years ended December 31, 2014 and 2015.

6. Income Taxes

The Company had an effective tax rate of nil for the six months ended June 30, 2013 and 2012. The Company incurred losses before taxes for the six months ended June 30, 2013 and 2012. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company does not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this matter will have a material negative impact on the Company’s historical tax liabilities or results of operations. The Company has established an accrual of $400,000 for this contingency, which management believes is adequate.  This accrual was reclassified as a liability to Stanley and recorded in the tax contingency line in the consolidated balance sheets, and a prepaid tax advance to Stanley in the amount of $708,000 has been recorded, as of
June 30, 2013.

During 2012 and continuing into 2013, the Company has been delinquent in its payments to Stanley.  The Company and Stanley have agreed to monthly payments of approximately $26,000 per month for 2013. The outstanding balance of the liability to Stanley is $896,000 as of June 30, 2013.

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

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 remains deferred.  The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 0.5 million shares of restricted stock over a four-year period as follows: (i) 100,000 shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000  shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000  shares on January 1, 2015, which shall vest on January 1, 2016. Stock compensation expense related to the restricted share grants totaled approximately $180,000 and $172,000 for the six months ended June 30, 2013 and 2012, respectively.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

On February 21, 2013, the Board approved a Tax Equalization Plan to compensate board members for permanent out-of-pocket tax payments incurred by accepting equity compensation in lieu of cash consideration between 2010-2012. The total plan compensation is $510,000 in aggregate and will only be paid out such time as the Company has sufficient working capital. The Company expensed the compensation in the six months ended June 30, 2013.

 9.   Agreements with The Boeing Company

On December 20, 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming Agreement (“Teaming Agreement”), and a Security Agreement (“Boeing Security Agreement”) with The Boeing Company (“Boeing”).

The Boeing License Agreement provides Boeing the exclusive license to manufacture and sell PositiveID’s M-BAND airborne bio-threat detector for the U.S. Department of Homeland Security’s BioWatch Generation 3 opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entering into the Boeing License Agreement, Boeing agreed to pay a license fee of $2.5 million (the “Boeing License Fee”) to the Company in three installments, which has been paid in full as of June 30, 2013. The $2.5 million license fee received as of June 30, 2013 has been recorded as deferred revenue.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

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

●	that we intend to continue to explore strategic opportunities, including potential acquisition opportunities of businesses that are complementary to ours;

●	that we do not anticipate declaring any cash dividends on our common stock;

●	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and working capital requirements;

●	that we are well positioned to compete for BioWatch Generation 3, Phase II of the BioWatch Program and to take meaningful steps in the monetization of our legacy diabetes management products;

●	that M-BAND was developed in accordance with DHS guidelines;

●	that the full-roll out of the BioWatch Generation 3, Phase II is estimated at $3.1 billion;

●

that our current cash resources, our expected access to capital under the equity line financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future;

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

●	that medical application of our Firefly Dx and Dragonfly products, our breath glucose detection device, and GlucoChip product will require FDA clearance;

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012 and include:

●	our ability to predict the extent of future losses or when we will become profitable;

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our ability to fund our operations and continued development of our products, including M-BAND, Dragonfly and Firefly;

●	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities;

●	our ability to successfully identify strategic partners or acquirers for the GlucoChip and the breath glucose detection system;

●	our ability to obtain patents on our products, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	the potential for an unfavorable outcome relating to the Canadian tax audit;

●	our ability to be awarded government contracts;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to receive royalties under the Asset Purchase Agreement with VeriTeQ;

●	our ability to receive payments from the Shared Services Agreement with VeriTeQ;

●	our ability to pay obligations when due which may result in an event of default under our financing arrangements;

●	our ability to drawdown on the equity line if the trading volume in our common stock declines;

●	our ability to access the full amount under the Investment Agreement, dated May 10, 2013, between the Company and IBC (the “Investment Agreement”).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q (this “Report”) as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

PositiveID , through its wholly owned subsidiary MicroFluidic Systems (“MFS”) (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection, for rapid diagnostic testing, and assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  MFS is also developing automated pathogen detection systems (Firefly Dx and Dragonfly) for rapid diagnostics, both for point of need and clinical applications.

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

Beginning in 2011 and continuing into the first quarter of 2013, as a part of our refocusing our business, we set out to (1) align ourselves with strong strategic partners to prepare our M-BAND product for the DHS’s BioWatch Generation 3, Phase II program, which has been estimated to be a $3.1 billion program over five years; (2) identify a research and development contract to complete the development of our clinical/point of demand diagnostic platform, the Firefly Dx and Dragonfly systems; and (3) reduce our operating costs to focus solely on those initiatives.

Subsequent to acquiring MFS, the Company has: (1) sold substantially all of the assets of NationalCreditReport.com, which it had acquired in connection with the Steel Vault Merger in 2011; (2) sold its VeriChip and HealthLink businesses in 2012; (3) drastically reduced its operating cost and cash burn; (4) entered into a license agreement and teaming agreement with The Boeing Company (“Boeing”) for its M-BAND system in the fourth quarter of 2012; and (5) executed into an exclusive license for its iglucose technology in February, 2013.  The Company will continue to either seek strategic partners or acquirers for its GlucoChip and its glucose breath detection system.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the three months ended June 30, 2013 and 2012. Until such time as we are under a government contract for the BioWatch Generation 3 program, under contract for the final development of our diagnostic platform (which includes our Firefly product), we do not anticipate generating significant revenue or gross profit. The Company has deferred the $2.5 million received in conjunction with the Boeing License Agreement and anticipates recognizing the entire $2.5 million fee as revenue in accordance with applicable accounting literature and Securities and Exchange Commission (“SEC”)guidance.  The Company continues to bid on various potential new United States Government contracts; however, there can be no assurance that we will be successful in obtaining any such contracts.

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

Selling, general and administrative expense decreased by approximately $0.3 million, or 21%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was primarily attributable to a decrease in stock-based compensation and reductions in personnel costs, rent and other operating costs, pursuant to the Company’s efforts to reduce its operating costs.

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

Research and development expense decreased by $85,000, or 35%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease was primarily attributable to decrease in activities related to the development of our molecular diagnostic products.

Other Income (Expense)

Other expense for the three months ended June 30, 2013 increased by $23,000 compared to the three months ended June 30, 2012.  This increase is primarily the result of increased interest expense in 2013 related to the Company’s borrowing arrangements.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the three months ended June 30, 2013 and 2012 was $1.1 million and $2.9 million, respectively.  This amount in both periods is a non-cash charge.  The decrease of $1.8 million is primarily the result of decreased Series F preferred conversions during the three months ended June 30, 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the six months ended June 30, 2013 and 2012. Until such time as we are under a government contract for the BioWatch Generation 3 program, under contract for the final development of our diagnostic platform (which includes our Firefly product), we do not anticipate generating significant revenue or gross profit. The Company has deferred the $2.5 million received in conjunction with the Boeing License Agreement (defined in Note 9) and anticipates recognizing the entire $2.5 million fee as revenue in accordance with applicable accounting literature and SEC guidance.  The Company continues to bid on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such contracts.

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

Selling, general and administrative expense decreased by approximately $0.9 million, or 24%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease was primarily attributable to a decrease in stock-based compensation and reductions in personnel costs, rent and other operating costs, pursuant to the Company’s efforts to reduce its operating costs.

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

Research and development expense decreased by $0.2 million, or 33%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease was primarily attributable to decrease in activities related to the development of our molecular diagnostic products.

Other Income (Expense)

Other expense for the six months ended June 30, 2013 was $166,000 and other income for the six months ended June 30, 2012 was $62,000.  This decrease of $228,000 is primarily the result of increased interest expense in 2013 related to the Company’s borrowing arrangements.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the six months ended June 30, 2013 and 2012 was $4.5 million and $4.9 million, respectively.  This amount in both periods is a non-cash charge.  The decrease of $0.4 million is primarily the result of decreased Series F preferred conversions during the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2013, cash and cash equivalents totaled $65,000 compared to cash and cash equivalents of $111,000 at December 31, 2012.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $0.9 million and $1.3 million during the six months ended June 30, 2013 and 2012, respectively, primarily to fund operating losses. This decrease in cash used in operating activities was primarily the result of the Company’s efforts to reduce operating expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was not significant for the six months ended June 30, 2013 or 2012.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $0.8 million and $1.5 million during the six months ended June 30, 2013 and 2012, respectively, primarily related to proceeds from the issuance of shares under the Company’s equity lines, the issuance of convertible notes and debentures, and the conversion of Series F Preferred Stock and related repayments of the related note receivable in the 2013 and 2012 periods (See Note 4).

Financial Condition

As of June 30, 2013, we had a working capital deficiency of approximately $6.4 million and an accumulated deficit of approximately $119.2 million, compared to a working capital deficit of approximately $4.6 million and an accumulated deficit of approximately $111.3 million as of December 31, 2012. The decrease in working capital was primarily due to operating losses for the period, deferral of the Boeing license payments and the reclassification of the Stanley tax obligation as a current liability.

We have incurred operating losses since our inception. The current operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our projects and products.  We expect our operating losses to continue through at least the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.   In the six months ended June 30, 2013 we have raised approximately $0.8 million, net of $0.3 million principal payment, from a debenture, issuance of convertible debt, preferred stock conversions, and our equity line financings (See Note 4).  Additionally, in March and April 2013, we received $1.5 million under the Boeing License Agreement.

On May 10, 2013, the Company entered into an Investment Agreement with IBC Funds LLC (“IBC”). Pursuant to the terms of the Investment Agreement, IBC committed to purchase up to $5,000,000 of the Company’s common stock over a period of up to thirty-six (36) months. From time to time during the thirty-six (36) month period commencing on the day immediately following the effectiveness of the registration statement that was filed with the SEC on May 10, 2013 (the “IBC Registration Statement”), the Company may deliver a drawdown notice to IBC which states the dollar amount that the Company intends to sell to IBC on a date specified in the drawdown notice. The maximum investment amount per notice shall be equal to two hundred percent (200%) of the average daily volume of the common stock for the ten consecutive trading days immediately prior to date of the applicable drawdown notice so long as such amount does not exceed 4.99% of the outstanding shares of the Company’s common stock. The purchase price per share to be paid by IBC shall be calculated at a twenty percent (20%) discount to the average of the three lowest prices of the Company’s common stock during the ten (10) consecutive trading days immediately prior to the receipt by IBC of the drawdown notice. The IBC Registration Statement was declared effective on May 29, 2013. During the quarter ended June 30, 2013, the Company issued 1,200,000 shares to IBC under the equity line (inclusive of the commitment shares), for which it received $134,025 in proceeds.

On June 5, 2013, the Company entered into a Settlement and Agreement and Release (the “Settlement Agreement”) with IBC pursuant to which the Company agreed to issue common stock to in exchange for the settlement of $214,534.82 (the “Settlement Amount”) of past-due accounts payable of the Company.  IBC purchased the accounts payable from certain vendors of the Company. On June 7, 2013, the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act, in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and IBC, in the matter entitled IBC Funds, LLC v. PositiveID Corporation (the “Action”). IBC commenced the Action against the Company to recover an aggregate of $214,534.82 of past-due accounts payable of the Company (the “Claim”), which IBC had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between IBC and each of such vendors (the “Assigned Accounts”). The Assigned Accounts relate to certain legal, accounting, and financial services provided to the Company. The Settlement Agreement was entered into on June 5, 2013. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on June 7, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on June 7, 2013, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s Common Stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to IBC (the “Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Share Request shall be issued at a thirty percent (30%) discount to market based upon the average of the volume weighted average price of the Common Stock over the three (3) trading day period preceding the Share Request. Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 4.99% of the outstanding shares of Common Stock at any given time. The Company has recorded a charge of $91,944 in the quarter ended June 30, 2013 representing the total cost to the company for settling the $214,535 claim by issuing shares of common stock at a 30% discount. During the three months ended June 30, 2013, $50,000 of the settlement amount was converted into 376,789 shares of common stock.

Based on the market price of the Company’s common stock on June 30, 2013 and applying the 30% discount. 1,566,998 shares would be issuable relating to the common stock payable balance of $235,050.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 4.99% of the Common Stock.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2013. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2013 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO had concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have registered an aggregate of 4,500,000 shares of common stock to be issued under the Investment Agreement and the SPA. The sales of such shares could depress the market price of our common stock.

We are registered an aggregate of 4,500,000 shares of common stock under the IBC Registration Statement, including 4,355,936 shares issuable pursuant to the drawdown notice under the Investment Agreement, 104,000 IBC Commitment Shares pursuant to the Investment Agreement and 40,064 shares issued under the SPA. Notwithstanding IBC’s ownership limitation, the 4,500,000 shares would represent approximately 22.2% of our shares of common stock outstanding immediately after our exercise of the drawdown right under the Investment Agreement. The sale of these shares into the public market by IBC could depress the market price of our common stock.

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

Item 2. Unregistered Sale of Equity Securities.

During the three months ended June 30, 2013, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1)	On April 12, 2013, we issued 40,000 shares of our common stock to Trilogy Capital Partners, Inc. in connection with an advisory agreement.

2)	On April 22, 2013, we issued 72,000 shares of our common stock to JMJ Financial in connection with the issuance of a promissory note.

3)	On April 26, 2013, we issued 200,000 shares of our common stock to MarketByte, LLC connection with a consulting engagement agreement.

4)	On April 26, 2013, we issued 100,000 shares of our common stock to SmallCapVoice.com, Inc. in connection with a consulting engagement agreement.

5)	On May 8, 2013, we issued 85,656 shares of our common stock to JMJ Financial in connection with the issuance of a promissory note.

6)	On May 21, 2013, we issued 80,000 shares of our common stock to Steve Kashian in connection with a consulting engagement agreement.

7)	On May 21, 2013, 2013, we issued 100,000 shares of our common stock to JMJ Financial in connection with the issuance of a promissory note.

8)	On June 4, 2013, we issued 55,000 shares of our common stock to Vista Partners, LLC connection with a consulting engagement agreement.

9)	On June 4, 2013, we issued 50,000 shares of our common stock to Cali Van Zant connection with a consulting engagement agreement.

10)	On June 4, 2013, we issued 19,000 shares of our common stock to Infinite Vision connection with a consulting engagement agreement.

11)	On June12, 2013, we issued 300,000 shares of our common stock to Hanover Financial Services connection with a consulting engagement agreement.

12)	On June 17, 2013, 2013, we issued 160,000 shares of our common stock to JMJ Financial in connection with the issuance of a promissory note

13)	On June 17, 2013, 2013, we issued 376,789 shares of our common stock to IBC in connection with the conversion of a court settled liability.

The shares of common stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the transaction did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

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

POSITIVEID CORPORATION (Registrant)

Date: August 14, 2013	By:	/s/ William J. Caragol
William J. Caragol
Chairman, Chief Executive Officer, and Acting Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Acting Principal Financial Officer)

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

10.11		Investment Agreement, dated May 10, 2013, between PositiveID Corporation and IBC Funds LLC (4)
10.12		Registration Rights Agreement, dated May 10, 2013, between PositiveID Corporation and IBC Funds LLC (4)
10.13		Securities Purchase Agreement, dated May 10, 2013, between PositiveID Corporation and IBC Funds LLC (4)
10.14		Settlement Agreement and Release, dated June 5, 2013, between PositiveID Corporation and IBC Funds LLC (5)
10.15		Letter Agreement, dated July 8, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (6)
31.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Furnished herewith
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

(1)	Incorporated by reference to the Form 8-K/A previously filed by PositiveID Corporation on April 26, 2013.

(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to Form 10-K previously filed by PositiveID Corporation on April 16, 2013.
(4)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on May 10, 2013.
(5)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on June 7, 2013.
(6)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on July 10, 2013.

*	Filed herewith.
†	Furnished herewith
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

(1)	Incorporated by reference to the Form 8-K/A previously filed by PositiveID Corporation on April 26, 2013.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to Form 10-K previously filed by PositiveID Corporation on April 16, 2013.
(4)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on May 10, 2013.
(5)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on June 7, 2013.
(6)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on July 10, 2013.