Form 10-Q/A
period 2013-06-30
POSITIVEID Corp
filed 2013-08-19
CIK 1347022

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the following items on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as originally filed with the Securities and Exchange Commission on August 14, 2013 (the “Original Form 10-Q”): (i) the Statement of Operations for the three and six months ended June 30, 2013 and 2012, (ii) footnote 2 and footnote 5 of the unaudited condensed consolidated financials statements, (iii) the signature page, (iv) the certifications of our Chief Executive and Acting Financial Officer, and (v) our financial statements formatted in XBRL in Exhibit 101.  No other sections were affected, but for the convenience of the reader, this Amendment restates in its entirety, as amended our Original Form 10-Q.

  In our Original Form 10-Q, the weighted average shares outstanding – basic and diluted and the resulting Loss per common shares attributable to common stockholders – basic and diluted, for the three and six months ended June 30, 2012, erroneously included the number of shares and loss per share using the amounts from 2012, not adjusted to reflect the 25:1 reverse stock split which took place in April 2013.  Additionally, the number of unvested shares of restricted common stock in the "Loss per Common Share" section of footnote 2 and in footnote 5 was decreased by 2,251,000. No other qualitative or quantitative changes have been made to the financial statements.

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

POSITIVEID CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general and administrative	1,288	1,636	2,882	3,803
Research and development	160	246	331	496
Total operating expenses	1,448	1,882	3,213	4,299
Operating loss	(1, 448)	(1,882)	(3,213)	(4,299)

Other income (expense), net	(30)	(7)	(166)	62
Net loss	(1,478)	(1,889)	(3,379)	(4,237)

Preferred stock dividends	101	(22)	91	(48)
Beneficial conversion dividend on preferred stock	(1,080)	(2,889)	(4,485)	(4,895)
Net loss attributable to common stockholders	$(2,457)	$(4,800)	$(7,773)	$(9,180)

Loss per common share attributable to common stockholders – basic and diluted	$(0.19)	$(1.07)	$(0.66)	$(2.40)

Weighted average shares outstanding – basic and diluted	12,649	4,467	11,761	3,824

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

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of June 30, 2013 and 2012 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	June 30,
	2013	2012
Convertible preferred stock	12	95
Stock options	428	423
Warrants	636	12
Unvested shares of restricted common stock	3,614	16
	4,690	546

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

Additionally, the Company has 3,314,090 unvested restricted shares outstanding, not issued under stock incentive plans, which have been issued to employees, directors, and consultants. These restricted shares vest between October 1, 2013 and January 1, 2016.

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

POSITIVEID CORPORATION (Registrant)

Date: August 19, 2013	By:	/s/ William J. Caragol
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