Form 10-Q
period 2013-09-30
POSITIVEID Corp
filed 2013-11-19
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 15, 2013 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	40,776,997

POSITIVEID CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

POSITIVEID CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$98	$111
Prepaid expenses and other current assets	27	37
Total Current Assets	125	148

Equipment, net	14	24
Prepaid tax advance	732	738
Goodwill	510	510
Intangibles, net	703	980
Other assets	11	11
Total Assets	$2,095	$2,411

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$604	$967
Deferred revenue	2,500	1,000
Accrued expenses and other current liabilities	1,077	1,449
Convertible debt, net of discount	546	221
Notes payable	695	716
Warrant liability	13	93
Tax contingency	850	337
Total Current Liabilities	6,285	4,783

Tax contingency	—	743
Contingent earn-out liability	489	645
Mandatorily redeemable preferred stock	413	—
Total Liabilities	7,187	6,171

Stockholders’ Deficit:
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – 650 and 776 shares issued and outstanding, liquidation preference of $657 and $876, at September 30, 2013 and December 31, 2012, respectively.	—	—
Common stock, 470,000,000 shares authorized, $.01 par value, 32,915,251 and 9,541,174 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	329	2,385
Additional paid-in capital	117,073	105,448
Accumulated deficit	(122,494)	(111,329)
	(5,092)	(3,496)
Note receivable for shares issued	—	(264)
Total Stockholders’ Deficit	(5,092)	(3,760)
Total Liabilities and Stockholders’ Deficit	$2,095	$2,411

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Selling, general and administrative	450	1,686	3,329	5,489
Research and development	149	185	483	681
Impairment of development costs	—	342	—	342
Total operating expenses	599	2,213	3,812	6,512
Operating loss	(599)	(2,213)	(3,812)	(6,512)

Other expense, net	(196)	(116)	(363)	(55)
Net loss	(795)	(2,329)	(4,175)	(6,567)

Preferred stock dividends	1	(13)	93	(60)
Beneficial conversion dividend on preferred stock	(2,506)	(10,168)	(6,990)	(15,063)
Net loss attributable to common stockholders	$(3,300)	$(12,510)	$(11,072)	$(21,690)

Loss per common share attributable to common stockholders – basic and diluted	$(0.20)	$(2.14)	$(0.74)	$(4.81)

Weighted average shares outstanding – basic and diluted	16,203	5,852	14,929	4,505

See accompanying notes to unaudited condensed consolidated financial statements.

  POSITIVEID CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2013

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Note Receivable For Shares	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	(Deficit)

Balance at January 1, 2013	776	—	9,541	$2,385	$105,448	$(111,329)	$(264)	$(3,760)

Conversion of Series F Preferred shares and repayment of note receivable	(726)	—	8,692	87	5	—	264	356
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	6,990	(6,990)	—	—
Issuance of Series F Preferred Stock pursuant to Stock Purchase Agreement	600	—	—	—	300	—	—	300
Issuance of Common Stock pursuant to convertible note conversion	—	—	2,532	25	218	—	—	243
Beneficial conversion feature and issuance of warrants related to financing agreement	—	—	—	—	19	—	—	19
Cost of debt related to debenture agreement	—	—	244	2	101	—	—	103
Issuance of Common Stock pursuant to stock purchase agreement	—	—	4,716	48	452	—	—	500
Issuance of Common Stock pursuant to debt to equity settlement including discount on shares	—	—	3,638	36	270	—	—	306
Cost of debt related to stock purchase agreement	—	—	144	2	(14)	—	—	(12)
Debt discount pursuant to securities purchase agreement	—	—	—	—	33	—	—	33
Stock-based compensation	—	—	3,408	34	961	—	—	995
Reverse stock-split adjustment	—	—	—	(2,290)	2,290	—	—	—
Net loss	—	—	—	—	—	(4,175)	—	(4,175)

Balance at September 30, 2013	650	$—	32,915	$329	$117,073	$(122,494)	$—	$(5,092)

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

 (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,175)	$(6,567)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	323
Stock-based compensation to employees and advisors	607	1,204
Debt discount and cost amortization	426	—
Discount on liability settlement	92	—
Warrants fair-value adjustments	(143)	—
Impairment of capitalized development cost	—	342
Non-cash interest expense	23	4
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(213)	(67)
Increase in accounts payable and accrued expenses	185	2,296
Increase in deferred revenue	1,500	—
Net cash used in operating activities	(1,410)	(2,465)
Cash flows from investing activity:
Purchase of equipment	(3)	(5)
Net cash used in investing activity	(3)	(5)
Cash flows from financing activities:
Proceeds from equity financings, net of fees	1,050	2,328
Proceeds from debt financing, net of fees	688	300
Principal payment of short-term debt	(338)	—
Net cash provided by financing activities	1,400	2,628
Net (decrease) increase in cash and cash equivalents	(13)	158
Cash and cash equivalents, beginning of period	111	28
Cash and cash equivalents, end of period	$98	$186

Supplementary Cash Flow Information:
Non-cash financing and investing activities:
Conversion of promissory note	$242	$—
Issuance of shares for fees	142	—
Issuance of warrants for advisory services	110	—
Payment of accrued compensation payable through issuance of:		—
Common Stock	388	—
Series I Preferred Shares	413	—
	$1,295	$—

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

 1.   Organization and Basis of Presentation

PositiveID, through its wholly owned subsidiary MicroFluidic Systems (“MFS”) (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection, for rapid diagnostic testing, and also develops assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  The Company is also developing the automated pathogen detection systems Firefly Dx (handheld) and Dragonfly (desktop) for rapid diagnostics, both for point of need and clinical applications.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

Authorized Common Stock (Reverse Stock Split)

As of September 30, 2013, the Company was authorized to issue 470 million shares of common stock.  On April 18, 2013, the Company’s stockholders approved a reverse stock split within a range between 1-for-10 to 1-for-25. On that same date, the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for- 25 and the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the reverse stock split. The reverse split only affected outstanding common stock and the number of authorized shares was not adjusted. On April 23, 2013, the reverse stock split became effective.  All share amounts in our historical financial statements have been adjusted to reflect the 1-for-25 reverse stock split.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2013, the Company had a working capital deficiency of approximately $6.2 million and an accumulated deficit of $122.5 million, compared to a working capital deficiency of $4.6 million and an accumulated deficit of $111.3 million as of December 31, 2012.  The Company has incurred operating losses since its inception, and has not generated revenue from continuing operations since 2009. The current operating losses are the result of research and development expenses and selling, general and administrative expenses. The Company expects its operating losses to continue through at least the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the continued development of its products and to support working capital requirements.  Until the Company is able to achieve operating profits, the Company will continue to seek to access the capital markets.  In 2012 and 2011, the Company raised approximately $7.4 million from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt.  During the nine months ended September 30, 2013, the Company has raised $1.4 million, net of $0.3 million principal payments, from a debenture, convertible notes, preferred stock conversions, and through its equity line financings (See Note 4).  Additionally, in March and April 2013 the Company received $1,500,000 in two equal installments, under its license agreement with The Boeing Company (see Note 9).  During 2014, the Company will need to raise additional capital in order to execute its business plan.

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

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of September 30, 2013 and 2012 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	September 30,
	2013	2012
Convertible preferred stock	56,018	3,359
Stock options	409	419
Warrants	1,086	123
Unvested and restricted shares common stock	5,544	15
	63,057	3,916

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

Sale of Subsidiary to Related Party

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ Acquisition”), which is controlled by Scott R. Silverman, our former Chairman and Chief Executive Officer, purchased all of the outstanding capital stock of PositiveID Animal Health (“Animal Health”) in exchange for a secured promissory note in the amount of $200,000 (the “Note”) and 4 million shares of common stock of VeriTeQ Acquisition representing a 10% ownership interest, to which no value was ascribed. Our chief executive officer, William J. Caragol, served on the Board of Directors of VeriTeQ until July 8, 2013. The Note accrues interest at 5% per annum. Payments under the Note were to begin on January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note was secured by substantially all of the assets of Animal Health pursuant to a Security Agreement dated January 11, 2012 (the “VeriTeQ Security Agreement”). On July 8, 2013 VeriTeQ Acquisition Corporation merged with Digital Angel Corporation. The name of the merged company is now VerTeQ Corporation “VeriTeQ”. The Company has not recorded the Note or any accrued interest in its consolidated balance sheet as of September 30, 2013, and currently plans to recognize the $200,000 gain represented by the Note as the Note is collected. As of September 30, 2013, VeriTeQ had not yet made payment on the Note.

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

On August 28, 2012, the SSA was further amended to align with the level of services being provided, pursuant to which, effective September 1, 2012, the monthly charge for the shared services under the SSA was reduced from $12,000 to $5,000.  As of December 31, 2012 and September 30, 2013, VeriTeQ owed the Company $138,000 and $ 211,000, respectively, for shared services and working capital advances, for which no revenue has been recorded.

On July 8, 2013, the Company entered into a letter agreement with VeriTeQ which amended certain terms of the SSA, the APA, and the Note dated January 11, 2012. The letter agreement effectively terminates the SSA, including a payment of $63,000 toward the current outstanding balance for past shared services. The $63,000 was recorded as income, as an offset to the selling, general and administration expense line in the quarter ended September 30, 2013. The letter agreement also eliminates minimum royalties payable to PositiveID under the APA, with remedies for the Company to recover ownership or license of the underlying patents if VeriTeQ fails to meet certain sales levels. Further, the letter agreement amended the Note, which had a balance of $228,000, to include a conversion feature under which the Note may be repaid, at VeriTeQ’s option, in equity in lieu of cash. Also, on July 8, 2013, the Company’s 6,285,779 shares of common stock in VeriTeQ Acquisition Corporation was converted into 59,976.6 shares of Digital Angel Series C Preferred Stock which were converted into (as a result of VeriTeQ Acquisition Corporation’s merger with Digital Angel Corporation) 1,199,532 shares of VeriTeQ common stock on October 22, 2013

On October 22, 2013 VeriTeQ converted $25,000 of the Note by issuing 500,000 (16,666 giving effect to the reverse split of VeriTeQ Corporation common stock) shares of VeriTeQ Corporation common stock. The Company subsequently sold those shares, in a private transaction for $31,500.

On November 13, 2013 the Company entered into a securities purchase agreement with Hudson Bay Master Fund Ltd. and seven other accredited purchaser, (“Purchasers”) whereby the Company sold its remaining common stock (871,754 shares of VeriTeQ Corporation common stock) and the remaining convertible promissory note (convertible into 135,793 shares of VeriTeQ Corporation common stock) for a purchase price of $750,000. On that same day Purchasers and VeriTeQ Corporation entered into a financing transaction to fund the operations of VeriTeQ. On November 8, 2013, the Company and VeriTeQ entered into a letter agreement which finalized several administrative elements of prior agreements and defined the final repayment schedule of outstanding balances under the Shared Services Agreement. At the point of time that VeriTeQ raises gross proceeds in excess of $3 million (exclusive of the current financing with Purchasers), VeriTeQ will repay the outstanding balance of $211,497 to the Company over a 90 day period. Additionally, the Company will receive stock warrant to purchase 300,000 shares of VeriTeQ Corporation common stock at a strike price of $2.84). The warrant has a life of five years and contains customary pricing reset provisions.

POSITIVEID CORPORATION

 Notes to Condensed Consolidated Financial Statements

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

 POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

 POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

The Company believes that the transactions undertaken with Optimus as discussed herein were in compliance with applicable securities laws at the time of the financing transactions, including Section 5 of the Securities Act. If a violation did occur in connection with Optimus' resale of the common stock it received in connection with these financings, security holders who purchased these securities would have certain remedies available to them, including the right to rescind the purchase of those securities within the applicable statute of limitations, which under the Securities Act is one year commencing on the date of violation of the federal registration requirements. The Company believes that the federal statute of limitations on sales of shares of the Company’s common stock has expired for sales made under the 2009 Optimus transactions, and that the federal statute of limitations on sales of shares of the Company’s common stock expired in 2012 for sales made under the March 2011 Optimus transaction. Statutes of limitations under state laws vary by state, with the limitation time period under many state statutes not typically beginning until the facts giving rise to a violation are known. The Company is applying a contingency accounting model in determining whether a liability exists for this matter. Under this model, the Company evaluates whether a violation of the applicable securities laws has occurred resulting in a rescission right and whether a claim for a potential violation will be asserted. The Company has determined that there is a remote likelihood as to whether a violation has occurred. If the Company were required to pay security holders for rescission of their purchase of such securities, it could have a material adverse effect on the Company’s financial condition and results of operations. The Company is not presently able to accurately determine an estimated amount for any potential rescission liability associated with the resale of the loaned shares by Optimus in the event that the transaction were to be found to violate Section 5 of the Securities Act as it does not have knowledge of the amount and timing of such resales, nor information regarding the state or states in which such resales may have occurred. The Company believes that the range of prices at which Optimus sold the loaned shares was between $12.5-$80.5 per share related to the 2009 Optimus transactions and between $2.75-$15.75 per share related to the 2011 Optimus transaction. No adjustment has been made in the accompanying consolidated financial statements related to the outcome of this contingency. As of September 30, 2013, no shares of Series C Preferred Stock were outstanding.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

On August 26, 2013, the Company also entered into a Stock Purchase Agreement and a Registration Rights Agreement with Ironridge Global IV, Ltd. Pursuant to the Agreements, the Company agreed to issue 450 shares of Series F Preferred Stock (“Series F”) to Ironridge in exchange for $300,000. Additionally, the Company issued 100 shares and 50 shares of Series F as commitment and documentation fees, respectively.

The Company has the option to buy back any shares of Series F at the liquidation value plus accrued dividends, without any premium. The Company has also agreed to file a Registration Statement covering the common shares underlying the Series F within 30 days of closing and to use its best efforts to get the Registration Statement effective. In the event that the Registration Statement is not filed within 30 days after closing or does not become effective within 90 days of closing, then the Company is obligated to issue 150 shares of Series F. If the Registration Statement is not declared effective within 120 days after the closing, then the Company is obligated to issue an additional 150 shares of Series F, as liquidated damages.

Through September 30, 2013, the Company has converted a total of 2,050 shares of Series F Preferred Stock, pursuant to which the Company issued a total of 11,876,925 shares of common stock to the Ironridge Entities. As of September 30, 2013 there were 650 shares of Series F Preferred Stock outstanding.

In connection with the Series F conversions, the Company recorded beneficial conversion dividends during the three months ended September 30, 2013 and 2012 totaling $2.5 million and $ 8.7 million respectively, and during the nine months ended September 30, 2013 and 2012, totaling $6.9 million and $13.4 million, respectively, representing the excess of fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion.

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

On January 17, 2012, Ironridge funded the $500,000 purchase price, pursuant to which the Company issued 500 shares of Series H Preferred Stock to Ironridge. Through December 31, 2012, Ironridge had converted all 500 shares of Series H Preferred Stock, pursuant to which the Company issued a total of 589,016 shares of common stock to Ironridge. In connection with the conversions, the Company recorded a total of $1.7 million of beneficial conversion dividend in 2012, representing the excess of the fair value of the Company’s common stock at the date of issuance of the converted Series H Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. As of September 30, 2013, no shares of Series H Preferred Stock were outstanding.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

On August 13, 2012, the Second Ironridge Registration Statement was declared effective by the SEC. Fifteen (15) trading days after the Second Ironridge Registration Statement was declared effective, the Company had the right to sell and issue to Ironridge, and Ironridge was obligated to purchase from the Company, up to $10 million of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). Ironridge did continuous drawdowns of 80,000 shares under the facility until the Company sent a notice suspending the draw down notice. The draw down pricing period was the number of consecutive trading days necessary for 240,000 shares of the Company’s stock to trade. Only one draw down was allowed in each draw down pricing period. The purchase price for the shares was 90% of the average of the daily VWAP on each trading day during the draw down pricing period preceding such current draw down pricing period, not to exceed the arithmetic average of any three daily VWAPs during the draw down pricing period preceding such current draw down pricing period. For purposes of a recommencement following a suspension, the purchase price was the lower of the foregoing and the closing price of the Company’s common stock on the trading day prior to the recommencement date; and for purposes of the first draw down the purchase price meant the VWAP for the 15 consecutive trading days after the effective date of the Second Ironridge Registration Statement. The Company delivered the shares sold to Ironridge by the third trading day following the draw down pricing period. Ironridge was entitled to liquidated damages in connection with certain delays in the delivery of any draw down shares. The Stock Purchase Agreement also provided for a commitment fee to Ironridge of 120,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The Company issued 1,000,000 shares to Ironridge under the equity line during 2012 (inclusive of the commitment shares), for which it received $379,220 in proceeds. During the nine months ended September 30, 2013, the Company issued 360,000 shares under the equity line and had received $153,040 in proceeds. At September 30, 2013, all shares previously registered had been issued. While shares of our common stock may be issuable to the Ironridge Entities upon conversion of the Series F Preferred Stock, no more sales can be made under our previous equity line with the Ironridge Entities.

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

On August 15, 2012, the Company borrowed an initial $100,000 under the arrangement, in connection with which it issued to the lender immediately exercisable warrants to purchase 111,111 shares of common stock at an initial exercise price of $0.45 per share.  Debt was recorded at a discount in the amount of $32,888, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $111,000. Additionally, a liability of $49,000 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there is a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. As of September 30, 2013, the Company has issued an aggregate of 421,656 shares of common stock to convert the face value, interest and discount of the promissory note. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note.

On November 8, 2012, the Company borrowed an additional $100,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 100,000 shares of common stock at an initial exercise price of $0.50 per share.  As an inducement to enter into the loan the Company issued the lender 74,000 shares of common stock with a fair value of $37,925 at the time of issuance, which will be amortized over the one year life of the note.  The debt was recorded at a discount in the amount of $32,683, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $110,000. Additionally, a liability of $49,000 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there is a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. As of September 30, 2013, the Company has issued an aggregate of 1,758,299 shares of common stock to convert the face value, interest and discount of the promissory note. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note.

On February 27, 2013, the Company borrowed an additional $75,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 68,182 shares of common stock at an initial exercise price of $0.55 per share.  The debt was recorded at a discount in the amount of $28,125, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $82,500. Additionally, a liability of $35,687 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $75,000 note there is a beneficial conversion feature of approximately $18,750, which will be amortized over the one year term of the note. As of September 30, 2013, the Company has issued an aggregate of 351,701 shares of common stock to convert $12,925 of the convertible promissory note pursuant to the financing agreement. The amortization expense recorded for the quarter ended September 30, 2013 was approximately $31,000.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

On June 4, 2013, the Company borrowed an additional $50,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 104,167 shares of common stock at an initial exercise price of $0.24 per share.  The debt was recorded at a discount in the amount of $23,684, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $55,000. Additionally, a liability of $23,223 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $50,000 note there is a beneficial conversion feature of approximately $12,500, which will be amortized over the one year term of the note. The amortization expense recorded for the quarter ended September 30, 2013 was approximately $9,100.

On July 3, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the " Convertible Promissory Note") in the principal amount of $78,500 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that the Note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the Convertible Promissory Note into common shares of stock at a 42% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the Convertible Promissory Note, the Company recorded a beneficial conversion feature of $32,970 which will be amortized over the life of the Note. The amortization expense recorded as of quarter ended September 30, 2013 was approximately $16,000. The underlying Note maybe prepaid, subject to an escalating premium, prior to maturity and conversion. As of quarter ended September 30, 2013, the outstanding principal and interest on the Convertible Promissory Note was $80,031.

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

The maturity date of the First Debenture is January 16, 2014, subject to adjustment (the “Maturity Date”). The First Debenture bears interest at a rate of twelve percent (12%) per annum. The Company additionally pays a 7% premium on all scheduled principal payments. The Company, at its option, may repay the principal, interest, fees and expenses due under the Debenture, including a 7% redemption premium on the outstanding principal balance, and in full and for cash, at any time prior to the Maturity Date, with three (3) business days advance written notice to the holder. At any time while the Debenture is outstanding, but only upon the occurrence of an event of default under the TCA Purchase Agreement or any other transaction documents, the holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, redemption premium and any other sums due and payable under the First Debenture or any other transaction document (such total amount, the “Conversion Amount”) into shares of the Company’s common stock at a price equal to (i) the Conversion Amount divided by (ii) eighty-five (85%) of the average daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Debenture also contains a provision whereby TCA may not own more than 4.99% of the Company’s common stock at any one time.

As consideration for entering into the TCA Purchase Agreement, the Company paid to TCA (i) a transaction advisory fee in the amount of $22,000, (ii) a due diligence fee equal to $10,000, and (iii) document review and legal fees in the amount of $12,500.

As further consideration, the Company agreed to issue to TCA that number of shares of the Company’s common stock that equals $100,000 (the “Incentive Shares”). For purposes of determining the number of Incentive Shares issuable to TCA, the Company’s common stock was valued at the volume weighted average price for the five (5) trading days immediately prior to the date of the TCA Purchase Agreement, as reported by Bloomberg, 191,388 shares were issued. It is the intention of the Company and TCA that the value of the Incentive Shares shall equal $100,000. In the event the value of the Incentive Shares issued to TCA does not equal $100,000 after a twelve month evaluation date, the TCA Purchase Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury). Any adjustment necessary related to the Incentive Shares will be recorded at the twelve month evaluation date. Had the Incentive Shares been remeasured at September 30, 2013, the Company would have owed an additional 2.6 million shares based on the share price at September 30, 2013. Additionally, the Company paid a broker fee consisting of $22,000 and 52,632 shares of its common stock for arranging this financing. Such fee was recorded as a cost of capital, or reduction to stockholder’s equity.

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

On August 21, 2013, the Company entered into a First Amendment to Securities Purchase Agreement (the “Amendment”) with TCA. Pursuant to the Amendment, principal payments for July through October were deferred and the maturity date for the entire first Debenture was extended to May 16, 2014 and in exchange for this principal holiday, the Company and TCA agreed to increase the outstanding principal balance by $80,000 - which resulted in an outstanding principal balance of $416,544, as of September 30, 2013.  In connection with this Amendment, the Company has accounted for this modification as an extinguishment and recorded a charge to interest expense in the amount of $139,000 comprised of $59,000 relating to the write-off of unamortized debt discount and the $80,000.

Equity Line Financing

On May 10, 2013, the Company entered into an investment agreement (the “Investment Agreement”) and a registration rights agreement (the “RRA”) with IBC Funds LLC (“IBC”), a Nevada limited liability company. Pursuant to the terms of the Investment Agreement, IBC committed to purchase up to $5,000,000 of the Company’s common stock over a period of up to thirty-six (36) months. From time to time during the thirty-six (36) month period commencing on the day immediately following the effectiveness of the IBC Registration Statement (defined below), the Company may deliver a drawdown notice to IBC which states the dollar amount that the Company intends to sell to IBC on a date specified in the drawdown notice. The maximum investment amount per notice shall be equal to two hundred percent (200%) of the average daily volume of the common stock for the ten consecutive trading days immediately prior to date of the applicable drawdown notice so long as such amount does not exceed 4.99% of the outstanding shares of the Company’s common stock. The purchase price per share to be paid by IBC shall be calculated at a twenty percent (20%) discount to the average of the three lowest prices of the Company’s common stock during the ten (10) consecutive trading days immediately prior to the receipt by IBC of the drawdown notice.  Additionally, the Investment Agreement provides for a commitment fee to IBC of 104,000 shares of the Company's common stock (the “IBC Commitment Shares”). The IBC Commitment Shares were issued May 10, 2013. Such commitment shares were recorded as a cost of capital, or reduction of shareholder’s equity when issued.

Pursuant to the RRA, the Company is obligated to file a registration statement (the “IBC Registration Statement”) with the Securities and Exchange Commission covering the shares of its common stock underlying the Investment Agreement, including the IBC Commitment Shares, within 21 days after the closing of the transaction.  Such IBC Registration Statement was filed on May 10, 2013.

POSITIVEID CORPORATION
Notes to Condensed Consolidated Financial Statements

On May 10, 2013, the Company entered into a Securities Purchase Agreement with IBC whereby IBC agreed to purchase 40,064, shares of common stock for $12,500.  The proceeds of the sale of the shares will be used to fund the Company’s legal expenses associated with the Investment Agreement.  These shares were included in the IBC Registration Statement filed May 10, 2013.

As of the quarter ended September 30, 2013, the Company issued 4,500,000 shares to IBC under the equity line (inclusive of the commitment shares), for which it received $333,802, net of fees, in proceeds.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full.  The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest.  As of September 30, 2013, the Company had repaid $250,000 of the H&K Note.

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s chairman and chief executive officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company. In December, 2012, the Company paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Caragol agreed to terminate his security interest, effective January 16, 2013. As of September 30, 2013, the outstanding principal and interest on the Caragol Note was $103,973.

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

Pursuant to the terms of the Settlement Agreement approved by an order from the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (the “Order”), on June 7, 2013, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s Common Stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to IBC (the “Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Share Request shall be issued at a thirty percent (30%) discount to market based upon the average of the volume weighted average price of the Common Stock over the three (3) trading day period preceding the Share Request. Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 4.99% of the outstanding shares of Common Stock at any given time. The Company has recorded a charge of $91,944 as of September 30, 2013 representing the total cost to the company for settling the $214,535 claim by issuing shares of common stock at a 30% discount. As of quarter ended September 30, 2013, the entire amount of the settlement was converted into 3,637,681 common shares.

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

A summary of option activity under the Company’s stock incentive plans as of September 30, 2013, and changes during the nine months then ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2013	429	$15.50
Granted	—	$—
Exercised	—	$—
Forfeited	(20)	$135.39
Outstanding at September 30, 2013	409	$9.67
Exercisable at September 30, 2013	376	$10.44

The Black-Scholes model, which the Company uses to determine compensation expense, requires the Company to make several key judgments including:

●	the value of the Company’s common stock;
●	the expected life of issued stock options;
●	the expected volatility of the Company’s stock price;
●	the expected dividend yield to be realized over the life of the stock option; and
●	the risk-free interest rate over the expected life of the stock options.

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

A summary of restricted stock outstanding under the Company’s stock incentive plans as of September 30, 2013 and changes during the nine months then ended is presented below (in thousands):

Unvested at January 1, 2013	215
Issued	180
Vested	(95)
Forfeited	—
Unvested at September 30, 2013	300

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

Additionally, the Company has 2,976,434 unvested restricted shares outstanding, not issued under stock incentive plans, which have been issued to employees, directors, and consultants. These restricted shares vest between October 1, 2013 and January 1, 2016.

The Company recorded an expense related to stock options and restricted stock issued to employees and advisors of approximately $158,000 and $376,000 for the three months ended September 30, 2013 and 2012, respectively and $607,000 and $1,135,000 to the nine months ended September 30, 2013 and 2012, respectively.

On September 30, 2013, the board of directors of the Company agreed to satisfy $413,000 of accrued compensation owed to its directors, officers and management through a liability reduction plan. Under this plan the Company’s management and board agreed to accept PositiveID Corporation Series I Convertible Preferred Stock (the “Series I Preferred Stock”), in settlement of accrued compensation (see Note 8).

As of September 30, 2013 the Company had $1.0 million of unamortized compensation related to stock option and restricted share grants. This compensation will be amortized as an operating expense over the remainder of 2013, and the years ended December 31, 2014 and 2015.

6. Income Taxes

The Company had an effective tax rate of nil for the nine months ended September 30, 2013 and 2012. The Company incurred losses before taxes for the nine months ended September 30, 2013 and 2012. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company does not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable.  Based on the Company’s review of the correspondence and evaluation of the supporting detail, it does not believe that the ultimate resolution of this matter will have a material negative impact on the Company’s historical tax liabilities or results of operations. The Company has established an accrual of $400,000 for this contingency, which management believes is adequate.  This accrual was reclassified as a liability to Stanley and recorded in the tax contingency line in the consolidated balance sheets, and a prepaid tax advance to Stanley in the amount of $731,440 has been recorded, as of September 30, 2013.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

During 2012 and continuing into 2013, the Company has been delinquent in its payments to Stanley.  The Company and Stanley have agreed to monthly payments of approximately $26,000 per month for 2013. The outstanding balance of the liability to Stanley is $850,000 as of September 30, 2013.

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

 POSITIVEID CORPORATION

 Notes to Condensed Consolidated Financial Statements

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 remains deferred.  The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 0.5 million shares of restricted stock over a four-year period as follows: (i) 100,000 shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000  shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000  shares on January 1, 2015, which shall vest on January 1, 2016. Stock compensation expense related to the restricted share grants totaled approximately $271,000 and $259,000 for the nine months ended September 30, 2013 and 2012, respectively.

On February 21, 2013, the Board approved a Tax Equalization Plan to compensate board members for permanent out-of-pocket tax payments incurred by accepting equity compensation in lieu of cash consideration between 2010-2012. The total plan compensation is $510,000 in aggregate and was expensed as of quarter ended September 30, 2013.

On September 30, 2013, the Board of Directors of the Company agreed to satisfy $1,003,000 of accrued compensation owed to its directors, officers and management (collectively, the “Management”) through a liability reduction plan (the “Plan”). Under this Plan the Company’s Management agreed to accept a combination of PositiveID Corporation Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and to accept the transfer of Company owned shares of common stock in VeriTeQ Corporation (f/k/a Digital Angel Corporation) (“VeriTeQ”), a Delaware corporation, in settlement of accrued compensation.

Subject to the Plan $590,000 of accrued compensation was settled through the commitment to transfer 327,778 shares of VeriTeQ common stock (out of the 1,199,532 total shares of VeriTeQ common stock that were issuable to the Company upon the conversion of VeriTeQ’s Series C convertible preferred stock owned by the Company). The Series C conversion was completed on October 22, 2013. The VeriTeQ shares were valued at $1.80 (adjusted to reflect the 1 for 30 reverse split by VeriTeQ on October 22, 2013), which was a 21% discount to the closing bid price on September 30, 2013, to reflect liquidity discount and holding period restrictions. Given that the actual issuance of the 327,778 shares of VeriTeQ Common Stock did not occur until such shares were received upon conversion of the VeriTeQ Series C convertible preferred stock on October 22, 2013, the $590,000 of accrued compensation is still reflected as a liability on the consolidated balance sheet as of September 30, 2013.

The 413 shares of the Company’s Series I Preferred Stock is convertible into shares of the Company’s Common Stock, at a price of $0.036 per share, which was the closing bid price on September 30, 2013. The Series I Preferred Stock will vest when the risk of the loss lapses on January 1, 2016, subject to acceleration in the event of conversion or redemption.

On September 30, 2013 the Board of Directors authorized a Certificate of Designations of Preferences, Rights and Limitations of Series I Preferred Stock (the “Certificate”). The Series I Preferred Stock ranks junior to the Company’s Series F Preferred Stock and to all liabilities of the Company and is senior to the Common Stock and any other preferred stock. The Series I Preferred Stock has a stated value per share of $1,000, a dividend rate of 6% per annum and a conversion price equal to the closing bid price of the Company’s Common Stock on the date of issuance. The Series I Preferred Stock is required to be redeemed (at stated value, plus any accrued dividends) by the Company after three years or any time after one year, subject to a ten-day notice (to allow holder conversion). The Series I Preferred Stock is convertible into the Company’s Common Stock, at stated value plus accrued dividends, at the closing bid price on September 30, 2013, any time at the option of the holder and by the Company in the event that the Company’s closing stock price exceeds 400% of the conversion price for twenty consecutive trading days. The Company has classified the Series I Preferred Stock as a liability in the consolidated balance sheet due to the mandatory redemption feature. The Series I Preferred Stock has voting rights equal to the number of shares of Common Stock that Series I Preferred Stock is convertible into, times twenty-five. The holders of Series I Preferred Stock will have voting control in situations requiring shareholder vote.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

On November 5, 2013, the Company filed an Amended and Restated Certificate of Designation of Series I Preferred Stock (the “Amended Certificate of Designation”). The Amended Certificate of Designation was filed to clarify and revise the mechanics of conversion and certain conversion rights of the holders of Series I Preferred Stock. No other rights were modified or amended in the Amended Certificate of Designation.

 9.   Agreements with The Boeing Company

On December 20, 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming Agreement (“Teaming Agreement”), and a Security Agreement (“Boeing Security Agreement”) with The Boeing Company (“Boeing”).

The Boeing License Agreement provides Boeing the exclusive license to manufacture and sell PositiveID’s M-BAND airborne bio-threat detector for the U.S. Department of Homeland Security’s BioWatch Generation 3 opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entering into the Boeing License Agreement, Boeing agreed to pay a license fee of $2.5 million (the “Boeing License Fee”) to the Company in three installments, which has been paid in full as of September 30, 2013. The $2.5 million license fee received as of September 30, 2013 has been recorded as deferred revenue.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012 and include:

●	our ability to predict the extent of future losses or when we will become profitable;

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our ability to fund our operations and continued development of our products, including M-BAND, Firefly and Dragonfly;

●	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities;

●	our ability to successfully identify strategic partners or acquirers for the GlucoChip and the breath glucose detection system;

●	our ability to obtain patents on our products, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	the potential for an unfavorable outcome relating to the Canadian tax audit;

●	our ability to be awarded government contracts;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to receive royalties under the Asset Purchase Agreement with VeriTeQ;

●	our ability to receive payments from the Shared Services Agreement with VeriTeQ;

●	our ability to pay obligations when due which may result in an event of default under our financing arrangements;

●	our ability to drawdown on the equity line if the trading volume in our common stock declines;

●	our ability to access the full amount under the Investment Agreement, dated May 10, 2013, between the Company and IBC.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Report as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

PositiveID Corporation, through its wholly owned subsidiary MicroFluidic Systems (“MFS”) (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection, rapid diagnostic testing, and develops assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  MFS is also developing automated pathogen detection systems (Firefly Dx and Dragonfly) for rapid diagnostics, both for point of need and clinical applications.

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

Subsequent to acquiring MFS, the Company has: (1) sold substantially all of the assets ofNationalCreditReport.com, which it had acquired in connection with the Steel Vault Merger in 2011; (2) sold its VeriChip and HealthLink businesses in 2012 to VeriTeQ; (3) drastically reduced its operating cost and cash burn; (4) entered into a license agreement and teaming agreement with The Boeing Company (“Boeing”) for its M-BAND system in the fourth quarter of 2012; (5) executed into an exclusive license for its iglucose technology in February, 2013; and (6) in November 2013, sold its economic interest in VeriTeQ for $750,000 and a 300,000 share stock warrant in VeriTeQ. The Company will continue to either seek strategic partners or acquirers for its GlucoChip and its glucose breath detection system.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the three months ended September 30, 2013 and 2012. Until such time as we are under a government contract for the BioWatch Generation 3 program, under contract for the final development of our diagnostic platform (which includes our Firefly Dx product), we do not anticipate generating significant revenue or gross profit. The Company has deferred the $2.5 million received in conjunction with the Boeing License Agreement (defined in Note 9) and anticipates recognizing the entire $2.5 million fee as revenue in accordance with applicable accounting literature and Securities and Exchange Commission (“SEC”) guidance.  The Company continues to bid on various potential new United States Government contracts; however, there can be no assurance that we will be successful in obtaining any such contracts.

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

Selling, general and administrative expense decreased by approximately $1.2 million, or 73%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease was primarily attributable to a decrease in stock-based compensation and reductions in personnel costs, rent and other operating costs, pursuant to the Company’s efforts to reduce its operating costs.

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

Research and development expense decreased by $36,000, or 19%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease was primarily attributable to the timing of the development expenses related to our molecular diagnostic products.

Other Income (Expense)

Other expense for the three months ended September 30, 2013 and 2012 was $196,000 and $116,000, respectively.  The increase of $80,000 is primarily the result of a charge to interest expense of $139,000 relating to extinguishment accounting in connection with an amendment to a debenture financing partially offset by the fair value adjustments of warrants.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the three months ended September 30, 2013 and 2012 was $2.5 million and $10.2 million, respectively.  This amount in both periods is a non-cash charge.  The decrease of $7.7 million is primarily the result of decreased Series F preferred conversions during the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the nine months ended September 30, 2013 and 2012. Until such time as we are under a government contract for the BioWatch Generation 3 program, under contract for the final development of our diagnostic platform (which includes our Firefly Dx product), we do not anticipate generating significant revenue or gross profit. The Company has deferred the $2.5 million received in conjunction with the Boeing License Agreement (defined in Note 9) and anticipates recognizing the entire $2.5 million fee as revenue in accordance with applicable accounting literature and SEC guidance.  The Company continues to bid on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such contracts.

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

Selling, general and administrative expense decreased by approximately $2.2 million, or 29%, for the nine months ended September 30, 2013 compared to the nine September ended September 30, 2012. The decrease was primarily attributable to a decrease in stock-based compensation and reductions in personnel costs, rent and other operating costs, pursuant to the Company’s efforts to reduce its operating costs.

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

Research and development expense decreased by $0.2 million, or 28%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease was primarily attributable to decrease in activities related to the development of our products.

Other Income (Expense)

Other expense for the nine months ended September 30, 2013 and 2012 was $363,000 and $55,000, respectively.  The increase of $308,000 is primarily the result of a charge to interest expense of $139,000 relating to extinguishment accounting in connection with an amendment to a debenture financing and increased interest expense from a higher level of borrowing in 2013.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the nine months ended September 30, 2013 and 2012 was $7.0 million and $15.1 million, respectively.  This amount in both periods is a non-cash charge.  The decrease of $8.1 million is primarily the result of decreased Series F preferred conversions during the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, cash and cash equivalents totaled $98,000 compared to cash and cash equivalents of $111,000 at December 31, 2012.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $1.4 million and $2.5 million during the nine months ended September 30, 2013 and 2012, respectively, primarily to fund operating losses. This decrease in cash used in operating activities was primarily the result of the Company’s efforts to reduce operating expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was not significant for the nine months ended September 30, 2013 or 2012.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $1.4 million and $2.6 million during the nine months ended September 30, 2013 and 2012, respectively, primarily related to proceeds from the issuance of shares under the Company’s equity lines, the issuance of convertible notes and debentures, and the conversion of Series F Preferred Stock and related repayments of the related note receivable in the 2013 and 2012 periods (See Note 4).

Financial Condition

As of September 30, 2013, we had a working capital deficiency of approximately $6.2 million and an accumulated deficit of approximately $122.5 million, compared to a working capital deficit of approximately $4.6 million and an accumulated deficit of approximately $111.3 million as of December 31, 2012. The decrease in working capital was primarily due to operating losses for the period, deferral of the Boeing license payments and the reclassification of the tax contingency as a current liability.

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

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.   In the nine months ended September 30, 2013 we have raised approximately $1.4 million, net of $0.3 million principal payment, from a debenture, issuance of convertible debt, preferred stock conversions, and our equity line financings (See Note 4).  Additionally, in March and April 2013, we received $1.5 million under the Boeing License Agreement.

On May 10, 2013, the Company entered into an Investment Agreement with IBC Funds LLC (“IBC”). Pursuant to the terms of the Investment Agreement, IBC committed to purchase up to $5,000,000 of the Company’s common stock over a period of up to thirty-six (36) months. From time to time during the thirty-six (36) month period commencing on the day immediately following the effectiveness of the registration statement that was filed with the SEC on May 10, 2013 (the “IBC Registration Statement”), the Company may deliver a drawdown notice to IBC which states the dollar amount that the Company intends to sell to IBC on a date specified in the drawdown notice. The maximum investment amount per notice shall be equal to two hundred percent (200%) of the average daily volume of the common stock for the ten consecutive trading days immediately prior to date of the applicable drawdown notice so long as such amount does not exceed 4.99% of the outstanding shares of the Company’s common stock. The purchase price per share to be paid by IBC shall be calculated at a twenty percent (20%) discount to the average of the three lowest prices of the Company’s common stock during the ten (10) consecutive trading days immediately prior to the receipt by IBC of the drawdown notice. The IBC Registration Statement was declared effective on May 29, 2013. As of the quarter ended September 30, 2013, the Company issued 4,500,000 shares to IBC under the equity line (inclusive of the commitment shares), for which it received $333,802, net of fees, in proceeds.

On June 5, 2013, the Company entered into a Settlement and Agreement and Release (the “Settlement Agreement”) with IBC pursuant to which the Company agreed to issue common stock to in exchange for the settlement of $214,535 (the “Settlement Amount”) of past-due accounts payable of the Company.  IBC purchased the accounts payable from certain vendors of the Company. On June 7, 2013, the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act, in accordance with a stipulation of settlement, pursuant to the Settlement Agreement between the Company and IBC, in the matter entitled IBC Funds, LLC v. PositiveID Corporation (the “Action”). IBC commenced the Action against the Company to recover an aggregate of $214,535 of past-due accounts payable of the Company (the “Claim”), which IBC had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between IBC and each of such vendors (the “Assigned Accounts”). The Assigned Accounts relate to certain legal, accounting, and financial services provided to the Company. The Settlement Agreement was entered into on June 5, 2013. The Order provides for the full and final settlement of the Claim and the Action. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on June 7, 2013.

Pursuant to the terms of the Settlement Agreement approved by the Order, on June 7, 2013, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s Common Stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to IBC (the “Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Share Request shall be issued at a thirty percent (30%) discount to market based upon the average of the volume weighted average price of the Common Stock over the three (3) trading day period preceding the Share Request. Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 4.99% of the outstanding shares of Common Stock at any given time. The Company has recorded a charge of $91,944 as of September 30, 2013 representing the total cost to the company for settling the $214,535 claim by issuing shares of common stock at a 30% discount. As of quarter ended September 30, 2013, the entire amount of the settlement was converted into 3,637,681 common shares.

The Settlement Agreement provides that in no event shall the number of shares of Common Stock issued to IBC or its designee in connection with the Settlement Agreement, when aggregated with all other shares of Common Stock then beneficially owned by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and the rules and regulations thereunder), result in the beneficial ownership by IBC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 4.99% of the Common Stock.

On August 26, 2013, the Company entered into a Stock Purchase Agreement and a Registration Rights Agreement (collectively, the “August 2013 Agreements”) with Ironridge Global IV, Ltd., a British Virgin Islands business company. Pursuant to the August 2013 Agreements, the Company agreed to issue 450 shares of Series F Preferred Stock to Ironridge in exchange for $300,000. Additionally, the Company issued 100 shares and 50 shares of Series F as commitment and documentation fees, respectively.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2013. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of September 30, 2013 based on the disclosure controls evaluation.

Objective of Controls. Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and acting CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO had concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities.

During the three months ended September 30, 2013, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1)	On July 5, 2013, we issued 250,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

2)	On July 9, 2013, we issued 578,703 shares of our common stock to IBC in connection with the conversion of a court settled liability.

3)	On July 15, 2013, we issued 1,039,742 shares of our common stock to Ironridge Global III, LLC pursuant to the Preferred Stock Purchase Agreement dated as of July 27, 2011.

4)	On July 16, 2013, we issued 501,002 shares of our common stock to IBC in connection with the conversion of a court settled liability.

5)	On August 1, 2013, we issued 80,000 shares of our common stock to Kashwise Investments in connection with a consulting agreement.

6)	On August 8, 2013, we issued 450,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

7)	On August 19, 2013, we issued 489,907 shares of our common stock to IBC in connection with the conversion of a court settled liability.

8)	On August 19, 2013, we issued 802,322 shares of our common stock to Ironridge Global III, LLC pursuant to the Preferred Stock Purchase Agreement dated as of July 27, 2011.

9)	On August 27, 2013, we issued 500,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

10)	On September 4, 2013, we issued 740,548 shares of our common stock to IBC in connection with the conversion of a court settled liability.

11)	On September 11, 2013, we issued 650,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

12)	On September 20, 2013, we issued 950,732 shares of our common stock to IBC in connection with the conversion of a court settled liability.

13)	On September 27, 2013, we issued 2,925,110 shares of our common stock to Ironridge Global III, LLC pursuant to the Preferred Stock Purchase Agreement dated as of July 27, 2011.

Except as discussed below, the shares of common stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the transaction did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Numbers 2, 4, 7, 10 and 12 listed above were made in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

POSITIVEID CORPORATION (Registrant)

Date: November 19, 2013	By:	/s/ William J. Caragol
William J. Caragol
Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit Index

Exhibit Number		Description
3.1

Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012, May 31, 2012 and April 18, 2013 (1)

3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (2)
4.1		Common Stock Purchase Warrant, dated February 27, 2013, issued to JMJ Financial (3)
4.2		Senior Secured, Convertible, Redeemable Debenture issued to TC4 Global Credit Master Fund, LP on January 16, 2013 (3)
4.3		Amended and Restated Certificate of Designation of the Series I Preferred Stock (7)
10.1		Termination Agreement (of security agreement), dated January 16, 2013, between PositiveID Corporation and William J. Caragol (3)
10.2		Termination Agreement (of security agreement), dated January 16, 2013, between PositiveID Corporation and Holland & Knight LLP (3)
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

10.11		Investment Agreement, dated May 10, 2013, between PositiveID Corporation and IBC Funds LLC (4)
10.12		Registration Rights Agreement, dated May 10, 2013, between PositiveID Corporation and IBC Funds LLC (4)
10.13		Securities Purchase Agreement, dated May 10, 2013, between PositiveID Corporation and IBC Funds LLC (4)
10.14		Settlement Agreement and Release, dated June 5, 2013, between PositiveID Corporation and IBC Funds LLC (5)
10.15		Letter Agreement, dated July 8, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (6)
10.17		Stock Purchase Agreement, dated November 13,2013, by and among PositiveID Corporation and Purchasers. (8)
10.18		Letter Agreement, dated November 8, 2013, by and among PositiveID Corporation and VeriTeQ Corporation (f/k/a Digital Angel Corporation) (8)
31.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Furnished herewith
(1)	Incorporated by reference to the Form 8-K/A previously filed by PositiveID Corporation on April 26, 2013.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to Form 10-K previously filed by PositiveID Corporation on April 16, 2013.
(4)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on May 10, 2013.
(5)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on June 7, 2013.
(6)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on July 10, 2013.
(7)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on November 12, 2013)
(8)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on November 14, 2013)