Form 10-K
period 2013-12-31
POSITIVEID Corp
filed 2014-04-11
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board on June 30, 2013 was $2,650,203. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. At March 17, 2014, 70,500,092 shares of our common stock were outstanding.

Table of Contents

Item	Description	Page

Special Note Regarding Forward-Looking Statements		2

	Part I

1.	Business	5

1A.	Risk Factors	14

1B.	Unresolved Staff Comments	22

2.	Properties	22

3.	Legal Proceedings	22

4.	Mine Safety Disclosures	22

	Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	23

6.	Selected Financial Data	24

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

7A.	Quantitative and Qualitative Disclosures About Market Risk	29

8.	Financial Statements and Supplementary Data	29

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	29

9A.	Controls and Procedures	30

9B.	Other Information	30

	Part III

10.	Directors, Executive Officers and Corporate Governance	31

11.	Executive Compensation	28

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	32

13.	Certain Relationships and Related Transactions, and Director Independence	40

14.	Principal Accountant Fees and Services	44

	Part IV

15.	Exhibits, Financial Statement Schedules	45

	Signatures	46

	Index to Consolidated Financial Statements	F-1

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	the expectation that operating losses will continue for the near future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

●	that we seek to structure our research and development on a project basis to allow management of costs and results on a discrete short term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow us to minimize our firm fixed commitments at any given point in time;

●	that based on our review of the correspondence and evaluation of the supporting detail involving the Canada Revenue Agency audit, we do not believe that the ultimate resolution of this dispute will have a material negative impact on our historical tax liabilities or results of operations;

●	that we intend to continue to explore strategic opportunities, including potential acquisition opportunities of businesses that are complementary to ours;

●	that we do not anticipate declaring any cash dividends on our common stock;

●	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and working capital requirements;

●	that we are well positioned to compete for the next generation BioWatch system;

●	that M-BAND was developed in accordance with DHS guidelines;

●	that the full-roll out of the next generation BioWatch system is estimated at $3.1 billion;

●	that our current cash resources, our expected access to capital under the equity line financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future;

●	that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing;

●	that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

●	that medical application of our Firefly Dx product will require FDA clearance;

●	that we will receive royalties in the amount of ten percent on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the United States Patent No. 7,125,382, “Embedded Bio Sensor System”, and a royalty of twenty percent on gross revenues generated under the Development and Supply Agreement between us and Medcomp dated April 2, 2009;

●	that we anticipate recognizing the entire $2.5 million fee under the Boeing License Agreement as revenue in accordance with applicable accounting literature and Securities and Exchange Commission guidance; and

●	that we will receive royalties related to our license of the iglucose™ technology to Smart Glucose Meter Corp (“SGMC”) for up to $2 million based on potential future revenues of glucose test strips sold by SGMC.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report on Form 10-K are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report on Form 10-K are discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and include:

●	our ability to predict the extent of future losses or when we will become profitable;

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our ability to fund our operations and continued development of our products, including M-BAND and Firefly;

●	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities;

●	our ability to successfully identify strategic partners or acquirers for the GlucoChip and the breath glucose detection system;

●	our ability to obtain patents on our products, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	the potential for an unfavorable outcome relating to the Canadian tax audit;

●	our ability to be awarded government contracts;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to receive royalties under the Asset Purchase Agreement with VeriTeQ;

●	our ability to receive payments from the Shared Services Agreement with VeriTeQ;

●	our ability to pay obligations when due which may result in an event of default under our financing arrangements;

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

PART I

Item 1. Business

The Company

PositiveID Corporation, through its wholly-owned subsidiary Microfluidic Systems (“MFS”) (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing.  The Company also develops fully automated pathogen detection systems and assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction. The Company is also developing the Firefly Dx, an automated pathogen detection systems for rapid diagnostics, both for clinical and point of need applications.

PositiveID, formerly known as VeriChip Corporation, was formed as a Delaware corporation by Digital Angel Corporation, or Digital Angel, in November 2001. In January 2002, we began our efforts to create a market for radio frequency identification, or RFID, systems that utilize our human implantable microchip. During the first half of 2005 we acquired two businesses focused on providing RFID systems for healthcare applications. Those businesses (EXi Wireless and Instantel) were merged in 2007 to form Xmark Corporation, or Xmark, which was a wholly-owned subsidiary of ours.

On July 18, 2008, we completed the sale of all of the outstanding capital stock of Xmark, which at the time was principally all of our operations, to Stanley Canada Corporation, or Stanley, a wholly-owned subsidiary of Stanley Black and Decker. The sale transaction was closed for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million, which was adjusted to $2.8 million at settlement of the escrow. Under the terms of the stock purchase agreement, $43.4 million of the proceeds were paid at closing and $4.4 million was released from escrow in July 2009. As a result, we recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until 2009 when the escrow was settled.

Following the completion of the sale of Xmark to Stanley, we retired all of our outstanding debt for a combined payment of $13.5 million and settled all contractual payments to Xmark’s and our officers and management for $9.1 million. On August 28, 2008, we paid a special dividend to our stockholders of $15.8 million.

On November 12, 2008, we entered into an Asset Purchase Agreement, (“APA”), with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively are referred to as, “Digital Angel.” The terms of the APA included our purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. We also received covenants from Digital Angel Corporation and Destron Fearing that permit the use of intellectual property of Digital Angel related to our health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. We paid Digital Angel $500,000 at the closing of the APA.

On September 4, 2009, we, VeriChip Acquisition Corp. (the “Acquisition Subsidiary”), a Delaware corporation and our wholly-owned subsidiary and Steel Vault Corporation (“Steel Vault”), a Delaware corporation signed an Agreement and Plan of Reorganization, or the Merger Agreement, dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming our wholly-owned subsidiary, (the “Merger”). Upon the consummation of the Merger, each outstanding share of Steel Vault’s common stock, warrants and options was converted into 12.5 shares of our common stock, warrants and options. At the closing of the Merger, we changed our name to PositiveID Corporation.

On February 11, 2010, we entered into an asset purchase agreement, (the “EC-APA”), with Easy Check Medical Diagnostics, LLC, or ECMD, whereby we acquired the assets of ECMD, which included the breath glucose detection system and the iglucose wireless communication system. These products were in the development stage. In exchange for the assets, we issued 12,000 shares of our common stock valued at approximately $351,000. Additional payment in the form of shares (maximum 8,000 shares) and product royalties may be paid in the future based on successful patent grants and product or license revenues. On February 24, 2011, we issued 8,000 shares of our common stock to ECMD to amend the EC-APA.

On May 23, 2011, we entered into a Stock Purchase Agreement to acquire MFS, pursuant to which MFS became a wholly-owned subsidiary. MFS specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.

On April 18, 2013, our stockholders approved a reverse stock split within a range of between 1-for-10 to 1-for-25.  On that same date our Board of Directors approved a reverse stock split in the ratio of 1-for-25 and we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split.  On April 23, 2013, the reverse stock split became effective.  All share amounts in this Annual Report have been adjusted to reflect the 1-for 25 reverse stock split.

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

Available Information

We file or furnish with or to the Securities and Exchange Commission (“SEC”) our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to stockholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.positiveidcorp.com as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The information on our website is not incorporated by reference into this Annual Report or any registration statement that incorporates this Annual Report on Form 10-K by reference.

Our Business

We are focused on the development of microfluidic systems for the automated preparation of and performance of biological assays in order to detect biological threats at high-value locations, as well as analyze samples in a medical environment. The Company specializes in the development and production of automated instruments for detecting and processing biological samples. PositiveID has a substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications. Since its inception, and prior to acquisition, MFS has received over $50 million in U.S. Government grants and contracts, primarily from the Department of Homeland Security, (“DHS”). We have submitted, or are in the process of submitting, bids on various potential U.S. Government contracts, and are planning to pursue the next generation of DHS’s BioWatch system, which is an autonomous biodetection program designed to protect the nation against biological threats. The DHS is currently evaluating the timing and status of the next generation procurement and has estimated the cost of the system at $3.1 billion over a five year period.

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

In December 2012, the Company entered into a Sole and Exclusive License Agreement, (the “Boeing License Agreement, a Teaming Agreement”), or Teaming Agreement, and a Security Agreement, or Boeing Security Agreement, with The Boeing Company, or Boeing.

The Boeing License Agreement provides Boeing the exclusive license to sell PositiveID’s M-BAND airborne bio-threat detector for the DHS BioWatch next generation opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entry into the Boeing License Agreement, Boeing paid a license fee of $2.5 million to PositiveID in three installments, all of which has been paid.  Under the Teaming Agreement, and subject to certain conditions, the Company retained the exclusive rights to serve as the reagent and assay supplier of the M-BAND systems to Boeing. The Company also retained all rights to sell M-BAND units, reagents and assays in international markets. Pursuant to the Boeing Security Agreement, the Company granted Boeing a security interest in all of its assets, including the licensed products and intellectual property rights (as defined in the Boeing License Agreement), to secure the Company’s performance under the Boeing License Agreement.

On March 18, 2013, the Company entered into an Intercreditor and Non-Disturbance Agreement, ( the “Intercreditor Agreement”), among PositiveID and MFS; VeriGreen Energy Corporation, Steel Vault Corporation, IFTH NY Sub, Inc., IFTH NJ Sub, Inc. Boeing and TCA Global Credit Master Fund, L.P., or TCA . The Intercreditor Agreement sets forth the agreement of Boeing and TCA as to their respective rights and obligations with respect to the Boeing Collateral (as described below) and the TCA Collateral (as described below) and their understanding relative to their respective positions in the Boeing Collateral and the TCA Collateral and clarifies that Boeing’s lien under the Boeing Security Agreement relates to the Company’s M-BAND technology.

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

Our Firefly Dx system is designed to deliver molecular diagnostic results from a sample in less than 30 minutes, which would enable accurate diagnostics leading to more rapid and effective treatment than what is currently available with existing systems. Firefly is being developed further for a broad range of biological detection situations including radiation-induced cell damage within the human body and strains of influenza.  The handheld Firefly system has already demonstrated the ability to detect and identify other common pathogens and diseases such as E. coli, methicillin-resistant staphylococcus aureus and human papilloma virus.

Between 2011 and 2013, we entered into development partnerships and/or acquired or disposed of certain technologies concentrated in the area of diabetes management and maintained our original business, VeriChip (defined below), in a dormant status.   Those products and their status are as follows:

VeriChip

Through the end of 2011, our business also included the VeriMed system, which uses an implantable passive RFID microchip, (the “VeriChip”). On January 11, 2012, we contributed certain assets and liabilities related to the VeriChip business, as well as all of our assets and liabilities relating to our Health Link business, which is a patient-controlled, online repository to store personal health information, to our wholly-owned subsidiary, PositiveID Animal Health, or Animal Health.  We ceased actively marketing the VeriChip business in January 2008 and the Health Link business in September 2010.

On January 11, 2012, VeriTeQ Acquisition Corporation, or VeriTeQ, which is owned and controlled by Scott R. Silverman, our former chairman and chief executive officer, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000, (the “Note”), and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest.  Our chief executive officer, Mr. Caragol, served on the Board of Directors of VeriTeQ through July 8, 2013. The Note was secured by substantially all of the assets of Animal Health pursuant to a security agreement dated January 11, 2012, or the VeriTeQ Security Agreement.

In connection with the sale, we entered into a license agreement with VeriTeQ dated January 11, 2012, (“ the Original License Agreement”), which grants VeriTeQ a license to utilize our bio-sensor implantable RFID device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” (the “Patent”), for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management.  We will receive royalties in the amount of ten percent on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of twenty percent on gross revenues that are generated under the Development and Supply Agreement between us and Medical Components, Inc., or Medcomp, dated April 2, 2009, to be calculated quarterly with royalty payments due within 30 days of each quarter end. The total cumulative royalty payments under the agreement with Medcomp will not exceed $600,000.

The Company also entered into a shared services agreement with VeriTeQ on January 11, 2012, (the “Shared Service Agreement”) pursuant to which the Company agreed to provide certain services including accounting, office space, business development, sales and marketing to VeriTeQ in exchange for $30,000 per month.  The term of the Shared Services Agreement commenced on January 23, 2012. The first payment for such services is not payable until VeriTeQ receives gross proceeds of a financing of at least $500,000. On June 25, 2012, the Shared Services Agreement was amended, pursuant to which all amounts owed to the Company under the Shared Services Agreement as of May 31, 2012 were converted into shares of common stock of VeriTeQ. In addition, effective June 1, 2012, the monthly level of services was reduced and the charge for the shared services under the Shared Services Agreement was reduced from $30,000 to $12,000. Furthermore, on June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a non-exclusive license to an exclusive license, subject to VeriTeQ meeting certain minimum royalty requirements as follows: 2013 - $400,000; 2014 - $800,000; and 2015 and thereafter - $1,600,000.

On August 28, 2012, the Company entered into an Asset Purchase Agreement with VeriTeQ, (the “VeriTeQ Asset Purchase Agreement”), whereby VeriTeQ purchased all of the intellectual property, including patents and patents pending, related to the Company’s embedded biosensor portfolio of intellectual property. Under the VeriTeQ Asset Purchase Agreement, the Company is to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the embedded biosensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. In 2012, there were no minimum royalty requirements. Minimum royalty requirements thereafter, and through the remaining life of any of the patents and patents pending, are as follows: (i) 2013 - $400,000; (ii) 2014- $800,000; and 2015-and thereafter - $1,600,000.

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

On August 28, 2012, the Shared Services Agreement was further amended, pursuant to which, effective September 1, 2012, the level of services was reduced and the monthly charge for the shared services was reduced from $12,000 to $5,000. On April 22, 2013, the Company entered into a non-binding letter agreement with VeriTeQ in which the Company agreed to provide up to an additional $60,000 of support during April and May 2013.

On July 8, 2013, the Company entered into a Letter Agreement with VeriTeQ, to amend certain terms of several agreements between PositiveID and VeriTeQ. The Letter Agreement amended certain terms of the Shared Services Agreement entered into between PositiveID and VeriTeQ on January 11, 2012, as amended; the Asset Purchase Agreement entered into on August 28, 2012, as amended; and the Secured Promissory Note dated January 11, 2012.  The Letter Agreement defines the conditions of termination of the Shared Services Agreement, including payment of the approximate $274,000 owed from VeriTeQ to PositiveID, the elimination of minimum royalties payable to PositiveID under the Asset Purchase Agreement, as well as certain remedies if VeriTeQ fails to meet certain sales levels, and to amend the Note, which has a current balance of $228,000, to include a conversion feature under which the Note may be repaid, at VeriTeQ’s option, in equity in lieu of cash. The agreements entered into on July 8, 2013 were negotiated in conjunction with VeriTeQ Acquisition Corporation’s merger transaction with Digital Angel Corporation, resulting in a public company now called VeriTeQ Corporation. The terms of the agreements were made to benefit both the Company and VeriTeQ. The Company benefitted as its equity interest in VeriTeQ became an equity interest in a public company, allowing future realization of the Company’s holdings. No additional financial consideration was conveyed in conjunction with these agreements and amendments. The changes were also a condition to closing of the merger agreement set by Digital Angel, VeriTeQ’s merger partner.

During October 2013 VeriTeQ arranged a financing with a group of eight buyers (the “Buyers”). In conjunction with that transaction the Buyers offered the Company a choice of either selling its interest in VeriTeQ, including 871,754 shares and its convertible promissory note (which had a balance of $203,694 at the time of the transaction), which was convertible into 135,793 shares of VeriTeQ stock, for $750,000, or alternatively, to lock up its shares for a period of one year. The Board of Directors of the Company (the “Board”) considered a number of factors, including the Company’s liquidity and access to capital, and the prospects for return on the VeriTeQ shares in twelve months. The Board concluded that it was in the best interest of Company to sell its interest in VeriTeQ to the Buyers.

As a result, on November 8, 2013 the Company entered into a letter agreement (the “November Letter Agreement”) with VeriTeQ and on November 13, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) with the Buyers. On November 13, 2013 VeriTeQ entered into a financing transaction with Hudson Bay Master Fund Ltd. (“Hudson”) and other participants, including most of the Buyers.

Pursuant to the SPA, the Company sold its remaining shares of VeriTeQ common stock (871,754) and the convertible note owed from VeriTeQ to the Company (convertible into 135,793 shares of VeriTeQ common stock). Total proceeds from the sale were $750,000, which were received by November 18, 2013. On November 13, 2013, the aggregate market value of the 871,754 shares of VeriTeQ common stock was $1.8 million, and the aggregate market value of 135,793 shares of Common Stock underlying the promissory note was $276,000.

Pursuant to the November Letter Agreement, VeriTeQ is required to deliver to the Company a warrant to purchase 300,000 shares of VeriTeQ common stock at price of $2.84. The warrant will have the same terms as the warrant being entered into between Hudson and VeriTeQ, including a term of 5 years and customary pricing reset provisions. The Company has not yet received the warrant. We have requested the issuance of the warrant from VeriTeQ owed to PositiveID pursuant to the November Letter Agreement and VeriTeQ has not yet delivered such warrant. The warrant strike price is currently $2.84 per share, which is significantly out of the money. PositiveID intends to fully enforce its rights and VeriTeQ’s obligations to deliver the warrant. The November Letter Agreement also specified that the remaining outstanding payable balance owed from VeriTeQ to the Company would be repaid pursuant to the following schedule: (a) $100,000 paid upon VeriTeQ raising capital in excess of $3 million (excluding the November 18, 2013 financing with Hudson), (b) within 30 and 60 days after the initial $100,000 payment, VeriTeQ shall pay $50,000 each (total of and additional $100,000) to the Company, and (c) the remaining balance of the payable (approximately $12,000) will be paid within 90 days after the initial $100,000 payment. The Letter Agreement also included several administrative corrections to previous agreements between the Company and VeriTeQ.

iglucose

The iglucose system uses machine to machine technology to automatically communicate a diabetic’s glucose readings to the iglucose online database. iglucose is intended to provide next generation, real-time data to improve diabetes management and help ensure patient compliance, data accuracy and insurance reimbursement.  In November 2011, we obtained Federal Drug Administration of the United States Government (“FDA”), clearance.

On February 15, 2013, we entered into an agreement, or the SGMC Agreement, with SGMC, Easy Check, Easy-Check Medical Diagnostic Technologies Ltd., an Israeli company, and Benjamin Atkin, an individual, or Atkin, pursuant to which we licensed our iglucose™ technology to SGMC for up to $2 million based on potential future revenues of glucose test strips sold by SGMC. These revenues will range between $0.0025 and $0.005 per strip. A person with diabetes who tests three times per day will use over 1,000 strips per year. The parties to the SGMC Agreement were parties to that certain Easy Check Asset Purchase Agreement. We and Atkin were also parties to a consulting agreement dated as of February 10, 2010, which agreement was terminated upon entry into the SGMC Agreement.

Pursuant to the SGMC Agreement, we granted SGMC an exclusive right and license to the intellectual property rights in the iglucose patent applications; a non-exclusive right and license to use and make a “white label” version of the iglucose websites; a non-exclusive right and license to use all documents relating to the iglucose 510(k) application to the FDA; and an exclusive right and license to the iglucose trademark. We also agreed to transfer to SGMC all right, title, and interest in the www.iglucose.com and www.iglucose.net domain names.

In consideration for the rights and licenses discussed above, and the transfer of the domain names, SGMC shall pay to us the amount set forth below for each glucose test strip sold by SGMC and any sublicensees of SGMC for which results are posted by SGMC via its communications servers, or the Consideration:

(i)	$0.0025 per strip sold until SGMC has paid aggregate Consideration of $1,000,000; and

(ii)	$0.005 per strip sold thereafter until SGMC has paid aggregate Consideration of $2,000,000; provided, however, that the aggregate. Consideration payable by SGMC pursuant to the SGMC Agreement shall in no event exceed $2,000,000.

GlucoChip

The GlucoChip, a product that combines a glucose-sensing microtransponder based on our Patent number 7,125,382 entitled “Embedded Bio-Sensor System” with an in-vivo glucose sensor. Our patent covers a bio-sensor system that utilizes RFID technology, combining wireless communication with an implantable passively-powered on-chip transponder. We have partnered with Receptors, a technology company whose AFFINITY by DESIGN™ chemistry platform can be applied to the development of selective binding products, to develop an in-vivo glucose sensor to detect glucose levels in the human body. The glucose sensor is intended to be coupled with our microchip to read blood glucose levels through an external scanner.   The GlucoChip development is currently on hold while the Company seeks an industry partner, licensor, or strategic buyer to continue the project.

Breath Glucose Test

The breath glucose test, currently under development, is a non-invasive glucose detection system that measures acetone levels in a patient’s exhaled breath. The association between acetone levels in the breath and glucose is well documented, but previous data on the acetone/glucose correlation has been insufficient for reliable statistics. The breath glucose test detection system combines a proprietary chemical mixture of sodium nitroprusside with breath exhalate, which is intended to create a new molecular compound that can be measured with its patent pending technology. We believe that the use of a heavy molecule to generate a chemical reaction that can be reliably measured may prove the close correlation between acetone concentrations found in a patient’s exhaled breath and glucose found in his or her blood. This could eliminate a patient’s need to prick his or her finger multiple times per day to get a blood sugar reading. In the first quarter of 2012, we commenced the first clinical trial of the breath glucose test, which is being held at Schneider Children’s Medical Center of Israel, a preeminent research hospital. The study is currently on hold pending a determination by the Company as to the potential changes in the study protocol. The purpose of the clinical study is to assess the feasibility of the breath glucose test compared to a standard invasive blood glucose meter and to assess the reliability of the breath glucose test in measuring blood glucose levels under conditions of altered blood glucose levels. The preliminary results of the first half of the study were non-conclusive. The development of the breath glucose test is currently on hold while the Company seeks an industry partner, licensor, or a strategic buyer to continue the project.

Sales, Marketing and Distribution

Our sales, marketing and distribution plan for our healthcare products is to align with large medical distribution companies, and either manufacture the products to their specification or license the products and underlying technology to them.

Manufacturing; Supply Arrangements

We have historically outsourced the manufacturing of all the hardware components of our systems to third parties. As of December 31, 2013, we have not had material difficulties obtaining system components. We believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business. We plan to continue to outsource any manufacturing requirements of our current and under development products.

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

Regulation by the FDA

We expect that the Firefly Dx in addition to our currently inactive development products (our breath glucose detection device and GlucoChip product) will require FDA clearance.

FDA Premarket Clearance and Approval Requirements. Generally speaking, unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, or a premarket approval application, or PMA, approved by the FDA. Medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk to the patient associated with the medical device and the extent of control needed to ensure its safety and effectiveness. Devices deemed to pose low or moderate risks are placed in either Class I or II, respectively. The manufacturer of a Class II device is required to submit to the FDA a premarket notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are considered high risk and placed in Class III, requiring premarket approval.

Pervasive and Continuing Regulation. After a medical device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	quality system regulations, or QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of regulated products for uncleared, unapproved or off-label uses;

●	clearance or approval of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use;

●	medical device reporting, or MDR, regulations, which require that a manufacturer report to the FDA if the manufacturer’s device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

●	medical device tracking requirements apply when the failure of the device would be reasonably likely to have serious adverse health consequences.

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

U.S. Federal Trade Commission Oversight

An increasing focus of the United States Federal Trade Commission’s, or FTC, consumer protection regulation is the impact of technological change on protection of consumer privacy. Under the FTC’s statutory authority to prosecute unfair or deceptive acts and practices, the FTC vigorously enforces promises a business makes about how personal information is collected, used and secured.

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

Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act of 2009

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, govern how various entities and individuals can use and disclose protected health information.  If we begin transmitting individually identifiable health information in connection with certain standard transactions regulated by HIPAA, we would likely have to implement a HIPAA compliance program to ensure our uses and disclosures of health information are done in accordance with the regulations.  Under the federal Health Information Technology for Economic and Clinical Health Act, (the “HITECH Act”), we may be subject to certain federal privacy and security requirements relating to individually identifiable health information we maintain. We may be required to enter into written business associate agreements with certain health care providers and health plans relating to the privacy and security of protected health information, to the extent our customers are covered entities under HIPAA and to the extent we receive, use or disclose protected health information on their behalf. Under the HITECH Act, we would be required by federal law to comply with those business associate agreements, as well as certain privacy and security requirements found in HIPAA and the HITECH Act as they relate to our activities as a business associate.  If we are a covered entity or business associate under HIPAA and the HITECH Act, compliance with those requirements would require us to, among other things, conduct a risk analysis, implement a risk management plan, implement policies and procedures, and conduct employee training. The HITECH Act would also require us to notify patients or our customers, to the extent that they are covered entities subject to HIPAA, of a breach of privacy or security of individually identifiable health information. Breaches may also require notification to the Department of Health and Human Services and the media. Experiencing a breach could have a material impact on our reputation.  The standards under HIPAA and the HITECH Act could be interpreted by regulatory authorities in ways that could require us to make material changes to our operations.  Failure to comply with these federal privacy and security laws could subject us to civil and criminal penalties. Civil penalties can go as high as $50,000 per violation, with an annual maximum of $1.5 million for all violations of an identical provision in a calendar year.

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

Title 201, Section 17.00 of the Code of Massachusetts Regulations, or Regulation 201, establishes standards for the protection of personal information of Massachusetts residents. Under Regulation 201, we may be required to develop, implement and maintain a written information security program designed to protect such personal information. We may also be required to perform a risk assessment of our existing safeguards, and improve those areas where there is a reasonably foreseeable risk to the security, confidentiality and/or integrity of any electronic, paper or other records that contain personal information about Massachusetts residents. Although Regulation 201 itself does not include a remedy provision, the Massachusetts Attorney General may be able to levy fines against us pursuant to other laws, and we may also be exposed to liability from impacted individuals.

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

Health Care Reform

The Patient Protection and Affordable Care Act, or Affordable Care Act, will likely have a dramatic effect on health care financing and insurance coverage for Americans.  A portion of the Affordable Care Act, referred to as the "Physician Sunshine Payment" provisions, requires applicable manufacturers and distributors of drugs, devices, biological, or medical supplies covered under Medicare, Medicaid or the Children's Health Insurance Program to report annually to the Department of Health and Human Services certain payments or other transfers of value to physicians and teaching hospitals. They also require applicable manufacturers and applicable group purchasing organizations to report certain information regarding the ownership or investment interests held by physicians or the immediate family members of physicians in such entities.  Final regulations implementing the Physician Sunshine Payment provisions were issued on February 8, 2013 and are effective on April 9, 2013. The required data must be collected beginning August 1, 2013 and reported to the Centers for Medicare and Medicaid Services by March 31, 2014. Civil monetary penalties apply for failure to report payments, transfers of value, or physician ownership interests..   In light of the scope of health care reform and the Affordable Care Act, and the uncertainties associated with how it will be implemented on the state and federal level, we cannot predict its impact on the PositiveID at this time.

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

Research and Development

The principal objective of our research and development program is to develop high-value molecular diagnostic products such as M-BAND and Firefly Dx. We focus our efforts on four main areas: 1) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 2) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 3) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays; and 4) engineering efforts to extend the capabilities of our systems and to develop new systems. Total research and development expense was $691,000 and $861,000 for the years ended December 31, 2013 and 2012, respectively.

As of March 17, 2014, we had 8 full-time employees, of whom 3 were in management, finance and administration, 1 in marketing and business development, and 4 in research and development. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

For the years ended December 31, 2013 and 2012, we experienced net losses of $4.3 million and $8.0 million, respectively and our accumulated deficit at December 31, 2013 was $124.6 million.  We reported no revenue or gross profit from continuing operations for the years ended December 31, 2013 or 2012. Until one or more of the products is successfully brought to market, we do not anticipate generating significant revenue or gross profit.  Further, our subsidiary, MFS, reported no revenue or gross profit during the period from the date of acquisition of May 23, 2011 through December 31, 2013 as it has had no active contracts during this period.  We have submitted, or are the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

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

Our annual audited financial statements for the years ended December 31, 2013 and 2012 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products, and working capital requirements. If we cannot continue as a going concern, our stockholders may lose their entire investment.

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

Contracts and subcontracts with United States government agencies that we may be awarded will be subject to competition and will be awarded on the basis of technical merit, personnel qualifications, experience, and price. Our business, financial condition, and results of operations could be materially affected to the extent that U.S. government agencies believe our competitors offer a more attractive combination of the foregoing factors. In addition, government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting demand for our products. In particular, the, next generation BioWatch program is a very large program, under which we intend to bid as a subcontractor to The Boeing Company. Our success in this process is a very important factor in our ability to increase stockholder value.

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

As of March 17, 2014, our current directors and executive officers beneficially owned, in the aggregate, approximately 32.6% of our outstanding voting securities, including 26.3% owned by our chairman of the board  of directors and chief executive officer. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of the board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The Company’s officers, directors and management hold preferred shares that give them voting control of the Company.

On September 30, 2013, the Company issued 413 shares of Series I Preferred Stock to its current officers, directors and management (a total of six people). On December 31, 2013 and January 14, 2014, an additional 587 shares of Series I was issued for 2013 and 2014 management and director compensation. Each of the Series I preferred is convertible into the Company’s Common Stock, at stated value plus accrued dividends, at the closing bid price on the issuance date, any time at the option of the holder and by the Company in the event that the Company’s closing stock price exceeds 400% of the conversion price for twenty consecutive trading days. The Series I Preferred Stock has voting rights equivalent to twenty-five votes per common share equivalent.

The Series I preferred shares issued to all four current members of the board of directors and management, as follows:

Name	Position	Preferred Series I Issued	Common Shares Issuable Upon Conversion	Total Votes
William J. Caragol	Chairman and Chief Executive Officer	631	22,845,738	571,143,457
Michael E. Krawitz	Director	76	2,468,283	61,707,078
Jeffrey S. Cobb	Director	63	2,097,199	52,429,985
Ned L. Siegel	Director	39	1,412,122	35,303,044
Lyle Probst	President, MFS	140	5,265,028	131,625,695
Allison F. Tomek	SVP of Corporate Development	51	1,849,100	46,227,497
Total		1,000	35,937,470	898,436,756

As of March 17, 2014, our officers, directors and management now have an aggregate of 902.0 million votes on any matter brought to a vote of the holders of our common stock, including an aggregate 898.4 million votes, or 93% of the total vote, through the ownership of Series I Preferred Stock, and 3.6 million votes through the ownership of shares of our common stock. As a result, our officers, directors, and management have voting control over the 968.9 million of the outstanding voting shares of the Company.

As a result, our Board of Directors may, at any time, authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our certificate of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Now that management has voting control over the Company, it also has the ability to approve any increase in the amount of authorized shares of common or preferred stock; thus there are no limitations on management’s ability to continue to make dilutive issuances of securities.

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

In January 2010, Stanley, who purchased Xmark from us, received a notice from the Canadian Revenue Agency, (the “CRA”), that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. This review covers all periods that we owned Xmark. In February 2011, and as revised on November 9, 2011, Stanley received a notice from the CRA that the CRA completed its review of the Xmark returns and was questioning certain deductions on the tax returns under review. In November and December 2011, the CRA and the Ministry of Revenue of the Province of Ontario issued notices of reassessment confirming the proposed adjustments. The total amount of the income tax reassessments for the 2006-2008 tax years, including both provincial and federal reassessments, plus interest, was approximately $1.4 million.  On January 20, 2012, we received an indemnification claim notice from Stanley related to the matter. We do not agree with the position taken by the CRA and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fees totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter.  In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, we have agreed to repay Stanley for the upfront payment, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that we and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or us as applicable. As of December 31, 2013 the Company had made payments to Stanley of $385,777 and had a remaining balance owed to Stanley of $819,677 related to their upfront payments to CRA in 2012 prior to the final notice received on February 28, 2014 from the CRA, see below.

On February 28, 2014 the Company received final notice from the CRA. The final notice accepted a portion of the Company’s previously disallowed deductions and disallowed others. The Company has determined that it will not further appeal the decision in the final notice. The Company and Stanley are in the process of submitting the amended tax returns necessary to effect the final adjustments. Based on management’s estimate the Company’s liability to Stanley is approximately $500,000. The Company recorded a tax expense of $371,000 for the year ended December 31, 2013 to reflect this adjusted tax obligation to Stanley as of December 31, 2013. Based on our review of the correspondence and evaluation of the supporting detail, we believe that we have adequately accrued for the liability resulting from the final notice.

Industry and Business Risks Related to Our Legacy Healthcare Businesses

We may never achieve market acceptance or significant sales of our healthcare products or systems.

Through December 31, 2013, substantially all of our healthcare products (VeriChip, iglucose, GlucoChip and the glucose breath detection device) were under development and had generated only nominal revenue. Further, we had ceased making new investment in these four products in 2012 and have sold VeriChip, licensed iglucose and are seeking partners for the glucose breath detection device and GlucoChip. We may never achieve more than nominal or modest profits from these products and systems.

We and our development partner Receptors are in the early stages of developing an in vivo glucose-sensing RFID microchip, the effectiveness of which is unproven.

We and our development partner, Receptors, have been engaged in the research and development of applying Receptors’ patented AFFINITY by DESIGNTM CARATM platform to the research and development of an in vivo glucose-sensing RFID microchip. That development program is currently dormant, the effectiveness of this sensor/microchip system is yet to be determined. As a result, there can be no assurance that we and Receptors will be able to successfully employ this development-stage product as a diagnostic solution for the detection of glucose in vivo. Any failure to establish the efficacy or safety of this development-stage product could have an adverse effect on our efforts to monetize the in vivo glucose-sensing RFID microchip.

Our efforts to monetize the in vivo glucose-sensing RFID microchip, and breath glucose detection system may not be successful.

These products are in the early stages of development, and are therefore prone to the risks of failure inherent in diagnostic product development. We or Receptors may be required to complete and undertake significant clinical trials to demonstrate to the FDA that these products are safe and effective to the satisfaction of the FDA and other non-United States regulatory authorities for their respective, intended uses, or are substantially equivalent in terms of safety and effectiveness to existing, lawfully-marketed, non-premarket approved devices. Clinical trials are expensive and uncertain processes that often take years to complete. Failure can occur at any stage of the process, and successful early positive results do not ensure that the entire clinical trial or later clinical trials will be successful. Product candidates in clinical-stage trials may fail to show desired efficacy and safety traits despite early promising results. If the research and development activities of us or Receptors do not result in commercially-viable products, our business, results of operations, financial condition, and stock price could be adversely affected.

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

The implantation of our implantable VeriChip, may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. There have been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals. If more people are implanted with our implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could result in negative publicity could damage our business reputation, leading to loss in sales of our other systems targeted at the healthcare market which would harm our business and negatively affect our prospects.

In connection with its acquisition of our VeriChip business, VeriTeQ agreed to indemnify us for any liabilities relating to our implantable microchip. If VeriTeQ is unable to fulfill indemnity obligations, we would be responsible for payment of such liabilities, which could have a material adverse impact on our financial condition.

Risks Related to Our Common Stock

Future sales of capital stock may cause our stock price to fall, including the resale of shares by the Ironridge Entities pursuant to financing agreements.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of March 17, 2014, we had 70,500,092 shares of common stock outstanding and we had warrants to purchase 2,606,327 shares of common stock and options to purchase 1,409,399 shares of common stock outstanding. All of the shares of common stock issuable upon exercise of our outstanding warrants and any vested options will be freely tradable without restriction under the federal securities laws unless sold by our affiliates.

On July 28, 2011, we sold 272,479 shares of our common stock to Ironridge Global Technology under the common stock purchase agreement between us and Ironridge Global Technology dated July 27, 2011. We also sold to Ironridge Global III, LLC, or Ironridge Global, 1,500 shares of our Series F Preferred Stock under the preferred stock purchase agreement dated July 27, 2011.  On July 12, 2012, we issued an additional 500 shares of Series F Preferred Stock to Ironridge Technology Co. (a division of Ironridge Global IV, Ltd.) or Ironridge (and together with Ironridge Global Technology and Ironridge Global, the “Ironridge Entities”), under the purchase agreement between us and Ironridge dated July 12, 2012. The Series F Preferred Stock was issued in satisfaction of any obligation of the Company to issue the success fee shares as provided for in the securities purchase agreement entered into between the Company and Ironridge dated January 13, 2012, which terminated on April 26, 2012 by its terms.  On September 12, 2012, the Company entered into a purchase agreement with Ironridge pursuant to which the Company issued 100 shares of Series F Preferred Stock to Ironridge as a waiver to satisfy any penalties resulting from the Company’s late delivery of shares under a conversion of Series F Preferred Stock by Ironridge.  On August 26, 2013, we issued Ironridge 600 shares of Series F Preferred Stock pursuant to the Ironridge Stock Purchase Agreement. On January 10, 2014, we issued 150 shares of Series F Preferred Stock as penalty pursuant to the Letter Agreement dated December 18, 2013. Through March 17, 2014, the Ironridge Entities had converted 2,350 shares of Series F Preferred Stock into 25,050,475 shares of our common stock. As of March 17, 2014, there were 700 shares of Series F Preferred Stock outstanding, all of which are held by Ironridge Entities.

While shares of our common stock may be issuable to the Ironridge Entities upon conversion of the Series F Preferred Stock, no more sales can be made under our previous equity lines with the Ironridge Entities.

The shares of common stock the Ironridge Entities may receive under these agreements may be freely tradable under Rule 144 or future registration statements filed by us and they may promptly sell the shares we issue to them in the public markets. Such sales, and the potential for such sales, could cause the market price of our shares to decline significantly.

Current stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock issued pursuant to convertible preferred stock and debt instruments.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 475,000,000 shares of capital stock consisting of 470,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of March 17, 2014, there are 70,500,092 shares of our common stock, 700 shares of our Series F preferred stock, and 1,000 of our Series I preferred stock outstanding. There are 1,409,399 shares of our common stock reserved for issuance pursuant to stock option agreements. We also have 2,606,327 shares of our common stock issuable upon the exercise of outstanding warrants. We also have convertible notes with principal and accrued interest balances of $519,617 as of March 17, 2014. These notes and our Series F and Series I preferred stock are convertible into common stock in the future at prices determined at the time of conversion. The Series F, Series I and convertible notes would convert into shares of common stock, based on the closing price of $0.096 on March 17, 2014, as follows:

	Principal/	Common Share Conversion
	Liquidation	At Current	At 25%	At 50%	At 75%
	Value	Market	Discount	Discount	Discount

Series F	$722,291	13,276,523	17,702,031	26,553,046	53,106,092	(1)
Series I	1,017,561	35,937,470	35,937,470	35,937,470	35,937,470	(2)
Convertible Notes	519,617	8,968,519	11,958,025	17,937,038	35,874,076	(3)
Equity Line	-	-	-	-	-	(4)
Settlement Agreement	-	-	-	-	-	(5)

	$2,259,469	58,182,512	65,597,526	80,427,554	124,917,638

(1)	Represents the liquidation value, including accrued dividends, on 700 shares of Series F, converted at the closing price of $0.096 on March 17, 2014 and at discounts of 25%, 50% and 75% from the closing price on March 17, 2014.
(2)	Represents liquidation value, including accrued dividends, on (i) 413 shares of Series I, converted at $0.036; (ii) 75 shares of Series I converted at $0.0250; (ii) 512 shares of Series I converted at $0.0245, which are fixed conversion prices.

(3)	The convertible notes are convertible into common stock of the company at prices determined, in the future, at the time of conversion, at discount of between 39% and 40%.. This table includes common shares conversions at the closing price of $0.096 on March 17, 2014, and at discounts of 25%, 50% and 75% from the closing price on March 17, 2014.
(4)	As of March 17, 2014, the Company had issued all of the 4.5 million shares that had been previously registered on Form S-1 for the Company’s equity line with IBC. The Company received $333,802 in proceeds, net of fees, from the issuances. The Company has no current intention of registering any further shares under this agreement.
(5)	In June 2013 the Company entered into a settlement agreement with IBC, settling a claim of $214,535, through the issuance of 3,637,681 shares of common stock. As of March 17, 2014 the obligation had been settled in full.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our certificate of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock.  There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

We do not anticipate declaring any cash dividends on our common stock.

In July 2008 we declared, and in August 2008 we paid, a special cash dividend of $15.8 million on our capital stock. Any future determination with respect to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board of Directors may deem relevant. In addition, our Certificates of Designation for shares of Series C, Series F, Series H and Series I Preferred Stock prohibit the payment of cash dividends on our common stock while any such shares of preferred stock are outstanding.

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

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to):

●	success or lack of success in being awarded, as a subcontractor to The Boeing Company, the Stage 1 BioWatch Generation 3, Phase II contract;

●	success or lack of success in being awarded research and development contracts with U.S. Government agencies;

●	success or lack of success being granted patents for its core biological diagnostic and detection technologies;

●	success or lack of success of monetizing the GlucoChip development partnership between us and Receptors;

●	success or lack of success in monetizing the breath glucose detection system;

●	introduction of competitive products into the market;

●	a finding that the in vivo glucose-sensing RFID microchip and the breath glucose detection system infringes the patents of a third party;

●	our ability to obtain patents on the breath glucose detection system;

●	receipt of payments of any royalty payments under licensing agreements;

●	unfavorable publicity regarding us or our products;

●	termination of development efforts for the GlucoChip, which is the in vivo glucose-sensing RFID microchip, or the breath glucose detection system;

●	timing of expenses we may incur with respect to any license or acquisition of products or technologies; and

●	termination of development efforts of any product under development or any development or collaboration agreement.

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

We do not believe that the Optimus transaction violated Section 5 since the transaction consisting of the loan of the shares was registered on the registration statements on Form S-3 (File No. 333-157696) and (File No. 333-168085), initially filed with the SEC on March 4, 2009 and July 13, 2010, respectively, and declared effective by the SEC on March 12, 2009 and July 22, 2010, respectively.  The lending stockholders loaned the borrowed shares to Optimus.  Then, Optimus was added as a new selling stockholder to the registration statements by prospectus supplements under Rule 424(b) of the Securities Act dated September 29, 2009 and March 14, 2011, respectively.

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

Additionally, we believe that the statute of limitations period applicable to potential claims for rescission under the Securities Act is one year commencing on the date of violation of the federal registration requirements. We believe that the one year federal statute of limitations on sales of shares of our common stock has expired for sales made under the Optimus transactions. Statutes of limitations under state laws vary by state, with the limitation time period under many state statutes not typically beginning until the facts giving rise to a violation are known. Our disclosure is not an admission that we did not comply with any federal and state registration or disclosure requirements nor is it a waiver by us of any applicable statute of limitations or any potential defense we may have.  If we are required to pay security holders who could opt to rescind their purchase of such securities, it would have a material adverse effect on our financial condition and results of operations. We are not presently able to accurately determine an estimated amount for any potential rescission liability associated with the resale of the loaned shares by Optimus in the event that the transaction were to be found to violate Section 5 of the Securities Act as we do not have knowledge of the amount and timing of such resales, nor information regarding the state or states in which such resales may have occurred.  We know that Optimus sold all of the 248,000 loaned shares it received.  We believe that the range of prices at which Optimus sold the loaned shares was between $12.50-$80.50 per share related to 2009 Optimus transactions and between $2.75-$15.75 per share related to 2011 Optimus transaction. No adjustment has been made in our consolidated financial statements related to the outcome of this contingency.

Future sales of our common stock may depress the market price of our common stock and cause stockholders to experience dilution.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including preferred shares issued to Ironridge and shares issuable on the conversion of notes payable. We may seek additional capital through one or more additional equity transactions in 2014; however, such transactions will be subject to market conditions and there can be no assurance any such transaction will be completed.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 3,000 square feet of office space, under a lease that expires on August 31, 2015.  Our operations are based in Pleasanton, California, where we lease approximately 6,250 square feet of office space under a lease that expires on April 30, 2015.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “PSID.”  On March 17, 2014, the last reported bid price of our common stock was $0.096 per share.  The following table presents the high and low bid price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2013	High	Low
Quarter ended December 31, 2013	$0.07	$0.02
Quarter ended September 30, 2013	$0.13	$0.03
Quarter ended June 30, 2013	$0.58	$0.13
Quarter ended March 31, 2013	$0.59	$0.37

Fiscal Year Ended December 31, 2012	High	Low
Quarter ended December 31, 2012	$0.75	$0.25
Quarter ended September 30, 2012	$1.00	$0.25
Quarter ended June 30, 2012	$2.75	$0.75
Quarter ended March 31, 2012	$4.75	$2.50

Holders

According to the records of our transfer agent, as of March 17, 2014, there were approximately 98 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

In July 2008, we declared and in August 2008, we paid a special cash dividend of $15.8 million on our capital stock. Any future determination with respect to the payment of dividends on our common stock will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board of Directors may deem relevant.  In addition, our Certificates of Designation for shares of Series C, Series F and Series H Preferred Stock prohibit the payment of cash dividends on our common stock while any such shares of preferred stock are outstanding. See Note 5 to our consolidated financial statements for the year ended December 31, 2013 included in Part IV of this Annual Report on Form 10-K

Sales of Unregistered Securities

1)	On October 1, 2013, we issued 800,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

2)	On October 16, 2013, we issued 900,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

3)	On October 17, 2013, we issued 50,000 shares of our common stock to Eran Gazit in connection with a consulting agreement.

4)	On October 29, 2013, we issued 1,000,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

5)	On November 7, 2013, we issued 1,104,236 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

6)	On December 11, 2013, we issued 1,200,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

7)	On December 18, 2013, we issued 500,000 shares of our common stock to American Capital Ventures in connection with a consulting agreement.

8)	On December 19, 2013, we issued 1,400,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

9)	On December 31, 2013, we issued an aggregate of 1,500,000 shares of our common stock to our board of directors.

10)	On December 31, 2013, we issued 75 shares of Series I Preferred Stock to the non-executive members of the board of directors as a component of director’s compensation for 2014

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

Overview

PositiveID, through its wholly-owned subsidiary MFS, develops molecular diagnostic systems for bio-threat detection and rapid medical testing.  The Company also develops fully automated pathogen detection systems and assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  PositiveID is also developing automated pathogen detection systems for rapid diagnostics, both for clinical and point of need applications (the Firefly Dx).

PositiveID, formerly known as VeriChip Corporation, was formed as a Delaware corporation by Digital Angel, in November 2001. In January 2002, we began our efforts to create a market for RFID systems that utilize our human implantable microchip. During the first half of 2005 we acquired two businesses focused on providing RFID systems for healthcare applications. Those businesses (EXi Wireless and Instantel) were merged in 2007 to form Xmark Corporation (“Xmark”) which was a wholly-owned subsidiary of ours. On February 14, 2007, we completed our initial public offering in which we sold 3,100,000 shares of our common stock at $6.50 per share.

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

On November 12, 2008, we entered into the APA with Digital Angel and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel, which collectively are referred to as, “Digital Angel.” The terms of the APA included our purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose sensing microchip. We also received covenants from Digital Angel Corporation and Destron Fearing that permit the use of intellectual property of Digital Angel related to our health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. We paid Digital Angel $500,000 at the closing of the APA.

On September 4, 2009, we, the Acquisition Subsidiary and Steel Vault, signed Merger Agreement dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming our wholly-owned subsidiary. Upon the consummation of the Merger, each outstanding share of Steel Vault’s common stock, warrants and options was converted into 0.5 shares of our common stock, warrants and options. At the closing of the Merger, we changed our name to PositiveID Corporation.

On February 11, 2010, we entered into the EC-APA with ECMD whereby we acquired the assets of ECMD which included the breath glucose detection system and the iglucose wireless communication system. These products were in the development stage. In exchange for the assets, we issued 12,000 shares of our common stock valued at approximately $351,000. Additional payment in the form of shares (maximum 8,000 shares) and product royalties may be paid in the future based on successful patent grants and product or license revenues. On February 24, 2011, we issued 200,000 shares of our common stock to ECMD to amend the EC-APA.

On May 23, 2011, we entered into a Stock Purchase Agreement to acquire MFS, pursuant to which MFS became a wholly-owned subsidiary. MFS specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.

Since its inception, and prior to acquisition, MFS has received over $50 million in government grants and contract work for the Department of Defense, DHS, the Federal Bureau of Investigation, the National Aeronautics and Space Administration, the Defense Advanced Research Projects Agency and industrial clients.  MFS holds a substantial portfolio of key patents/patents pending primarily for the automation of biological detection using real-time analysis for the rapid, reliable and specific identification of pathogens.

Beginning in 2011 and continuing through 2013, as a part of our refocusing our business, we set out to (1) align ourselves with strong strategic partners to prepare our M-BAND product for the DHS’s next generation BioWatch program, which has been estimated to be a $3.1 billion program over five years; (2) identify a research and development contract to complete the development of our clinical/point of demand diagnostic platform, the Firefly system; and (3) reduce our operating costs to focus solely on those initiatives.

Subsequent to acquiring MFS, the Company has: (1) sold substantially all of the assets of NationalCreditReport.com, which it had acquired in connection with the Steel Vault Merger in 2011; (2) sold its VeriChip and HealthLink businesses; (3) drastically reduced its operating cost and cash burn; (4) entered into a license agreement and teaming agreement with Boeing for its M-BAND system in the fourth quarter of 2012; (5) executed into an exclusive license for its iglucose technology.  The Company will continue to either seek strategic partners or acquirers for its GlucoChip and its glucose breath detection system.

Results of Operations

Overview

We operate in a single segment – molecular diagnostics and detection.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the years ended December 31, 2013 and 2012. Until such time as we are under a government contract for the next generation BioWatch program, under contract for the final development of our Firefly product, or one or more of our products under development is successfully brought to market, we do not anticipate generating significant revenue or gross profit. Further, MFS reported no revenue or gross profit during the period from the date of acquisition of May 23, 2011 through December 31, 2013 as it had no active contracts until it entered into the Boeing License Agreement in December 2012.  The Company has deferred the $2.5 million received in conjunction with the Boeing License Agreement and anticipates recognizing the entire $2.5 million fee as revenue in accordance with applicable accounting literature and SEC guidance.  The Company continues to bid on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such contracts.

On March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the U.S. Department of Defense (“DoD”). This agreement is expected to be performed between March and September, 2014. The terms of this fixed price agreement include a total value of $841,000 to PositiveID, paid in monthly installments over the next seven months.

This agreement will support the DoD Joint United States Forces Korea Portal and Integrated Threat Recognition (“JUPITR”) Program, which is intended to detect biological threats in order to protect our nation’s warfighters and allies. Under the JUPITR program the DoD will test and evaluate PositiveID’s biological detection and identification product, M-BAND. The assessment will baseline performance, reliability, maintainability, ease of use, and cost of operation to provide the “best of breed” and most affordable options for the U.S. Army and U.S. Air Force.

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

Selling, general and administrative expense decreased by approximately $2.4 million, or 37%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was primarily attributable to a $0.6 million decrease in stock-based compensation and the remaining decrease was attributed to reductions in salary, consulting, rent and other operating costs.

Stock-based compensation included in selling, general and administrative expense totaled approximately $1.2 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively. The decrease was primarily the result of lower per share stock prices in 2013 and 2012.

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

Research and development expense decreased by approximately $0.2 million, or 20%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was primarily attributable to a decrease in activities related to the development of our molecular diagnostic products.

Impairment of Capitalized Cost

In conjunction with the Company’s decision to seek a strategic alternative such as the sale or license of the iglucose product and its associated intellectual property, the Company recorded an impairment charge of approximately $0.4 million, in the year ended December 31, 2012.

Interest Expense (net)

Interest expense (net) increased by approximately $0.5 million or 259%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily attributed to the Company’s increased use of convertible notes and the TCA debenture during the year ended December 31, 2013.

Other Income (net)

Other income (net) increased by $1.6 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. This increase is primarily the result of a gain on the transfer of VeriTeQ shares which had cost basis of $0 to settle $590,000 of accrued compensation and the realization of a $781,000 gain on sale of the VeriTeQ company shares and note interest in VeriteQ which also had cost bases of $0.

Income Tax Provision

The income tax provision reflects the charge necessary to adjust the Company’s tax contingency owed to Stanley to $500,000 to reflect the settlement expected from the Company’s receipt of a final notice from the CRA.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the years ended December 31, 2013 and 2012 was $9.0 million and $17.2 million, respectively.  This amount in both periods is a non-cash charge.  The decrease of $8.2 million is primarily the result of decreased Series F preferred conversions during the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, cash and cash equivalents totaled approximately $165,000 compared to cash and cash equivalents of approximately $111,000 at December 31, 2012.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $2.1 million during the year ended December 31, 2013 and approximately $3.0 million during the year ended December 31, 2012, primarily to fund operating losses. The improvement primarily resulted from our cost reduction initiatives, and receipt of $1.0 million of deferred revenue from the Boeing license in 2012, and an additional $1.5 million received under the same license in 2013.

Cash Flows from Investing Activities

Cash flow used in investing activities were not significant for the years ended December 31, 2013 and 2012. During 2013 the Company realized proceeds from the sale of VeriTeQ Corporation common stock of $0.8 million.

Cash Flows from Financing Activities

Financing activities provided net cash of approximately $1.4 million and $3.1 million during the years ended December 31, 2013 and 2012, respectively, primarily related to proceeds from the issuance of preferred stock under the financing agreements with Ironridge Global III, LLC and Ironridge Global Technology, a division of Ironridge Global IV, Ltd., as well as borrowings under convertible debt structures.

Financial Condition

As of December 31, 2013, we had a working capital deficiency of approximately $5.6 million and an accumulated deficit of approximately $124.6 million, compared to a working capital deficit of approximately $4.6 million and an accumulated deficit of approximately $111.3 million as of December 31, 2012. The decrease in working capital was primarily due to operating losses for the period, offset by cash received from Boeing under the “Boeing License Agreement,” proceeds from the sale of common stock under our equity line financing and capital raised through preferred stock and convertible debt financings.

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

On January 20, 2012, we received an indemnification claim notice from Stanley related to the matter. We did not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividends in respect of the disallowed management fees totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter.  In connection with the filing of the appeal, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, we agreed to repay Stanley for the upfront payment, plus interest. Through December 31, 2013 we have paid $385,777 to Stanley. Subsequent to year end we received a final notice from the CRA, which we have principally agreed to. There are several elements of the final assessment that we continue to dispute, primarily withholding tax assessments and interest. As a result, Stanley is expected to receive net refund of their advances from the Canadian tax authorities. As a result, we expect to have a net liability owed to Stanley of up to $500,000.

We have incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection products.  We expect our operating losses to continue through 2014. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  In 2012 and 2013, we raised approximately $4.5 million from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt and $2.5 million under our license agreement with Boeing.  Subsequent to year end December 31, 2013 we have raised approximately $0.6 million, net, from a convertible debt and preferred stock issuances.

Additionally, on March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the DoD. This agreement is expected to be performed between March and September, 2014. The terms of this fixed price agreement include a total value of $841,000 to PositiveID, paid in monthly installments between April and September, 2014.

During 2014, we will need to raise additional capital, including capital not currently available under our current financing agreements in order to execute our business plan.

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

In assessing potential impairment of the intangible assets and goodwill recorded in connection with the MFS acquisition as of December 31, 2013, we considered the likelihood of future cash flows attributable to such assets, including but not limited to cash received from Boeing and the probability and extent of MFS’s participation in the DHS’s next generation BioWatch program. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets or goodwill exists as of December 31, 2013.

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

We continue to fully recognize our tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. We have analyzed our filing positions in all of the foreign, federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, we have not recorded a tax liability and have no unrecognized tax benefits as of December 31, 2013 or 2012.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2013. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2013 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO has concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2013, based upon the framework in Internal Control — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our directors, their ages and business experience, as of March 17, 2014, are set forth below:

Name	Positions with the Company
William J. Caragol	Chairman, Chief Executive Officer, and Acting Chief Financial Officer
Jeffrey S. Cobb	Director
Michael E. Krawitz	Director
Ned L. Siegel	Director

William J. Caragol, 47, has served as our chief executive officer since August 26, 2011 and as our chairman of the Board of Directors since December 6, 2011 and previously served as our president from May 2007 until August 26, 2011, our chief financial officer from August 2006 through August 26, 2011, and treasurer since December 2006.  Since September 28, 2012, Mr. Caragol has also been our acting chief financial officer.  Mr. Caragol served as Steel Vault’s president and a member of its Board of Directors from December 3, 2008 and as acting chief financial officer from October 24, 2008 until November 11, 2009 when Steel Vault became our wholly-owned subsidiary. Mr. Caragol served as acting chief executive officer of Steel Vault from October 24, 2008 until December 3, 2008 when he was appointed chief executive officer. Mr. Caragol serves on the Board of Trustees of Saint Andrews School.  Mr. Caragol served as a member of the Board of Directors of Gulfstream International Group, Inc. from September to October 2010 and on the Board of Directors of VeriTeQ Corporation until July 8, 2013.  He is a member of the American Institute of Certified Public Accountants and graduated from the Washington & Lee University with a bachelor of science in Administration and Accounting. The Board of Directors nominated Mr. Caragol as a director because of his past experience as a senior executive of other companies in the technology industry and because he holds the position of chief executive officer.

Jeffrey S. Cobb, 53, has served as a member of our Board of Directors since March 2007. Since April 2004, Mr. Cobb is the chief operating officer of IT Resource Solutions.net, Inc. Mr. Cobb served as a member of the board of directors of Steel Vault from March 2004 through July 22, 2008. Mr. Cobb earned his bachelor of science in Marketing and Management from Jacksonville University. Mr. Cobb was nominated to the Board of Directors because of his management and business development experience in technology companies.

Michael E. Krawitz, 44, has served as a member of our Board of Directors since November 2008. He currently serves as chief executive officer of PEAR, LLC, a provider of green retrofitting and renewable energy since February 2011. From July 2010 until February 2011, he served as chief executive officer of Florida Sunshine Investments I, Inc. He previously served as the chief executive officer and president of VeriTeQ Corporation from December 2006 to December 2007, executive vice president from March 2003 until December 2006, and as a member of its board of directors from July 2007 until December 2007. He was re-appointed to the VeriTeQ board of directors on July 5, 2013. Mr. Krawitz served as a member on the board of directors of Steel Vault from July 23, 2008 until November 11, 2009. Mr. Krawitz earned a bachelor of arts degree from Cornell University in 1991 and a juris doctorate from Harvard Law School in 1994. Mr. Krawitz was nominated to the Board of Directors due to his past experience as a chief executive officer of Digital Angel, our former parent company, as well as his experience as an attorney.

Ned L. Siegel, 62, has served as a member of our Board of Directors since February 2011.  He has served as President of the Siegel Group, Inc. since September 1997, and Managing Member of the Siegel Consulting Group, LLC since November 2009, which provide real estate development and realty management services.  From October 2007 until January 2009, he served as United States Ambassador to the Commonwealth of the Bahamas. Mr. Siegel was appointed Vice Chairman of Alternative Fuels Americas, Inc. in January of 2011. Mr. Siegel earned a bachelor of arts degree from the University of Connecticut in 1973 and a juris doctorate from the Dickinson School of Law in 1976.  Mr. Siegel was nominated to the Board of Directors due to his past experience with government appointments and services and his managerial experience.

Executive Officers

Our executive officer, his age and positions, as of March 17, 2014, is set forth below:

Name	Age	Position
William J. Caragol	47	Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer

A summary of the business experience of Mr. Caragol is set forth above.

Audit Committee

Our audit committee currently consists of Ned L. Siegel and Jeffrey S. Cobb. Mr. Siegel chairs the audit committee. Our Board of Directors has determined that each of the members of our audit committee is “independent,” as defined under, and required by, the federal securities laws and the rules of the SEC, including Rule 10A-3(b)(i) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. Although we are no longer listed on the Nasdaq Capital Market, each of the members of our audit committee is “independent” under the listing standards of the Nasdaq Capital Market. Our Board of Directors has determined that Mr. Siegel qualifies as an “audit committee financial expert” under applicable federal securities laws and regulations. A copy of the current audit committee charter is available on our website at www.positiveidcorp.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. Based solely on a review of copies of such forms and written representations from our directors, executive officers and 10% owners, we believe that for the fiscal year of 2013, all of our directors, executive officers and 10% owners were in compliance with the disclosure requirements of Section 16(a).

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

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2012 and 2013 by:

●	each person who served as our chief executive officer in 2013; and

●	each person who served as our chief financial officer in 2013.

We had no other executive officers during any part of 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

William J. Caragol	2013	275,000	(1)	138,000	(2)	51,250	(3)	—	—	47,655	(4)	511,905
Chairman, Chief Executive Officer and Acting Chief Financial Officer	2012	275,000	(5)	205,000	(6)	350,000	(3)	—	—	47,647	(7)	877,647

(1)	Represents the $275,000 salary pursuant to Mr. Caragol’s employment contract. Of this amount $58,134 was paid in cash during 2013, $139,000 was paid through the issuance of 139 shares of Series I Preferred Stock, and $10,000 was paid through the transfer of 5,556 shares of VeriTeQ common stock owned by the Company. The remainder was deferred.
(2)	Represents the fair value of 138 shares of Series I Preferred Stock which was granted to Mr. Caragol as bonus compensation for 2013.
(3)	Represents the aggregate grant date fair value, of 100,000 shares of our common stock.
(4)	The amount shown includes (i) $25,000 for an expense allowance, which amount was converted to 25 shares of Series I Preferred Stock as part of the liability reduction plan; and (ii) $22,655 for an automobile lease, insurance and gasoline expenses.
(5)	Represents the $275,000 salary pursuant to Mr. Caragol’s employment contract. Of this amount $138,558 was paid during 2012, the remainder of which was paid in 2013 ($75,442 in cash and 61 shares of Series I Preferred Stock valued at $61,000).
(6)	Represent s aggregate grant date fair value of 400,000 shares of our common stock issued as bonus for 2012.
(7)	The amount shown includes (i) $248 in respect of long-term disability insurance provided to Mr. Caragol; (ii) $25,000 for an expense allowance, which amount was converted to 25 shares of Series I Preferred Stock as part of the liability reduction plan; and (iii) $22,399 for an automobile lease, insurance and gasoline expenses.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure

Executive Employment Arrangements

2011 Executive Employment Arrangements

On November 10, 2010, our Compensation Committee approved a five year employment and non-compete agreement for Mr. Caragol. Beginning in 2011, Mr. Caragol began receiving a base salary of $225,000.  His salary was set to increase a minimum of 5% per annum during each calendar year of the term.  During the term, Mr. Caragol was due to receive a minimum annual bonus for each calendar year of the term in an amount equal to a minimum of one (1) times such executive’s base salary.  Additionally, the Compensation Committee has the authority to approve a discretionary bonus for each year of the term. In 2010, Mr. Caragol received 30,000 shares of restricted stock, under the PositiveID Corporation 2009 Stock Incentive Plan. These restricted shares vested according to the following schedule: (i) 50% vest on January 1, 2012; and (ii) 50% vest on January 1, 2013. Mr. Caragol’s rights and interests in the unvested portion of the restricted stock were subject to forfeiture in the event he resigned prior to January 1, 2013 or was terminated for cause prior to January 1, 2013, with said cause being defined as a conviction of a felony or such person being prevented from providing services to us as a result of such person’s violation of any law, regulation and/or rule. Mr. Caragol is also entitled to Company-paid health insurance and disability insurance, non-allocable expenses of $25,000, and is entitled to use of an automobile leased by us and other automobile expenses, including insurance, gasoline and maintenance costs.

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

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement, (the “First Amendment”), between us and William J. Caragol, our chief executive officer, in connection with Mr. Caragol’s assumption of the position of chairman of the Board of Directors effective December 6, 2011. The First Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between us and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000  to be paid beginning January 1, 2012 in twelve (12) equal monthly payments.   This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 was deferred and in 2013 was converted into 75 shares of Series I Preferred Stock.  In addition, the First Amendment amends the change of control provision by increasing the multiplier from 3 to 5 and capping any change in control compensation to 10% of the transaction value.  The First Amendment also obligates us to grant to Mr. Caragol an aggregate of 500,000 shares of restricted stock over a 4 year period as follows: (i) 100,000 shares upon execution of the First Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000 shares on January 1, 2015, which shall vest on January 1, 2016.   We and Mr. Caragol agreed to delay the issuance of the first and second restricted share grants, for a total of 200,000 shares, until we had available shares under one of our stock incentive plans. The restricted shares were granted on October 4, 2012. Upon a change in control or in the event that Mr. Caragol terminates his employment for “constructive termination” (as such term is defined his employment agreement) or in the event we terminate his employment without cause, the restricted stock described above shall be issued within five (5) business days of such triggering event and all of the restricted stock shall vest immediately. If Mr. Caragol resigns, is terminated for cause, or his employment is terminated due to his death or disability, Mr. Caragol will forfeit the restricted shares discussed above.

On September 28, 2012, the employment of Bryan D. Happ, our chief financial officer, terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, we and Mr. Happ entered into a Separation Agreement and General Release, or the Separation Agreement, on September 28, 2012. Pursuant to the Separation Agreement, Mr. Happ is due to receive payments totaling $404,423, or the Compensation, consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid with 200,000 shares of our restricted common stock (such shares not issued under a stockholder approved plan) and $304,423 will be paid in cash. The cash balance of $304,423 will be repaid at a rate of $3,700 per bi-weekly pay period, subject to accelerated payment under certain events.  As of December 31, 2013, we have paid $111,400 of the cash balance to Mr. Happ.

Also effective September 28, 2012, we appointed William J. Caragol, our chairman and chief executive officer, as our acting chief financial officer.

On January 14, 2014, the Company and Mr. Caragol agreed to amend his employment contract and reduce his annual salary for the remainder of its term to $200,000, per annum, in exchange for 143 shares of Series I Preferred Stock, with a face value of $143,000. The Company also granted Mr. Caragol 100 shares of Series I Preferred Stock as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during past years.

Outstanding Equity Awards as Of December 31, 2013

The following table provides information as of December 31, 2013 regarding unexercised stock options and restricted stock outstanding held by Mr. Caragol:

Outstanding Equity Awards as of December 31, 2013

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
William J. Caragol	2,000	—	—	$250.00	8/21/2016	—	—	—	—	—
	—	—	—	—		—	300,000	$8,280	—	—
	—	—	—	—		—	—	—	200,000	$5,520

(1)	Pursuant to Mr. Caragol’s employment agreements we are obligated to grant to Mr. Caragol an aggregate of 500,000 shares of restricted stock over a 4 year period as follows: (i) 100,000 shares upon execution of the agreement, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000 shares on January 1, 2015, which shall vest on January 1, 2016. Upon a change in control or in the event that Mr. Caragol terminates his employment for “constructive termination” (as such term is defined his employment agreement) or in the event we terminate his employment without cause, the restricted stock described above shall be issued within five (5) business days of such triggering event and all of the restricted stock shall vest immediately. If Mr. Caragol resigns, is terminated for cause, or his employment is terminated due to his death or disability, Mr. Caragol will forfeit the restricted shares discussed above.

(2)	Computed by multiplying the closing market price of a share of our common stock on December 31, 2013, or $0.0276, by the number of shares of common stock that have not vested.

Director Compensation

The following table provides compensation information for persons serving as members of our Board of Directors during 2013:

2013 Director Compensation

	Fees
	Earned					Non-Equity	Nonqualified
	or Paid		Stock		Option	Incentive Plan	Deferred	All Other
	in Cash		Awards		Awards	Compensation	Compensation	Compensation		Total
Name	($)(1)		($)(2)		($)	($)	Earnings	($)(3)		($)
Jeffrey S. Cobb	41,000	(4)	30,750	(8)	0	0	0	75,000	(4)	146,750
Barry M. Edelstein	27,000	(5)	30,750	(9)	0	0	0	75,000	(5)	132,750
Michael E. Krawitz	52,000	(6)	51,250	(10)	0	0	0	285,000	(6)	388,250
Ned L. Siegel	47,000	(7)	61,500	(11)	0	0	0	75,000	(7)	183,500

(1)	During 2013 $167,000 of these fees were paid through the conversion of amount owed to Series I Preferred Shares and transfer VeriTeQ Corporation common shares owned by the Company as part of the liability reduction plan. These fees are comprised of $5,000 per quarter, per director. Mr. Siegel and Mr. Krawitz as chairs of the audit committee and compensation committee, respectively, received $2,500 per quarter in addition to the base fee. Additionally, the directors earned $1,000 per telephonic meeting and $2,000 per in person meeting. During 2013 there were 20 meetings of the Board of Directors.
(2)	The dollar amount of these awards reflected in the table represents the aggregate grant date fair value.
(3)	The amount shown includes aggregate of $510,000 as compensation for out-of-pocket tax expense for previous equity awards as part of the tax equalization plan. These amounts were settled on September 30, 2013 through the issuance of the Company's Series I Preferred Stock and the issuance of Company owned shares of VeriTeQ Corporation, as more fully described below.
(4)	On September 30, 2013 total compensation of $116,000 was settled by the Company issuing 38 shares of Series I Preferred Stock worth $38,000 and through the transfer of 41,667 shares of VeriTeQ Corporation common stock owned by the company worth $75,000. The remaining fees were deferred.
(5)	On September 30, 2013 total compensation of $102,000 was settled by the Company transferring of 56,666 shares of VeriTeQ Corporation common stock owned by the Company worth $102,000. The Company also issued an additional 4,167 shares of VeriTeQ Corporation common stock owned by the Company to settle $7,500 of accrued fees from 2012
(6)	On September 30, 2013 total compensation of $337,000 was settled by the Company issuing 51 shares of Series I Preferred Stock worth $51,000 and through the transfer of 158,611 shares of VeriTeQ Corporation common stock owned by the company worth $285,500.
(7)	On September 30, 2013 total compensation of $122,000 was settled by the Company issuing 14 shares of Series I Preferred Stock worth $14,000 and through the transfer of 55,556 shares of VeriTeQ Corporation common stock owned by the company worth $100,000. Additionally, during 2013, $5,000 was paid in cash. The remaining fees were deferred.
(8)	Mr. Cobb was granted 60,000 shares of our common stock on January 8, 2013, which vest on January 1, 2016. On December 31, 2013, Mr. Cobb was granted 500,000 shares of restricted common stock which vest on January 31, 2014. Additionally, Mr. Cobb was granted 25 shares of Series I convertible preferred stock, which vest on January 1, 2016. These grants were components of 2014 director’s compensation, and as such these amounts have not been included in 2013 Director Compensation.
(9)	Mr. Edelstein was granted 60,000 shares of our common stock on January 8, 2013, which vest on January 1, 2016.
(10)	Mr. Krawitz was granted 100,000 shares of our common stock on January 8, 2013, which vest on January 1, 2016. On December 31, 2013, Mr. Krawitz was granted 500,000 shares of restricted common stock which vest on January 31, 2014. Additionally, Mr. Krawitz was granted 25 shares of Series I convertible preferred stock, which vest on January 1, 2016. These grants were components of 2014 director’s compensation, and as such these amounts have not been included in 2013 Director Compensation.
(11)	Mr. Siegel was granted 100,000 shares of our common stock on January 8, 2013, which vest on January 1, 2016. On December 31, 2013, Mr. Siegel was granted 500,000 shares of restricted common stock which vest on January 31, 2014. Additionally, Mr. Siegel was granted 25 shares of Series I convertible preferred stock, which vest on January 1, 2016. These grants were components of 2014 director’s compensation, and as such these amounts have not been included in 2013 Director Compensation.

On February 21, 2013, the Board of Directors approved the 2013 Board Compensation Plan, effective January 1, 2013, which included: (i) quarterly compensation of $5,000 to each director, (ii) quarterly compensation of $2,500 for the chairs of the audit and compensation committees, (iii) a per meeting fee of $2,000 for each in person Board meeting and $1,000 for each telephonic meeting, and (iv) a Tax Equalization plan, granting tax equalization payments to the Board members totaling $510,000.  The fees and equalization payments were intended to be made at such time as we have a reasonable level of working capital.

On September 30, 2013, the Board of Directors of the Company agreed to satisfy $1,003,000 of accrued compensation owed to its directors, officers and management (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan the Company’s Management agreed to accept a combination of PositiveID Corporation Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and to accept the transfer of Company-owned shares of common stock in Digital Angel Corporation (“Digital Angel”), a Delaware corporation, in settlement of accrued compensation.

Subject to the Plan $590,000 of accrued compensation was settled through the commitment to transfer 327,778 shares of VeriTeQ common stock (out of the 1,199,532 total shares of VeriTeQ common stock that are issuable to the Company upon the conversion of VeriTeQ’s Series C convertible preferred stock owned by the Company). The Series C conversion was completed on October 22, 2013. The VeriTeQ shares were valued at $1.80 (adjusted to reflect the 1 for 30 reverse split by VeriTeQ on October 22, 2013), which was a 21% discount to the closing bid price on September 30, 2013, to reflect liquidity discount and holding period restrictions. The closing bid price on the day of conversion was $2.28; on March 17, 2014 the closing bid price was $0.88.

Six members of Management participated in this conversion, including all four of the Company’s current board of directors and one of its former directors. The former director, Mr. Edelstein, resigned from our Board on July 8, 2013 to join VeriTeQ's board. The board and Management participated as follows:

Name	Position	Total Liability Converted($)	VeriTeQ Shares Transferred	Value of VeriTeQ Shares at September 30,2013	Value of VeriTeQ Shares at March 17, 2014
William J. Caragol	Chairman and Chief Executive Officer	$10,000	5,556	$12,667	$4,900
Michael E. Krawitz	Director	285,500	158,611	361,633	139,895
Jeffrey S. Cobb	Director	75,000	41,667	95,000	36,750
Barry Edelstein	Former Director	109,500	60,833	138,700	53,655
Ned L. Siegel	Director	100,000	55,556	126,667	49,000
Allison F. Tomek	SVP of Corporate Development	10,000	5,556	12,667	4,900
Total		$590,000	327,779	$747,334	$289,100

Subject to the Plan 413 shares of Series I Preferred Stock were issued in settlement of $413,000 of accrued compensation. The conversion price of the Series I shares was fixed at $0.036, which was the closing bid price on the day of conversion. The Series I preferred shares were issued to six members of the Company’s Management, including all four members of the current board of directors. The directors’ and management participation as of September 30, 2013 is detailed as follows:

Name	Position	Total Liability Converted($)	Preferred Series I Issued	Common Shares Issuable Upon Conversion	Total Votes
William J. Caragol	Chairman and Chief Executive Officer	$250,000	250	6,944,444	173,611,100
Michael E. Krawitz	Director	51,000	51	1,416,667	35,416,675
Jeffrey S. Cobb	Director	38,000	38	1,055,556	26,388,900
Ned L. Siegel	Director	14,000	14	388,889	9,722,225
Lyle Probst	President, MFS	40,000	40	1,111,111	27,777,775
Allison F. Tomek	SVP of Corporate Development	20,000	20	555,556	13,888,900
Total		$413,000	413	11,472,223	286,805,575

The Series I Preferred Stock has voting rights equivalent to twenty-five votes per common share equivalent. As of March 17, 2014, the Series I Preferred Stock, inclusive of the shares issued above and those issued subsequently, has the right to 898.4 million votes, or 93% of the total vote. As a result Management has voting control over the Company.

Equity Compensation Plan Information

The following table presents information regarding options and rights outstanding under equity our compensation plans as of December 31, 2013:

Plan Category(1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	406,732	$2.83	107,888
Equity compensation plans not approved by security holders(2)	1,002,667	$0.37	—
Total	1,409,399	$2.83	107,888

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 5 to our consolidated financial statements for the year ended December 31, 2013.

(2)	We have made grants outside of our equity plans and have outstanding warrants exercisable for 2,885,620 shares of our common stock. These warrants were granted as an inducement for financing or for the rendering of consulting services.

Item 12. Security Ownership of Certain Beneficial Owners And Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 17, 2014 by:

●	each of our directors;
●	each of our named executive officers;
●	all of our executive officers and directors as a group; and
●	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 17, 2014 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 70,500,092 shares of our common stock outstanding as of March 17, 2014. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o PositiveID Corporation, 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. As a result of the voting rights associated with the Company’s 1,000 shares of Series I Preferred Stock, the named executive officers and directors have the right to 720.6 million votes as the result of their Series I holdings. The percentage of voting rights in the table below assumes that all Series I shares held by directors and named officers are voted in any instance requiring shareholder vote.

The beneficial owners of all issued shares have voting rights over such shares, whether or not such owners have dispositive powers with respect to the shares, and such shares are included in each person’s beneficial ownership amount. For the avoidance of doubt, if a beneficial owner does not have dispositive powers with respect to certain shares, each such person maintains voting control over these shares, and such shares are included in the determination the person’s beneficial ownership amount.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)	Percent of Voting Rights (%)
Five Percent Stockholders:
William J. Caragol (1)	24,507,654	26.3%	59.1%
Ironridge Global Technology Co., a division of Ironridge Global IV, Ltd. (2)	7,042,959	9.9%	9.9%

Named Executive Officers and Directors:
William J. Caragol (1)	24,507,654	26.3%	59.1%
Jeffrey S. Cobb (3)	2,709,749	3.7%	5.5%
Michael E. Krawitz (4)	3,127,083	4.3%	6.4%
Ned L. Siegel (5)	2,079,198	2.9%	3.7%
Executive Officers and Directors as a group (4 persons)(6)	32,423,684	32.6%	74.7%

(1)	Mr. Caragol beneficially owns 24,507,654 shares, which includes 10,000 shares issuable upon the exercise of warrants and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 17, 2014. Mr. Caragol has sole voting power over 1,651,916 shares of our common stock. Mr. Caragol has sole dispositive power over 223,000 shares of our common stock. Mr. Caragol lacks dispositive power over 1,438,916 shares which are restricted as to transfer until January 1, 2015 (200,000 shares), and January 1, 2016 (1,226,916 shares). Mr. Caragol owns 631 shares of Series I preferred stock, which may convert to 22,845,738 shares of common stock. The Series I preferred stock vests on January 1, 2016.

(2)

Ironridge Global Partners, LLC, or IGP, and IGP's managing members Brendan T. O'Neil, Richard H. Kreger, John C. Kirkland and Keith Coulston may be deemed to beneficially own shares of common stock beneficially owned by Ironridge Global IV, Ltd., or “IV”, and shares of common stock beneficially owned by Ironridge Global III, LLC, or “III”, including shares issuable to III upon conversion of the Series F Preferred Stock. The address of the principal business office of IV is Harbour House, 2nd Floor, Waterfront Drive, P.O. Box 972, Road Town, Tortola, British Virgin Islands VGlliO. The address of the principal business office of IGP, III, and Messrs. O'Neil, Kreger and Coulston is 425 California Street, Suite 1010, San Francisco, California 94104. The address of the principal business office of Mr. Kirkland is 88I Alma Real Drive, Suite 305, Los Angeles, California 90272. Voting and dispositive power with respect to the shares owned by IV is exercised by David Sims and Peter Cooper, Directors. Voting and dispositive power with respect to shares of our common stock owned by III is exercised by Mr. O'Neil and Mr. Coulston. However, for so long as III or IV or any of their affiliates, or Ironridge, hold any shares of our common stock, they are prohibited from, among other actions: (1) voting any shares of our common stock owned or controlled by them, or soliciting any proxies or seeking to advise or influence any person with respect to any voting securities of the issuer; (2) engaging or participating in any actions or plans that relate to or would result in, among other things, (a) acquiring additional securities of us, alone or together with any other person, which would result in them collectively beneficially owning or controlling, or being deemed to beneficially own or control, more than 9.99% of our total outstanding common stock or other voting securities, (b) an extraordinary corporate transaction such as a merger, reorganization or liquidation, (c) a sale or transfer of a material amount of assets, (d) changes in our present board of directors or management, (e) material changes in our capitalization or dividend policy, (f) any other material change in our business or corporate structure, (g) actions which may impede the acquisition of control us by any person or entity, (h) causing a class of our securities to be delisted, (i) causing a class of our equity securities to become eligible for termination of registration; or (3) any actions similar to the foregoing. Each ofiGP and Messrs. O'Neil, Kreger, Kirkland and Coulston disclaims beneficial ownership or control of any of the securities listed above. IGP and Messrs. O'Neil, Kreger, Kirkland and Coulston directly own no shares of the issuer. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, IGP or Messrs. O'Neil, Kreger, Kirkland and Coulston may be deemed to beneficially own or control the shares owned by III and IV. Messrs. O'Neil, Kreger and Kirkland are each managing directors of III and IV, and managing directors, members and 30% beneficial owners of IGP. Mr. Coulston is a director, member and 10% beneficial owner of IGP. IGP is a member and beneficial owner of III, and a stockholder and beneficial owner of IV.

For purposes of calculating the percent of class, we have assumed that there were a total of 70,500,092 shares of our common stock outstanding such that 7,042,959 shares beneficially owned would represent approximately 9.99% of the outstanding common stock after such issuance. The 9.99% ownership limitation does not prevent Ironridge from selling some of its holdings and then receiving additional shares. In this way, Ironridge could sell more than the 9.99% ownership limitation while never holding more than this limit. The Series F Preferred Stock has a provision precluding III from converting any shares of Series F Preferred Stock if such conversion would result in Ironridge being deemed to beneficially own or control more than 9.99% of our outstanding common stock. Subject to the foregoing overall limitation, shares include (I) 7,042,959 shares of common stock beneficially owned by Ironridge, (2) 13,276,523 shares of common stock issuable upon conversion of 700 shares of the Series F Preferred Stock, and (3) a number of shares of common stock issuable upon conversion of any additional shares of Series F Preferred Stock that we may choose to issue in lieu of cash as payment of the 7.65% dividends on the Series F Preferred Stock.

(3)	Includes 574,800 shares of our common stock and 37,750 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 17, 2014. Mr. Cobb lacks dispositive power over 60,000 shares, which are restricted until January 1, 2016. Mr. Cobb owns 63 shares of Series I preferred stock, which may convert to 2,097,199 shares of common stock. The Series I preferred stock vests on January 1, 2016.

(4)	Includes 622,800 shares of our common stock and 36,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 17, 2014. Mr. Krawitz lacks dispositive power over 100,000 shares, which are restricted until January 1, 2016. Mr. Krawitz owns 76 shares of Series I preferred stock, which may convert to 2,468,283 shares of common stock. The Series I preferred stock vests on January 1, 2016.

(5)	Includes 631,076 shares of our common stock and 36,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 17, 2014. Mr. Siegel lacks dispositive power over 120,000 shares, which are restricted until January 1, 2016. Mr. Siegel owns 39 shares of Series I preferred stock, which may convert to 1,412,122 shares of common stock. The Series I preferred stock vests on January 1, 2016.

(6)	Includes shares of our common stock beneficially owned by current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 17, 2014, in each case as set forth in the footnotes to this table.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since the beginning of our fiscal year 2012, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Related Party Transactions

VeriTeQ Transaction

On January 11, 2012, VeriTeQ Acquisition Corporation, or VeriTeQ, which is owned and controlled by our former chairman and chief executive officer, Scott Silverman, purchased all of the outstanding capital stock of PositiveID Animal Health, or Animal Health, in exchange for a secured promissory note in the amount of $200,000, or the Note, and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest, to which no value was ascribed. The Note accrues interest at 5% per annum. Payments under the Note were to begin on January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note is secured by substantially all of the assets of Animal Health pursuant to a security agreement dated January 11, 2012, or the VeriTeQ Security Agreement. Mr. Caragol was a director of VeriTeQ Acquisition Corporation until July 8, 2013. Mr. Krawitz, a director of the Company, was a director of VeriTeQ Acquisition and continues as a director of VeriTeQ Corporation, its successor.

In connection with the sale, we entered into a license agreement with VeriTeQ dated January 11, 2012, or the Original License Agreement, which granted VeriTeQ a nonexclusive, perpetual, nontransferable, license to utilize our biosensor implantable radio frequency identification (RFID) device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” or the Patent, for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management. Pursuant to the Original License Agreement, we were to receive royalties in the amount of 10% on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of 20% on gross revenues that are generated under the Development and Supply Agreement between us and Medical Components, Inc., or Medcomp, dated April 2, 2009, to be calculated quarterly with royalty payments due within 30 days of each quarter end. The total cumulative royalty payments under the agreement with Medcomp will not exceed $600,000.

We also entered into a shared services agreement with VeriTeQ on January 11, 2012, or the Shared Services Agreement, pursuant to which we agreed to provide certain services to VeriTeQ in exchange for $30,000 per month. The term of the Shared Services Agreement commenced on January 23, 2012. The first payment for such services is not payable until VeriTeQ receives gross proceeds of a financing of at least $500,000. On June 25, 2012, the Shared Services Agreement was amended, pursuant to which all amounts owed to us under the Shared Services Agreement as of May 31, 2012 were converted into shares of common stock of VeriTeQ. In addition, effective June 1, 2012, the level of shared services was decreased and the monthly charge for the shared services under the Shared Services Agreement was reduced from $30,000 to $12,000. Furthermore, on June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a nonexclusive license to an exclusive license, subject to VeriTeQ meeting certain minimum royalty requirements as follows: 2013 $400,000; 2014 $800,000; and 2015 and thereafter $1,600,000.

On August 28, 2012, we entered into an Asset Purchase Agreement with VeriTeQ, or the VeriTeQ Asset Purchase Agreement, whereby VeriTeQ purchased all of the intellectual property, including patents and patents pending, related to our embedded biosensor portfolio of intellectual property. Under the VeriTeQ Asset Purchase Agreement, we are to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the embedded biosensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. In 2012, there are no minimum royalty requirements. Minimum royalty requirements thereafter, and through the remaining life of any of the patents and patents pending, are identical to the minimum royalties due under the Original License Agreement.

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

On August 28, 2012, the Shared Services Agreement was further amended, pursuant to which, effective September 1, 2012, the level of services provided was decreased and the monthly charge for the shared services under the Shared Services Agreement was reduced from $12,000 to $5,000. On April 22, 2013, the Company entered into a non-binding letter agreement with VeriTeQ in which the Company agreed to provide up to an additional $60,000 of support during April and May 2013.

The new agreements and amendments to existing agreements between the Company and VeriTeQ Acquisition Corporation on August 28, 2012 were entered into to transfer ownership of the underlying intellectual property, primarily patents, to VeriTeQ, with a license back to the Company for the one application that the Company retained. The royalty rates set in the original license were maintained and the rates in the Shared Services Agreement, as amended, were adjusted to reflect a decreased level of support between the two companies. The intent of these agreements and amendments was to better position VeriTeQ Acquisition Corporation for a third party capital transaction and were negotiated at arm's length. No additional financial consideration was conveyed in conjunction with these agreements and amendments. It was the Company's intent in its transactions with VeriTeQ Corporation to maximize and monetize its returns for the benefit of the Company.

On July 8, 2013, the Company entered into a Letter Agreement with VeriTeQ, to amend certain terms of several agreements between PositiveID and VeriTeQ. The Letter Agreement amended certain terms of the Shared Services Agreement entered into between PositiveID and VeriTeQ on January 11, 2012, as amended; the Asset Purchase Agreement entered into on August 28, 2012, as amended; and the Secured Promissory Note dated January 11, 2012.  The Letter Agreement defines the conditions of termination of the Shared Services Agreement, including payment of the approximate $290,000 owed from VeriTeQ to PositiveID, the elimination of minimum royalties payable to PositiveID under the Asset Purchase Agreement, as well as certain remedies if VeriTeQ fails to meet certain sales levels, and to amend the Note, which has a current balance of $228,000, to include a conversion feature under which the Note may be repaid, at VeriTeQ’s option, in equity in lieu of cash. The agreements entered into on July 8, 2013 were negotiated in conjunction with VeriTeQ Acquisition Corporation’s merger transaction with Digital Angel Corporation, resulting in a public company now called VeriTeQ Corporation. The terms of the agreements were made to benefit both the Company and VeriTeQ. The Company benefitted as its equity interest in VeriTeQ became an equity interest in a public company, allowing future realization of the Company’s holdings. No additional financial consideration was conveyed in conjunction with these agreements and amendments. The changes were also a condition to closing of the merger agreement set by Digital Angel, VeriTeQ’s merger partner.

During October 2013 VeriTeQ arranged a financing with a group of eight buyers (the “Buyers”). In conjunction with that transaction the Buyers offered the Company a choice of either selling its interest in VeriTeQ, including 871,754 shares and its convertible promissory note (which had a balance of $203,694 at the time of the transaction), which was convertible into 135,793 shares of VeriTeQ stock, for $750,000, or alternatively, to lock up its shares for a period of one year. The Board of Directors of the Company considered a number of factors, including the Company’s liquidity and access to capital, and the prospects for return on the VeriTeQ shares in twelve months. The Board concluded that it was in the best interest of Company to sell its interest in VeriTeQ to the Buyers.

As a result, on November 8, 2013 the Company entered into a letter agreement (the “November Letter Agreement”) with VeriTeQ and on November 13, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) with the Buyers. On November 13, 2013 VeriTeQ entered into a financing transaction with Hudson Bay Master Fund Ltd. (“Hudson”) and other participants, including most of the Buyers.

Pursuant to the SPA, the Company sold its remaining shares of VeriTeQ common stock (871,754) and the convertible note owed from VeriTeQ to the Company (convertible into 135,793 shares of VeriTeQ common stock). Total proceeds from the sale were $750,000, which were received by November 18, 2013. On November 13, 2013, the aggregate market value of the 871,754 shares of VeriTeQ common stock was $1.8 million, and the aggregate market value of 135,793 shares of Common Stock underlying the promissory note was $276,000.

Pursuant to the November Letter Agreement, VeriTeQ is required to deliver to the Company a warrant to purchase 300,000 shares of VeriTeQ common stock at price of $2.84. The warrant will have the same terms as the warrant being entered into between Hudson and VeriTeQ, including a term of 5 years and customary pricing reset provisions. The Company has not yet received the warrant. We have requested the issuance of the warrant from VeriTeQ owed to PositiveID pursuant to the November Letter Agreement and VeriTeQ has not yet delivered such warrant. The warrant strike price is currently $2.84 per share, which is significantly out of the money. PositiveID intends to fully enforce its rights and VeriTeQ’s obligations to deliver the warrant. The November Letter Agreement also specified that the remaining outstanding payable balance owed from VeriTeQ to the Company would be repaid pursuant to the following schedule: (a) $100,000 paid upon VeriTeQ raising capital in excess of $3 million (excluding the November 18, 2013 financing with Hudson), (b) within 30 and 60 days after the initial $100,000 payment, VeriTeQ shall pay $50,000 each (total of and additional $100,000) to the Company, and (c) the remaining balance of the payable (approximately $12,000) will be paid within 90 days after the initial $100,000 payment. The Letter Agreement also included several administrative corrections to previous agreements between the Company and VeriTeQ.

Issuance of Series I Convertible Preferred Stock Resulting in Management’s Voting Control of the Company

On September 30, 2013, the Board of Directors of the Company agreed to satisfy $1,003,000 of accrued compensation owed to its directors, officers and management (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan the Company’s Management agreed to accept a combination of PositiveID Corporation Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and to accept the transfer of Company-owned shares of common stock in Digital Angel Corporation (“Digital Angel”), a Delaware corporation, in settlement of accrued compensation.

Subject to the Plan $590,000 of accrued compensation was settled through the commitment to transfer 327,778 shares of VeriTeQ common stock (out of the 1,199,532 total shares of VeriTeQ common stock that are issuable to the Company upon the conversion of VeriTeQ’s Series C convertible preferred stock owned by the Company). The Series C conversion was completed on October 22, 2013. The VeriTeQ shares were valued at $1.80 (adjusted to reflect the 1 for 30 reverse split by VeriTeQ on October 22, 2013), which was a 21% discount to the closing bid price on September 30, 2013, to reflect liquidity discount and holding period restrictions. The closing bid price on the day of conversion was $2.28; on March 17, 2014 the closing bid price was $0.88.

Six members of Management participated in this conversion, including all four of the Company’s current board of directors and one of its former directors. The former director, Mr. Edelstein, resigned from our Board on July 8, 2013 to join VeriTeQ's Board. The board and Management participated as follows:

Name	Position	Total Liability Converted($)	VeriTeQ Shares Transferred	Value of VeriTeQ Shares at September 30,2013	Value of VeriTeQ Shares at March 17, 2014
William J. Caragol	Chairman and Chief Executive Officer	$10,000	5,556	$12,667	$4,900
Michael E. Krawitz	Director	285,500	158,611	361,633	139,895
Jeffrey S. Cobb	Director	75,000	41,667	95,000	36,750
Barry Edelstein	Former Director	109,500	60,833	138,700	53,655
Ned L. Siegel	Director	100,000	55,556	126,667	49,000
Allison F. Tomek	SVP of Corporate Development	10,000	5,556	12,667	4,900
Total		$590,000	327,779	$747,334	$289,100

Subject to the Plan 413 shares of Series I Preferred Stock were issued in settlement of $413,000 of accrued compensation. The conversion price of the Series I shares was fixed at $0.036, which was the closing bid price on the day of conversion. The Series I preferred shares were issued to six members of the Company’s Management, including all four members of the current board of directors. The directors’ and management participation as of September 30, 2013 is detailed as follows:

Name	Position	Total Liability Converted($)	Preferred Series I Issued	Common Shares Issuable Upon Conversion	Total Votes
William J. Caragol	Chairman and Chief Executive Officer	$250,000	250	6,944,444	173,611,100
Michael E. Krawitz	Director	51,000	51	1,416,667	35,416,675
Jeffrey S. Cobb	Director	38,000	38	1,055,556	26,388,900
Ned L. Siegel	Director	14,000	14	388,889	9,722,225
Lyle Probst	President, MFS	40,000	40	1,111,111	27,777,775
Allison F. Tomek	SVP of Corporate Development	20,000	20	555,556	13,888,900
Total		$413,000	413	11,472,223	286,805,575

On December 31, 2013 the three independent directors were each granted 25 shares of Series I Preferred Stock, as a component of their 2014 board compensation. On January 14, 2014, an additional 512 shares of Series I Preferred Stock were issued to the Company’s CEO, President and Senior Vice President. Of these shares 381 were issued to the Company’s chief executive officer as follows: (i) 138 shares issued for 2013 incentive compensation, (ii) 143 shares were issued for his agreement to amend his employment contract and reduce his annual salary from the remainder of the term of the contract to $200,000, per annum, and (iii) 100 shares of Series I as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during past years. All Series I shares granted vest on January 1, 2016.

The Series I Preferred Stock has voting rights equivalent to twenty five votes per common share equivalent. As a result, the Company’s officers and directors had an effective their voting control of 93%, as of March 17, 2014. William J. Caragol, our Chief Executive officer and Chairman of the Board of Directors was issued 250 shares subject to the Plan, granting him majority control with 59.1% voting control as of March 17, 2014, up from 43.2% as of December 31, 2013.

As of March 17, 2014, our officers, directors and management now have an aggregate of 902.0 million votes on any matter brought to a vote of the holders of common stock, including an aggregate 898.4 million votes, or 93% of the total vote, through the ownership of Series I Preferred Stock, and 3.6 million votes through the ownership of shares of our common stock. As a result, our officers, directors, and management have voting control over the 968.9 million of the outstanding voting shares of the Company. There exists an inherent conflict of interest in the board approval of the issuance of Series I Preferred Stock to officers and directors of the Company, which granted themselves voting control over the Company.

In granting these shares to directors and management the Board considered a number of factors, including the current market rates at which financing is available to early stage companies. It has been the Company’s experience that debt and equity financing for the Company in current market conditions was typically being priced at total discounts to market well in excess of 50%. The Board and management did not wish to receive any discount for the conversion of $413,000 of liabilities, but did seek to have a voting preference that was commensurate with the risk and more importantly continued commitment of the Board and management to the Company. The shares were therefore issued at the closing bid price the day of exchange (subject to signed exchange agreements with each participant), and at a dollar for dollar exchange ($1,000 of liability settled for 1 preferred share).

Caragol Note

On September 7, 2012, we issued a Secured Promissory Note, or the Caragol Note, in the principal amount of $200,000 to William J. Caragol, or Caragol, our chairman and chief executive officer, in connection with a $200,000 loan to us by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. We agreed to accelerate the repayment of principal and interest in the event that we raise at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of our assets of pursuant to a Security Agreement between us and Caragol dated September 7, 2012, or the Caragol Security Agreement. The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon our insolvency, bankruptcy, or dissolution. As of December 31, 2012, the Company has paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment on December 18, 2012. Additionally, we and Caragol terminated the Caragol Security Agreement effective January 16, 2013. As of March 17, 2014, the outstanding principal and interest on the Caragol Note was $106,306.

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

Director Independence

Our Board of Directors currently consists of four members: William J. Caragol, Jeffrey S. Cobb, Michael E. Krawitz and Ned L. Siegel. Although we are no longer listed on the Nasdaq Capital Market, our Board of Directors has determined that three of our four directors, Messrs. Cobb, Krawitz and Siegel, are independent under the standards of the Nasdaq Capital Market. Mr. Caragol, who is our Chief Executive Officer and acting Chief Financial Officer is not considered independent.

For transactions, relationships or arrangements that were considered by the Board of Directors in determining whether each director was independent, please see “Certain Relationships and Related Transactions — Director and Officer Roles and Relationships” above.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2013 and 2012, fees for audit and audit related services were as follows:

	2013	2012

Audit Fees	$137,000	$143,000
Audit Related Fees	48,000	86,000
All Other Fees	—	—
Total Fees	$185,000	$229,000

Audit related fees for 2013 and 2012 include review of registration statements and other SEC filings. Audit and audit related services are provided by EisnerAmper LLP.

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

All services provided by and all fees paid to EisnerAmper LLP in fiscal 2013 and 2012 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

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

POSITIVEID CORPORATION

Date: April 11, 2014	By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Caragol	Chief Executive Officer, Chairman	April 11, 2014
William J. Caragol	of the Board and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey S. Cobb	Director	April 11, 2014
Jeffrey S. Cobb

/s/ Michael E. Krawitz	Director	April 11, 2014
Michael E. Krawitz

/s/ Ned L. Siegel	Director	April 11, 2014
Ned L. Siegel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

PositiveID Corporation

We have audited the accompanying consolidated balance sheets of PositiveID Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2013. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PositiveID Corporation as of December 31, 2013 and 2012, and the consolidated results of its operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2013 the Company has a working capital deficiency and an accumulated deficit. Additionally, the Company has incurred operating losses since its inception and expects operating losses to continue during 2014. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, New York

April 11, 2014

POSITIVEID CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2013	December 31, 2012

Assets
Current Assets:
Cash and cash equivalents	$165	$111
Prepaid expenses and other current assets	81	37
Total Current Assets	246	148

Equipment, net	11	24
Pre-paid tax advance	—	738
Goodwill	510	510
Intangibles, net	623	980
Other assets	11	11
Total Assets	$1,401	$2,411

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$498	$967
Deferred revenue	2,500	1,000
Accrued expenses and other current liabilities	627	1,350
Short-term convertible debt, net of discount	460	221
Notes payable	696	716
Warrant liability	10	93
Accrued preferred stock dividends payable	21	99
Tax contingency	500	337
Contingent earn-out liability	514	645
Total Current Liabilities	5,826	5,428

Commitments and contingencies

Tax contingency	—	743
Mandatorily redeemable preferred stock; Series I Preferred – 488 shares issued and outstanding at December 31, 2013; liquidation preference of $494 at December 31, 2013	488	—

Stockholders’ Equity (Deficit):
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – 600 and 776 shares issued and outstanding at December 31, 2013 and 2012, respectively; liquidation preference of $615 and $876, at December 31, 2013 and 2012, respectively	—	—
Common stock, 470,000,000 shares authorized, $.01 par value; 45,425,186 and 9,541,174 shares issued and outstanding at December 31, 2013 and 2012, respectively	454	2,385
Additional paid-in capital	119,256	105,448
Accumulated deficit	(124,623)	(111,329)
	(4,913)	(3,496)
Note receivable for shares issued	—	(264)
Total Stockholders’ Deficit	(4,913)	(3,760)
Total Liabilities and Stockholders’ Deficit	$1,401	$2,411

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012

Revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Selling, general and administrative	4,132	6,541
Research and development	691	861
Impairment of capitalized cost	—	357
Total operating expenses	4,823	7,759
Operating loss	(4,823)	(7,759)

Interest expense, net	(646)	(180)
Other income, net	1,511	(54)
Loss before income tax provision	(3,958)	(7,993)

Income tax expense	(371)	—
Net loss	(4,329)	(7,993)

Preferred stock dividends	(42)	(75)
Beneficial conversion dividend on preferred stock	(8,965)	(17,234)
Net loss attributable to common stockholders	$(13,336)	$(25,302)

Net loss per common share attributable to common stockholders – basic and diluted	$(0.71)	$(4.61)
Weighted average shares outstanding – basic and diluted	18,746	5,495

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2013 and 2012

(In thousands)

	Preferred Stock		Common Stock				Note	Total
	Shares (not in thousands)	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Receivable For Shares Issued	Stockholders’ Equity (Deficit)

Balance at January 1, 2012	1,500	$—	2,160	$540	$82,042	$(86,102)	$(2,250)	$(5,770)
Net loss	—	—	—	—	—	(7,993)	—	(7,993)
Stock based compensation	—	—	992	248	1,473	—	—	1,721
Issuance of Series F Preferred shares, net of costs	600	—	—	—	100	—	—	100
Issuance of Series H Preferred shares, net of costs	500	—	20	5	381	—	—	386
Common stock issued for Series F Preferred conversion	(1,324)	—	3,185	796	(846)	—	1,986	1,936
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	15,525	(15,525)	—	—
Common stock issued for Series H Preferred conversion and payment of Ironridge note receivable	(500)	—	589	147	(147)	—	—	—
Beneficial conversion dividends for Series H Preferred conversion	—	—	—	—	1,709	(1,709)	—	—
Issuance of Common Stock pursuant to Ironridge stock purchase agreement	—	—	1,000	250	127	—	—	377
Issuance of common stock pursuant to acquisition of MicroFluidic Systems	—	—	18	5	64	—	—	69
Issuance of Common Stock in satisfaction of related party stock obligations	—	—	1,363	341	5,000	—	—	5,341
Issuance of Common Stock for Optimus loaned shares	—	—	140	35	(35)	—	—	—
Cost of debt related to financing agreement	—	—	74	18	20	—	—	38
Beneficial conversion factor on Debt discount related to financing agreement	—	—	—	—	50	—	—	50
Debt discount related to financing agreement	—	—	—	—	66	—	—	66
Issuance of warrant pursuant to financing agreement, at fair value	—	—	—	—	(93)	—	—	(93)
Issuance of warrant pursuant to advisory agreement	—	—	—	—	87		—	87
Preferred stock dividends	—	—	—	—	(75)	—	—	(75)
Balance at December 31, 2012	776	$—	9,541	$2,385	$105,448	$(111,329)	$(264)	$(3,760)
Net loss	—	—	—	—	—	(4,329)	—	(4,329)
Stock based compensation	—	—	5,458	55	1,125	—	—	1,180
Conversion of Series F Preferred shares and repayment of note receivable	(776)	—	12,750	127	(6)	—	264	385
Issuance of Series F Preferred shares, net of costs	600	—	—	—	300	—	—	300
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	8,965	(8,965)	—	—
Common stock issued pursuant to equity line agreement	—	——	4,716	48	452	—	—	500
Common Stock issued pursuant to convertible note conversions	—	—	8,934	89	275	—	—	364
Beneficial conversion feature and issuance of warrants related to financing agreements	—	—	—	—	19	—	—	19
Cost of debt related to Debenture Agreement		—	244	2	101	—	—	103
Common Stock issued pursuant to debt to equity settlement including discount on shares	—	—	3,638	36	270	—	—	306
Costs related to equity line agreement	—	—	144	2	(14)	—	—	(12)
Debt discount pursuant to securities purchase agreements	—	—	—		73	—	—	73
Preferred stock dividends	—	—	—	—	(42)	—	—	(42)
Reverse stock-split adjustment	—	—		(2,290)	2,290	—	—	—
Balance at December 31, 2013	600	$—	45,425	$454	$119,256	$(124,623)	$—	$(4,913)

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(4,329)	$(7,993)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	372	431
Stock-based compensation	1,180	1,721
Debt discount and cost amortization	485	—
Discount on liability settlement	92	—
Stock issued to vendors	—	69
Warrants issued to vendors and fair-value adjustments	(147)	87
Gain on sale of marketable securities	(781)	—
Non- cash interest expense	55	—
Stock compensation to related party	—	—
Impairment of capitalized cost	—	357
Increase (decrease) in fair value of contingent earn-out liability	(131)	107
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	115	36
Increase (decrease) in accounts payable and accrued expenses	(522)	1,139
Increase in deferred revenue	1,500	1,000
Net cash used in operating activities	(2,111)	(3,046)
Cash flows from investing activities:
Purchase of equipment	(3)	(5)
Proceeds from marketable securities	781	—
Net cash provided by (used) investing activities	778	(5)
Cash flows from financing activities:
Proceeds from equity financings, net of fees	1,051	2,791
Proceeds from debt financing, net of fees	790	343
Principal payments of short-term debt	(454)	—
Net cash provided by financing activities	1,387	3,134
Net increase in cash and cash equivalents	54	83
Cash and cash equivalents, beginning of year	111	28
Cash and cash equivalents, end of year	$165	$111
Supplementary Cash Flow Information:
Non-cash financing and investing activities:
Converted dividends	$53	$66
Conversion of liability to promissory note	—	849
Conversion of promissory notes to common stock	383	—
Issuance of shares for commitment fees	13	60
Issuance of shares to vendors	141	794
Issuance of warrants to vendors	56	87
Payment of accrued compensation payable through issuance of:
Common Stock	388	5,372
Series I Preferred Shares	413	—
Settlement of compensation with exchange of marketable securities	590	—

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

1.   Organization and Basis of Presentation

PositiveID Corporation, through its wholly-owned subsidiary Microfluidic Systems (“MFS”) (the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing.  The Company also develops fully automated pathogen detection systems and assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction. The Company is also developing the Firefly Dx, an automated pathogen detection systems for rapid diagnostics, both for clinical and point of need applications.

PositiveID is a Delaware corporation formed in 2001. The Company commenced operations in 2002 as VeriChip Corporation. In 2007, the Company completed an initial public offering of its common stock.

In July 2008, the Company completed the sale of all of the outstanding capital stock of its subsidiary, Xmark Corporation (“Xmark”), which at the time was principally all of the Company’s operations, to Stanley Canada Corporation (“Stanley”), a wholly-owned subsidiary of Stanley Black and Decker. The sale transaction was closed for $47.9 million in cash, which consisted of the $45 million purchase price plus a balance sheet adjustment of approximately $2.9 million, which was adjusted to $2.8 million at settlement of the escrow. Under the terms of the stock purchase agreement, $43.4 million of the proceeds were paid at closing and $4.4 million was released from escrow in July 2009. As a result, the Company recorded a gain on the sale of Xmark of $6.2 million, with $4.5 million of that gain deferred until the escrow was settled in 2009.

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

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2013, we had a working capital deficiency of approximately $5.6 million and an accumulated deficit of approximately $124.6 million, compared to a working capital deficit of approximately $4.6 million and an accumulated deficit of approximately $111.3 million as of December 31, 2012. The decrease in working capital was primarily due to operating losses for the period, offset by cash received from Boeing under the “Boeing License Agreement,” proceeds from the sale common stock under our equity line financing and capital raised through preferred stock and convertible debt financings.

We have incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection products.  We expect our operating losses to continue through 2014. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  In 2012 and 2013, we raised approximately $4.5 million from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt and $2.5 million under our license agreement with Boeing.  Subsequent to year end December 31, 2013 we have raised approximately $0.6 million, net, from a convertible debt issued and preferred stock issuances.

Additionally, on March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the DoD. This agreement is expected to be performed between March and September, 2014. The terms of this fixed price agreement include a total value of $841,000 to PositiveID, paid in monthly installments between April and September, 2014.

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

Concentration of Credit Risk

The Company maintained its cash in one financial institution during the years ended December 31, 2013 and 2012. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits. At times, cash deposits exceeded the federally insured limits.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

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

Intangible Assets

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. Customer contracts and relationships are being amortized over 3 years, patents are being amortized over 5 years, and non-compete agreements are being amortized over 2 years. Intangible assets consist of the following as of December 31, 2013 and 2012 (in thousands):

		December 31,
		2013		2012
	Gross Carrying Amount	Accumulated Amortization	Net	Accumulated Amortization	Net

Customer contracts and relationships	$230	$(198)	$32	$(121)	$109
Patents	1,223	(632)	591	(387)	836
Non-compete agreements	169	(169)	-	(134)	35
	$1,622	$(999)	$623	$(642)	$980

Amortization of intangible assets amounted to approximately $357,000 and $406,000 for the year ended December 31, 2013 and 2012 respectively. Estimated future amortization expense is as follows (in thousands):

2014	277
2015	245
2016	101
$623

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

In assessing potential impairment of the intangible assets and goodwill recorded in connection with the MFS acquisition as of December 31, 2013 and 2012, management considered the likelihood of future cash flows attributable to such assets, including but not limited to the probability and extent of MFS’s participation in the Department of Homeland Security’s next generation BioWatch program. Based on its analysis, management has concluded, based on information currently available, that no impairment of the intangible assets or goodwill exists as of December 31, 2013 and 2012.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, collectability of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery of the product or service has been completed.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

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

 The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as interest expense. The Company does not have any uncertain tax positions at December 31, 2013 and 2012.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

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

The Company accounts for software development costs by capitalizing qualifying costs from the time technological feasibility is established until the product is available for general release to customers. In 2012, the Company recorded an impairment charge of $357,000 to write-off it’s previously capitalized software development costs related to the iglucose wireless communication system. Any proceeds from a future sale or license royalties will be recorded as income in future periods.

Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Accrued compensation	$363	$1,124
Other	264	226
	$627	$1,350

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

The following common shares issuable under potentially dilutive securities outstanding as of December 31, 2013 and 2012 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	December 31, 2013	December 31, 2012
Common shares issuable under:
Convertible Series F Preferred Stock	48,060	62
Convertible Series I Preferred Stock	14,530	-
Stock options	1,409	429
Warrants	2,886	463
Unvested restricted common stock	12,267	215
	79,152	1,169

3.   Acquisitions/Dispositions

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

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

As consideration for the consummation of the Acquisition, the Company paid $250,000 to fund certain accounts payable of MFS (of which approximately $24,000 was paid to selling shareholders) and issued 95,000 shares of common stock of the Company (the “Stock Consideration”). Additionally, the Company issued a total of 38,857 shares of common stock in 2011 to its advisors for services rendered in conjunction with the Acquisition. The Company incurred a nonrecurring charge of approximately $550,000 related to the direct costs of the Acquisition, consisting of the $365,000 value of the shares of common stock issued to its advisors and $185,000 of cash costs. The Company issued an additional 18,406 shares of common stock to the advisors during the first quarter of 2012, pursuant to which a charge of approximately $69,000 was recorded.

In connection with the Acquisition, the Company is also required to make certain contingent earn-out payments, up to a maximum of $4,000,000 payable in shares of the Company’s common stock, upon certain conditions over 2013 and 2014 (the “Earn-Out Payment”). There was also opportunity for the MFS sellers to achieve Earn-Out Payments in 2011, 2012 and 2013. Targets were not met in either of these three years. The contingent earn-out for 2014 is based on MFS achieving certain earnings targets, subject to a maximum Earn-Out Payment of $2,000,000. Additionally, approximately two thirds of the earn-out is capped at $8.00 per share. Further, the Company is prohibited from making any Earn-Out Payment until stockholder approval is obtained if the aggregate number of shares to be issued exceeds 19.99% of the Company’s common stock outstanding immediately prior to the closing. In the event the Company is unable to obtain any required stockholder approval, the Company is obligated to pay the applicable Earn-Out Payment in cash to the sellers. In addition, the Company may pay any Earn-Out Payment in cash at its option.

The estimated purchase price of the Acquisition totaled approximately $1,653,000, comprised of (i) $24,000 in cash, (ii) Stock Consideration of $879,000 based on a stock price of $9.25 per share, and (iii) contingent consideration of approximately $750,000. The fair value of the contingent consideration was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement. No earn-out was achieved for 2013 and 2012, the fair value of the contingent consideration was reassessed to approximately $514,000 and $645,000 as of December 31, 2013 and 2012, respectively, with a corresponding credit of $131,000 and debit of $107,000 to selling, general and administrative expense in the Company’s consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.

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

Sale of Subsidiary to Related Party

On January 11, 2012, VeriTeQ Acquisition Corporation (“VeriTeQ Acquisition”), which is controlled by Scott R. Silverman, our former Chairman and Chief Executive Officer, purchased all of the outstanding capital stock of PositiveID Animal Health (“Animal Health”) in exchange for a secured promissory note in the amount of $200,000 (the “Note”) and 4 million shares of common stock of VeriTeQ Acquisition representing a 10% ownership interest, to which no value was ascribed. Our chief executive officer, William J. Caragol, served on the Board of Directors of VeriTeQ until July 8, 2013. The Note accrues interest at 5% per annum. Payments under the Note were to begin on January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note was secured by substantially all of the assets of Animal Health pursuant to a Security Agreement dated January 11, 2012 (the “VeriTeQ Security Agreement”). On July 8, 2013 VeriTeQ Acquisition Corporation merged with Digital Angel Corporation. The name of the merged company is now VeriTeQ Corporation “VeriTeQ”. Mr. Krawitz a director of the Company was a director of VeriTeQ Acquisition and continues as a director of VeriTeQ Corporation, its successor.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

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

On August 28, 2012, the SSA was further amended to align with the level of services being provided, pursuant to which, effective September 1, 2012, the monthly charge for the shared services under the SSA was reduced from $12,000 to $5,000.  As of December 31, 2013 and December 31, 2012, VeriTeQ owed the Company $213,000 and $138,000, respectively, for shared services and working capital advances, for which no revenue has been recorded.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

On July 8, 2013, the Company entered into a Letter Agreement with VeriTeQ, to amend certain terms of several agreements between PositiveID and VeriTeQ. The Letter Agreement amended certain terms of the Shared Services Agreement entered into between PositiveID and VeriTeQ on January 11, 2012, as amended; the Asset Purchase Agreement entered into on August 28, 2012, as amended; and the Secured Promissory Note dated January 11, 2012.  The Letter Agreement defines the conditions of termination of the Shared Services Agreement, including payment of the approximate $290,000 owed from VeriTeQ to PositiveID, the elimination of minimum royalties payable to PositiveID under the Asset Purchase Agreement, as well as certain remedies if VeriTeQ fails to meet certain sales levels, and to amend the Note, which had a current balance of $228,000, to include a conversion feature under which the Note may be repaid, at VeriTeQ’s option, in equity in lieu of cash. The agreements entered into on July 8, 2013 were negotiated in conjunction with VeriTeQ Acquisition Corporation’s merger transaction with Digital Angel Corporation, resulting in a public company now called VeriTeQ Corporation. No additional financial consideration was conveyed in conjunction with these agreements and amendments. The changes were also a condition to closing of the merger agreement set by Digital Angel, VeriTeQ’s merger partner.

During October 2013 VeriTeQ arranged a financing with a group of eight buyers (the “Buyers”). In conjunction with that transaction the Buyers offered the Company a choice of either selling its interest in VeriTeQ, including 871,754 shares and its convertible promissory note (which had a balance of $203,694 at the time of the transaction), which was convertible into 135,793 shares of VeriTeQ stock, for $750,000, or alternatively, to lock up its shares for a period of one year. The Board of Directors of the Company considered a number of factors, including the Company’s liquidity and access to capital, and the prospects for return on the VeriTeQ shares in twelve months. The Board concluded that it was in the best interest of Company to sell its interest in VeriTeQ to the Buyers.

As a result, on November 8, 2013 the Company entered into a letter agreement (the “November Letter Agreement”) with VeriTeQ and on November 13, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) with the Buyers. On November 13, 2013 VeriTeQ entered into a financing transaction with Hudson Bay Master Fund Ltd. (“Hudson”) and other participants, including most of the Buyers.

Pursuant to the SPA, the Company sold its remaining shares of VeriTeQ common stock (871,754) and the convertible note owed from VeriTeQ to the Company (convertible into 135,793 shares of VeriTeQ common stock). Total proceeds from the sale were $750,000, which were received by November 18, 2013, and has been recorded as a gain in the Other Income line in the statement of operations. On November 13, 2013, the aggregate market value of the 871,754 shares of VeriTeQ common stock was $1.8 million, and the aggregate market value of 135,793 shares of Common Stock underlying the promissory note was $276,000. No officers or directors that received shares of VeriTeQ common stock on September 30, 2013 sold shares to any of the Buyers.

Pursuant to the November Letter Agreement, VeriTeQ is required to deliver to the Company a warrant to purchase 300,000 shares of VeriTeQ common stock at price of $2.84. The warrant will have the same terms as the warrant being entered into between Hudson and VeriTeQ, including a term of 5 years and customary pricing reset provisions. We have requested the issuance of the warrant from VeriTeQ owed to PositiveID pursuant to the November Letter Agreement and VeriTeQ has not yet delivered such warrant. The warrant strike price is currently $2.84 per share, which is significantly out of the money. PositiveID intends to fully enforce its rights and VeriTeQ’s obligations to deliver the warrant. The November Letter Agreement also specified that the remaining outstanding payable balance owed from VeriTeQ to the Company under the SSA would be repaid pursuant to the following schedule: (a) $100,000 paid upon VeriTeQ raising capital in excess of $3 million (excluding the November 18, 2013 financing with Hudson), (b) within 30 and 60 days after the initial $100,000 payment, VeriTeQ shall pay $50,000 each (total of and additional $100,000) to the Company, and (c) the remaining balance of the payable (approximately $12,000) will be paid within 90 days after the initial $100,000 payment. The Letter Agreement also included several administrative corrections to previous agreements between the Company and VeriTeQ.

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

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

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

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

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

The Company believes that the transactions undertaken with Optimus as discussed herein were in compliance with applicable securities laws at the time of the financing transactions, including Section 5 of the Securities Act. If a violation did occur in connection with Optimus’ resale of the common stock it received in connection with these financings, security holders who purchased these securities would have certain remedies available to them, including the right to rescind the purchase of those securities within the applicable statute of limitations, which under the Securities Act is one year commencing on the date of violation of the federal registration requirements. The Company believes that the federal statute of limitations on sales of shares of the Company’s common stock has expired for sales made under the 2009 Optimus transactions, and that the federal statute of limitations on sales of shares of the Company’s common stock expired in 2012 for sales made under the March 2011 Optimus transaction. Statutes of limitations under state laws vary by state, with the limitation time period under many state statutes not typically beginning until the facts giving rise to a violation are known. The Company is applying a contingency accounting model in determining whether a liability exists for this matter. Under this model, the Company evaluates whether a violation of the applicable securities laws has occurred resulting in a rescission right and whether a claim for a potential violation will be asserted. The Company has determined that there is a remote likelihood as to whether a violation has occurred. If the Company were required to pay security holders for rescission of their purchase of such securities, it could have a material adverse effect on the Company’s financial condition and results of operations. The Company is not presently able to accurately determine an estimated amount for any potential rescission liability associated with the resale of the loaned shares by Optimus in the event that the transaction were to be found to violate Section 5 of the Securities Act as it does not have knowledge of the amount and timing of such resales, nor information regarding the state or states in which such resales may have occurred. The Company believes that the range of prices at which Optimus sold the loaned shares were between $12.5-$80.5 per share related to the 2009 Optimus transactions and between $2.75-$15.75 per share related to the 2011 Optimus transaction. No adjustment has been made in the accompanying consolidated financial statements related to the outcome of this contingency. As of December 31, 2013, no shares of Series C Preferred Stock were outstanding.

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

On July 28, 2011, the Company presented Ironridge Global Technology with a notice to purchase $2.5 million of its common stock under the Common Stock Agreement. Ironridge paid $250,000 in cash and the remaining $2.25 million in a promissory note, the terms of which are described above. The Company issued an aggregate of 272,479 shares of its common stock to Ironridge Global Technology in connection with the July 28, 2011 notice. No further shares may be sold under the Common Stock Agreement. In connection with the conversion of 1,324 shares of Series F Preferred Stock during 2012 (discussed below), a total of $1.9 million of the promissory note was repaid. The remaining $264,000 of the promissory note was repaid during early 2013 in connection with the conversion of 376 shares of Series F Preferred Stock (discussed below).

Ironridge Series F Preferred Stock Financing

On August 26, 2013, the Company entered into a Stock Purchase Agreement (the “Ironridge Stock Purchase Agreement”) and a Registration Rights Agreement (the “Ironridge Registration Rights Agreement” and, collectively, the “Ironridge Agreements”) with Ironridge Global IV, Ltd., a British Virgin Islands business company (“Ironridge”). Pursuant to the Ironridge Agreements, the Company agreed to issue 450 shares of Series F Preferred Stock (“Series F”) to Ironridge in exchange for $300,000. Additionally, the Company issued 100 shares and 50 shares of Series F as commitment and documentation fees, respectively.

Beginning in July 2011, the Company entered into a series of financings with Ironridge involving the Company’s Series F convertible preferred stock. Since July 2011 and through December 31, 2013, a total of 2,700 Series F shares have been issued and 2,100 have been converted into common shares, all of which were converted at the Company’s option. No Series F shares have been redeemed and no Series F shares have been converted at the option of Ironridge. As of December 31, 2013 there are 600 shares of Series F outstanding.

The table below provides a detail of the 2,700 Series F shares issued:

Series F Shares Issued	Date	Type of Consideration	Amount of Consideration
500	August 15, 2011	Cash	$500,000
130	September 20, 2011	Cash	1
290	November 14, 2011	Cash	193,000
290	November 14, 2011	Cash	243,000
290	December 5, 2011	Cash	188,000
500	July 12, 2012	Termination Fee	0	(1)
100	September 12, 2012	Waiver Fee	0	(1)
450	August 26, 2013	Cash	300,000
150	August 26, 2013	Commitment and documentation fees	0	(1)
2,700			$1,424,001

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

(1)	These fees were paid to Ironridge through the issuance of Series F Preferred Stock as more fully described below.

The table below provides a detail of the 2,100 Series F which have been converted by the Company:

Series F Shares Converted	Date of Conversion Notice	Number of Shares of Common Issued on Conversion (1)
300	February 15, 2012	189,082
200	March 21, 2012	151,162
130	April 2, 2012	117,507
210	June 14, 2012	553,225
134	July 10, 2012	501,681
250	September 12, 2012	1,339,981
100	November 27, 2012	506,254
176	January 7, 2013	724,090
100	January 30, 2013	395,690
100	March 4, 2013	477,828
100	April 19, 2013	655,993
50	May 16, 2013	522,140
50	May 17, 2013	522,245
50	June 21, 2013	937,230
50	July 11, 2013	1,357,646
50	September 24, 2013	3,582,620
50	November 12, 2013	3,400,000
2,100		15,934,374

(1)	The shares of the Company’s common stock issued at the time a notice of conversion is subject to reconciliation based on the average of the daily VWAPs of the Common Stock, as reported by Bloomberg, for the 20 trading days following the notice of conversion. In addition, Ironridge is restricted from holding more than 9.99% of our total outstanding shares at any one time. In the event that the number of shares issuable pursuant to a notice of conversion would result in Ironridge holding more than 9.99% of the total outstanding shares of our common stock, such shares are held in escrow to be issued at a later date. The “Number of Shares Issued on Conversion” in the table represents the aggregate number of shares issued pursuant to the corresponding notice of conversion once all reconciliations have been taken into account.

The initial 1,500 shares of Series F that were issued through December 5, 2011, were issued to Ironridge in connection with the July 27, 2011 Preferred Stock Purchase Agreement. At the time of the preferred stock transaction the Company had sold 272,479 shares of common stock to Ironridge, for which it was paid $250,000, and a note for $2.25 million pursuant to a Common Stock Purchase Agreement dated July 27, 2011. The 2011 preferred stock transaction was structured with both a Company conversion option, which provided the Company with the opportunity to convert after six months using a variable pricing formula, and a holder conversion option at a fixed price, which provided the holder a conversion option at the fixed conversion price. The holder conversion option was structured in a manner similar to a typical warrant instrument. The Company conversion formula was designed contemplating that the Company would desire to convert the original 1,500 Series F shares (the Company and Holder conversion terms were subsequently amended on December 19, 2013, see below). The terms of the $2.25 million note issued in the common stock sale required Ironridge to accelerated principal and interest payments in cash in conjunction with any Series F conversions. As a result, between 2012 and early 2013, the Company issued 8 separate conversion notices converting the original 1,500 shares of Series F shares and Ironridge at each notice repaid in cash the portion of the note, plus accrued interest.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

On July 12, 2012, the Company issued 500 shares of Series F Preferred stock to compensate Ironridge for the full and complete satisfaction of an obligation of the Company to pay Ironridge a success fee related to the termination of the equity line stock purchase agreement entered into by the Company and Ironridge on January 13, 2012. On September 12, 2012 the Company issued 100 shares of Series F Preferred Stock for Ironridge waiving a Company default related to late delivery of common shares in the July 27, 2011 Preferred Stock Purchase Agreement. Both the Company and Ironridge recognized that due to the Company’s common stock price being significantly lower than the holder conversion fixed price, that the issuance of new preferred shares would only be valuable consideration if the Company agreed to issue a Company conversion request at the request of Ironridge. The parties agreed that the Company would issue a Company conversion notice at the request of Ironridge. All Series F shares issued after the original 1,500 in 2011 were issued pursuant to this agreement; however the conversion of the original 1,500 Series F shares were solely at the discretion of the Company.

Ironridge has always been, and continues to be, the only holder of Series F. After entering into the August 26, 2013 Ironridge Stock Purchase Agreement, the parties agreed to amend the Certificate of Designations of Preferences, Rights and Limitations of Series F Preferred Stock to reflect the original and continued intention of the parties, as discussed below.

Pursuant to the 2011 common stock purchase and the preferred stock purchase agreements the Company has issued 272,479 and 15,934,374 common shares, respectively, and at December 31, 2013 owed Ironridge an additional 86,101 common shares under those agreements. Under the 2011 preferred stock purchase agreement the Company received $1,124,001. Under the common stock purchase agreement the Company received $250,000 at the time of initial closing, and during 2012 and 2013 received cash in payment of the $2.25 million note, plus accrued interest. The payments under the note were made by Ironridge following the conversion of Series F preferred shares.

On December 18, 2013, the Company entered into a letter agreement (“Letter Agreement”) with Ironridge. Pursuant to the Letter Agreement, the Company and Ironridge amended Section 2(d) of the Ironridge Registration Rights Agreement, dated August 26, 2013. Pursuant to that Letter Agreement the Company issued Ironridge 150 shares Series F Preferred Stock on January 10, 2014 as a penalty as the registration statement under the Ironridge Registration Rights Agreement was not effective by January 10, 2014. If the Registration Statement was not effective by January 24, 2014, then an additional 150 shares Series F Preferred Stock was to be owed. The Letter Agreement also documents that the Company and Ironridge have agreed to amend and restate the Certificate of Designations of Preferences, Rights and Limitations of Series F Preferred Stock. On January 30, 2014 Ironridge and the Company amended the Letter Agreement, with Ironridge waiving their right to the 150 shares of Series F Preferred Stock that was to be due on January 24, 2014 so long as the Registration Statement is effective by February 7, 2014. Such registration statement went effective February 6, 2014.

On December 19, 2013, the Company, in accordance with Section 151(g) of the Delaware General Corporation Law, filed an Amended and Restated Certificate of Designation of Series F Preferred Stock (the “Amended Certificate of Designation”). The Amended Certificate of Designation was filed to clarify and revise the mechanics of conversion of the Series F Preferred Stock. The Amended Certificate of Designation now makes the Company and Series F conversion formula the same. No other rights were modified or amended in the Amended Certificate of Designation.

Had the Company not amended the Series F Certificate of Designation and had Ironridge exercised their option to convert 600 shares of Series F stock on August 26, 2013, they would have received 1.2 million shares in the conversion, versus the 23.4 million common shares owed pursuant to a Company conversion. Had the Company not amended the Series F Certificate of Designation and had Ironridge exercised their option to convert 750 shares of Series F stock on March 17, 2014 they would have received 2.7 million shares in the conversion, versus the 14.2 million common shares owed pursuant to a Company conversion.

The Series F earns a dividend of 7.65% and is redeemable by the Company after seven years. The Series F has a liquidation value of $1,000 per share, plus accrued dividends, and is convertible at the option of Ironridge or the Company into shares of the Company’s common stock at a discount, and we may choose to issue shares of common stock in lieu of cash as payment of dividends on the Series F. The Company has the option to buy back any shares of Series F at the liquidation value plus accrued dividends, without any premium. The Company also agreed to file a Registration Statement covering the common shares underlying the Series F issued in August 2013 within 30 days of closing and to use its best efforts to get the Registration Statement effective. Such Registration Statement covers the resale of shares upon conversion of the Series F preferred stock at the option of Ironridge and by the Company. Such Registration Statement went effective on February 6, 2014.

In connection with the Series F conversions, the Company recorded beneficial conversion dividends during the year ended December 31, 2013 and 2012 totaling $9.0 million and $15.5 million respectively, representing the excess of fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

On February 28, 2014, the Company sold 150 shares of Series F to Ironridge for $100,000. The Company also issued 50 shares as fees for the financing transaction. Further, if the Company did not have an effective registration statement on file within 30 days of closing, it was required to issue Ironridge an additional 100 shares of Series F, which were issued in early April 2014.

Certificate of Designations for Series F Preferred Stock

On July 27, 2011, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series F Preferred Stock with the Secretary of State of the State of Delaware. On December 19, 2013 the Certificate of Designations was amended. A summary of the Certificate of Designations, as amended, is set forth below:

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

If the Company or Ironridge elects to convert the Series F Preferred Stock into common stock and the closing bid price of the Company’s common stock exceeds 150% of the Series F Conversion Price for any 20 consecutive trading days, the Company will issue that number of shares of its common stock equal to the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the Series F Conversion Price.  If the Company elects to convert the Series F Preferred Stock into common stock and the closing bid price of the Company’s common stock is less than 150% of the Series F Conversion Price, the Company will issue an initial number of shares of its common stock equal to 130% of the early redemption price set forth above multiplied by the number of shares subject to conversion, divided by the lower of (i) the Series F Conversion Price and (ii) 100% of the closing bid price of a share of the Company’s common stock on the trading day immediately before the date of the conversion notice.

After 20 trading days, the Ironridge Entity shall return, or the Company shall issue, a number of conversion shares (the “Series F Reconciling Conversion Shares”), so that the total number of conversion shares under the conversion notice equals the early redemption price set forth above multiplied by the number of shares of subject to conversion, divided by the lower of (i) the Series F Conversion Price and (ii) 85% of the average of the daily volume-weighted average prices of the Company’s common stock for the lowest three is the twenty trading days following the Ironridge Entity’s receipt of the conversion notice.  However, if the trading price of the Company’s common stock during any one or more of the 20 trading days following the Ironridge Entity’s receipt of the conversion notice falls below 70% of the closing bid price on the day prior to the date the Company gives notice of its intent to convert, the Ironridge Entity will return the Series F Reconciling Conversion Shares to the Company and the pro rata amount of the conversion notice will be deemed canceled.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

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

On January 17, 2012, Ironridge funded the $500,000 purchase price, pursuant to which the Company issued 500 shares of Series H Preferred Stock to Ironridge. Through December 31, 2012, Ironridge had converted all 500 shares of Series H Preferred Stock, pursuant to which the Company issued a total of 589,016 shares of common stock to Ironridge. In connection with the conversions, the Company recorded a total of $1.7 million of beneficial conversion dividend in 2012, representing the excess of the fair value of the Company’s common stock at the date of issuance of the converted Series H Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. As of December 31, 2013, no shares of Series H Preferred Stock were outstanding.

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

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

Conversion. The Series H Preferred Stock is convertible into shares of the Company’s common stock at holder’s option at any time from the date of issuance of the Series H Preferred Stock. If the holder elects to convert, the Company will issue that number of shares of its common stock equal to the Early Redemption Price, as defined below, multiplied by the number of shares subject to conversion, divided by the conversion price of $3.75 (“Series H Conversion Price”). There are no resets, ratchets or anti-dilution provisions that adjust the Series H Conversion Price other than the customary adjustments for stock splits.

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

Ironridge’s obligation to purchase the Series H Preferred Stock was subject to satisfaction of certain closing conditions, including (i) that the Company’s common stock is listed for and trading on a trading market, (ii) no uncured default exists under the Series H Agreement, and (iii) the Company’s representations and warranties set forth in the Series H Agreement are true and correct in all material respects.

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

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

On August 13, 2012, the Second Ironridge Registration Statement was declared effective by the SEC. Fifteen (15) trading days after the Second Ironridge Registration Statement was declared effective, the Company had the right to sell and issue to Ironridge, and Ironridge was obligated to purchase from the Company, up to $10 million of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). Ironridge did continuous drawdowns of 80,000 shares under the facility until the Company sent a notice suspending the draw down notice. The draw down pricing period was the number of consecutive trading days necessary for 240,000 shares of the Company’s stock to trade. Only one draw down was allowed in each draw down pricing period. The purchase price for the shares was 90% of the average of the daily VWAP on each trading day during the draw down pricing period preceding such current draw down pricing period, not to exceed the arithmetic average of any three daily VWAPs during the draw down pricing period preceding such current draw down pricing period. For purposes of a recommencement following a suspension, the purchase price was the lower of the foregoing and the closing price of the Company’s common stock on the trading day prior to the recommencement date; and for purposes of the first draw down the purchase price meant the VWAP for the 15 consecutive trading days after the effective date of the Second Ironridge Registration Statement. The Company delivered the shares sold to Ironridge by the third trading day following the draw down pricing period. Ironridge was entitled to liquidated damages in connection with certain delays in the delivery of any draw down shares. The Stock Purchase Agreement also provided for a commitment fee to Ironridge of 120,000 shares of the Company’s common stock (the “Commitment Fee Shares”). The Company issued 1,000,000 shares to Ironridge under the equity line during 2012 (inclusive of the commitment shares), for which it received $379,220 in proceeds. During 2013, the Company issued 360,000 shares under the equity line and had received $153,040 in proceeds. At December 31, 2013, all shares previously registered had been issued. While shares of our common stock may be issuable to the Ironridge Entities upon conversion of the Series F Preferred Stock, no more sales can be made under our previous equity line with the Ironridge Entities.

Convertible Note Financings

On August 14, 2012, the Company entered into a financing arrangement pursuant to which it may borrow up to $400,000 in convertible, unsecured debt, at the discretion of the lender. The Company issued a promissory note in favor of a lender with a principal sum of $445,000 (with a $45,000 original issue discount).  The debt is to be issued at a 10% discount, matures twelve months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.50 per share or 75% of the lowest closing price in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

On August 15, 2012, the Company borrowed an initial $100,000 under the arrangement, in connection with which it issued to the lender immediately exercisable warrants to purchase 111,111 shares of common stock at an initial exercise price of $0.45 per share.  Debt was recorded at a discount in the amount of $32,888, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $111,000. Additionally, a liability of $49,000 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there is a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. As of December 31, 2013, the Company has issued an aggregate of 421,656 shares of common stock to convert the face value, interest and discount of the promissory note. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. Subsequent to December 31, 2013, the warrant was exercised using a cashless exercise and 1,666,399 shares of common stock were issued.

On November 8, 2012, the Company borrowed an additional $100,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 100,000 shares of common stock at an initial exercise price of $0.50 per share.  As an inducement to enter into the loan the Company issued the lender 74,000 shares of common stock with a fair value of $37,925 at the time of issuance, which will be amortized over the one year life of the note.  The debt was recorded at a discount in the amount of $32,683, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $110,000. Additionally, a liability of $49,000 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there is a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. As of December 31, 2013, the Company has issued an aggregate of 1,758,299 shares of common stock to convert the face value, interest and discount of the promissory note. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. Subsequent to December 31, 2013, the warrant was exercised using a cashless exercise and 3,051,564 shares of common stock were issued.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

On February 27, 2013, the Company borrowed an additional $75,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 68,182 shares of common stock at an initial exercise price of $0.55 per share.  The debt was recorded at a discount in the amount of $28,125, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $82,500. Additionally, a liability of $35,687 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $75,000 note there is a beneficial conversion feature of approximately $18,750, which will be amortized over the one year term of the note. As of December 31, 2013, the Company has issued an aggregate of 4,155,937 shares of common stock to convert the face value, interest and discount of the promissory note. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. Subsequent to December 31, 2013, the warrant was exercised using a cashless exercise and 1,453,225 shares of common stock were issued.

On June 4, 2013, the Company borrowed an additional $50,000 under the agreement, in connection with which it issued the lender immediately exercisable warrants to purchase 104,167 shares of common stock at an initial exercise price of $0.24 per share.  The debt was recorded at a discount in the amount of $23,684, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $55,000. Additionally, a liability of $23,223 has been recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $50,000 note there is a beneficial conversion feature of approximately $12,500, which will be amortized over the one year term of the note. As of December 31, 2013, the Company has issued an aggregate of 2,600,000 shares of common stock to convert $47,580 of the convertible promissory note pursuant to the agreement. The amortization expense recorded as of December 31, 2013 was approximately $35,000.

On February 20, 2014, the Company borrowed an additional $75,000. The debt was issued at a 10% discount, had no warrant coverage, matures twelve months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing prices in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

On July 3, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “Convertible Promissory Note”) in the principal amount of $78,500 together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, with a maturity date of April 8, 2014, convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that the Note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the Convertible Promissory Note into common shares of stock at a 42% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the Convertible Promissory Note, the Company recorded a beneficial conversion feature of $32,970 which has been fully amortized as of December 31, 2013. The underlying Note maybe prepaid, subject to an escalating premium, prior to maturity and conversion. As of December 31, 2013, the outstanding principal and interest on the Convertible Promissory Note was $82,574.

On December 13, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “Convertible Promissory Note”) in the principal amount of $103,500 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, with a maturity date of September 17, 2014, convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that the Note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the Convertible Promissory Note, the Company recorded a beneficial conversion feature of $40,365. The amortization expense recorded in the quarter ended December 31, 2013 was approximately $4,000. The underlying Note maybe prepaid, subject to an escalating premium, prior to maturity and conversion. As of December 31, 2013, the outstanding principal and interest on the Convertible Promissory Note was $104,036.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

On January 24, 2014, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “Convertible Promissory Note”) in the principal amount of $78,500 (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, with a maturity date of October 28, 2014, convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that the Note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion.

On February 21, 2014, the Company entered into a financing arrangement pursuant to which borrowed $100,000 in unsecured debt, convertible at the discretion of the lender. The Company issued a convertible note in favor of a lender with a principal sum of $100,000.  The debt is to be issued at a 10% discount, matures on August 21, 2014, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at 60% of the lowest closing price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

On March 13, 2014 the Company borrowed $75,000, each from two separate lenders. Under each agreement the Company received $65,750, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at the or 60% of the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with each note the Company issued an additional note, of identical terms, for $75,000. Each note was paid for by the issuances of a note payable to the Company. In the event that Note is repaid after six months the lender has the option of converting the additional note into shares of the Company’s common stock at the or 60% of the lowest closing bid price in the 20 trading days prior to conversion.

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

As further consideration, the Company agreed to issue to TCA that number of shares of the Company’s common stock that equals $100,000 (the “Incentive Shares”). For purposes of determining the number of Incentive Shares issuable to TCA, the Company’s common stock was valued at the volume weighted average price for the five (5) trading days immediately prior to the date of the TCA Purchase Agreement, as reported by Bloomberg, 191,388 shares were issued in January 2013. It is the intention of the Company and TCA that the value of the Incentive Shares shall equal $100,000. In the event the value of the Incentive Shares issued to TCA does not equal $100,000 after a twelve month evaluation date, the TCA Purchase Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury). At the end of the twelve month evaluation date on January 16, 2014, the value of the incentive shares was $12,000 and consequently, the Company is obligated to issue $88,000 of additional shares to TCA, see further discussion below. Additionally, the Company paid a broker fee consisting of $22,000 and 52,632 shares of its common stock for arranging this financing. Such fee was recorded as a cost of capital, or reduction to stockholder’s equity.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

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

On August 21, 2013, the Company entered into a First Amendment to Securities Purchase Agreement (the “Amendment”) with TCA. Pursuant to the Amendment, principal payments for July through October were deferred and the maturity date for the entire first Debenture was extended to May 16, 2014 and in exchange for this principal holiday, the Company and TCA agreed to increase the outstanding principal balance by $80,000. The principal balance as of December 31, 2013 is $300,477. In connection with this Amendment, the Company has accounted for this modification as an extinguishment and recorded a charge to interest expense in the amount of $139,000 comprised of $59,000 relating to the write-off of unamortized debt discount and the $80,000.

Beginning in January 2014 the Company is not current in its payments under the Debenture. On April 3, 2014 TCA sold its rights under the TCA SPA, Debenture, Security Agreement to and all related transaction documents to Ironridge, releasing the Company of all of its obligations to TCA, including the obligation to issue the additional $88,000 incentive shares as discussed above.  The sale price paid from Ironridge to TCA was $425,000.  Also on April 3, 2014 the Company and TCA amended the Debenture, setting the amount owed as of April 3, 2014 at $425,000, extending the maturity date to April 2, 2015, lowering the interest rate to 3.4% and to amend the formula for conversion of Debenture principal and interest into common shares of the Company.  Pursuant to the amended Debenture, Ironridge has the right, at any time, to request the conversion of principal and accrued interest  into free trading shares of common Stock of the Company at a price equal to: (i) the conversion amount; divided by (ii) an amount, equal to 85% of the closing bid price of the Company's common stock on April 3, 2014, not to exceed 85% of the average of the daily volume weighted average prices of the Company's common Stock for any five of the trading days from April 3, 2014 until the date that the Debenture is paid or converted in full. As such the Debenture has been recorded as convertible debt on the balance sheet as of December 31, 2013.

Equity Line Financing

On May 10, 2013, the Company entered into an investment agreement (the “Investment Agreement”) and a registration rights agreement (the “RRA”) with IBC Funds LLC (“IBC”), a Nevada limited liability company. Pursuant to the terms of the Investment Agreement, IBC committed to purchase up to $5,000,000 of the Company’s common stock over a period of up to thirty-six (36) months. From time to time during the thirty-six (36) month period commencing on the day immediately following the effectiveness of the IBC Registration Statement (defined below), the Company may deliver a drawdown notice to IBC which states the dollar amount that the Company intends to sell to IBC on a date specified in the drawdown notice. The maximum investment amount per notice shall be equal to two hundred percent (200%) of the average daily volume of the common stock for the ten consecutive trading days immediately prior to date of the applicable drawdown notice so long as such amount does not exceed 4.99% of the outstanding shares of the Company’s common stock. The purchase price per share to be paid by IBC shall be calculated at a twenty percent (20%) discount to the average of the three lowest prices of the Company’s common stock during the ten (10) consecutive trading days immediately prior to the receipt by IBC of the drawdown notice.  Additionally, the Investment Agreement provides for a commitment fee to IBC of 104,000 shares of the Company’s common stock (the “IBC Commitment Shares”). The IBC Commitment Shares were issued May 10, 2013. Such commitment shares were recorded as a cost of capital, or reduction of shareholder’s equity when issued.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

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

As of December 31, 2013, the Company issued 4,500,000 shares to IBC under the equity line (inclusive of the commitment shares), for which it received $333,802, net of fees, in proceeds. The Company has not registered any additional shares related to the Equity Line and does not intend to.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full.  The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest.  As of the year ended December 31, 2013, the Company had repaid $250,000 of the H&K Note and the balance outstanding as of December 31, 2013 was $591,010.

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s chairman and chief executive officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company. In December, 2012, the Company paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Caragol agreed to terminate his security interest, effective January 16, 2013. As of year ended December 31, 2013 the outstanding principal and interest on the Caragol Note was $105,205.

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

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

Pursuant to the terms of the Settlement Agreement approved by an order from the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (the “Order”), on June 7, 2013, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s Common Stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to IBC (the “Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Share Request shall be issued at a thirty percent (30%) discount to market based upon the average of the volume weighted average price of the Common Stock over the three (3) trading day period preceding the Share Request. Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 4.99% of the outstanding shares of Common Stock at any given time. The Company has recorded a charge of $91,944 as of December 31, 2013 representing the total cost to the company for settling the $214,535 claim by issuing shares of common stock at a 30% discount. As of December 31, 2013, the entire amount of the settlement was converted into 3,637,681 common shares.

5.   Stockholders’ Equity

Authorized Common Stock

As of January 1, 2012, the Company was authorized to issue 70 million shares of common stock, $0.01 par value. On January 27, 2012, the Company’s stockholders approved an increase in the number of authorized shares of common stock of the Company from 70 million shares to 175 million shares. On May 31, 2012, the Company’s stockholders approved a further increase in the number of authorized shares of common stock of the Company from 175 million shares to 470 million shares.

On April 18, 2013, our stockholders approved a reverse stock split within a range of between 1-for-10 to 1-for-25.  On that same date our Board of Directors approved a reverse stock split in the ratio of 1-for-25 and we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split.  On April 23, 2013, the reverse stock split became effective.  All share amounts in this Annual Report have been adjusted to reflect the 1-for 25 reverse stock split.

Stock Option Plans

On August 26, 2011, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the 2011 Plan, up to 1 million shares of common stock may be granted pursuant to awards. As of December 31, 2013, approximately 0.9 million options and shares have been granted under the 2011 Plan, and approximately 0.1 million remaining shares may be granted under the 2011 Plan. Awards to employees under the Company’s stock option plans generally vest over a two-year period, with pro-rata vesting upon the anniversary of the grant. Awards of options have a maximum term of ten years and the Company generally issues new shares upon exercise.

In addition, as of December 31, 2013, 2.9 million warrants to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of December 31, 2013. These warrants were granted at exercise prices ranging from $0.06 to $22.0 per share, are fully vested and are exercisable for a period from five to seven years.

On November 10, 2009, the Company assumed all of Steel Vault Corporation’s (“Steel Vault”) obligations under the SysComm International Corporation 2001 Flexible Stock Plan, as amended and restated, and each option outstanding thereunder, provided that the obligation to issue shares of the Company’s common stock, as adjusted to reflect the exchange ratio set forth in the merger with Steel Vault, was substituted for the obligation to issue shares of Steel Vault common stock.  On November 10, 2009, pursuant to the merger with Steel Vault, approximately 268,000 outstanding Steel Vault options were converted into 132,000 Company options. These options were granted at exercise prices ranging from $9.0 to $50.0 per share, are fully vested and are exercisable for a period up to ten years from the vesting date.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

A summary of option activity under the Company’s option plans for the years ended December 31, 2013 and 2012 is as follows (in thousands, except per share amounts):

	2013		2012
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	429	$15.50	166	$40.0
Granted	1,000	$0.03	283	$1.0
Exercised	—	$—	—	$—
Forfeited	(20)	$135.39	(19)	$14.2
Outstanding at end of year	1,409	$2.83	430	$15.7
Exercisable at end of year	1,376	$2.87	220	$29.2
Shares available for grant at end of year	108		263

			Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices			Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00	to	$9.00	1,357	11.5	$0.64	1,324	$0.64
$9.25	to	$15.00	33	7.1	$10.13	33	$10.1
$17.00	to	$49.75	2	7.3	$41.13	2	$41.13
$73.13	to	$143.75	14	4.6	$139.87	14	$139.87
Above $143.75			3	4.55	$226.54	3	$226.54
			1,409	11.32	$2.83	1,376	$2.87
Vested options			1,376	11.31	$2.87

The weighted average per share fair value of grants made in 2013 and 2012 under the Company’s incentive plans was $0.03 and $1.0, respectively.

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

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2013	2012
Expected dividend yield	—	—
Expected stock price volatility	188%	126%
Risk-free interest rate	2.10%	1.12%
Expected term (in years)	5.0	6.0

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

A summary of restricted stock outstanding under the stockholder approved plans outstanding as of December 31, 2013 and 2012 and changes during the years then ended is presented below (in thousands):

	2013	2012
Unvested at January 1	215	182
Issued	180	426
Vested	(95)	(392)
Forfeited	—	(1)
Unvested at end of period	300	215

Warrants

On November 10, 2009, pursuant to the merger with Steel Vault, all outstanding Steel Vault warrants were converted into approximately 12,000 Company warrants. These warrants were granted at exercise prices ranging from $15.00 to $22.00 per share, are fully vested and are exercisable for a period of five years from the vest date. The warrants expire in 2014.

On August 15, 2012, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 111,111 shares of common stock at an initial exercise price of $0.45 per share and were exercisable for a period of five years from the vest date. The warrants were exercised in full subsequent to December 31, 2013.

On November 8, 2012, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 100,000 shares of common stock at an initial exercise price of $0.50 per share and were exercisable for a period of five years from the vest date. The warrants were exercised in full subsequent to December 31, 2013.

On December 19, 2012, pursuant to an advisory agreement, the Company issued immediately exercisable warrants to purchase 240,000 shares of common stock at an initial exercise price of $0.75 per share and were exercisable for a period of five years from the vest date. The warrants will expire in 2017. Additionally, on December 18, 2013 the Company issued immediately exercisable warrants to purchase 2,000,000 shares of common stock at an initial exercise price of $0.06 per share and were exercisable for a period of five years from the vest date.

On February 27, 2013, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 68,182 shares of common stock at an initial exercise price of $0.55 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2019.

On June 4, 2013, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 104,167 shares of common stock at an initial exercise price of $0.24 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2018.

On June 4, 2013, pursuant to a consulting agreement with an advisor, the Company issued immediately exercisable warrants to purchase 250,000 shares of common stock at an initial exercise price of $0.23 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2019.

Stock-Based Compensation

Stock-based compensation expense for awards granted is recognized on a straight-line basis over the requisite service period based on the grant-date fair value. Forfeitures are estimated at the time of grant and require the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded compensation expense related to stock options and restricted stock of approximately $1,180,000 and $1,721,000 for the years ended December 31, 2013 and 2012, respectively. The intrinsic value for all options outstanding was approximately nil and nil as of December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company issued an aggregate of 100,000 shares of restricted, under the 2011 Plan and an aggregate of 3,655,330 shares of restricted stock, outside of the approved employee stock incentive plans, to employees valued between $0.28 and $1.00 per share, and recorded related stock-based compensation of approximately $241,000. During the year ended December 31, 2012, the Company issued, under the 2011 Plan, an aggregate of 275,000 shares of restricted stock to employees valued between $0.50 and $4.75 per share and recorded related stock-based compensation of approximately $118,000.

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

During the year ended December 31, 2013, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 1,890,019 shares of restricted stock and, under the 2011 Plan, an aggregate of 80,000 shares of restricted stock to consultants and advisors valued between $0.25 and $3.75 per share and recorded related stock-based compensation of approximately $124,000. During the year ended December 31, 2013, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 1,000,000 options to advisors and recorded related stock-based compensation of approximately $27,000 for the year ended December 31, 2013.

During the year ended December 31, 2012, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 503,206 shares of restricted stock and, under the 2011 Plan, an aggregate of 52,000 shares of restricted stock to consultants and advisors valued between $0.25 and $3.75 per share and recorded related stock-based compensation of approximately $756,000. During the year ended December 31, 2012, the Company issued, under the 2011 Plan, an aggregate of 282,600 options to employees and advisors and recorded related stock-based compensation of approximately $390,000 for the year ended December 31, 2012.

Series I Preferred Stock

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

On September 30, 2013, the Company issued 413 shares of Series I Preferred Stock to settle $413,000 of accrued and unpaid compensation to its Board of Directors and management (see Note 8), at a conversion price of $0.036, which was the closing bid price on September 30, 2013.  The Series I Preferred Stock will vest on January 1, 2016, subject to acceleration in the event of conversion or redemption.

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

On December 31, 2013, the three independent directors were each granted 25 shares of Series I, as a component of their 2014 board compensation. On January 14, 2014 an additional 512 shares of Series I were issued to the Company’s CEO, President and Senior Vice President. Of these shares 381 were issued to the Company’s chief executive officer as follows: (i) 138 shares issued for 2013 incentive compensation, (ii) 143 shares were issued for his agreement to amend his employment contract and reduce his annual salary from the remainder of the term of the contract to $200,000, per annum, and (iii) 100 shares of Series I as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during past years. All Series I shares granted vest on January 1, 2016.

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

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets (liabilities):
Accrued expenses and reserves	$318	$528
Stock-based compensation	561	284
Intangibles	(103)	(227)
Property and equipment	—	(1)
Net operating loss carryforwards	27,543	26,185
Gross deferred tax assets	28,319	26,769
Valuation allowance	(28,319)	(26,769)
Net deferred taxes	$—	$—

The valuation allowance for U.S. deferred tax assets increased by $1.5 million in 2013 due mainly to the generation of U.S. net operating losses and timing differences resulting from stock-based compensation. As a result of the Company’s history of incurring operating losses a full valuation allowance against the net deferred tax asset has been recorded at December 31, 2013 and 2012.

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2013	2012
	%	%
Statutory tax benefit	(34)	(34)
State income taxes, net of federal effects	(4)	(4)
Permanent items	(1)	1
Provision for Xmark Canadian taxes	9	—
Change in deferred tax asset valuation allowance	39	37
Provision for income taxes	9	—

As of December 31, 2013, the Company had U.S. federal net operating loss carry forwards of approximately $75.2 million (including approximately $9.8 million from Steel Vault through the date of the Merger) for income tax purposes that expire in various amounts through 2033. The Company also has approximately $49.4 million of state net operating loss carryforwards that expire in various amounts through 2033.

Based upon the change of ownership rules under IRC Section 382, the Company experienced a change of ownership in December 2007 exceeding the 50% limitation threshold imposed by IRC Section 382. The Company experienced subsequent changes in ownership during 2008 through 2013 as a result of the Company issuing common shares which could potentially result in additional changes of ownership under IRC Section 382. The acquired net operating losses of Steel Vault are subject to a similar limitation under IRC Section 382. As a result the Company’s future utilization of its net operating loss carryforwards will be significantly limited as to the amount of use in any particular year, and consequently may be subject to expiration.

The Company files consolidated tax returns in the United States federal jurisdiction and in the various states in which it does business. In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before December 31, 2010.

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

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable. As of December 31, 2013 the Company had made payments to Stanley of $385,777 and had a remaining balance owed to Stanley of $819,677 related to their upfront payments to CRA in 2012.

On February 28, 2014 the Company received final notice from the CRA. The Company has determined that it will not further appeal the decision in the final notice. The Company and Stanley are in the process of submitting the amended tax returns necessary to effect the final adjustments. Based on management’s estimate the Company’s liability to Stanley is approximately $500,000. The Company recorded a tax expense of $371,000 for the year ended December 31, 2013 to reflect this adjusted tax obligation to Stanley.

7.   Commitments and Contingencies

Lease Commitments

The Company leases certain office space under noncancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in August 2015 and office space for the Company’s MFS subsidiary in Pleasanton, California under a lease scheduled to expire in April 2015. Rent expense under operating leases totaled approximately $142,000 and $241,000 for the years ended December 31, 2013 and 2012, respectively. Future minimum lease payments under operating leases at December 31, 2013 are as follows (in thousands):

2014	$127
2015	55
$182

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

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 remains deferred.  The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 0.5 million shares of restricted stock over a four-year period as follows: (i) 100,000 shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000  shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000  shares on January 1, 2015, which shall vest on January 1, 2016. Stock compensation expense related to the restricted share grants totaled approximately $363,000 and $361,598 for the year ended December 31, 2013 and 2012, respectively.

On February 21, 2013, the Board approved a Tax Equalization Plan to compensate board members for permanent out-of-pocket tax payments incurred by accepting equity compensation in lieu of cash consideration between 2010-2012. The total plan compensation is $510,000 in aggregate and was expensed in the year ended December 31, 2013.

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

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

In connection with the Plan $590,000 of accrued compensation was settled through the commitment to transfer 327,778 shares of VeriTeQ common stock (out of the 1,199,532 total shares of VeriTeQ common stock that were issuable to the Company upon the conversion of VeriTeQ’s Series C convertible preferred stock owned by the Company). The Series C conversion was completed on October 22, 2013. The VeriTeQ shares were valued at $1.80 (adjusted to reflect the 1 for 30 reverse split by VeriTeQ on October 22, 2013), which was a 21% discount to the closing bid price on September 30, 2013, to reflect liquidity discount and holding period restrictions.

On October 22, 2013, gain of $590,000 was recognized upon the issuance of the 327,778 shares of VeriTeQ Common Stock in relation to the conversion of the VeriTeQ Series C convertible preferred stock.

In connection with the Plan, $413,000 of accrued and unpaid compensation was settled through the issuance of 413 shares of the Company’s Series I Preferred Stock. The Series I Preferred Stock is convertible into shares of the Company’s Common Stock, at a conversion price of $0.036 per share, which was the closing bid price on September 30, 2013, and will vest on January 1, 2016, subject to acceleration in the event of conversion or redemption. See Note 5.

On September 28, 2012, the employment of Bryan D. Happ, our chief financial officer terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, we and Mr. Happ entered into a Separation Agreement and General Release, or the Separation Agreement, on September 28, 2012. Pursuant to the Separation Agreement, Mr. Happ is due to receive payments totaling $404,423, or the Compensation, consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid with 200,000 shares of our restricted common stock (such shares not issued under a stockholder approved plan) and $304,423 will be paid in cash. The cash balance of $304,423 will be repaid at a rate of $3,700 per bi-weekly pay period, subject to accelerated payment under certain events.  As of December 31, 2013, we have paid $111,400 of the cash balance to Mr. Happ.

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

POSITIVEID CORPORATION

Notes to Consolidated Financial Statements

The Boeing License Agreement provides Boeing the exclusive license to manufacture and sell PositiveID’s M-BAND airborne bio-threat detector for the U.S. Department of Homeland Security’s BioWatch Generation 3 opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entering into the Boeing License Agreement, Boeing agreed to pay a license fee of $2.5 million (the “Boeing License Fee”) to the Company in three installments, which has been paid in full as of December 31, 2013. The $2.5 million license fee received as of December 31, 2013 has been recorded as deferred revenue.

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated May 15, 2008, between PositiveID Corporation and The Stanley Works (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 16, 2008).
2.2	Agreement and Plan of Reorganization dated September 4, 2009, among PositiveID Corporation, Steel Vault Corporation, and VeriChip Acquisition Corp (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on September 8, 2009).
2.3	Amendment No. 1 to Agreement and Plan of Reorganization, dated October 1, 2009, among PositiveID Corporation, Steel Vault Corporation, and VeriChip Acquisition Corp (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on October 1, 2009).
2.4	Asset Purchase Agreement, dated November 12, 2008, among PositiveID Corporation, Digital Angel Corporation and Destron Fearing Corporation (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 14, 2008).
2.5	Stock Purchase Agreement, dated May 9, 2011 among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 12, 2011).
2.6	First Amendment to Stock Purchase Agreement, dated May 23, 2011, among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 25, 2011).
2.7	Asset Purchase Agreement, dated July 22, 2011, among PositiveID Corporation, National Credit Report.com, LLC and CoreLogic Credco, LLC (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on July 25, 2011).
3.1	Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012 and May 31, 2012 (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1/A previously filed by PositiveID Corporation on June 5, 2012) (Registration No. 333-180645).
3.2	Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
4.2	Common Stock Purchase Warrant, dated August 15, 2012, issued to JMJ Financial (incorporated by reference to Exhibit 4.2 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
4.3	Common Stock Purchase Warrant, dated November 8, 2012, issued to JMJ Financial (incorporated by reference to Exhibit 4.3 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
4.4	Common Stock Purchase Warrant, dated February 27, 2013, issued to JMJ Financial
4.5	Senior Secured, Convertible, Redeemable Debenture issued to TC4 Global Credit Master Fund, LP on January 16, 2013
4.6	Amended and Restated Certificate of Designation of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 of the Form 8-K previously filed by PositiveID Corporation on November 12, 2013)
4.7	Amended and Restated Certificate of Designation of the Series F Preferred Stock (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by PositiveID Corporation on December 19, 2013)
10.1*	VeriChip Corporation 2002 Flexible Stock Plan, as amended through December 21, 2006 (incorporated by reference to Exhibit 10.1 of the Form 10-K previously filed by PositiveID Corporation on April 2, 2007).
10.2*	VeriChip Corporation 2005 Flexible Stock Plan, as amended through December 21, 2006 (incorporated by reference to Exhibit 10.2 of the Form 10-K previously filed by PositiveID Corporation on April 2, 2007).
10.3*	VeriChip Corporation 2007 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.24 of the Form 10-K previously filed by PositiveID Corporation on February 12, 2009).
10.4*	VeriChip Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 previously filed by PositiveID Corporation on November 12, 2009) (Registration No. 333-163066).
10.5*	VeriGreen Energy Corporation 2009 Flexible Stock Plan (incorporated by reference to Exhibit 10.3 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2009).
10.6*	PositiveID Animal Health Corporation 2010 Flexible Stock Plan (incorporated by reference to Exhibit 10.6 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.7*	PositiveID Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 previously filed by PositiveID Corporation on September 7, 2011) (Registration No. 333-176716).

10.8*	Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated (incorporated by reference to Exhibit 4.1 of the Post-Effective Amendment No. 1 on Form S-8 to S-4 previously filed by PositiveID Corporation on November 12, 2009) (Registration Statement No. 333-161991
10.9*	Form of Restricted Stock Award Agreement under the 2002/2005 Flexible Stock Plan (incorporated by reference to Exhibit 10.3 of the Form 10-K previously filed by PositiveID Corporation on April 2, 2007).
10.10*	Form of Non-Qualified Stock Option Award Agreement under the 2002/2005 Flexible Stock Plan (incorporated by reference to Exhibit 10.4 of the Form 10-K previously filed by PositiveID Corporation on April 2, 2007).
10.11*	Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on August 8, 2007).
10.12*	Form of Stock Award Agreement under the VeriChip Corporation 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 8, 2007).
10.13*	Form of Non-Qualified Option Award Agreement under the VeriChip Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.14*	Form of Stock Award Agreement under the VeriChip Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.15*	Form of Restricted Stock Award Agreement under the VeriGreen Energy Corporation 2009 Flexible Stock Plan (incorporated by reference to Exhibit 10.14 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.16*	Form of Non-Qualified Stock Option Award Agreement under the VeriGreen Energy Corporation 2009 Flexible Stock Plan (incorporated by reference to Exhibit 10.15 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.17*	Form of Restricted Stock Award Agreement under the PositiveID Animal Health Corporation 2010 Flexible Stock Plan (incorporated by reference to Exhibit 10.16 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.18*	Form of Non-Qualified Stock Option Award Agreement under PositiveID Animal Health Corporation 2010 Flexible Stock Plan (incorporated by reference to Exhibit 10.17 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.19*	Form of Restricted Stock Award Agreement under the Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.18 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.20*	Form of Non-Qualified Stock Option Award Agreement under the Syscomm International Corporation 2001 Flexible Stock Plan, as amended and restated (incorporated by reference to Exhibit 10.19 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.21*	Form of Non-Qualified Stock Option Award Agreement under the PositiveID Corporation 2011 Stock Incentive Plan
10.22*	Form of Restricted Stock Award Agreement under the PositiveID Corporation 2011 Stock Incentive Plan
10.23*	Letter Agreement, dated March 27, 2009, between PositiveID Corporation and William J. Caragol (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on March 30, 2009).
10.24	Letter Agreement, dated May 15, 2008, between PositiveID Corporation and Digital Angel Corporation (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on May 16, 2008).
10.25*	PositiveID Corporation Employment and Non-Compete Agreement between the Company and Scott R. Silverman dated November 11, 2010 (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2010).
10.26*	PositiveID Corporation Employment and Non-Compete Agreement between the Company and William J. Caragol dated November 11, 2010 (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2010).
10.27	Common Stock Purchase Warrant, dated June 4, 2009, between Steel Vault Corporation and William J. Caragol (incorporated by reference to Exhibit 10.7 of the Form 10-Q previously filed by PositiveID Corporation on August 13, 2009).
10.28	Warrant to Purchase Common Stock of Steel Vault Corporation, dated March 20, 2009, given to Blue Moon Energy Partners LLC (incorporated by reference to Exhibit 10.43 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.29†	Development and Supply Agreement, dated March 17, 2009, between PositiveID Corporation and Medical Components, Inc. (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2009).
10.30	License Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).
10.31	Development/Master Agreement, dated September 21, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).

10.32	Development/Master Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.5 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).

10.33	First Amendment to Development/Master Agreement, dated April 22, 2010, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on May 6, 2010).
10.34	Convertible Preferred Stock Purchase Agreement, dated September 29, 2009, between PositiveID Corporation and Optimus Capital Partners, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on September 29, 2009).
10.35	Amended and Restated Convertible Preferred Stock Purchase Agreement, dated March 14, 2011, between PositiveID Corporation and Optimus Capital Partners, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on March 14, 2011).
10.36	Preferred Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius Capital Group, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on April 29, 2010).
10.37	Stock Purchase Agreement, dated April 28, 2010, between PositiveID Corporation and Socius CG II, Ltd. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on April 29, 2010).
10.38	License Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.4 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).
10.39	Development/Master Agreement, dated October 6, 2009, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.5 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2009).

10.40	Amended and Restated License Agreement, dated February 26, 2010, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.49 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.41	Amended and Restated Development/Master Agreement, dated February 26, 2010, between PositiveID Corporation and Receptors LLC (incorporated by reference to Exhibit 10.50 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
10.42†	AT&T Machine to Machine Wireless Communications Agreement, dated January 24, 2011, between PositiveID Corporation and AT&T Mobility II, LLC (incorporated by reference to Exhibit 10.49 of the Form 10-K previously filed by PositiveID Corporation on March 25, 2011).
10.43†	Raytheon Microelectronics Proposal for the Manufacturing and Test of Transponder RFID S100, dated as of February 24, 2011, between PositiveID Corporation and Raytheon Microelectronics España S.A. (incorporated by reference to Exhibit 10.50 of the Form 10-K previously filed by PositiveID Corporation on March 25, 2011).
10.44	Preferred Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global III, LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on July 28, 2011).
10.45	Waiver to Preferred Stock Purchase Agreement, dated August 12, 2011, between PositiveID Corporation and Ironridge Global III, LLC (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on August 15, 2011).
10.46	Common Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on July 28, 2011).
10.47	Stock Purchase Agreement, dated July 27, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on July 28, 2011).
10.48	First Amendment to Stock Purchase Agreement, dated August 29, 2011, between PositiveID Corporation and Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.55 of the Form S-1 previously filed by PositiveID Corporation on August 29, 2011).
10.49	First Amendment to Preferred Stock Purchase Agreement, dated September 16, 2011, between PositiveID Corporation and Ironridge Global III, LLC for Series F Preferred Stock (incorporated by reference to Exhibit 10.5 of the Form 10-Q previously filed by PositiveID Corporation on November 14, 2011).
10.50	First Amendment to PositiveID Corporation Employment and Non-Compete Agreement, dated September 30, 2011, between PositiveID Corporation and Scott R. Silverman (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on September 30, 2011).
10.51	Employment and Non-Compete Agreement, dated September 30, 2011 between PositiveID Corporation and Bryan D. Happ (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on September 30, 2011).

10.52	Amended and Restated Employment, Consulting and Non-Compete Agreement, dated December 8, 2011, between PositiveID Corporation and Scott R. Silverman (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on December 9, 2011).
10.53	Security Agreement dated December 8, 2011, between PositiveID Corporation and Scott R. Silverman (incorporated by reference to Exhibit incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on December 9, 2011).
10.54	First Amendment to Employment and Non-Compete Agreement dated December 7, 2011, between PositiveID Corporation and William J. Caragol (incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on December 9, 2011).
10.55	Preferred Stock Purchase Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. for Series H Preferred Stock (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on January 13, 2012).
10.56	Securities Purchase Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on January 13, 2012).
10.57	Registration Rights Agreement, dated January 13, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on January 13, 2012).
10.58	Stock Purchase Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.64 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).
10.59	Secured Promissory Note, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.65 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).
10.60	Security Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.66 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).
10.61	First Amendment to Security Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.9 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.62	License Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.67 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).
10.63	Amendment to License Agreement, dated June 26, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.7 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).
10.64	License Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.8 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.65	Shared Services Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.68 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).
10.66	Amendment to Shared Services Agreement, dated June 25, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.6 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).
10.67	Second Amendment to Shared Services Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.10 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.68	Asset Purchase Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.7 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.69	First Amendment to Amended and Restated Employment, Consulting and Non-Compete Agreement, dated March 23, 2012, between the PositiveID Corporation and Scott R. Silverman (incorporated by reference to Exhibit 10.70 of the Form 10-K previously filed by PositiveID Corporation on March 28, 2012).
10.70	Letter Agreement, dated March 7, 2012, between PositiveID Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.10 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2012).
10.71	Letter Agreement, dated May 30, 2012, between PositiveID Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.76 of the Registration Statement on Form S-1/A previously filed by PositiveID Corporation on June 5, 2012) (Registration No. 333-180645).

10.72*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2012).
10.73	Securities Purchase Agreement, dated June 4, 2012, between PositiveID Corporation and the investors named therein (incorporated by reference to Exhibit 10.74 of the Registration Statement on Form S-1/A previously filed by PositiveID Corporation on June 5, 2012) (Registration No. 333-180645).
10.74	Registration Rights Agreement, dated June 4, 2012, between the PositiveID Corporation and the investors named therein (incorporated by reference to Exhibit 10.75 of the Registration Statement on Form S-1/A previously filed by PositiveID Corporation on June 5, 2012) (Registration No. 333-180645).
10.75	Stock Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on July 13, 2012).
10.76	Registration Rights Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on July 13, 2012).
10.77	Secured Promissory Note, dated July 9, 2012, between PositiveID Corporation and Holland & Knight LLP (incorporated by reference to Exhibit 10.8 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).
10.78	Security Agreement, dated July 9, 2012, between PositiveID Corporation and Holland & Knight LLP (incorporated by reference to Exhibit 10.9 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).
10.79	Termination Agreement, dated January 16, 2013, between PositiveID Corporation and Holland & Knight LLP
10.80	Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Technology Co. (incorporated by reference to Exhibit 10.10 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).
10.81	Amendment No. 1 to Preferred Stock Purchase Agreement, dated July 12, 2012, between PositiveID Corporation and Ironridge Global III, LLC (incorporated by reference to Exhibit 10.11 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).
10.82	Secured Promissory Note, dated September 7, 2012, executed by PositiveID Corporation in favor of William J. Caragol (incorporated by reference to Exhibit 10.11 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.83	Security Agreement, dated September 7, 2012, between PositiveID Corporation and William J. Caragol (incorporated by reference to Exhibit 10.12 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.84	Termination Agreement, dated January 16, 2013, between PositiveID Corporation and William J. Caragol
10.85	Purchase Agreement, dated September 12, 2012, between PositiveID Corporation and Ironridge Technology Co., a division of Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.13 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.86	Separation Agreement and General Release, dated September 28, 2012, between PositiveID Corporation and Bryan D. Happ (incorporated by reference to Exhibit 10.14 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.87	Promissory Note, dated August 14, 2012, issued in favor of JMJ Financial (incorporated by reference to Exhibit 10.15 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.88	Securities Purchase Agreement, dated November 8, 2012, between PositiveID Corporation and JMJ Financial (incorporated by reference to Exhibit 10.16 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.89	Sole and Exclusive License Agreement, dated December 19, 2012, between PositiveID Corporation and The Boeing Company
10.90	Teaming Agreement, dated December 19, 2012, between PositiveID Corporation and The Boeing Company
10.91	Security Agreement, dated December 19, 2012, between PositiveID Corporation and The Boeing Company
10.92	Intercreditor and Non-Disturbance Agreement, dated March 18, 2013, among PositiveID Corporation and MicroFluidic Systems; VeriGreen Energy Corporation, Steel Vault Corporation, IFTH NY Sub, Inc., and IFTH NJ Sub, Inc., The Boeing Company and TCA Global Credit Master Fund, LP
10.93	Purchase Agreement, dated January 16, 2013, between PositiveID Corporation and TCA Global Credit Master Fund, LP
10.94	Security Agreement, dated January 16, 2013, between PositiveID Corporation and TCA Global Credit Master Fund, LP
10.95	Security Agreement, dated January 16, 2013, between TCA Global Credit Master Fund, LP and the subsidiaries of PositiveID Corporation named therein
10.96	Guaranty Agreement, dated January 16, 2013, by the subsidiaries of PositiveID Corporation named therein in favor of TCA Global Credit Master Fund, LP
10.97	Subordination of Loans Agreement, dated January 16, 2013, between PositiveID Corporation, the subsidiaries of PositiveID Corporation named therein, and TCA Global Credit Master Fund, LP
10.98	Validity Guaranty, dated January 16, 2013, executed by William J. Caragol in favor of TCA Global Credit Master Fund, LP
10.99	Agreement, dated February 15, 2013, among PositiveID Corporation, Smart Glucose Meter Corp., Easy Check Medical Diagnostics, LLC, Easy-Check Medical Diagnostic Technologies Ltd., and Benjamin Atkin

10.100	Investment Agreement, dated May 10, 2013, among PositiveID Corporation and IBC Funds LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on May 10, 2013).
10.101	Registration Rights Agreement, dated May 10, 2013, among PositiveID Corporation and IBC Funds LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on May 10, 2013).
10.102	Securities Purchase Agreement, dated May 10, 2013, among PositiveID Corporation and IBC Funds LLC (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on May 10, 2013).
10.103	Settlement Agreement and Release, dated June 5, 2013, between the Company and IBC Funds LLC (incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on June 7, 2013).
10.104	Letter Agreement, dated July 8, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K previously filed by PositiveID Corporation on July 10, 2013).
10.105	Stock Purchase Agreement between PositiveID Corporation and Ironridge Global IV, Ltd., dated August 26, 2013 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K previously filed by PositiveID Corporation on August 30, 2013).
10.106	Registration Rights Agreement between PositiveID Corporation and Ironridge Global IV, Ltd., dated August 26, 2013(incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K previously filed by PositiveID Corporation on August 30, 2013).
10.107	Stock Purchase Agreement, dated November 13, 2013, by and among PositiveID Corporation and Purchasers (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by PositiveID Corporation on November 14, 2013)
10.108	Letter Agreement, dated November 8, 2013, by and among PositiveID Corporation and VeriTeQ Corporation (f/k/a Digital Angel Corporation) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by PositiveID Corporation on November 14, 2013)
10.109	Letter Agreement, dated December 18, 2013, between the Company and Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by PositiveID Corporation on December 19, 2013)
10.110	Letter Agreement, dated January 30, 2014, between the Company and Ironridge Global IV, Ltd. (incorporated by reference to Exhibit 10.111 of the Registration Statement on Form S-1 filed by PositiveID Corporation on January 31, 2014)
10.111	Statement of Work, dated February 4, 2014, between the Company and Hamilton Sundstrand **
10.112	Purchase Order, dated March 28, 2014, between the Company and Hamilton Sundstrand **
21.1	List of Subsidiaries of PositiveID Corporation**
31.1	Certification by William J. Caragol, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)**
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Management contract or compensatory plan.
†	Confidential treatment has been obtained with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Filed herewith
***	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.