Form 10-Q
period 2014-03-31
POSITIVEID Corp
filed 2014-05-20
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 13, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	79,318,259

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

POSITIVEID CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2014	December 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$96	$165
Prepaid expenses and other current assets	5	81
Total Current Assets	101	246

Equipment, net	8	11
Goodwill	510	510
Intangibles, net	543	623
Other assets	11	11
Total Assets	$1,173	$1,401

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$472	$498
Accrued expenses and other current liabilities	697	652
Short-term convertible debt, net of discount	697	460
Notes payable	698	696
Tax contingency	500	500
Contingent earn-out liability	614	514
Deferred revenue	2,500	2,500
Total Current Liabilities	6,178	5,820

Commitments and contingencies

Mandatorily redeemable preferred stock; Series I Preferred – 1,000 and 488 shares issued and outstanding , liquidation preference of $1,020 and $494 at March 31, 2014 and December 31, 2013, respectively	1,196	494

Stockholders’ Equity (Deficit):
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – 600 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively; liquidation preference of $614 and $615, at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, 470,000,000 shares authorized, $.01 par value; 75,306,801 and 45,425,186 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	753	454
Additional paid-in capital	120,375	119,256
Accumulated deficit	(127,329)	(124,623)
Total Stockholders’ Deficit	(6,201)	(4,913)
Total Liabilities and Stockholders’ Deficit	$1,173	$1,401

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenue	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Selling, general and administrative	1,831	1,605
Research and development	147	160
Total operating expenses	1,978	1,765
Operating loss	(1,978)	(1,765)

Interest and other expense, net	(332)	(136)
Net loss	(2,310)	(1,901)

Preferred stock dividends	(26)	(11)
Beneficial conversion dividend on preferred stock	(396)	(3,404)
Net loss attributable to common stockholders	$(2,732)	$(5,316)

Net loss per common share attributable to common stockholders – basic and diluted	$(0.05)	$(0.49)
Weighted average shares outstanding – basic and diluted	59,058	10,863

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

For the Three Months Ended March 31, 2014

(In thousands, except share data)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2014	600	—	45,425	$454	$119,256	$(124,623)	$(4,913)
Issuance of Series F Preferred shares, net of costs	450	—	—	—	350	—	350
Conversion of Series F Preferred shares and accrued dividends payable	(450)	—	13,894	139	(125)	—	14
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	396	(396)	—
Common Stock issued pursuant to convertible note conversions	—	—	6,516	65	30	—	95
Cost of debt related to Debenture Agreement	—	—	—	—	182	—	182
Conversion of warrants issued related to financing agreements	—	—	6,171	62	(49)	—	13
Common shares issued as compensation	—	—	3,300	33	361	—	394
Preferred stock dividends	—	—	—	—	(26)	—	(26)
Net loss	—	—	—	—	—	(2,310)	(2,310)
Balance at March 31, 2014	600	$—	75,306	$753	$120,375	$(127,329)	$(6,201)

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,310)	$(1,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	106
Stock-based compensation	1,158	754
Debt discount and cost amortization	60	86
Non- cash interest expense	261	7
Increase in fair value of contingent earn-out liability	100	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	1	(88)
(Decrease) increase in accounts payable and accrued expenses	22	(398)
Increase in deferred revenue	—	750
Net cash used in operating activities	(625)	(684)
Cash flows from financing activities:
Proceeds from issuances of Series F Preferred Stock, net of fees	100	417
Proceeds from debt financing, net of fees	456	558
Principal payments on short-term debt	—	(177)
Net cash provided by financing activities	556	798
Net (decrease) increase in cash and cash equivalents	(69)	114
Cash and cash equivalents, beginning of period	165	111
Cash and cash equivalents, end of period	$96	$225
Supplementary Cash Flow Information:
Non-cash financing and investing activities:
Converted dividends	$14	$24
Conversion of promissory notes to common stock	95	84

See accompanying notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

1.   Organization and Basis of Presentation

PositiveID, through its wholly owned subsidiary MicroFluidic Systems (“MFS”) (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection, for rapid diagnostic testing, and also develops assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  The Company is also developing the handheld automated pathogen detection system Firefly Dx for rapid diagnostics, both for point of need and clinical applications.

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

Beginning with the acquisition of MFS, the Company began a process to focus its operations on molecular diagnostics and detection.  Since acquiring MFS, the Company has (i) sold substantially all the assets of previously held in Steel Vault in 2011, (ii) sold its VeriChip and HealthLink (personal health record) businesses in 2012, and (iii) entered into an exclusive license for its iglucose technology in 2013.  The Company will continue to seek either strategic partners or acquirers for its two remaining healthcare projects, GlucoChip (glucose sensing microchip) and the glucose breath detection system.

Authorized Common Stock (Reverse Stock Split)

As of March 31, 2014, the Company was authorized to issue 470 million shares of common stock.  On April 18, 2013, the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for- 25 and the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split. The reverse split only affected outstanding common stock and the number of authorized shares was not adjusted. On April 23, 2013, the reverse stock split became effective.  All share amounts in our historical financial statements have been adjusted to reflect the 1-for-25 reverse stock split.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2014, the Company had a working capital deficiency of approximately $6.1 million and an accumulated deficit of $127.3 million, compared to a working capital deficiency of $5.6 million and an accumulated deficit of $124.6 million as of December 31, 2013.  The Company has incurred operating losses since its inception, and has not generated revenue from continuing operations since 2009. The current operating losses are the result of research and development expenses and selling, general and administrative expenses. While the Company expects to begin recognizing revenue during the three months ended June 30, 2014 (see below), the Company expects its operating losses to continue through at least the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the continued development of its products and to support working capital requirements.  Until the Company is able to achieve operating profits, the Company will continue to seek to access the capital markets.  In 2013 the Company raised approximately $1.4 million from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt.  During the three months ended March 31, 2014, the Company raised $0.6 million, from the issuance of convertible notes and convertible preferred stock (see Note 4).  In March and April 2013 the Company received $1,500,000 in two equal installments, under its license agreement with The Boeing Company (see Note 9).

 On March 28, 2014, the Company entered into an agreement, in the form of a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the U.S. Department of Defense (“DoD”). This agreement is expected to be performed between April and September 2014. The terms of this fixed price agreement include a total value of $841,000 to PositiveID, paid in monthly installments between April and October 2014. During 2014, the Company will need to raise additional capital in order to execute its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to access capital to provide funds to meet its working capital requirements for the near-term future. In addition and if necessary, the Company could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that the Company will be able to negotiate additional sources of equity or credit for its long term capital needs. The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows, and result in significant dilution to the Company’s existing stockholders. The Company’s consolidated financial statements do not include any adjustments relating to recoverability of assets and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated balance sheet as of March 31, 2014 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of March 31, 2014 and 2013 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	March 31,
	2014	2013
Convertible preferred stock	47,649	32
Stock options	2,607	429
Warrants	2,629	531
Unvested and restricted shares common stock	2,432	2,432
	55,317	3,424

Segment Information

The Company operates in a single market segment.

Reclassification

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

In connection with the Acquisition, the Company is also required to make certain earn-out payments, which as of January 1, 2014 can total up to a maximum of $2,000,000 payable in shares of the Company’s common stock, upon certain conditions being achieved in 2014 (the “Earn-Out Payment”). There was also opportunity for the MFS sellers to achieve Earn-Out Payments in 2011 through 2013.  Targets were not met in either of those three years.  The earn-out for 2014 is based on MFS achieving certain earnings targets for the respective year, subject to a maximum Earn-Out Payment of $2,000,000.  Additionally, approximately two-thirds of the earn-out is capped at $8.00 per share.  Further, the Company is prohibited from making any Earn-Out Payment until stockholder approval is obtained if the aggregate number of shares to be issued exceeds 19.99% of the Company’s common stock outstanding immediately prior to the closing. In the event the Company is unable to obtain any required stockholder approval, the Company is obligated to pay the applicable Earn-Out Payment in cash to the sellers. In addition, the Company may pay any Earn-Out Payment in cash at its option.

The estimated purchase price of the Acquisition totaled approximately $1,653,000, comprised of (i) $24,000 in cash, (ii) Stock Consideration of $879,000 based on a stock price of $9.25 per share, and (iii) contingent consideration of approximately $750,000. The fair value of the contingent consideration was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement. On October 31, 2011, the Company entered into an agreement with two of the selling MFS shareholders pursuant to which the two individuals waived their right to any earn-out compensation for 2011 in settlement of the closing working capital adjustment provisions of the purchase agreement. The two individuals, who had a combined ownership interest in MFS of 68% also agreed to receive any future earnout consideration at a price of no lower than $8 per share.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

Sale of Subsidiary to Related Party

On January 11, 2012, VeriTeQ Acquisition Corporation, or VeriTeQ, which is owned and controlled by our former chairman and chief executive officer, Scott Silverman, purchased all of the outstanding capital stock of PositiveID Animal Health, or Animal Health, in exchange for a secured promissory note in the amount of $200,000, or the Note, and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest, to which no value was ascribed. The Note accrued interest at 5% per annum. Payments under the Note were to begin on January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note was secured by substantially all of the assets of Animal Health pursuant to a security agreement dated January 11, 2012, or the VeriTeQ Security Agreement. Mr. Caragol was a director of VeriTeQ Acquisition Corporation until July 8, 2013. Mr. Krawitz, a director of the Company, was a director of VeriTeQ Acquisition and continues as a director of VeriTeQ Corporation, its successor.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

The new agreements and amendments to existing agreements between the Company and VeriTeQ Acquisition Corporation on August 28, 2012 were entered into to transfer ownership of the underlying intellectual property, primarily patents, to VeriTeQ, with a license back to the Company for the one application that the Company retained. The royalty rates set in the original license were maintained and the rates in the Shared Services Agreement, as amended, were adjusted to reflect a decreased level of support between the two companies. The intent of these agreements and amendments, and all agreements that followed in 2012 through 2013, was to better position VeriTeQ Acquisition Corporation for a third party capital transaction and were negotiated at arm's length. No additional financial consideration was conveyed in conjunction with these agreements and amendments. It was the Company's intent in its transactions with VeriTeQ Corporation to maximize and monetize its returns for the benefit of the Company.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

4. Financing Agreements

Ironridge Series F Preferred Stock Financings

Beginning in July 2011, the Company entered into a series of financings with Ironridge involving the Company’s Series F convertible preferred stock. Since July 2011 and through March 31, 2014, a total of 3,150 Series F shares have been issued and 2,550 have been converted into common shares. No Series F shares have been redeemed. As of March 31, 2014 there are 600 shares of Series F outstanding.

On August 26, 2013, the Company entered into a Stock Purchase Agreement (the “Ironridge Stock Purchase Agreement”) and a Registration Rights Agreement (the “Ironridge Registration Rights Agreement” and, collectively, the “Ironridge Agreements”) with Ironridge Global IV, Ltd., a British Virgin Islands business company (“Ironridge”). Pursuant to the Ironridge Agreements, the Company agreed to issue 450 shares of Series F Preferred Stock (“Series F”) to Ironridge in exchange for $300,000. Additionally, the Company issued 100 shares and 50 shares of Series F as commitment and documentation fees, respectively. During the quarter ended March 31, 2014, 300 of these Series F shares were converted into 10,409,940 shares of common stock. As of March 31, 2014, 300 of these Series F shares are outstanding.

The Company has the option to buy back any shares of Series F at the liquidation value plus accrued dividends, without any premium. The Company also agreed to file a Registration Statement covering the common shares underlying the Series F within 30 days of closing and to use its best efforts to get the Registration Statement effective. As the Registration Statement was not effective within 90 days of closing on January 10, 2014 the Company issued 150 shares of Series F to Ironridge as liquidated damages, for which an expense in the amount of $150,000 has been recorded in the three months ended March 31, 2014. On February 25, 2014, these 150 shares of Series F were converted into 3,398,389 shares of common stock.

On February 27, 2014, the Company entered into a Stock Purchase Agreement with Ironridge Global IV, Ltd., a British Virgin Islands business company (“Ironridge”). Pursuant to the agreement, the Company agreed to issue 150 shares of Series F to Ironridge in exchange for $100,000. Additionally, the Company issued 50 shares of Series F as commitment and documentation fees, and in March 2014 issued an additional 100 shares of Series F as liquidated damages, for which an expense in the amount of $100,000 has been recorded in the three months ended March 31, 2014, in fulfillment of its obligations under the agreement. As of March 31, 2014, all 300 of these Series F shares are outstanding.

During the three months ended March 31, 2014, the Company converted 450 shares of Series F Preferred stock into 13,894,430 shares of common stock. Through March 31, 2014, the Company and Ironridge had converted a total of 2,550 shares of Series F Preferred Stock, pursuant to which the Company issued a total of 29,828,804 shares of common stock to the Ironridge Entities.

In connection with the Series F conversions, the Company recorded beneficial conversion dividends during the three months ended March 31, 2014 and 2013 totaling $0.4 million and $3.4 million respectively, representing the excess of fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. These charges are non-cash charges.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

Redemption . The Company may redeem the Series F Preferred Stock, for cash or by an offset against any outstanding note payable from Ironridge Global to the Company that Ironridge Global issued, as follows.  The Company may redeem any or all of the Series F Preferred Stock at any time after the seventh anniversary of the issuance date at the redemption price per share equal to $1,000 per share of Series F Preferred Stock, plus any accrued but unpaid dividends with respect to such shares of Series F Preferred Stock (the “Series F Liquidation Value”).  Prior to the seventh anniversary of the issuance of the Series F Preferred Stock, the Company may redeem the shares at any time after six months from the issuance date at a make-whole price per share equal to the following with respect to such redeemed Series F Preferred Stock: (i) 149.99% of the Series F Liquidation Value if redeemed prior to the first anniversary of the issuance date, (ii) 141.6% of the Series F Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the issuance date, (iii) 133.6% of the Series F Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the issuance date,  (iv) 126.1% of the Series F Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the issuance date, (v) 119.0% of the Series F Liquidation Value if redeemed on or after the fourth anniversary but prior to the fifth anniversary of the issuance date, (vi) 112.3% of the Series F Liquidation Value if redeemed on or after the fifth anniversary but prior to the sixth anniversary of the issuance date, and  (vii) 106.0% of the Series F Liquidation Value if redeemed on or after the sixth anniversary but prior to the seventh anniversary of the issuance date.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

Convertible Note Financings

On August 15, 2012, the Company borrowed $100,000 pursuant to a convertible note, in connection with which it issued to the lender immediately exercisable warrants to purchase 111,111 shares of common stock at an initial exercise price of $0.45 per share.  The debt was recorded at a discount in the amount of $32,888, representing the relative fair value of the warrants. Additionally, a liability of $49,000 was recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there is a beneficial conversion feature of approximately $25,000, which was amortized over the one year term of the note. During 2013, the note principal and interest was fully converted into an aggregate of 421,656 shares of common stock. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. On January 15, 2014 the warrants were converted, on a cashless basis, into 1,666,399 shares of common stock.

On November 8, 2012, the Company borrowed $100,000 pursuant to a convertible note, in connection with which it issued the lender immediately exercisable warrants to purchase 100,000 shares of common stock at an initial exercise price of $0.50 per share.  As an inducement to enter into the loan the Company issued the lender 74,000 shares of common stock with a fair value of $37,925 at the time of issuance, which was amortized over the one year life of the note.  The debt was recorded at a discount in the amount of $32,683, representing the relative fair value of the warrants. Additionally, a liability of $49,000 was recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $100,000 note there was a beneficial conversion feature of approximately $25,000, which will be amortized over the one year term of the note. During 2013, the note principal and interest was fully converted into an aggregate of 1,758,299 shares of common stock. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. On February 28, 2014 the warrants were converted, on a cashless basis, into 3,051,564 shares of common stock.

On February 27, 2013, the Company borrowed $75,000 pursuant to a convertible note, in connection with which it issued the lender immediately exercisable warrants to purchase 68,182 shares of common stock at an initial exercise price of $0.55 per share.  The debt was recorded at a discount in the amount of $28,125, representing the relative fair value of the warrants. Additionally, a liability of $35,687 was recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $75,000 note there is a beneficial conversion feature of approximately $18,750, which will be amortized over the one year term of the note. During 2013, the note principal and interest was fully converted into an aggregate of 4,155,937 shares of common stock. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. Subsequent to March 31, 2014, the warrants were converted into 2,304,215 shares of common stock.

On June 4, 2013, the Company borrowed $50,000 pursuant to a convertible note, in connection with which it issued the lender immediately exercisable warrants to purchase 104,167 shares of common stock at an initial exercise price of $0.24 per share.  The debt was recorded at a discount in the amount of $23,684, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $50,000. Additionally, a liability of $23,223 was recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $50,000 note there is a beneficial conversion feature of approximately $12,500, which will be amortized over the one year term of the note. In 2013, $47,850 principal balance of the convertible note was converted into 2,600,000 shares of common stock. During the three months ended March 31, 2014, remaining balance of the note principal and interest was fully converted into 725,734 shares of common stock. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. Subsequent to March 31, 2014, the warrants were converted, on a cashless basis, into 1,508,848 shares of common stock.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

On July 3, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the "Convertible Promissory Note") in the principal amount of $78,500, with a maturity date of April 8, 2014, convertible into shares of common stock, $0.001 par value per share, of the Company, upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that the Note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the Convertible Promissory Note into common shares of stock at a 42% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the Convertible Promissory Note, the Company recorded a beneficial conversion feature of $32,970 which will be amortized over the life of the Note. During the quarter ended March 31, 2014, the outstanding principal and interest on the Convertible Promissory Note was converted, on a cashless basis, into 5,790,072 shares of common stock.

On December 13, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the “December Purchase Agreement”). Pursuant to the terms of the December Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “December Convertible Promissory Note”) in the principal amount of $103,500, with a maturity date of September 17, 2014, convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such December Convertible Promissory Note. Interest shall commence accruing on the date that such note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the December Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the December Convertible Promissory Note, the Company recorded a beneficial conversion feature of $40,365. The amortization expense recorded in the quarter ended March 31, 2014 was approximately $12,000. The underlying Note maybe prepaid, subject to an escalating premium, prior to maturity and conversion. As of March 31, 2014, the outstanding principal and interest on the December Convertible Promissory Note was $106,717.

On January 24, 2014, the Company entered into a Securities Purchase Agreement for a convertible promissory note (the “January Purchase Agreement”). Pursuant to the terms of the January Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “January Convertible Promissory Note”) in the principal amount of $78,500 with a maturity date of October 28, 2014, convertible into shares Common Stock, upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that such note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the January Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the January Convertible Promissory Note, the Company recorded a beneficial conversion feature of $30,615. The amortization expense recorded in the quarter ended March 31, 2014 was approximately $7,295. The underlying note maybe prepaid, subject to an escalating premium, prior to maturity and conversion. As of March 31, 2014, the outstanding principal and interest on the January Convertible Promissory Note was $79,996.

On February 20, 2014, the Company borrowed $75,000 pursuant to a convertible note. The debt was issued at a 10% discount, matures twelve months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing prices in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company recorded a beneficial conversion feature of $30,000. The amortization expense recorded in the quarter ended March 31, 2014 was approximately $4,000. As of March 31, 2014, the outstanding principal and interest on the note was $76,500.

On February 21, 2014, the Company entered into a financing arrangement pursuant to which it borrowed $100,000 in unsecured debt, convertible at the discretion of the lender. The debt was issued at a 10% discount, matures on August 21, 2014, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company recorded a beneficial conversion feature of $40,000. The amortization expense recorded in the quarter ended March 31, 2014 was approximately $13,000. As of March 31, 2014, the outstanding principal and interest on the note was $101,680.

On March 4, 2014 the Company borrowed two notes of $75,000, each from a separate lender with maturity dates of March 4, 2015. Under each agreement the Company received $65,750, which was net of legal and due diligence fees. The notes bear interest at 8% per annum and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with each note the Company also issued an additional note, of identical terms, each for $75,000. The additional note was paid for by the issuance of a note payable from the lenders to the Company. In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full.  In connection with the issuance of the notes, the Company recorded a beneficial conversion feature of $60,000. The amortization expense recorded in the quarter ended March 31, 2014 was $5,000. As of March 31, 2014, the outstanding principal and interest on the notes was $151,000. On May 5, 2014 one of the $75,000 notes payable to the company was paid, for which the Company received $65,750, net of fees. Concurrent with the repayment the Company and the lender entered into two new convertible notes, for $75,000 each, on identical terms to the March 4, 2014 convertible note. Each of these two notes was paid for by the issuance of a note payable from the lenders to the Company, each for $75,000, on identical terms to the March 4, 2014 notes.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

On March 19, 2014 the Company borrowed $52,500 with a maturity date of March 19, 2015, pursuant to a financing agreement. Under the agreement the Company received $46,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a beneficial conversion feature of $21,000. The amortization expense recorded in the quarter ended March 31, 2014 was approximately $2,000. As of March 31, 2014, the outstanding principal and interest on the notes was $52,850.

On April 4, 2014 the Company borrowed $50,000 with a maturity date of April 4, 2015, pursuant to a financing agreement. Under the agreement the Company received $44,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the twenty days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

On April 14, 2014 the Company borrowed $63,000 with a maturity date of January 2, 2015, pursuant to a financing agreement. Under the agreement the Company received $60,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

On April 16, 2014, the Company entered into a financing arrangement pursuant to which borrowed $100,000 in unsecured debt with a maturity date of April 16, 2016, convertible at the discretion of the lender. The Company issued a convertible note in favor of a lender with a principal sum of $100,000.  The debt is to be issued at a 10% discount, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

On April 25, 2014 the Company borrowed $50,000 with a maturity date of January 25, 2015, pursuant to a financing agreement. Under the agreement the Company received $45,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

The maturity date of the First Debenture was January 16, 2014, subject to adjustment (the “Maturity Date”). The First Debenture bears interest at a rate of twelve percent (12%) per annum. The Company additionally pays a 7% premium on all scheduled principal payments. The Company, at its option, may repay the principal, interest, fees and expenses due under the Debenture, including a 7% redemption premium on the outstanding principal balance, and in full and for cash, at any time prior to the Maturity Date, with three (3) business days advance written notice to the holder. At any time while the Debenture is outstanding, but only upon the occurrence of an event of default under the TCA Purchase Agreement or any other transaction documents, the holder may convert all or any portion of the outstanding principal, accrued and unpaid interest, redemption premium and any other sums due and payable under the First Debenture or any other transaction document (such total amount, the “Conversion Amount”) into shares of the Company’s common stock at a price equal to (i) the Conversion Amount divided by (ii) eighty-five (85%) of the average daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Debenture also contains a provision whereby TCA may not own more than 4.99% of the Company’s common stock at any one time.

As consideration for entering into the TCA Purchase Agreement, the Company paid to TCA (i) a transaction advisory fee in the amount of $22,000, (ii) a due diligence fee equal to $10,000, and (iii) document review and legal fees in the amount of $12,500.

As further consideration, the Company agreed to issue to TCA that number of shares of the Company’s common stock that equals $100,000 (the “Incentive Shares”). For purposes of determining the number of Incentive Shares issuable to TCA, the Company’s common stock was valued at the volume weighted average price for the five (5) trading days immediately prior to the date of the TCA Purchase Agreement, as reported by Bloomberg, and 191,388 shares were issued. It is the intention of the Company and TCA that the value of the Incentive Shares shall equal $100,000. In the event the value of the Incentive Shares issued to TCA does not equal $100,000 after a twelve month evaluation date, the TCA Purchase Agreement provides for an adjustment provision allowing for necessary action (either the issuance of additional shares to TCA or the return of shares previously issued to TCA to the Company’s treasury). At the end of the twelve month evaluation date on January 16, 2014, the value of the incentive shares was $12,000 and consequently, the Company was obligated to issue to TCA, see further discussion below. Additionally, the Company paid a broker fee consisting of $22,000 and 52,632 shares of its common stock for arranging this financing. Such fee was recorded as a cost of capital, or reduction to stockholder’s equity.

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

On August 21, 2013, the Company entered into a First Amendment to Securities Purchase Agreement (the “Amendment”) with TCA. Pursuant to the Amendment, principal payments for July through October were deferred and the maturity date for the entire first Debenture was extended to May 16, 2014 and in exchange for this principal holiday, the Company and TCA agreed to increase the outstanding principal balance by $80,000. In connection with this Amendment, the Company accounted for this modification as an extinguishment and recorded a charge to interest expense in the amount of $139,000 during the year ended December 31, 2013, comprised of $59,000 relating to the write-off of unamortized debt discount and the $80,000.

Beginning in January 2014 the Company was not current in its payments under the Debenture. On April 3, 2014 TCA sold its rights under the TCA SPA, Debenture, Security Agreement and all related transaction documents to Ironridge, releasing the Company of all of its obligations to TCA, including the obligation to issue the additional $88,000 incentive shares as discussed above.  The sale price paid from Ironridge to TCA was $425,000.  Also on April 3, 2014 the Company and TCA amended the Debenture, setting the amount owed as of April 3, 2014 at $425,000, extending the maturity date to April 2, 2015, lowering the interest rate to 3.4% and to amend the formula for conversion of Debenture principal and interest into common shares of the Company.  Pursuant to the amended Debenture, Ironridge has the right, at any time, to request the conversion of principal and accrued interest  into free trading shares of common Stock of the Company at a price equal to: (i) the conversion amount; divided by (ii) an amount, equal to 85% of the closing bid price of the Company's common stock on April 3, 2014, not to exceed 85% of the average of the daily volume weighted average prices of the Company's common Stock for any five of the trading days from April 3, 2014 until the date that the Debenture is paid or converted in full. As of March 31, 2014 the $300,477 balance of the Debenture has been recorded as convertible debt on the balance sheet. The Company will record a charge of $124, 523 in April 2014 to increase the amount of the convertible note in line with the April 3, 2014 amendment.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

On May 10, 2013, the Company entered into a Securities Purchase Agreement with IBC whereby IBC agreed to purchase 40,064, shares of common stock for $12,500.  The proceeds of the sale of the shares will be used to fund the Company’s legal expenses associated with the Investment Agreement.  These shares were included in the IBC Registration Statement filed May 10, 2013. During 2013, the Company issued 4,500,000 shares to IBC under the equity line (inclusive of the commitment shares), for which it received $333,802, net of fees, in proceeds. The Company has no intention of registering any further shares under this equity line, or accessing this equity line in the future.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full.  The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest.  As of March 31, 2014, the Company had repaid $250,000 of the H&K Note and the outstanding balance was $565,459.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s chairman and chief executive officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company. In December, 2012, the Company paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Caragol agreed to terminate his security interest, effective January 16, 2013. As of March 31, 2014, the outstanding principal and interest on the Caragol Note was $106,500.

On June 5, 2013, the Company entered into a Settlement and Agreement and Release (the “Settlement Agreement”) with IBC Funds, LLC, a Nevada limited liability company (“IBC”) pursuant to which the Company agreed to issue common stock to in exchange for the settlement of $214,535.98 (the “Settlement Amount”) of past-due accounts payable of the Company.  IBC purchased the accounts payable from certain vendors of the Company, pursuant to the terms of separate receivable purchase agreements between IBC and each of such vendors (the “Assigned Accounts”). The Assigned Accounts relate to certain legal, accounting, and financial services provided to the Company. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on June 7, 2013.

Pursuant to the terms of the Settlement Agreement approved by an order from the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (the “Order”), on June 7, 2013, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s Common Stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to IBC (the “Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Share Request shall be issued at a thirty percent (30%) discount to market based upon the average of the volume weighted average price of the Common Stock over the three (3) trading day period preceding the Share Request. Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 4.99% of the outstanding shares of Common Stock at any given time. The Company has recorded a charge of $91,944 during 2013 representing the total cost to the company for settling the $214,535 claim by issuing shares of common stock at a 30% discount. During 2013, the entire amount of the settlement was converted into 3,637,681 common shares.

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

A summary of option activity under the Company’s stock incentive plans as of March 31, 2014, and changes during the nine months then ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2014	1,409	$2.83
Granted	1,200	$—
Exercised	—	$—
Forfeited	(2)	$123.75
Outstanding at March 31, 2014	2,607	$1.46
Exercisable at March 31, 2014	2,508	$1.51

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

The Black-Scholes model, which the Company uses to determine compensation expense, requires the Company to make several key judgments including:

●	the value of the Company’s common stock;
●	the expected life of issued stock options;
●	the expected volatility of the Company’s stock price;
●	the expected dividend yield to be realized over the life of the stock option; and
●	the risk-free interest rate over the expected life of the stock options.

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

A summary of restricted stock outstanding under the Company’s stock incentive plans as of March 31, 2014 and changes during the three months then ended is presented below (in thousands):

Unvested at January 1, 2014	300
Issued	—
Vested	(100)
Forfeited	—
Unvested at March 31, 2014	200

Additionally, the Company has 2.4 million unvested restricted shares outstanding, not issued under stock incentive plans, which have been issued to employees, directors, and consultants. These restricted shares vest between April 1, 2014 and January 1, 2016. As of March 31, 2014, 2.6 million warrants to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of March 31, 2014. These warrants were granted at exercise prices ranging from $0.06 to $22.0 per share, are fully vested and are exercisable for a period from five to seven years.

The Company recorded an expense related to stock options, restricted stock issued, and issuance of Series I Preferred to employees and advisors of approximately $1.2 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 the Company had $1.0 million of unamortized compensation related to stock option and restricted share grants. This compensation will be amortized as an operating expense over the remainder of 2014, and the year ended December 31, 2015.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

On September 30, 2013, the Company issued 413 shares of Series I Preferred Stock to settle $413,000 of accrued and unpaid compensation to its Board of Directors and management (see Note 8), at a conversion price of $0.036, which was the closing bid price on September 30, 2013.  The Series I Preferred Stock will vest on January 1, 2016, subject to acceleration in the event of conversion or redemption. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates the vesting.

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

On December 31, 2013, the three independent directors were each granted 25 shares of Series I, as a component of their 2014 board compensation. On January 14, 2014 an additional 512 shares of Series I were issued to the Company’s CEO, President and Senior Vice President. Of these shares 381 were issued to the Company’s chief executive officer as follows: (i) 138 shares issued for 2013 incentive compensation, (ii) 143 shares were issued for his agreement to amend his employment contract and reduce his annual salary from the remainder of the term of the contract to $200,000, per annum, and (iii) 100 shares of Series I as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during prior years. All Series I shares granted vest on January 1, 2016. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates vesting. As such the Company recorded an expense in the amount of $763,000 representing the fair value of the shares in the three months ended March 31, 2014.

6. Income Taxes

The Company had an effective tax rate of nil for the three months ended March 31, 2014 and 2013. The Company incurred losses before taxes for the three months ended March 31, 2014 and 2013. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable. As of March 31, 2014 the Company had made payments to Stanley of $385,777 and had a remaining balance owed to Stanley of $819,677 related to their upfront payments to CRA in 2012.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

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

8.   Employment Contracts and Stock Compensation to Related Parties

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 was paid through the issuance of Series I Preferred Stock (see below).  The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 0.5 million shares of restricted stock over a four-year period as follows: (i) 100,000 shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000  shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000  shares on January 1, 2015, which shall vest on January 1, 2016. Stock compensation expense related to the restricted share grants totaled approximately $34,000 and $89,000 for the three months ended March 31, 2014 and 2013, respectively. On January 14, 2014, Mr. Caragol’s agreement was further amended, lowering his salary to $200,000 per annum through the remaining term of the agreement in exchange for the issuance of 138 shares of Series I Preferred Stock.

On February 21, 2013, the Board approved a Tax Equalization Plan to compensate board members for permanent out-of-pocket tax payments incurred by accepting equity compensation in lieu of cash consideration between 2010-2012. The total plan compensation is $510,000 in aggregate and was expensed during 2013.

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

In connection with the Plan, $413,000 of accrued and unpaid compensation was settled through the issuance of 413 shares of the Company’s Series I Preferred Stock. The Series I Preferred Stock is convertible into shares of the Company’s Common Stock, at a conversion price of $0.036 per share, which was the closing bid price on September 30, 2013, and will vest on January 1, 2016, subject to acceleration in the event of conversion or redemption (see Note 5).

On September 28, 2012, the employment of Bryan D. Happ, our chief financial officer terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, we and Mr. Happ entered into a Separation Agreement and General Release, or the Separation Agreement, on September 28, 2012. Pursuant to the Separation Agreement, Mr. Happ is due to receive payments totaling $404,423, or the Compensation, consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid with 200,000 shares of our restricted common stock (such shares not issued under a stockholder approved plan) and $304,423 will be paid in cash. The cash balance of $304,423 will be repaid at a rate of $3,700 per bi-weekly pay period, subject to accelerated payment under certain events.  As of March 31, 2014, we have paid $114,400 of the cash balance to Mr. Happ.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

9.   Agreements with The Boeing Company

On December 20, 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming Agreement (“Teaming Agreement”), and a Security Agreement (“Boeing Security Agreement”) with The Boeing Company (“Boeing”).

The Boeing License Agreement provides Boeing the exclusive license to manufacture and sell PositiveID’s M-BAND airborne bio-threat detector for the U.S. Department of Homeland Security’s BioWatch Generation 3 opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entering into the Boeing License Agreement, Boeing agreed to pay a license fee of $2.5 million (the “Boeing License Fee”) to the Company in three installments, which were paid in full during 2012 and 2013. The $2.5 million license fee received as of March 31, 2014 has been recorded as deferred revenue.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	the expectation that operating losses will continue for the near future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

●	that we seek to structure our research and development on a project basis to allow management of costs and results on a discrete short term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow us to minimize our firm fixed commitments at any given point in time;

●	that based on our review of the correspondence and evaluation of the supporting detail involving the Canada Revenue Agency audit, we do not believe that the ultimate resolution of this dispute will have a material negative impact on our historical tax liabilities or results of operations;

●	that we intend to continue to explore strategic opportunities, including potential acquisition opportunities of businesses that are complementary to ours;

●	that we do not anticipate declaring any cash dividends on our common stock;

●	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and working capital requirements;

●	that we are well positioned to compete for the next generation BioWatch system;

●	that M-BAND was developed in accordance with DHS guidelines;

●	that the full-roll out of the next generation BioWatch system is estimated at $3.1 billion;

●	that our current cash resources, our expected access to capital under the equity line financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future;

●	that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing;

●	that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

●	that medical application of our Firefly Dx product will require FDA clearance;

●	that we will receive royalties in the amount of ten percent on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the United States Patent No. 7,125,382, “Embedded Bio Sensor System”, and a royalty of twenty percent on gross revenues generated under the Development and Supply Agreement between us and Medcomp dated April 2, 2009;

●	that we anticipate recognizing the entire $2.5 million fee under the Boeing License Agreement as revenue in accordance with applicable accounting literature and Securities and Exchange Commission guidance; and

●	that we will receive royalties related to our license of the iglucose ™ technology to Smart Glucose Meter Corp (“SGMC”) for up to $2 million based on potential future revenues of glucose test strips sold by SGMC.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Quarterly Report on Form 10-Q are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 and include:

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

  You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q and under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. These are factors that could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

PositiveID develops molecular diagnostic systems for bio-threat detection and rapid medical testing.  The Company also develops fully automated pathogen detection systems and assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  PositiveID is also developing automated pathogen detection systems for rapid diagnostics, both for clinical and point of need applications (the Firefly Dx).

Since its inception, and prior to acquisition, PositiveID, through its wholly-owned subsidiary MFS, has received over $50 million in government grants and contract work for the Department of Defense, DHS, the Federal Bureau of Investigation, the National Aeronautics and Space Administration, the Defense Advanced Research Projects Agency and industrial clients.  MFS holds a substantial portfolio of key patents/patents pending primarily for the automation of biological detection using real-time analysis for the rapid, reliable and specific identification of pathogens.

Beginning in 2011 and continuing through 2013, as a part of our refocusing our business, we set out to (1) align ourselves with strong strategic partners to prepare our M-BAND product for the DHS’s next generation BioWatch program, which has been estimated to be a $3 billion program over five years; (2) identify a research and development contract to complete the development of our clinical/point of demand diagnostic platform, the Firefly system; and (3) reduce our operating costs to focus solely on those initiatives.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue and Gross Profit

We reported no revenue or gross profit from continuing operations for the three months ended March 31, 2014 and 2013. Further, we have reported no revenue or gross profit during the period from the date of the MFS acquisition of May 23, 2011 through March 31, 2014 as it had no active contracts until it entered into the Boeing License Agreement in December 2012.  The Company has deferred the $2.5 million received in conjunction with the Boeing License Agreement and anticipates recognizing the entire $2.5 million fee as revenue in accordance with applicable accounting literature and SEC guidance.  The Company continues to bid on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such contracts.

On March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the U.S. Department of Defense (“DoD”). This agreement is expected to be performed between April and October, 2014. The terms of this fixed price agreement include a total value of $841,000 to PositiveID, paid in monthly installments over the next seven months.

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

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation for employees in executive, sales, marketing and operational functions, including finance and accounting and corporate development. Included in selling, general and administrative expense is all non-cash, equity based compensation. Other significant costs include depreciation and amortization, professional fees for accounting and legal services, consulting fees and facilities costs.

Selling, general and administrative expense increased by $226,000, or 14%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was primarily the result of an increase in equity based compensation of $404,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 resulting from of the issuance of Series I preferred stock to the board and management (see Note 5). These shares were issued for 2014 and 2015 compensation and all vest on January 1, 2016. The Series I preferred may be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates vesting. As such, the Company recorded the full amount of the expense in the three months ended March 31, 2014. The remaining $178,000 decrease in other selling, general and administrative cost results from the Company’s continued effects to minimize operating costs.

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

Research and development expense decreased by $13,000, or 8%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The decrease was primarily attributable to the timing of the development expenses related to our molecular diagnostic products.

Interest and Other Expense (net)

Interest expense (net) increased by approximately $195,000 or 143%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was primarily attributed to the issuance of Series F Preferred Stock as liquating damages in the three months ended March 31, 2014.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the three months ended March 31, 2014 and 2013 was approximately $0.4 million and $3.4 million, respectively.  This amount in both periods is a non-cash charge.  The decrease of $3 million is primarily the result of decreased Series F preferred conversions during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, cash and cash equivalents totaled $96,000 compared to cash and cash equivalents of $165,000 at December 31, 2013.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $0.6 million and $0.7 million during the three months ended March 31, 2014 and 2013, respectively, primarily to fund operating losses. This decrease in cash used in operating activities was primarily the result of the Company’s efforts to reduce operating expenses.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $0.6 million and $0.8 million during the three months ended March 31, 2014 and 2013, respectively, primarily related to proceeds from the issuance of convertible notes and the sale of Series F Preferred Stock.

Financial Condition

As of March 31, 2014, we had a working capital deficiency of approximately $6.1 million and an accumulated deficit of approximately $127.3 million, compared to a working capital deficit of approximately $5.6 million and an accumulated deficit of approximately $124.6 million as of December 31, 2013. The decrease in working capital was primarily due to operating losses for the period, deferral of the Boeing license payments and the reclassification of the tax contingency as a current liability.

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

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  In 2013 we raised approximately $1.4 million, net of principal repayments on a debenture, from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt. Additionally, in 2013 we collected $1.5 million under our license agreement with Boeing.  For the three months ended March 31, 2014 we have raised approximately $0.6 million, net, from convertible debt and preferred stock issuances.

Additionally, on March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTAS to support a contract for the DoD. This agreement is expected to be performed between March and September, 2014. The terms of this fixed price agreement include a total value of $841,000 to PositiveID, paid in monthly installments between April and October, 2014.

During 2014, we will need to raise additional capital, including capital not currently available under our current financing agreements in order to execute our business plan.

We intend to continue to access capital to provide funds to meet our working capital requirements for the near-term future. In addition and if necessary, we could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that we will be able to derive sufficient funding from past financing sources or be successful in negotiating additional sources of equity or credit for our long-term capital needs.  Our inability to have continuous access to such financing at reasonable costs could materially and adversely impact our financial condition, results of operations and cash flows, and result in significant dilution to our existing stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2014. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2014 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO had concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities.

During the three months ended March 31, 2014, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1)	On January 10, 2014, we issued 1,418,440 shares of our common stock to Asher Enterprises, Inc. in connection with the conversion of a promissory note.

2)	On January 10, 2014, we issued 150 shares of Series F Preferred Stock to Ironridge as a fee pursuant to the Stock Purchase Agreement dated August 26, 2013.

3)	On January 13, 2014, we issued 725,734 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

4)	On January 14, 2014, we issued 2,127,660 shares of our common stock to Asher Enterprises, Inc. in connection with the conversion of a promissory note.

5)	On January 14, 2014, we issued 512 shares of Series I Preferred Stock to management and executives as compensation.

6)	On January 16, 2014, we issued 2,243,972 shares of our common stock to Asher Enterprises, Inc. in connection with the conversion of a promissory note.

7)	On January 28, 2014, we issued 1,666,399 shares of our common stock to JMJ Financial in connection with a cashless warrant exercise.

8)	On February 6, 2014, we issued 250,000 shares of our common stock to a consultant pursuant to a consulting agreement.

9)	On February12, 2014, we issued 1,000,000 shares of our common stock to a consultant pursuant to a consulting agreement.

10)	On February17, 2014, we issued 250,000 shares of our common stock to a consultant pursuant to a consulting agreement.

11)	On February18, 2014, we issued 714,298 shares of our common stock to JMJ Financial in connection with a cashless warrant exercise.

12)	On February18, 2014, we issued 250,000 shares of our common stock to a consultant pursuant to a consulting agreement

13)	On February 20, 2014, we issued 2,162,135 shares of our common stock to JMJ Financial in connection with a cashless warrant exercise.

14)	On February 27, 2014, we issued 200 shares of Series F Preferred Stock to Ironridge pursuant to the Stock Purchase Agreement dated February 27, 2014.

15)	On March 3, 2014, we issued 1,628,356 shares of our common stock to JMJ Financial in connection with a cashless warrant exercise.

16)	On March 9, 2014, we issued 1,000,000 shares of our common stock to a consultant pursuant to a consulting agreement.

17)	On March 12, 2014, we issued 150,000 shares of our common stock to a consultant pursuant to a consulting agreement.

18)	On March 14, 2014, we issued 300,000 shares of our common stock to a consultant pursuant to a consulting agreement.

19)	On March 28, 2014, we issued 100 shares of Series F Preferred Stock to Ironridge as a fee pursuant to the Stock Purchase Agreement dated February 27, 2014.

Except as discussed below, the shares of stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the transaction did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

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

POSITIVEID CORPORATION (Registrant)

Date: May 20, 2014	By:	/s/ William J. Caragol
William J. Caragol
Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit Index

Exhibit Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012, May 31, 2012 and April 18, 2013 (1)
3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (2)
4.1		Amended and Restated Certificate of Designation of the Series I Preferred Stock (3)
4.4		Amended and Restated Certificate of Designation of the Series F Preferred Stock (4)
10.1		Letter Agreement, dated January 30, 2014, between the Company and Ironridge Global IV, Ltd. (5)
10.2		Statement of Work, dated February 4, 2014, between the Company and Hamilton Sundstrand (6)
10.3		Purchase Order, dated March 28, 2014, between the Company and Hamilton Sundstrand (6)
31.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Furnished herewith
(1)	Incorporated by reference to the Form 8-K/A previously filed by PositiveID Corporation on April 26, 2013.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to Exhibit 4.1 of the Form 8-K filed by PositiveID Corporation on November 12, 2013.
(4)	Incorporated by reference to Exhibit 4.1 of the Form 8-K filed by PositiveID Corporation on December 19, 2013.
(5)	Incorporated by reference to Exhibit 10.111 of the Registration Statement on Form S-1 filed by PositiveID Corporation on January 31, 2014.
(6)	Incorporated by reference to Exhibit 10.111 of the Form 10-K filed by PositiveID Corporation on April 11, 2014.

