Form 10-Q
period 2014-06-30
POSITIVEID Corp
filed 2014-08-14
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 11, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	95,302,672

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

POSITIVEID CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2014 (Unaudited)	December 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$183	$165
Prepaid expenses and other current assets	17	81
Total Current Assets	200	246

Property and Equipment, net	8	11
Goodwill	510	510
Intangibles, net	469	623
Other assets	11	11
Total Assets	$1,198	$1,401

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$433	$498
Accrued expenses and other current liabilities	587	652
Short-term convertible debt, net of discounts and premiums	1,676	460
Notes payable	699	696
Tax contingency	500	500
Contingent earn-out liability	505	514
Deferred revenue	2,581	2,500
Total Current Liabilities	6,981	5,820

Commitments and contingencies (Note 7)

Mandatorily redeemable preferred stock; Series I Preferred – 1,000 and 488 shares issued and outstanding, liquidation preference of $1,035 and $494 at June 30, 2014 and December 31, 2013, respectively	1,211	494

Stockholders’ Deficit:
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – 500 and 600 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; liquidation preference of $518 and $615, at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, 470,000,000 shares authorized, $.01 par value; 86,187,465 and 45,425,186 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	862	454
Additional paid-in capital	120,619	119,256
Accumulated deficit	(128,475)	(124,623)
Total Stockholders’ Deficit	(6,994)	(4,913)
Total Liabilities and Stockholders’ Deficit	$1,198	$1,401

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$420	$—	$420	$—
Operating expenses:
Direct labor	94	—	94	—
Selling, general and administrative	799	1,288	2,760	2,882
Research and development	64	160	86	331
Total operating expenses	957	1,448	2,940	3,213
Operating loss	(537)	(1,448)	(2,520)	(3,213)

Interest expense, net	(526)	(128)	(845)	(281)
Other income (expense), net	—	98	(7)	115
Net loss	(1,063)	(1,478)	(3,372)	(3,379)

Preferred stock dividends	(25)	101	(52)	91
Beneficial conversion on preferred stock	(84)	(1,080)	(480)	(4,485)
Net loss attributable to common stockholders	$(1,172)	$(2,457)	$(3,904)	$(7,773)

Loss per common share attributable to common stockholders – basic and diluted	$(0.02)	$(0.19)	$(0.06)	$(0.66)

Weighted average shares outstanding – basic and diluted	75,210	12,649	68,340	11,761

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statement of Stockholders’ Deficit

For the Six Months Ended June 30, 2014

(In thousands, except share data)

(Unaudited)

	Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2013	600	$—	45,425	$454	$119,256	$(124,623)	$(4,913)
Issuance of Series F Preferred shares for sale, net of costs	200	—	—	—	100	—	100
Issuance of Series F Preferred shares as fees, net of costs	250	—	—	—	250	—	250
Conversion of Series F Preferred shares and accrued dividends payable	(550)	—	17,244	173	(152)	—	21
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	480	(480)	—
Common Stock issued pursuant to convertible note conversions	—	—	9,037	90	15	—	105
Reclassification of Premium on convertible notes upon conversion	—	—	—	—	123	—	123
Beneficial conversion value of convertible debt	—	—	—	—	70	—	70
Exercise of warrants issued related to financing agreements	—	—	8,531	85	(85)	—	—
Reclassification of warrant liability upon conversion of warrants	—	—	—	—	22	—	22
Common shares issued as compensation	—	—	5,950	60	592	—	652
Preferred stock dividends	—	—	—	—	(52)	—	(52)
Net loss for the six months ended June 30, 2014	—	—	—	—	—	(3,372)	(3,372)
Balance at June 30, 2014	500	$—	86,187	$862	$120,619	$(128,475)	$(6,994)

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,372)	$(3,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161	204
Stock-based compensation	1,415	449
Convertible debt premium and cost amortization	408	206
Discount on liability settlement	—	92
Warrants fair-value adjustments	—	(101)
Non- cash interest expense and financing costs	410	14
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(10)	(128)
(Decrease) increase in accounts payable and accrued expenses	(131)	279
Increase in deferred revenue	81	1,500
Net cash used in operating activities	(1,038)	(864)
Cash flows from investing activity:
Purchase of property and equipment	(5)	(3)
Net cash used in investing activity	(5)	(3)
Cash flows from financing activities:
Proceeds from issuances of Series F Preferred Stock, net of fees	100	551
Proceeds from convertible debt financing, net of fees	961	608
Principal payments on short-term debt	—	(338)
Net cash provided by financing activities	1,061	821
Net (decrease) increase in cash and cash equivalents	18	(46)
Cash and cash equivalents, beginning of period	165	111
Cash and cash equivalents, end of period	$183	$65
Supplementary Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—
Non-cash financing and investing activities:
Preferred dividends converted into common stock	$20	$40
Conversion of promissory notes into common stock	$178	$150
Issuance of shares for fee	$—	$147
Issuance of warrants for advisory services	$—	$58
Equity conversion of accrued compensation payable	$—	$388

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

Authorized Common Stock (Reverse Stock Split)

As of June 30, 2014, the Company was authorized to issue 470 million shares of common stock.  On April 18, 2013, the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for- 25 and the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2014, the Company had a working capital deficiency of approximately $6.8 million, a stockholder’s deficit of approximately $6.7 million and an accumulated deficit of $128.5 million, compared to a working capital deficiency of $5.6 million, a stockholder’s deficit of $4.9 million and an accumulated deficit of $124.6 million as of December 31, 2013.  The Company has incurred operating losses since its inception, and had not generated revenue from continuing operations from 2009, until the three months ended June 30, 2014. The current operating losses are the result of research and development expenses and selling, general and administrative expenses. While the Company began recognizing revenue during the three months ended June 30, 2014, the Company expects its operating losses to continue through at least the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the continued development of its products and to support working capital requirements.  Until the Company is able to achieve operating profits, the Company will continue to seek to access the capital markets.  In 2013 the Company raised approximately $1.4 million from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt.  During the six months ended June 30, 2014, the Company raised $1.1 million, net of fees, from the issuance of convertible notes and convertible preferred stock (see Note 4).  In March and April 2013 the Company received $1,500,000 in two equal installments, under its license agreement with The Boeing Company (see Note 9).

 On March 28, 2014, the Company entered into an agreement, in the form of a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the U.S. Department of Defense (“DoD”). On July 9, 2014 the Company received an additional purchase order, bringing the total value of the fixed price arrangement to $1.0 million. Pursuant to the agreement, work commenced in April 2014 and is expected to be completed by October of 2014. As of June 30, 2014 the Company had received $490 thousand (net of $7,350 in fees) of the contract value and had recognized revenue of $420 thousand. The remaining value of the agreement is expected to be received and recognized during the remainder of 2014.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue to access capital to provide funds to meet its working capital requirements for the near-term future. In addition and if necessary, the Company could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that the Company will be able to negotiate additional sources of equity or credit for its long term capital needs. The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows, and result in significant dilution to the Company’s existing stockholders. The Company’s unaudited consolidated financial statements do not include any adjustments relating to recoverability of assets and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this standard may have on our results of operations, cash flows or financial condition.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently evaluating the impact this standard may have on our results of operations, cash flows or financial condition.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of PositiveID Corporation and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

Convertible Notes With Variable Conversion Options

The Company has entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion, and records the premium as accretion to interest expense to the date of first conversion, typically six months.

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

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of June 30, 2014 and 2013 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	June 30,
	2014	2013
Convertible preferred stock	54,482	12
Stock options	2,857	428
Warrants	2,490	636
Unvested restricted shares of common stock	3,432	5,865
	63,261	6,941

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

The estimated purchase price of the Acquisition include the contingent earnout consideration of approximately $750,000. The fair value of the contingent consideration was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement. On October 31, 2011, the Company entered into an agreement with two of the selling MFS shareholders pursuant to which the two individuals waived their right to any earn-out compensation for 2011 in settlement of the closing working capital adjustment provisions of the purchase agreement. The two individuals, who had a combined ownership interest in MFS of 68% also agreed to receive any future earnout consideration at a price of no lower than $8 per share.

Sale of Subsidiary to Related Party

On January 11, 2012, VeriTeQ Acquisition Corporation, or VeriTeQ, which is owned and controlled by our former chairman and chief executive officer, Scott Silverman, purchased all of the outstanding capital stock of PositiveID Animal Health, or Animal Health, in exchange for a secured promissory note in the amount of $200,000, or the Note, and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest, to which no value was ascribed. The Note accrued interest at 5% per annum. Payments under the Note were to begin on January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note was secured by substantially all of the assets of Animal Health pursuant to a security agreement dated January 11, 2012, or the VeriTeQ Security Agreement. Mr. Caragol was a director of VeriTeQ Acquisition Corporation until July 8, 2013. Mr. Krawitz, a director of the Company, was a director of VeriTeQ Acquisition and VeriTeQ Corporation, its successor, until June 17, 2014.

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

June 30, 2014

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

License of iglucose

In February 15, 2013, the Company entered into an agreement the (“SGMC Agreement”) with SGMC, Easy Check, Easy-Check Medical Diagnostic Technologies Ltd., an Israeli company, and Benjamin Atkin, an individual (“Atkin”), pursuant to which the Company licensed its iglucose ™ technology to SGMC for up to $2 million based on potential future revenues of glucose test strips sold by SGMC.  These revenues will range between $0.0025 and $0.005 per strip. A person with diabetes who tests three times per day will use over 1,000 strips per year.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(i)	$0.0025 per strip sold until SGMC has paid aggregate Consideration of $1,000,000; and
(ii)	$0.005 per strip sold thereafter until SGMC has paid aggregate Consideration of $2,000,000; provided, however, that the aggregate Consideration payable by SGMC pursuant to the SGMC Agreement shall in no event exceed $2,000,000.

4. Equity and Debt Financing Agreements

Ironridge Series F Preferred Stock Financings

Beginning in July 2011, the Company entered into a series of financings with Ironridge involving the Company’s Series F convertible preferred stock. Since July 2011 and through June 30, 2014, a total of 3,150 Series F shares have been issued and 2,650 have been converted into common shares. No Series F shares have been redeemed. As of June 30, 2014 there are 500 shares of Series F outstanding.

On August 26, 2013, the Company entered into a Stock Purchase Agreement (the “Ironridge Stock Purchase Agreement”) and a Registration Rights Agreement (the “Ironridge Registration Rights Agreement” and, collectively, the “Ironridge Agreements”) with Ironridge Global IV, Ltd., a British Virgin Islands business company (“Ironridge”). Pursuant to the Ironridge Agreements, the Company agreed to issue 450 shares of Series F Preferred Stock (“Series F”) to Ironridge in exchange for $300,000. Additionally, the Company issued 100 shares and 50 shares of Series F as commitment and documentation fees, respectively. During the six months ended June 30, 2014, 400 of these Series F shares were converted into 13,758,398 shares of common stock. As of June 30, 2014, 200 of these Series F shares are outstanding.

The Company has the option to buy back any shares of Series F at the liquidation value plus accrued dividends, without any premium. The Company also agreed to file a Registration Statement covering the common shares underlying the Series F within 30 days of closing and to use its best efforts to get the Registration Statement effective. As the Registration Statement was not effective within 90 days of closing on January 10, 2014 the Company issued 150 shares of Series F to Ironridge as liquidated damages, for which an expense in the amount of $150,000 has been recorded during the six months ended June 30, 2014. On February 25, 2014, these 150 shares of Series F were converted into 3,398,389 shares of common stock.

On February 27, 2014, the Company entered into a Stock Purchase Agreement with Ironridge Global IV, Ltd., a British Virgin Islands business company (“Ironridge”). Pursuant to the agreement, the Company agreed to issue 150 shares of Series F to Ironridge in exchange for $100,000. Additionally, the Company issued 50 shares of Series F as commitment and documentation fees, and in March 2014 issued an additional 100 shares of Series F as liquidated damages, for which an expense in the amount of $100,000 was recorded, in fulfillment of its obligations under the agreement. As of June 30, 2014, all 300 of these Series F shares are outstanding.

During the three months ended June 30, 2014, the Company converted 100 shares of Series F Preferred stock into 3,348,458 shares of common stock. Through June 30, 2014, the Company and Ironridge had converted a total of 2,650 shares of Series F Preferred Stock, pursuant to which the Company issued a total of 33,177,323 shares of common stock to the Ironridge Entities.

In connection with the Series F conversions, the Company recorded beneficial conversion dividends during the three months ended June 30, 2014 and 2013 totaling $84,000 and $1.1 million respectively, representing the excess of fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. These charges are non-cash charges.

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

June 30, 2014

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

Due to the above variations in the conversion price, the beneficial conversion feature is considered contingent and not measurable or recorded until the actual conversion dates. The beneficial conversion feature is recorded as a constructive dividend and was $480,000 for the six months ended June 30, 2014.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

On February 27, 2013, the Company borrowed $75,000 pursuant to a convertible note, in connection with which it issued the lender immediately exercisable warrants to purchase 68,182 shares of common stock at an initial exercise price of $0.55 per share.  The debt was recorded at a discount in the amount of $28,125, representing the relative fair value of the warrants. Additionally, a liability of $35,687 was recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $75,000 note there is a beneficial conversion feature of approximately $18,750, which will be amortized over the one year term of the note. During 2013, the note principal and interest was fully converted into an aggregate of 4,155,937 shares of common stock. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. During the quarter ended June 30, 2014, the warrants were converted, on a cashless basis, into 2,304,215 shares of common stock.

On June 4, 2013, the Company borrowed $50,000 pursuant to a convertible note, in connection with which it issued the lender immediately exercisable warrants to purchase 104,167 shares of common stock at an initial exercise price of $0.24 per share.  The debt was recorded at a discount in the amount of $23,684, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $50,000. Additionally, a liability of $23,223 was recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $50,000 note there is a beneficial conversion feature of approximately $12,500, which will be amortized over the one year term of the note. In 2013, $47,850 principal balance of the convertible note was converted into 2,600,000 shares of common stock. As of March 2014, remaining balance of the note principal and interest was fully converted into 725,734 shares of common stock. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. During the quarter ended June 30, 2014, the warrants were converted, on a cashless basis, into 1,508,848 shares of common stock.

On July 3, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the "Convertible Promissory Note") in the principal amount of $78,500, with a maturity date of April 8, 2014, convertible into shares of common stock, $0.001 par value per share, of the Company, upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that the Note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the Convertible Promissory Note into common shares of stock at a 42% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the Convertible Promissory Note, the Company recorded a premium of $56,845 which was amortized over the life of the Note. As of June 30, 2014, the outstanding principal and interest on the Convertible Promissory Note was converted, on a cashless basis, into 5,790,072 shares of common stock.

On December 13, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the “December Purchase Agreement”). Pursuant to the terms of the December Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “December Convertible Promissory Note”) in the principal amount of $103,500, with a maturity date of September 17, 2014, convertible into shares of common stock, $0.001 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such December Convertible Promissory Note. Interest shall commence accruing on the date that such note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the December Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the December Convertible Promissory Note, the Company recorded a premium of $66,172 all of which was amortized in the six months ended June 30, 2014. The underlying Note maybe prepaid, subject to an escalating premium, prior to maturity and conversion. During the quarter ended June 30, 2014, $83,500 principal balance of the convertible note was converted into 2,520,748 shares of common stock. As of June 30, 2014, the outstanding principal and interest on the December Convertible Promissory Note was $25,927.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

On January 24, 2014, the Company entered into a Securities Purchase Agreement for a convertible promissory note (the “January Purchase Agreement”). Pursuant to the terms of the January Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “January Convertible Promissory Note”) in the principal amount of $78,500 with a maturity date of October 28, 2014, convertible into shares Common Stock, upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that such note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the January Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the January Convertible Promissory Note, the Company computed a premium of $50,189 as the note is considered stock settled debt under ASC 480. The interest expense related to the accretion of that premium in the six months ended June 30, 2014 was $41,643. The underlying note maybe prepaid, subject to an escalating premium, prior to maturity and conversion. As of June 30, 2014, the outstanding principal and interest on the January Convertible Promissory Note was $82,059.

On February 20, 2014, the Company borrowed $82,500 pursuant to a convertible note with an OID of $7,500 resulting in cash received of $75,000. The debt was issued at a 10% discount, matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing prices in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company recorded a beneficial conversion feature of $30,000. The amortization expense recorded in the six months ended June 30, 2014 was approximately $5,908. As of June 30, 2014, the outstanding principal and interest on the note was $84,375.

On February 21, 2014, the Company entered into a financing arrangement pursuant to which it borrowed $100,000 in unsecured debt, convertible at the discretion of the lender. The debt was issued at a 10% discount, matures on August 21, 2014, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $66,667 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the six months ended June 30, 2014. As of June 30, 2014, the outstanding principal and interest on the note was $105,702.

On March 4, 2014 the Company borrowed two notes of $75,000, each from a separate lender with maturity dates of March 4, 2015. Under each agreement the Company received $65,750, which was net of legal and due diligence fees. The notes bear interest at 8% per annum and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with each note the Company also issued an additional note, of identical terms, each for $75,000. The additional note was paid for by the issuance of a note payable from the lenders to the Company. In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full.  The additional note payable has been netted with the related note receivable. In connection with the issuance of the notes, the Company computed a premium of $100,000 as the debt is considered a stock settled debt under ASC 480. The amortization expense related to that premium recorded in the six months ended June 30, 2014 was $59,730. As of June 30, 2014, the outstanding principal and interest on the notes was $154,000. On May 5, 2014 one of the $75,000 notes receivable due to the company was paid, for which the Company received $65,750, net of fees. Concurrent with the repayment the Company and the lender entered into two new convertible notes, for $75,000 each, on identical terms to the March 4, 2014 convertible notes. Each of these two notes was paid for by the issuance of notes payable from the lenders to the Company, each for $75,000, on identical terms to the March 4, 2014 notes. These two new notes have been netted for presentation purposes. In connection with the payment of the note receivable to the Company, the Company computed a premium of $50,000 related to one of the additional notes that had been entered into on March 4, 2014. The amortization expense related to that premium recorded in the six months ended June 30, 2014 was $21,705.

 On March 19, 2014 the Company borrowed $52,500 with a maturity date of March 19, 2015, pursuant to a financing agreement. Under the agreement the Company received $46,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company computed a premium of $35,000 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the six months ended June 30, 2014 was approximately $18,824. As of June 30, 2014, the outstanding principal and interest on the notes was $53,900.

On April 4, 2014 the Company borrowed $50,000 with a maturity date of April 4, 2015, pursuant to a financing agreement. Under the agreement the Company received $44,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the twenty days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the six months ended June 30, 2014 was $15,135. As of June 30, 2014, the outstanding principal and interest on the notes was $51,000.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

On April 14, 2014 the Company borrowed $63,000 with a maturity date of January 2, 2015, pursuant to a financing agreement. Under the agreement the Company received $60,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $40,279 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the six months ended June 30, 2014 was $16,765. As of June 30, 2014, the outstanding principal and interest on the notes was $64,656.

On April 16, 2014, the Company entered into a financing arrangement pursuant to which borrowed $110,000 in unsecured debt with a maturity date of April 16, 2016, convertible at the discretion of the lender. The Company issued a convertible note in favor of a lender with a principal sum of $110,000.  The debt was issued at a 10% original issue discount resulting in proceeds of $100,000, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing prices in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company recorded a beneficial conversion feature of $40,000. The amortization expense recorded in the quarter ended June 30, 2014 was approximately $5,000. As of June 30, 2014, the outstanding principal and interest on the notes was $111,500.

On April 25, 2014 the Company borrowed $50,000 with a maturity date of January 25, 2015, pursuant to a financing agreement. Under the agreement the Company received $45,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the six months ended June 30, 2014 was $11,892.As of June 30, 2014, the outstanding principal and interest on the notes was $50,960.

 On May 22, 2014 the Company borrowed $63,000 with a maturity date of February 27, 2015, pursuant to a financing agreement. Under the agreement the Company received $60,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $40,279 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the six months ended June 30, 2014 was $6,749. As of June 30, 2014, the outstanding principal and interest on the notes was $63,700.

On June 17, 2014 the Company borrowed of $25,000, with a maturity date of June 17, 2015, pursuant to a financing agreement. Under the agreement the Company received $22,000, which was net of legal and due diligence fees. The notes bear interest at 8% per annum and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $16,667. The amortization expense related to that premium recorded in the six months ended June 30, 2014 was $991. As of June 30, 2014, the outstanding principal and interest on the notes was $25,167.

 On June 17, 2014 the Company borrowed $40,000 with a maturity date of June 17, 2015, pursuant to a financing agreement. Under the agreement the Company received $36,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company computed a premium of $26,667. The amortization expense related to that premium recorded in the six months ended June 30, 2014 was $1,441. As of June 30, 2014, the outstanding principal and interest on the notes was $40,267.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

On June 17, 2014, the Company borrowed $55,000 with a maturity date of June 17, 2016, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $50,000, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing price in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company computed a premium of $36,667. The amortization expense related to that premium recorded in the six months ended June 30, 2014 was $2,378. As of June 30, 2014, the outstanding principal and interest on the notes was $55,229.

Subsequent to June 30, 2014, the Company entered into four new convertible notes totaling $393,000, with proceeds to the Company of $340,000, net of fees. The terms of the notes are substantially similar the Company’s other convertible notes, which carry interest rates between 8% to 10% and have a holder option to convert outstanding principal and interest into common shares of the company at a 40% discount to the price of the common stock at the time of conversion. In conjunction with one of the notes the Company issued a warrant for 1,000,000 common shares which are convertible at a price of $0.08, which has a cashless exercise option and does not have pricing resets.

Debenture Financing

Effective as of January 16, 2013, the Company entered into a Securities Purchase Agreement (the “TCA Purchase Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”), pursuant to which TCA may purchase from the Company up to $5,000,000 senior secured, convertible only upon default, redeemable debentures (the “Debentures”). A $550,000 Debenture was purchased by TCA on January 16, 2013 (the “First Debenture”).

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

Beginning in January 2014 the Company was not current in its payments under the Debenture. On April 3, 2014 TCA sold its rights under the TCA SPA, Debenture, Security Agreement and all related transaction documents to Ironridge, releasing the Company of all of its obligations to TCA, including the obligation to issue the additional $88,000 incentive shares as discussed above.  The sale price paid from Ironridge to TCA was $425,000.  Also on April 3, 2014 the Company and Ironridge amended the Debenture, setting the amount owed as of April 3, 2014 at $425,000, extending the maturity date to April 2, 2015, lowering the interest rate to 3.4% and to amend the formula for conversion of Debenture principal and interest into common shares of the Company.  Pursuant to the amended Debenture, Ironridge has the right, at any time, to request the conversion of principal and accrued interest  into free trading shares of common Stock of the Company at a price equal to: (i) the conversion amount; divided by (ii) an amount, equal to 85% of the closing bid price of the Company's common stock on April 3, 2014, not to exceed 85% of the average of the daily volume weighted average prices of the Company's common Stock for any five of the trading days from April 3, 2014 until the date that the Debenture is paid or converted in full. There was no material gain or loss on this modification. At the time of the amendment the Company recorded a conversion premium of $75,000, all of which was amortized in the six months ended June 30, 2014. As of June 30, 2014 the $428,613 balance of the Debenture has been recorded as convertible debt on the balance sheet.

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

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full.  The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest.  As of June 30, 2014, the Company had repaid $250,000 of the H&K Note and the outstanding balance was $591,010.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s chairman and chief executive officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company. In December, 2012, the Company paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Caragol agreed to terminate his security interest, effective January 16, 2013. As of June 30, 2014, the outstanding principal and interest on the Caragol Note was $107,764.

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

A summary of option activity under the Company’s stock incentive plans as of June 30, 2014, and changes during the six months then ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2014	1,409	$2.83
Granted	1,450	$0.04
Exercised	—	$—
Forfeited	(3)	$127.88
Outstanding at June 30, 2014	2,856	$1.29
Exercisable at June 30, 2014	2,757	$1.34

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

A summary of restricted stock outstanding under the Company’s stock incentive plans as of June 30, 2014 and changes during the six months then ended is presented below (in thousands):

Unvested at January 1, 2014	300
Issued	—
Vested	(100)
Forfeited	—
Unvested at June 30, 2014	200

During the three and six months ended June 30, 2014 the Company issued 2.2 million and 6.0 million restricted shares, respectively, to employees, directors and consultants. The shares issued to employees and directors vest over periods from April 1, 2014 to January 1, 2016. Restricted shares issued to consultants are usually fully vested. As of June 30, 2014 the Company has 3.2 million unvested restricted shares outstanding, not issued under stock incentive plans. During the three and six months ended June 30, 2014 the Company recorded $258,000 and $652,000 of compensation expense related to restricted shares.

As of June 30, 2014, 2.5 million warrants to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of June 30, 2014. These warrants were granted at exercise prices ranging from $0.06 to $22.0 per share, are fully vested and are exercisable for a period from five to seven years.

The Company recorded an expense related to stock options, restricted stock issued, and issuance of Series I Preferred to employees and advisors of approximately $0.3 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively and $1.4 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 the Company had $0.6 million of unamortized compensation related to stock option and restricted share grants. This compensation will be amortized as an operating expense over the remainder of 2014, and the year ended December 31, 2015.

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

June 30, 2014

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

On December 31, 2013, the three independent directors were each granted 25 shares of Series I, as a component of their 2014 board compensation. On January 14, 2014 an additional 512 shares of Series I were issued to the Company’s CEO, President and Senior Vice President. Of these shares 381 were issued to the Company’s chief executive officer as follows: (i) 138 shares issued for 2013 incentive compensation, (ii) 143 shares were issued for his agreement to amend his employment contract and reduce his annual salary from the remainder of the term of the contract to $200,000, per annum, and (iii) 100 shares of Series I as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during prior years. All Series I shares granted vest on January 1, 2016. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates vesting. As such the Company recorded an expense in the amount of $763,000 representing the fair value of the shares during the six months ended June 30, 2014.

6. Income Taxes

The Company had an effective tax rate of nil for the three and six months ended June 30, 2014 and 2013. The Company incurred losses before taxes for the three and six months ended June 30, 2014 and 2013. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable. As of June 30, 2014 the Company had made payments to Stanley of $385,777 and had a remaining balance owed to Stanley of $819,677 related to their upfront payments to CRA in 2012.

On February 28, 2014 the Company received final notice from the CRA. The Company has determined that it will not further appeal the decision in the final notice. The Company and Stanley are in the process of submitting the amended tax returns necessary to effect the final adjustments. Based on management’s estimate the Company’s liability to Stanley is approximately $500,000. The Company recorded a tax expense of $371,000 for the year ended December 31, 2013 to reflect this adjusted tax obligation to Stanley. The $500,000 is recorded as a tax contingency liability in the accompanying unaudited condensed consolidated financial statements for quarter ended June 30, 2014.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

8.   Employment Contracts and Stock Compensation to Related Parties

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 was paid through the issuance of Series I Preferred Stock (see below).  The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 0.5 million shares of restricted stock over a four-year period as follows: (i) 100,000 shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000  shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000  shares on January 1, 2015, which shall vest on January 1, 2016. Stock compensation expense related to the restricted share grants totaled approximately $67,000 and $180,000 for the six months ended June 30, 2014 and 2013, respectively. On January 14, 2014, Mr. Caragol’s agreement was further amended, lowering his salary to $200,000 per annum through the remaining term of the agreement in exchange for the issuance of 138 shares of Series I Preferred Stock.

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

On September 28, 2012, the employment of Bryan D. Happ, our chief financial officer terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, we and Mr. Happ entered into a Separation Agreement and General Release, or the Separation Agreement, on September 28, 2012. Pursuant to the Separation Agreement, Mr. Happ is due to receive payments totaling $404,423, or the Compensation, consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid with 200,000 shares of our restricted common stock (such shares not issued under a stockholder approved plan) and $304,423 was be paid in cash. As of June 30, 2014, we have paid $140,834 of the cash balance to Mr. Happ.

9.   Agreements with The Boeing Company

On December 20, 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming Agreement (“Teaming Agreement”), and a Security Agreement (“Boeing Security Agreement”) with The Boeing Company (“Boeing”).

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

June 30, 2014

The Boeing License Agreement provides Boeing the exclusive license to manufacture and sell PositiveID’s M-BAND airborne bio-threat detector for the U.S. Department of Homeland Security’s BioWatch Generation 3 opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entering into the Boeing License Agreement, Boeing agreed to pay a license fee of $2.5 million (the “Boeing License Fee”) to the Company in three installments, which were paid in full during 2012 and 2013. The $2.5 million license fee received as of June 30, 2014 has been recorded as deferred revenue.

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

10.   Subsequent Events

Subsequent to June 30, 2014, the Company entered into four new convertible notes totaling $393,000, with proceeds to the Company of $340,000, net of fees. The terms of the notes are substantially similar the Company’s other convertible notes (see Note 4), which carry interest rates between 8% to 10% and have a holder option to convert outstanding principal and interest into common shares of the company at a 40% discount to the price of the common stock at the time of conversion. In conjunction with one of the notes the Company issued a warrant for 1,000,000 common shares which are convertible at a price of $0.08, which has a cashless exercise option and does not have pricing resets.

Subsequent to June 30, 2014, the remaining balance of the December Convertible Promissory Note, representing principal and accrued interest of $24,140, was converted into 773,718 shares of common stock.  In addition, the January Convertible Promissory Note, which had a balance of $81,640, including principal and accrued interest, was converted into 3,132,485 shares of common stock.  Additionally, on July 30, 2014, the Company converted 100 shares of Series F Preferred stock into 5,020,964 shares of common stock. The Company also issued additional 188,040 shares of common stock in relation to prior Series F Preferred stock conversion during the three months ended June 30, 2014.

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

 This Report also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates. Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this Report are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Report are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 and include:

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

We reported revenue of $420,000 and nil for the three months ended June 30, 2014 and 2013, respectively. On March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the U.S. Department of Defense (“DoD”). Pursuant to the agreement, work commenced in April 2014 and is expected to be completed in October of 2014. In July 2014 the Company received an additional purchase order to increase the scope and value of the agreement. The terms of this fixed price agreement include a total value of $1,008,000 to PositiveID, paid in monthly installments between April and October, 2014.

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

We entered into the Boeing License Agreement in December 2012.  The Company has deferred the $2.5 million received in conjunction with the Boeing License Agreement and anticipates recognizing the entire $2.5 million fee as revenue in accordance with applicable accounting literature and SEC guidance.

The Company continues to bid on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such contracts.

Direct Labor

Direct labor consists of compensation expense for employees and consultants working directly on the Company’s revenue producing agreements. Direct labor was $94,000 and nil for the three months ended June 30, 2014 and 2013, respectively, related to the contract discussed above, on which work began in April 2014.

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

Selling, general and administrative expense decreased by $481,000, or 37%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This decrease was primarily the result of an adjustment to the contingent earn-out liability, increased direct labor, and reduction in overhead expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

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

Research and development expense decreased by $96,000, or 60%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The decrease was primarily attributable to the increase in direct labor and the timing of the development expenses related to our molecular diagnostic products.

Interest and Other Expense (net)

Interest expense (net) increased by approximately $398,000 or 311%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The increase was primarily attributed to the fair value premiums recorded to increase the balance of a convertible notes, in the three months ended June 30, 2014.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the three months ended June 30, 2014 and 2013 was approximately $84,000 and $1.1 million, respectively.  This amount in both periods is a non-cash charge.  The decrease of $1.0 million is primarily the result of decreased Series F preferred conversions during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

We reported revenue of $420,000 and nil for the six months ended June 30, 2014 and 2013, respectively. On March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTAS to support a contract for the DoD. Pursuant to the agreement, work commenced in April 2014 and is expected to be completed in October of 2014. In July 2014 the Company received an additional purchase order to increase the scope and value of the agreement. The terms of this fixed price agreement include a total value of $1,008,000 to PositiveID, paid in monthly installments between April and October, 2014.

This agreement will support the DoD JUPITR Program, which is intended to detect biological threats in order to protect our nation’s warfighters and allies. Under the JUPITR program the DoD will test and evaluate PositiveID’s biological detection and identification product, M-BAND. The assessment will baseline performance, reliability, maintainability, ease of use, and cost of operation to provide the “best of breed” and most affordable options for the U.S. Army and U.S. Air Force.

We entered into the Boeing License Agreement in December 2012.  The Company has deferred the $2.5 million received in conjunction with the Boeing License Agreement and anticipates recognizing the entire $2.5 million fee as revenue in accordance with applicable accounting literature and SEC guidance.

The Company continues to bid on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such contracts.

Direct Labor

Direct labor consists of compensation expense for employees and consultants working directly on the Company’s revenue producing agreements. Direct labor was $94,000 and nil for the six months ended June 30, 2014 and 2013, respectively, related to the contract discussed above, on which work began in April 2014.

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

Selling, general and administrative expense decreased by $114,000, or 4%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This decrease was primarily the result of reduction in overhead expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

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

Research and development expense decreased by $245,000, or 74%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The decrease was primarily attributable to the increase in direct labor and the timing of the development expenses related to our molecular diagnostic products.

Interest and Other Expense (net)

Interest expense (net) increased by approximately $564,000 or 201%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily attributed to the fair value premiums recorded to increase the balance of convertible notes, and issuance of Series F Preferred Stock as liquidating damages in the six months ended June 30, 2014.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the six months ended June 30, 2014 and 2013 was approximately $0.5 and $4.5 million, respectively.  This amount in both periods is a non-cash charge.  The decrease of $4.0 million is primarily the result of decreased Series F preferred conversions during the three months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, cash and cash equivalents totaled $183,000 compared to cash and cash equivalents of $165,000 at December 31, 2013.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $1.0 million and $0.9 million during the six months ended June 30, 2014 and 2013, respectively, primarily to fund operating losses. This increase in cash used in operating activities was primarily the result of the Company’s efforts to reduce current liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was not significant for the six months ended June 30, 2014 or 2013.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $1.1 million and $0.8 million during the six months ended June 30, 2014 and 2013, respectively, primarily related to proceeds from the issuance of convertible notes and the sale of Series F Preferred Stock.

Financial Condition

As of June 30, 2014, we had a working capital deficiency of approximately $6.8 million and an accumulated deficit of approximately $128.5 million, compared to a working capital deficit of approximately $5.6 million and an accumulated deficit of approximately $124.6 million as of December 31, 2013. The decrease in working capital was primarily due to operating losses for the period, deferral of the Boeing license payments and the reclassification of the tax contingency as a current liability.

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

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  In 2013 we raised approximately $1.4 million, net of principal repayments on a debenture, from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt. Additionally, in 2013 we collected $1.5 million under our license agreement with Boeing.  For the six months ended June 30, 2014 we have raised approximately $1.1 million, net, from convertible debt and preferred stock issuances.

Additionally, on March 28, 2014 the Company entered into an agreement, amended and augmented in July 2014, in the form of a purchase order, from UTAS to support a contract for the DoD. Pursuant to the agreement, work commenced in April 2014 and is expected to be completed in October of 2014. The terms of this fixed price agreement include a total value of $1,008,000 to PositiveID, paid in monthly installments between April and October, 2014.

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

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “Smaller Reporting Company,” we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2014. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2014 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and CFO had concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities.

During the three months ended June 30, 2014, we issued shares of our Common Stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1)	On April 3, 2014, we issued 2,359,838 shares of our common stock to JMJ Financial in connection with cashless warrant exercises.

2)	On April 16, 2014, we issued an aggregate of 1,000,000 shares of our common stock to certain members of our senior management as performance-based incentive compensation for 2013.

3)	On May 1, 2014, we issued 300,000 shares of our common stock to a consultant pursuant to a consulting agreement.

4)	On May 7, 2014, we issued 350,000 shares of our common stock to a consultant pursuant to a consulting agreement.

5)	On May 30, 2014, we issued 3,348,458 of our common shares to Ironridge Global IV, LLC Pursuant to the preferred stock agreement dated August 26, 2013.

6)	On June 19, 2014, we issued 589,971 shares of our common stock to Asher Enterprises, Inc. in connection with the conversion of a promissory note.

7)	On June 23, 2014, we issued 558,659 shares of our common stock to Asher Enterprises, Inc. in connection with the conversion of a promissory note.

8)	On June 23, 2014, we issued 250,000 shares of our common stock to a consultant pursuant to a consulting agreement.

9)	On June 23, 2014, we issued 250,000 shares of our common stock to a consultant pursuant to a consulting agreement.

10)	On June 26, 2014, we issued 470,219 shares of our common stock to Asher Enterprises, Inc. in connection with the conversion of a promissory note.

11)	On June 30, 2014, we issued 901,899 shares of our common stock to Asher Enterprises, Inc. in connection with the conversion of a promissory note.

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

POSITIVEID CORPORATION (Registrant)

Date: August 14, 2014	By:	/s/ William J. Caragol
William J. Caragol
Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit Index

Exhibit Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012, May 31, 2012 and April 18, 2013 (1)
3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (2)
4.1		Amended and Restated Certificate of Designation of the Series I Preferred Stock (3)
4.4		Amended and Restated Certificate of Designation of the Series F Preferred Stock (4)
31.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Furnished herewith
(1)	Incorporated by reference to the Form 8-K/A previously filed by PositiveID Corporation on April 26, 2013.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to Exhibit 4.1 of the Form 8-K filed by PositiveID Corporation on November 12, 2013.
(4)	Incorporated by reference to Exhibit 4.1 of the Form 8-K filed by PositiveID Corporation on December 19, 2013.

