Form 10-Q
period 2014-09-30
POSITIVEID Corp
filed 2014-11-17
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 10, 2014 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	159,125,099

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

POSITIVEID CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2014 (Unaudited)	December 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$418	$165
Prepaid expenses and other current assets	14	81
Total Current Assets	432	246

Property and Equipment, net	6	11
Goodwill	510	510
Intangibles, net	408	623
Other assets	11	11
Total Assets	$1,367	$1,401

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$303	$498
Accrued expenses and other current liabilities	530	652
Short-term convertible debt, net of discounts and premiums	1,993	460
Notes payable	700	696
Embedded conversion option liability	914	—
Tax contingency	500	500
Contingent earn-out liability	254	514
Deferred revenue	2,609	2,500
Total Current Liabilities	7,803	5,820

Long Term Liabilities:
Mandatorily redeemable preferred stock; Series I Preferred, 1,000 shares designated – 1,000 and 488 shares issued and outstanding, liquidation preference of $1,050 and $494 at September 30, 2014 and December 31, 2013, respectively	1,226	494
Total Liabilities	9,029	6,314

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $.001 par value; Convertible Series F Preferred, 2,500 shares designated – 200 and 600 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; liquidation preference of $207 and $615, at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, 470,000,000 shares authorized, $.01 par value; 116,741,642 and 45,425,186 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,167	454
Additional paid-in capital	121,251	119,256
Accumulated deficit	(130,080)	(124,623)
Total Stockholders’ Deficit	(7,662)	(4,913)
Total Liabilities and Stockholders’ Deficit	$1,367	$1,401

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$325	$—	$745	$—
Operating expenses:
Direct labor	103	—	197	—
Selling, general and administrative	691	675	3,365	3,460
Research and development	123	149	318	483
Total operating expenses	917	824	3,880	3,943
Operating loss	(592)	(824)	(3,135)	(3,943)

Interest expense	(974)	(240)	(1,818)	(525)
Change in contingent earn-out liability	251	225	260	131
Change in fair value of embedded conversion option liability	(14)	—	(14)	—
Other income (expense)	—	44	(7)	162
Net loss	(1,329)	(795)	(4,714)	(4,175)

Preferred stock dividends	(21)	1	(74)	93
Beneficial conversion on preferred stock	(263)	(2,506)	(743)	(6,990)
Net loss attributable to common stockholders	$(1,613)	$(3,300)	$(5,531)	$(11,072)

Loss per common share attributable to common stockholders – basic and diluted	$(0.02)	$(0.20)	$(0.07)	$(0.74)

Weighted average shares outstanding – basic and diluted	86,875	16,203	77,318	14,929

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2014

(In thousands)

(Unaudited)

	Series F Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2013	600	$—	45,425	$454	$119,256	$(124,623)	$(4,913)
Issuance of Series F Preferred shares for sale, net of costs	200	—	—	—	100	—	100
Issuance of Series F Preferred shares as fees, net of costs	250	—	—	—	250	—	250
Conversion of Series F Preferred shares and accrued dividends payable	(850)	—	31,817	318	(280)	—	38
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	743	(743)	—
Common Stock issued pursuant to convertible note conversions	—	—	22,916	229	266	—	495
Reclassification of Premium on convertible notes upon conversion	—	—	—	—	221	—	221
Beneficial conversion value of convertible debt	—	—	—	—	70	—	70
Reclassification of derivative liability upon debt conversion	—	—	—	—	31	—	31
Cashless exercise of warrants issued related to financing agreements	—	—	8,531	85	(85)	—	—
Reclassification of warrant liability upon conversion of warrants	—	—	—	—	22	—	22
Relative fair-value of warrant issued with debt	—	—	—	—	41	—	41
Common shares issued as compensation	—	—	8,050	81	690	—	771
Preferred stock dividends	—	—	—	—	(74)	—	(74)
Net loss for the nine months ended September 30, 2014	—	—	—	—	—	(4,714)	(4,714)
Balance at September 30, 2014	200	$—	116,739	$1,167	$121,251	$(130,080)	$(7,662)

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(4,714)	$(4,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	225	288
Stock-based compensation	1,527	607
Series F stock issued as penalty fee	250	—
Changes in fair value of embedded conversion option liability	14	—
Convertible debt discounts and premium amortization	1,406	426
Discount on liability settlement	—	92
Warrant fair-value adjustments	—	(143)
Non-cash interest expense and financing costs	200	23
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(8)	(213)
(Decrease) increase in accounts payable and accrued expenses	(551)	185
Increase in deferred revenue	109	1,500
Net cash used in operating activities	(1,542)	(1,410)
Cash flows from investing activity:
Purchase of property and equipment	(5)	(3)
Net cash used in investing activity	(5)	(3)
Cash flows from financing activities:
Proceeds from issuances of Series F Preferred Stock, net of fees	100	1,050
Proceeds from convertible debt financing, net of fees	1,700	688
Principal payments on short-term debt	—	(338)
Net cash provided by financing activities	1,800	1,400
Net (decrease) increase in cash and cash equivalents	253	(13)
Cash and cash equivalents, beginning of period	165	111
Cash and cash equivalents, end of period	$418	$98
Supplementary Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—
Non-cash financing and investing activities:
Preferred dividends converted into common stock	$38	$48
Conversion of promissory notes into common stock	$664	$242
Beneficial conversion value recognized as dividend in Series F preferred stock conversions	$743	$—
Beneficial conversion value recorded on new debt	$70	$—
Relative fair value of warrants issued with debt	$41	$—
Reclassification of embedded conversion option liability upon conversion of debt	$31	$—
Reclassification of warrant liability upon exercise of warrants	$22	$—
Issuance of shares for fee	$—	$142
Issuance of warrants for advisory services	$—	$110
Equity conversion of accrued compensation payable	$—	$801
Discounts recorded for loan fees and OID	$165	$—
Embedded conversion liability discount	$930	$—

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

1.   Organization and Basis of Presentation

PositiveID, including its wholly owned subsidiary MicroFluidic Systems (“MFS”) (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection, for rapid diagnostic testing, and also develops assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  The Company is also developing the handheld automated pathogen detection system Firefly Dx for rapid diagnostics, both for point of need and clinical applications.

Authorized Common Stock (Reverse Stock Split)

As of September 30, 2014, the Company was authorized to issue 470 million shares of common stock.  On April 18, 2013, the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for- 25 and the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively adjusted to reflect the reverse stock split.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2014, the Company had a working capital deficiency of approximately $7.4 million, a stockholder’s deficit of approximately $7.7 million and an accumulated deficit of $130.0 million, compared to a working capital deficiency of $5.6 million, a stockholder’s deficit of $4.9 million and an accumulated deficit of $124.6 million as of December 31, 2013.  The Company has incurred operating losses since its inception, and had not generated revenue until the three months ended September 30, 2014 and the three months ended September 30, 2014. The current operating losses are the result of research and development expenses and selling, general and administrative expenses. While the Company began recognizing revenue during the three months ended June 30, 2014, the Company expects its operating losses to continue through at least the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing to fund the continued development of its products and to support working capital requirements.  Until the Company is able to achieve operating profits, the Company will continue to seek to access the capital markets.  In 2013 the Company raised approximately $1.8 million from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt.  During the nine months ended September 30, 2014, the Company raised $1.8 million, net of fees, from the issuance of convertible notes and convertible preferred stock (see Note 4).  In March and April 2013 the Company received $1,500,000 in two equal installments, under its license agreement with The Boeing Company (see Note 9).

 On March 28, 2014, the Company entered into an agreement, in the form of a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the U.S. Department of Defense (“DoD”). On July 9, 2014 the Company received an additional purchase order, bringing the total value of the fixed price arrangement to $1.0 million. Pursuant to the agreement, work commenced in April 2014 and was expected to be substantially complete by the end of 2014. As of September 30, 2014 the Company had received $854,000 of the contract value and had recognized revenue of $745 thousand. The remaining value of the agreement is expected to be received and recognized during the remainder of 2014 and early 2015.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “ Revenue from Contracts with Customers”.  The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact this standard may have on our results of operations, cash flows or financial condition.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “ Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”.  The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

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

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

To date, the Company has generated revenue from two sources: (1) professional services (consulting & advisory), and (2) technology licensing.

Specific revenue recognition criteria for each source of revenue is as follows:

(1)	Revenues for professional services, which are of short term duration, are recognized when services are provided,
(2)	Through September 30, 2014 technology license sales have been one time sales of a perpetual license to manufacture and sell our M-BAND by Boeing (see Note 9). Accordingly revenue is expected to be recognized upon the completion of all terms of that license. Currently the only outstanding term is the conversion of the existing teaming agreement with Boeing into a contract or sub-contract.

Convertible Notes With Variable Conversion Options

The Company has entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion, and records the premium as accretion to interest expense to the date of first conversion.

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for.  The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). For certain of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to the Company for debt with similar terms and maturities are substantially the same.

ASC Topic 820 provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the reported periods include valuation of goodwill and intangible assets, valuation of derivatives, estimate of the contingent earn-out liability, valuation of stock-based compensation and an estimate of the deferred tax asset valuation allowance.

Loss per Common Share

Basic and diluted loss per common share for all periods presented is calculated based on the weighted average common shares outstanding for the period. The following potentially dilutive securities were outstanding as of September 30, 2014 and 2013 and were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

	September 30,
	2014	2013
Convertible preferred stock	49,760	56,018
Stock options	2,856	409
Warrants	3,490	1,086
Unvested restricted shares of common stock	3,432	5,544
	59,538	63,057

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

Balance of contingent earnout liability as of January 1,2013	$645
Change in liability during 2013	(131)
Balance of contingent earnout liability as of December 31,2013	514
Change in liability during nine months ended September 30, 2014	(260)
Balance of contingent earnout liability as of September 30, 2014	$254

Sale of Subsidiary to Related Party

On January 11, 2012, VeriTeQ Acquisition Corporation, or VeriTeQ, which is owned and controlled by our former chairman and chief executive officer, Scott Silverman, purchased all of the outstanding capital stock of PositiveID Animal Health, or Animal Health, in exchange for a secured promissory note in the amount of $200,000, or the Note, and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest, to which no value was ascribed. The Note accrued interest at 5% per annum. Payments under the Note were to begin on January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note was secured by substantially all of the assets of Animal Health pursuant to a security agreement dated January 11, 2012, or the VeriTeQ Security Agreement. Mr. Caragol our CEO was a director of VeriTeQ Acquisition Corporation until July 8, 2013. Mr. Krawitz, a director of the Company, was a director of VeriTeQ Acquisition and VeriTeQ Corporation, its successor, until June 17, 2014.

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

Pursuant to the November Letter Agreement, VeriTeQ was required to deliver to the Company a warrant to purchase 300,000 shares of VeriTeQ common stock at price of $2.84. The warrant has the same terms as the warrant entered into between Hudson and VeriTeQ, including a term of 5 years and customary pricing reset provisions. The November Letter Agreement also specified that the remaining outstanding payable balance owed from VeriTeQ to the Company would be repaid pursuant to the following schedule: (a) $100,000 paid upon VeriTeQ raising capital in excess of $3 million (excluding the November 18, 2013 financing with Hudson), (b) within 30 and 60 days after the initial $100,000 payment, VeriTeQ shall pay $50,000 each (total of and additional $100,000) to the Company, and (c) the remaining balance of the payable (approximately $12,000) will be paid within 90 days after the initial $100,000 payment. The Letter Agreement also included several administrative corrections to previous agreements between the Company and VeriTeQ.

On October 20, 2014, the Company entered into a GlucoChip and Settlement Agreement (the “GlucoChip Agreement”) with VeriTeQ, the purpose of which is to transfer the final element of the Company’s implantable microchip business to VeriTeQ, to provide for a period of financial support to VeriTeQ to develop that technology, and to provide for settlement of the $222,115 owed by VeriTeQ to the Company under a shared services agreement under which the Company had provided financial support to VeriTeQ during 2012 and early 2013.

The GlucoChip Agreement provides for the termination of the License Agreement entered into between the Company and VeriTeQ on August 28, 2012, whereby the Company had retained an exclusive license to the GlucoChip technology. Pursuant to the GlucoChip Agreement, the Company retains its right to any future royalties from the sale of GlucoChip or any other implantable bio-sensor applications. The GlucoChip Agreement also provided for the settlement of the amounts owed pursuant to the Shared Services Agreement entered into between the Company and VeriTeQ on January 11, 2012, as amended. The current outstanding amount of $222,115, pursuant to the Shared Services Agreement was settled by VeriTeQ issuing a Convertible Promissory Note to the Company (“Note I”). Note I bears interest at the rate of 10% per annum; is due and payable on October 20, 2016; and may be converted by the Company at any time after 190 days of the date of closing into shares of VeriTeQ common stock at a conversion price equal to a 40% discount of the average of the three lowest daily trading prices (as set forth in Note I) calculated at the time of conversion. Note I also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under Note I in the event of such defaults. Additionally, pursuant to the GlucoChip Agreement, VeriTeQ has agreed to provide an initial common share reserve of 10,000,000 shares of common stock under its outstanding warrant with the Company. In addition, VeriTeQ has agreed to increase the reserved shares to cover twice the number of shares of common stock due if the warrant were exercised in full and maintain the number of reserved shares of common stock at that level.

Pursuant to the GlucoChip Agreement, the Company also agreed to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. On October 20, 2014, the Company funded VeriTeQ $60,000 and VeriTeQ issued the Company a Convertible Promissory Note (“Note II”) in the principal amount of $60,000. Note II bears interest at the rate of 10% per annum; is due and payable on October 20, 2015; and may be converted by the Company at any time after 190 days of the date of closing into shares of VeriTeQ common stock at a conversion price equal to a 40% discount of the average of the three lowest daily trading prices (as set forth in Note II) calculated at the time of conversion. Note II also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under Note II in the event of such defaults. Pursuant to the GlucoChip Agreement, the Company agreed to provide VeriTeQ with continuing financial support through issuance of additional convertible promissory notes with similar terms and conditions as Note II. The continuing financial support is not required to be more frequent than every 100 days and may not be in excess of $50,000 in any individual note.

As VeriTeQ is an early stage company, not yet fully capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. When proceeds are realized in the future, gains will be recognized.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

To date, no royalties have been realized from this agreement.

4. Equity and Debt Financing Agreements

Ironridge Series F Preferred Stock Financings

Beginning in July 2011, the Company entered into a series of financings with Ironridge involving the Company’s Series F convertible preferred stock. Since July 2011 and through September 30, 2014, a total of 3,150 Series F shares have been issued and 2,950 have been converted into common shares. No Series F shares have been redeemed. As of September 30, 2014 there are 200 shares of Series F outstanding.

On August 26, 2013, the Company entered into a Stock Purchase Agreement (the “Ironridge Stock Purchase Agreement”) and a Registration Rights Agreement (the “Ironridge Registration Rights Agreement” and, collectively, the “Ironridge Agreements”) with Ironridge Global IV, Ltd., a British Virgin Islands business company (“Ironridge”). Pursuant to the Ironridge Agreements, the Company agreed to issue 450 shares of Series F Preferred Stock (“Series F”) to Ironridge in exchange for $300,000. Additionally, the Company issued 100 shares and 50 shares of Series F as commitment and documentation fees, respectively. During the nine months ended September 30, 2014, these 600 shares of Series F were converted into 22,992,056 shares of common stock.

During the three months ended September 30, 2014, the Company converted 300 shares of Series F Preferred Stock into 14,386,197 shares of common stock. Through September 30, 2014, the Company and Ironridge had converted a total of 2,950 shares of Series F Preferred Stock, pursuant to which the Company issued a total of 47,751,499 shares of common stock to the Ironridge Entities.

The Company has the option to buy back any shares of Series F at the liquidation value plus accrued dividends, without any premium. The Company also agreed to file a Registration Statement covering the common shares underlying the Series F within 30 days of closing and to use its best efforts to get the Registration Statement effective. As the Registration Statement was not effective within 90 days of closing on January 10, 2014 the Company issued 150 shares of Series F to Ironridge as liquidated damages, for which an expense in the amount of $150,000 has been recorded during the nine months ended September 30, 2014. On February 25, 2014, these 150 shares of Series F were converted into 3,398,389 shares of common stock.

On February 27, 2014, the Company entered into a Stock Purchase Agreement with Ironridge. Pursuant to the agreement, the Company agreed to issue 150 shares of Series F to Ironridge in exchange for $100,000. Additionally, the Company issued 50 shares of Series F as commitment and documentation fees, and in March 2014 issued an additional 100 shares of Series F as liquidated damages, for which an expense in the amount of $100,000 was recorded, in fulfillment of its obligations under the agreement. During the nine months ended September 30, 2014, 100 the Series F shares were converted into 5,340,579 shares of common stock. As of September 30, 2014, there are 200 shares of the Series F are outstanding.

In connection with the Series F conversions, the Company recorded beneficial conversion dividends totaling $263,000 and $2.5 million during three months ended September 30, 2014 and 2013 and recorded $743,000 and $7 million during nine months ended September 30, 2014 and 2013 which represents the excess of fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. These charges are non-cash charges.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

Due to the above variations in the conversion price, the beneficial conversion feature is considered contingent and not measurable or recorded until the actual conversion dates. The beneficial conversion feature is recorded as a constructive dividend and was $743,000 for the nine months ended September 30, 2014.

Convertible Note Financings

Short-term convertible debt as of September 30, 2014 and December 31, 2013 as follows:

	Notes	Accrued Interest	Total

Convertible notes with accrued interest accounted for as stock settled debt	$961	$28	$989
Premium	428	—	428
	1,389	28	1,417

Convertible notes with embedded derivatives	1,079	31	1,110
Derivative discounts	(436)	—	(436)
	643	31	674

OID and loan fees discount	(98)	—	(98)
	$1,934	$59	$1,993

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

On February 27, 2013, the Company borrowed $75,000 pursuant to a convertible note, in connection with which it issued the lender immediately exercisable warrants to purchase 68,182 shares of common stock at an initial exercise price of $0.55 per share.  The debt was recorded at a discount in the amount of $28,125, representing the relative fair value of the warrants. Additionally, a liability of $35,687 was recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $75,000 note there is a beneficial conversion feature of approximately $18,750, which will be amortized over the one year term of the note. During 2013, the note principal and interest was fully converted into an aggregate of 4,155,937 shares of common stock. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. During the nine months ended September 30, 2014, the warrants were converted, on a cashless basis, into 2,304,215 shares of common stock.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

On June 4, 2013, the Company borrowed $50,000 pursuant to a convertible note, in connection with which it issued the lender immediately exercisable warrants to purchase 104,167 shares of common stock at an initial exercise price of $0.24 per share.  The debt was recorded at a discount in the amount of $23,684, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $50,000. Additionally, a liability of $23,223 was recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $50,000 note there is a beneficial conversion feature of approximately $12,500, which will be amortized over the one year term of the note. In 2013, $47,850 principal balance of the convertible note was converted into 2,600,000 shares of common stock. During the three months ended September 30, 2014, remaining balance of the note principal and interest was fully converted into 725,734 shares of common stock. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. During the nine months ended September 30, 2014, the warrants were converted, on a cashless basis, into 1,508,848 shares of common stock.

On July 3, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the "Convertible Promissory Note") in the principal amount of $78,500, with a maturity date of April 8, 2014, convertible into shares of common stock, $0.01 par value per share, of the Company, upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that the Note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the Convertible Promissory Note into common shares of stock at a 42% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the Convertible Promissory Note, the Company recorded a premium of $56,845 which was amortized over the life of the Note. During the nine months ended September 30, 2014, the outstanding principal and interest on the Convertible Promissory Note was converted, into 5,790,072 shares of common stock.

On December 13, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the “December Purchase Agreement”). Pursuant to the terms of the December Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “December Convertible Promissory Note”) in the principal amount of $103,500, with a maturity date of September 17, 2014, convertible into shares of common stock, $0.01 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such December Convertible Promissory Note. Interest shall commence accruing on the date that such note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the December Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the December Convertible Promissory Note, the Company computed a premium of $66,172 all of which was amortized as of June 30, 2014. During the nine months ended September 30, 2014, the outstanding principal and interest on the December Convertible Promissory Note was converted, into 3,294,466 shares of common stock.

On January 24, 2014, the Company entered into a Securities Purchase Agreement for a convertible promissory note (the “January Purchase Agreement”). Pursuant to the terms of the January Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “January Convertible Promissory Note”) in the principal amount of $78,500 with a maturity date of October 28, 2014, convertible into shares Common Stock, upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that such note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the January Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the January Convertible Promissory Note, the Company recorded a computed of $50,189 as the note is considered stock settled debt under ASC 480, all of which was amortized as of the nine months ended September 30, 2014. During the nine months ended September 30, 2014, the outstanding principal and interest on the January Convertible Promissory Note was converted, into 3,132,485 shares of common stock.

On February 20, 2014, the Company borrowed $82,500 pursuant to a convertible note with an OID of $7,500 resulting in cash received of $75,000. The debt matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing prices in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $75,000 which has been fully amortized as of the quarter ended September 30, 2014. During the nine months ended September 30, 2014, $54,564 of the outstanding principal and interest of the Note was converted, into 2,600,000 shares of common stock. As of September 30, 2014, the outstanding principal and interest on the note was $34,798. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $91,061 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $28,450 at September 30, 2014.

On February 21, 2014, the Company entered into a financing arrangement pursuant to which it borrowed $100,000 in unsecured debt, convertible at the discretion of the lender. The debt was issued at a 10% discount, matures on August 21, 2014, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing price in the 20 trading days prior to conversion.  In connection with the issuance of the note, the Company computed a premium of $66,667 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the nine months ended September 30, 2014. During the quarter ended September 30, 2014, the outstanding principal and interest on the Convertible Promissory Note was converted, into 4,149,378 shares of common stock.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

 On March 13, 2014, the Company borrowed two notes of $75,000, each from a separate lender with maturity dates of March 4, 2015. Under each agreement the Company received $65,750, which was net of legal and due diligence fees. The notes bear interest at 8% per annum and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with each note the Company also issued an additional note, of identical terms, each for $75,000. The additional note was paid for by the issuance of a note payable from the lenders to the Company. In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full.  The additional note payable has been netted with the related note receivable. In connection with the issuance of the notes, the Company computed a premium of $100,000 as the debt is considered a stock settled debt under ASC 480, all of which was amortized during the nine months ended September 30, 2014. During the three months ended September 30, 2014, $59,124 of the principal and interest was converted, into 3,224,359 shares of common stock. The remaining outstanding principal and interest on the notes as of September 30, 2014 was $97,500. On May 5, 2014 one of the $75,000 notes receivable due to the company was paid, for which the Company received $65,750, net of fees. Concurrent with the repayment the Company and the lender entered into two new convertible notes, for $75,000 each, on identical terms to the March 4, 2014 convertible notes. Each of these two notes was paid for by the issuance of notes payable from the lenders to the Company, each for $75,000, on identical terms to the March 4, 2014 notes. These two new notes have been netted for presentation purposes. In connection with the payment of the note receivable to the Company, the Company recorded a premium of $50,000 related to one of the additional notes that had been entered into on March 4, 2014, all of which was amortized as of the nine months ended September 30, 2014. As of September 30, 2014, the outstanding principal and interest on the additional note was $77,433.

 On March 24, 2014, the Company borrowed $52,500 with a maturity date of March 19, 2015, pursuant to a financing agreement. Under the agreement the Company received $46,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a premium of $35,000 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the nine months ended September 30, 2014. As of September 30, 2014, the outstanding principal and interest on the notes was $54,686.

On April 7, 2014, the Company borrowed $50,000 with a maturity date of April 4, 2015, pursuant to a financing agreement. Under the agreement the Company received $44,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the twenty days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium computed in the nine months ended September 30, 2014 was $27,387. As of September 30, 2014, the outstanding principal and interest on the notes was $51,929.

On April 14, 2014, the Company borrowed $63,000 with a maturity date of January 2, 2015, pursuant to a financing agreement. Under the agreement the Company received $60,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $40,279 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the nine months ended September 30, 2014 was $36,795. As of September 30, 2014, the outstanding principal and interest on the notes was $65,334.

On April 16, 2014, the Company borrowed $110,000 pursuant to a convertible note with an OID of $10,000 resulting in cash received of $100,000. The debt matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing prices in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $139,997. The amortization expense related to that debt discount recorded in the quarter ended September 30, 2014 was $114,997. As of September 30, 2014, the outstanding principal and interest on the notes was $117,161. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $139,997 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $96,908 at September 30, 2014.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

On April 25, 2014, the Company borrowed $50,000 with a maturity date of January 25, 2015, pursuant to a financing agreement. Under the agreement the Company received $45,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the nine months ended September 30, 2014 was $27,387. As of September 30, 2014, the outstanding principal and interest on the notes was $51,732.

 On May 30, 2014, the Company borrowed $63,000 with a maturity date of February 27, 2015, pursuant to a financing agreement. Under the agreement the Company received $60,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $40,279 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the nine months ended September 30, 2014 was $26,780. As of September 30, 2014, the outstanding principal and interest on the notes was $64,698.

On June 19, 2014, the Company borrowed of $25,000, with a maturity date of June 17, 2015, pursuant to a financing agreement. Under the agreement the Company received $22,000, which was net of legal and due diligence fees. The notes bear interest at 8% per annum and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $16,667 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the nine months ended September 30, 2014 was $9,279. As of September 30, 2014, the outstanding principal and interest on the notes was $25,564.

 On June 20, 2014, the Company borrowed $40,000 with a maturity date of June 17, 2015, pursuant to a financing agreement. Under the agreement the Company received $36,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company computed a premium of $26,667 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the nine months ended September 30, 2014 was $14,703. As of September 30, 2014, the outstanding principal and interest on the notes was $40,894.

On June 18, 2014, the Company borrowed $55,000 with a maturity date of June 17, 2016, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $50,000, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of (i) a 40% discount to the lowest closing price in the 20 trading days prior to conversion or (ii) $0.075. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability. The amortization expense related to that debt discount recorded in the quarter ended September 30, 2014 was $29,278. As of September 30, 2014, the outstanding principal and interest on the notes was $34,623. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $56,968 at September 30, 2014.

On July 3, 2014, the Company borrowed $115,000 with a maturity date of July 3, 2015, pursuant to a convertible note. Under the agreement the Company received $100,000, which was net of legal and due diligence fees. The Note has an interest rate of 8%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.06 per share or a 40% discount of the lowest closing bid prices in the 15 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $58,571 relating to derivative liability. The amortization expense related to that discount recorded in the quarter ended September 30, 2014 was $88,059. As of September 30, 2014, the outstanding principal and interest on the notes was $117,161. In conjunction with the Note, the Company granted the lender a warrant for 1,000,000 common shares at a strike price of $0.08. The warrant has a life of three years and its relative fair value of $41,429 has been recorded as a debt discount and additional paid in capital at September 30, 2014. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $124,666 related to the derivative liability was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $109,914 at September 30, 2014.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

On July 7, 2014, the Company borrowed $53,000 with a maturity date of March 25, 2015, pursuant to a financing agreement. Under the agreement the Company received $50,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,885 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the quarter ended September 30, 2014 was $16,208. As of September 30, 2014, the outstanding principal and interest on the notes was $54,068.

On July 9, 2014, the Company borrowed $110,000 with a maturity date of July 9, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $90,000, net of legal fees. The note bears an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing price during the 15 days prior to the election to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $73,333 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the quarter ended September 30, 2014 was $36,469. As of September 30, 2014, the outstanding principal and interest on the notes was $112,772.

On July 17, 2014, the Company borrowed $115,000 with a maturity date of July 17, 2016, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $100,000, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.06 per share or a 40% discount of the lowest closing bid prices in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $100,000 related to the derivative liability. The amortization expense related to that debt discount recorded in the quarter ended September 30, 2014 was $74,666. As of September 30, 2014, the outstanding principal and interest on the notes was $117,331. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $124,666 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $109,912 at September 30, 2014.

On August 19, 2014, the Company borrowed $66,000 with a maturity date of August 15, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $54,500, net of legal fees. The Note has an interest rate of 8%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.06 per share or a 60% of the average of the three lowest closing bid prices 15 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $54,500 related to the derivative liability. The amortization expense related to that premium recorded in the quarter ended September 30, 2014 was $30,673. As of September 30, 2014, the outstanding principal and interest on the notes was $66,882. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $71,548 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $66,910 at September 30, 2014.

On August 21, 2014, the Company borrowed $110,000 with a maturity date of August 21, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $90,000, net of legal fees. The note bears an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing price during the 15 days prior to the election to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $73,333 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the quarter ended September 30, 2014 was $24,180. As of September 30, 2014, the outstanding principal and interest on the notes was $111,931.

On September 4, 2014, the Company borrowed $110,000 pursuant to a convertible note with an OID of $10,000 resulting in cash received of $100,000.The debt matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing prices in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $100,000. As of September 30, 2014, the outstanding principal and interest on the notes was $111,085. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $119,246 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $113,937 at September 30, 2014.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

On September 11, 2014, the Company borrowed $75,000 pursuant to the back-end note in conjunction with the March 13, 2014 financing agreement. The debt has an interest rate of 10% and the Company received proceeds of $67,750, net of fees, In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full. In connection with the issuance of the note, the Company computed a premium of $50,000 as the note is considered stock settled debt under ASC 480. The premium has been fully amortized during the quarter ended September 30, 2014. As of September 30, 2014, the outstanding principal and interest on the notes was $75,493.

On September 19, 2014, the Company borrowed $55,000 with a maturity date of September 19, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $50,000, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing price in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability. The amortization expense related to that discount recorded in the quarter ended September 30, 2014 was $15,873. As of September 30, 2014, the outstanding principal and interest on the notes was $55,452. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $58,115 at September 30, 2014.

On September 22, 2014, Company closed a Securities Purchase Agreement providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $100,000, with the first note being in the amount of $50,000 and the second note being in the amount of $50,000. The first note was funded on September 22, 2014, with the Company receiving $45,000 of net proceeds, which was net of legal and due diligence fees. In connection with the issuance of the first note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded for the quarter ended September 30, 2014 was $5,405 As of September 30, 2014, the outstanding principal and interest on the first note was $50,329.The second note was initially paid for by the issuance of an offsetting $50,000 secured note issued by the lender to the Company. The funding of the second note is subject to certain conditions as described in the second note. The two notes bear interest at the rate of 8% per annum; are due and payable on September 15, 2015; and may be converted at the option of the lender into shares of Company common stock at a conversion price equal to a 40% discount of the lowest closing bid price calculated at the time of conversion. The two notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the two Notes in the event of such defaults.

On September 22, 2014, the Company borrowed $54,750 with a maturity date of June 19, 2015, pursuant to a financing agreement. Under the agreement the Company received $50,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $36,500 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the nine months ended September 30, 2014 was $5,919.As of September 30, 2014, the outstanding principal and interest on the notes was $55,110.

Subsequent to September 30, 2014, the Company entered into four new convertible notes totaling $358,000, with proceeds to the Company of $319,000, net of fees. The terms of the notes are substantially similar the Company’s other convertible notes, which carry interest rates between 8% to 10% and have a holder option to convert outstanding principal and interest into common shares of the company at a 40% discount to the price of the common stock at the time of conversion. Additionally, in October 2014, the Company received proceeds of $65,750, net of fees, for a note in conjunction with the March 11, 2014 financing agreement.

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

September 30, 2014

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

Beginning in January 2014 the Company was not current in its payments under the Debenture. On April 3, 2014 TCA sold its rights under the TCA SPA, Debenture, Security Agreement and all related transaction documents to Ironridge, releasing the Company of all of its obligations to TCA, including the obligation to issue the additional $88,000 incentive shares as discussed above.  The sale price paid from Ironridge to TCA was $425,000.  Also on April 3, 2014 the Company and Ironridge amended the Debenture, setting the amount owed as of April 3, 2014 at $425,000, extending the maturity date to April 2, 2015, lowering the interest rate to 3.4% and to amend the formula for conversion of Debenture principal and interest into common shares of the Company.  Pursuant to the amended Debenture, Ironridge has the right, at any time, to request the conversion of principal and accrued interest  into free trading shares of common Stock of the Company at a price equal to: (i) the conversion amount; divided by (ii) an amount, equal to 85% of the closing bid price of the Company's common stock on April 3, 2014, not to exceed 85% of the average of the daily volume weighted average prices of the Company's common Stock for any five of the trading days from April 3, 2014 until the date that the Debenture is paid or converted in full. There was no material gain or loss on this modification. At the time of the amendment the Company recorded a discount of $341,902 relating to a derivative liability of which $256,426 was amortized in the nine months ended September 30, 2014. As of September 30, 2014 the $433,353 balance of the Debenture has been recorded as convertible debt on the balance sheet. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $341,902 was recorded when the Note was amended. The derivative liability is remeasured at each balance sheet date and was $272,986 at September 30, 2014.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full.  The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest.  As of September 30, 2014, the Company had repaid $250,000 of the H&K Note and the outstanding balance was $591,010.

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s chairman and chief executive officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company. In December, 2012, the Company paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Caragol agreed to terminate his security interest, effective January 16, 2013. As of September 30, 2014, the outstanding principal and interest on the Caragol Note was $109,044.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

On June 5, 2013, the Company entered into a Settlement and Agreement and Release (the “Settlement Agreement”) with IBC pursuant to which the Company agreed to issue common stock to in exchange for the settlement of $214,536 (the “Settlement Amount”) of past-due accounts payable of the Company.  IBC purchased the accounts payable from certain vendors of the Company, pursuant to the terms of separate receivable purchase agreements between IBC and each of such vendors (the “Assigned Accounts”). The Assigned Accounts relate to certain legal, accounting, and financial services provided to the Company. The Settlement Agreement became effective and binding upon the Company and IBC upon execution of the Order by the Court on June 7, 2013.

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

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities.  The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception dates and as of September 30, 2014 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	September 30, 2014
Volatility	188%	188%
Expected Term	0.6 - 1 years	0.03- 0.50 years
Risk Free Interest Rate	2%	2%

The following reflects the initial fair value on the note inception dates and changes in fair value through September 30, 2014:

Note inception date fair value allocated to debt discount	$929,973
Note inception date fair value allocated to other expense	202,358
Change in fair value in 2014-(gain) loss	(188,068)
Reclassification for converted notes	(30,163)
Embedded conversion option derivative liability fair value on September 30, 2014	$914,100

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives.  The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the BSM option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$914,100	$-	$-	$914,100

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

A summary of option activity under the Company’s stock incentive plans as of September 30, 2014, and changes during the nine months then ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at January 1, 2014	1,409	$2.83
Granted	1,450	$0.04
Exercised	—	$—
Forfeited	(3)	$136.13
Outstanding at September 30, 2014	2,856	$1.26
Exercisable at September 30, 2014	2,756	$1.31

The Black-Scholes model, which the Company uses to determine compensation expense, requires the Company to make several key judgments including:

●	the value of the Company’s common stock;
●	the expected life of issued stock options;
●	the expected volatility of the Company’s stock price;
●	the expected dividend yield to be realized over the life of the stock option; and
●	the risk-free interest rate over the expected life of the stock options.

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

A summary of restricted stock outstanding under the Company’s stock incentive plans as of September 30, 2014 and changes during the nine months then ended is presented below (in thousands):

Unvested at January 1, 2014	300
Issued	—
Vested	(100)
Forfeited	—
Unvested at September 30, 2014	200

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

During the three and nine months ended September 30, 2014 the Company issued 2.1 million and 8.1 million restricted shares, respectively, to employees, directors and consultants. The shares issued to employees and directors vest over periods from April 1, 2014 to January 1, 2016. Restricted shares issued to consultants are usually fully vested. As of September 30, 2014 the Company has 3.2 million unvested restricted shares outstanding, not issued under stock incentive plans. During the three and nine months ended September 30, 2014, the Company recorded $119,000 and $771,000 of compensation expense related to restricted shares.

As of September 30, 2014, 3.5 million warrants to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of September 30, 2014. These warrants were granted at exercise prices ranging from $0.06 to $22.0 per share, are fully vested and are exercisable for a period from five to seven years.

The Company recorded an expense related to stock options, restricted stock issued, and issuance of Series I Preferred to employees and advisors of approximately $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively and $1.5 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 the Company had $0.4 million of unamortized compensation related to stock option and restricted share grants. This compensation will be amortized as an operating expense over the remainder of 2014, and the year ended December 31, 2015.

Series I Preferred Stock

On September 30, 2013 the Board of Directors authorized and in November 2013 the Company filed with the State of Delaware, a Certificate of Designations of Preferences, Rights and Limitations of Series I Preferred Stock (the “Certificate”). The Series I Preferred Stock ranks junior to the Company’s Series F Preferred Stock and to all liabilities of the Company and is senior to the Common Stock and any other preferred stock. The Series I Preferred Stock has a stated value per share of $1,000, a dividend rate of 6% per annum, voting rights on an as-converted basis and a conversion price equal to the closing bid price of the Company’s Common Stock on the date of issuance. The Series I Preferred Stock is required to be redeemed (at stated value, plus any accrued dividends) by the Company after three years or any time after one year, the Company may at its option, redeem the shares subject to a ten-day notice (to allow holder conversion). The Series I Preferred Stock is convertible into the Company’s Common Stock, at stated value plus accrued dividends, at the closing bid price on September 30, 2013, any time at the option of the holder and by the Company in the event that the Company’s closing stock price exceeds 400% of the conversion price for twenty consecutive trading days. The Company has classified the Series I Preferred Stock as a liability in the consolidated balance sheet due to the mandatory redemption feature. The Series I Preferred Stock has voting rights equal to the number of shares of Common Stock that Series I Preferred Stock is convertible into, times twenty-five. The holders of Series I Preferred Stock will have voting control in situations requiring shareholder vote.

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

On December 31, 2013, the three independent directors were each granted 25 shares of Series I, as a component of their 2014 board compensation. On January 14, 2014 an additional 512 shares of Series I were issued to the Company’s CEO, President and Senior Vice President. Of these shares 381 were issued to the Company’s chief executive officer as follows: (i) 138 shares issued for 2013 incentive compensation, (ii) 143 shares were issued for his agreement to amend his employment contract and reduce his annual salary from the remainder of the term of the contract to $200,000, per annum, and (iii) 100 shares of Series I as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during prior years. All Series I shares granted vest on January 1, 2016. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates vesting. As such the Company recorded an expense since vesting is at the holder’s option in the amount of $763,000 representing the fair value of the shares during the nine months ended September 30, 2014.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

6. Income Taxes

The Company had an effective tax rate of nil for the three and nine months ended September 30, 2014 and 2013. The Company incurred losses before taxes for the three and nine months ended September 30, 2014 and 2013. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable. As of September 30, 2014 the Company had made payments to Stanley of $385,777.

On February 28, 2014 the Company received final notice from the CRA. The Company has determined that it will not further appeal the decision in the final notice. The Company and Stanley are in the process of submitting the amended tax returns necessary to effect the final adjustments. Based on management’s estimate the Company’s liability to Stanley is between $350,000 and $500,000. The Company recorded a tax expense of $371,000 for the year ended December 31, 2013 to reflect this adjusted tax obligation to Stanley and has recorded as a tax contingency liability of $500,000 in the accompanying unaudited condensed consolidated financial statements as of September 30, 2014.

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

8.   Employment Contracts and Stock Compensation to Related Parties

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 was paid through the issuance of Series I Preferred Stock (see below).  The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 0.5 million shares of restricted stock over a four-year period as follows: (i) 100,000 shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000  shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000  shares on January 1, 2015, which shall vest on January 1, 2016. Stock compensation expense related to the restricted share grants totaled approximately $101,000 and $271,000 for the nine months ended September 30, 2014 and 2013, respectively. On January 14, 2014, Mr. Caragol’s agreement was further amended, lowering his salary to $200,000 per annum through the remaining term of the agreement in exchange for the issuance of 138 shares of Series I Preferred Stock.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

On September 28, 2012, the employment of Bryan D. Happ, our chief financial officer terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, we and Mr. Happ entered into a Separation Agreement and General Release, or the Separation Agreement, on September 28, 2012. Pursuant to the Separation Agreement, Mr. Happ is due to receive payments totaling $404,423, or the Compensation, consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid with 200,000 shares of our restricted common stock (such shares not issued under a stockholder approved plan) and $304,423 was paid in cash. As of September 30, 2014, we have paid $149,134 of the cash balance to Mr. Happ.

9.   Agreements with The Boeing Company

On December 20, 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming Agreement (“Teaming Agreement”), and a Security Agreement (“Boeing Security Agreement”) with The Boeing Company (“Boeing”).

The Boeing License Agreement provides Boeing the exclusive license to manufacture and sell PositiveID’s M-BAND airborne bio-threat detector for the U.S. Department of Homeland Security’s BioWatch Generation 3 opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entering into the Boeing License Agreement, Boeing agreed to pay a license fee of $2.5 million (the “Boeing License Fee”) to the Company in three installments, which were paid in full during 2012 and 2013. The $2.5 million license fee received as of September 30, 2014 has been recorded as deferred revenue.

Under the Teaming Agreement, the Company retained exclusive rights to serve as the reagent and assay supplier of the M-BAND systems to Boeing. The Company also retained all rights to sell M-BAND units, reagents and assays in international markets. Upon the Teaming Agreement being terminated or replaced by a contractor subcontract, the Company expects to recognize the deferred revenue related to the Boeing License Agreement.

Pursuant to the Boeing Security Agreement, the Company granted Boeing a security interest in all of its assets, including the licensed products and intellectual property rights (as defined in the Boeing License Agreement), to secure the Company’s performance under the Boeing License Agreement.

10.   Subsequent Events

Subsequent to September 30, 2014, the Company entered into four new convertible notes totaling $358,000, with proceeds to the Company of $319,000, net of fees (see Note 4). In addition, the Company issued approximately 30 million shares in connection with the conversion of approximately $551,000 of convertible promissory notes. The Company also issued approximately 11 million shares pursuant to the preferred stock agreement dated February 28, 2014, in connection with the conversion of the final 200 Series F Preferred Stock.

POSITIVEID CORPORATION

Notes to Condensed Consolidated Financial Statements

September 30, 2014

On October 20, 2014 the Company entered into a GlucoChip and Settlement Agreement with VeriTeQ, the purpose of which is to transfer the final element of the Company’s implantable microchip business to VeriTeQ, to provide for a period of financial support to VeriTeQ to develop that technology, and to provide for settlement of the $222,115 owed by VeriTeQ to the Company under a shared services agreement under which the Company had provided financial support to VeriTeQ during 2012 and early 2013 (see Note 3).

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Report are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Report are discussed under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 and include:

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

Beginning in 2011 and continuing through 2013, as a part of our refocusing our business, we set out to (1) align ourselves with strong strategic partners to prepare our M-BAND product for the DHS’s next generation BioWatch program, which has been estimated to be a $3 billion program over five years; (2) identify a research and development contract to complete the development of our clinical/point of demand diagnostic platform, the Firefly system; and (3) reduce our operating costs to focus solely on those initiatives. The results of these efforts continue on an ongoing basis through 2014.

Subsequent to acquiring MFS in 2011, the Company has: (1) sold substantially all of the assets of NationalCreditReport.com, which it had acquired in connection with the Steel Vault Merger in 2011; (2) sold its VeriChip and HealthLink businesses; (3) drastically reduced its operating cost and cash burn; (4) entered into a license agreement and teaming agreement with Boeing for its M-BAND system in the fourth quarter of 2012; (5) executed into an exclusive license for its iglucose technology.  The Company will continue to either seek strategic partners or acquirers for its glucose breath detection technology.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

We reported revenue of $325,000 and nil for the three months ended September 30, 2014 and 2013, respectively. On March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the U.S. Department of Defense (“DoD”). Pursuant to the agreement, work commenced in April 2014 and is expected to be completed in early 2015. In July 2014 the Company received an additional purchase order to increase the scope and value of the agreement. The terms of this fixed price agreement include a total value of $1,008,000 to PositiveID, paid in monthly installments between April and October, 2014.

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

Direct Labor

Direct labor consists of compensation expense for employees and consultants working directly on the Company’s revenue producing agreements. Direct labor was $103,000 and nil for the three months ended September 30, 2014 and 2013, respectively, related to the contract discussed above, on which work began in April 2014.

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

Selling, general and administrative expense increased by $16,000, or 2.4%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was primarily the result of an increase in for the cost of general and administrative cost in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

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

Research and development expense decreased by $26,000, or 17.5%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was primarily attributable to the increase in direct labor and the timing of the development expenses related to our molecular diagnostic products.

Change in Contingent Earn-Out Liability and Change in Fair Value of Embedded Conversion Option Liability

The change in contingent earn-out liability increased by $26,000 or 11.6%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily attributed to the change, or decrease, in the fair-value of the contingent earn-out liability in the three months ended September 30, 2014 as the end of the earn out period (December 31, 2014) approaches.

The change in fair value of embedded conversion option liability increased by approximately $14,000 or 100%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily attributed to the change in the fair-value of the derivative liability in the three months ended September 30, 2014.

Interest and Other Income (Expense) (net)

Interest expense (net) increased by approximately $734,000 or 306%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes, in the three months ended September 30, 2014.

Other income decreased by approximately $44,000 or 100%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease was primarily attributed to the reduction of warrant liability in the three months ended September 30, 2014.

 Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the three months ended September 30, 2014 and 2013 was approximately $263,000 and $2.5 million, respectively.  This amount in both periods is a non-cash charge.  The decrease of $2.2 million is primarily the result of decreased Series F preferred conversions during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

We reported revenue of $745,000 and nil for the nine months ended September 30, 2014 and 2013, respectively. On March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTAS to support a contract for the DoD. Pursuant to the agreement, work commenced in April 2014 and is expected to be completed in early 2015. In July 2014 the Company received an additional purchase order to increase the scope and value of the agreement. The terms of this fixed price agreement include a total value of $1,008,000 to PositiveID, paid in monthly installments between April and October, 2014.

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

Direct Labor

Direct labor consists of compensation expense for employees and consultants working directly on the Company’s revenue producing agreements. Direct labor was $197,000 and nil for the nine months ended September 30, 2014 and 2013, respectively, related to the contract discussed above, on which work began in April 2014.

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

Selling, general and administrative expense decreased by $95,000, or 2.8%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This decrease was related to the Company’s continuing efforts to reduce general and administrative expenses.

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

Research and development expense decreased by $165,000, or 34%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was primarily attributable to the increase in direct labor and the timing of the development expenses related to our molecular diagnostic products.

Change in Contingent Earn-Out Liability and Change in Fair Value of Embedded Conversion Option Liability

The change in contingent earn-out liability increased by $129,000 or 98%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily attributed to the change, or decrease, in the fair-value of the contingent earn-out liability in the nine months ended September 30, 2014 as the end of the earn out period (December 31, 2014) approaches.

The change in fair value of embedded conversion option liability increased by approximately $14,000 or 100%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily attributed to the change in the fair-value of the derivative liability in the nine months ended September 30, 2014.

Interest and Other Income (Expense) (net)

Interest expense increased by approximately $1.3 million or 246%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes, in the nine months ended September 30, 2014.

Other income decreased by approximately $169,000 or 104%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was primarily attributed to the reduction of warrant liability in the nine months ended September 30, 2014.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the nine months ended September 30, 2014 and 2013 was approximately $0.7 and $7 million, respectively.  This amount in both periods is a non-cash charge.  The decrease of $6.3 million is primarily the result of decreased Series F preferred conversions during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, cash and cash equivalents totaled $418,000 compared to cash and cash equivalents of $165,000 at December 31, 2013.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $1.5 million and $1.4 million during the nine months ended September 30, 2014 and 2013, respectively, primarily to fund operating losses. This increase in cash used in operating activities was primarily the result of efforts to reduce current liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was not significant for the nine months ended September 30, 2014 or 2013.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $1.8 million and $1.4 million during the nine months ended September 30, 2014 and 2013, respectively, primarily related to proceeds from the issuance of convertible notes and the sale of Series F Preferred Stock.

Financial Condition

As of September 30, 2014, we had a working capital deficiency of approximately $7.4 million and an accumulated deficit of approximately $130.0 million, compared to a working capital deficit of approximately $5.6 million and an accumulated deficit of approximately $124.6 million as of December 31, 2013. The decrease in working capital was primarily due to operating losses for the period, deferral of the Boeing license payments and the reclassification of the tax contingency as a current liability.

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

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  In 2013 we raised approximately $1.4 million, net of principal repayments on a debenture, from the issuance of convertible preferred stock, common stock under an equity line financing, and convertible debt. Additionally, in 2013 we collected $1.5 million under our license agreement with Boeing.  For the nine months ended September 30, 2014 we have raised approximately $1.8 million, net, from convertible debt and preferred stock issuances.

Additionally, on March 28, 2014 the Company entered into an agreement, amended and augmented in July 2014, in the form of a purchase order, from UTAS to support a contract for the DoD. Pursuant to the agreement, work commenced in April 2014 and is expected to be substantially complete by the end of 2014. The terms of this fixed price agreement include a total value of $1,008,000 to PositiveID, paid in monthly installments between April and October, 2014.

During 2014 and 2015, we will need to raise additional capital, including capital not currently available under our current financing agreements in order to execute our business plan.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2014. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of September 30, 2014 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities.

During the three months ended September 30, 2014, we issued shares of our common stock, par value $0.01 per share that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	On July 2, 2014, we issued 773,718 shares of our common stock to Asher Enterprises, Inc. in connection with the conversion of a promissory note.

2.	On July 30, 2014, we issued 1,123,596 shares of our common stock to Asher Enterprises, Inc. in connection with the conversion of a promissory note.

3.	On July 30, 2014, we issued 5,209,004 of our common shares to Ironridge Global IV, LLC pursuant to the preferred stock agreement dated August 26, 2013.

4.	On August 5, 2014, we issued 679,245 shares of our common stock to Asher Enterprises, Inc. in connection with the conversion of a promissory note.

5.	On August 7, 2014, we issued 1,329,644 shares of our common stock to Asher Enterprises, Inc. in connection with the conversion of a promissory note.

6.	On August 7, 2014, we issued 2,000,000 shares of our common stock to a consultant pursuant to a consulting agreement. Pursuant to a settlement agreement, these shares will be returned to the Company due to non-performance of agreed upon consulting services.

7.	On August 18, 2014, we issued 4,024,654 of our common shares to Ironridge Global IV, LLC pursuant to the preferred stock agreement dated August 26, 2013.

8.	On August 21, 2014, we issued 700,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

9.	On August 22, 2014, we issued 100,000 shares of our common stock to a consultant pursuant to a consulting agreement.

10.	On August 25, 2014, we issued 4,149,378 shares of our common stock to Redwood Fund II, LLC in connection with the conversion of a promissory note.

11.	On September 4, 2014, we issued 2,000,000 shares of our common stock to a consultant pursuant to a consulting agreement.

12.	On September 9, 2014, we issued 900,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

13.	On September 12, 2014, we issued 5,340,579 of our common shares to Ironridge Global IV, LLC pursuant to the preferred stock agreement dated February 28, 2014.

14.	On September 15, 2014, we issued 269,350 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

15.	On September 16, 2014, we issued 376,344 shares of our common stock to Adar Bays, LLC in connection with the conversion of a promissory note.

16.	On September 19, 2014, we issued 840,035shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

17.	On September 23, 2014, we issued 868,767 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

18.	On September 24, 2014, we issued 1,000,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

19.	On September 29, 2014, we issued 869,863 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

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

POSITIVEID CORPORATION (Registrant)

Date: November 17, 2014	By:	/s/ William J. Caragol
William J. Caragol
Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit Index

Exhibit Number		Description
3.1		Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012, May 31, 2012 and April 18, 2013 (1)
3.2		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (2)
4.1		Amended and Restated Certificate of Designation of the Series I Preferred Stock (3)
4.4		Amended and Restated Certificate of Designation of the Series F Preferred Stock (4)
10.1		Securities Purchase Agreement, dated August 13, 2014, with Toledo Advisors LLC (5)
10.2		First Convertible Promissory Note dated August 13, 2014 with Toledo Advisors LLC (5)
10.3		Second Convertible Promissory Note dated August 13, 2014 with Toledo Advisors LLC (5)
10.4		Financing Agreement, dated June 30, 2014, with Macallan Partners, LLC (5)
10.5		Convertible Debenture, dated June 30, 2014, with Macallan Partners, LLC (5)
10.6		Promissory Note, dated February 20, 2014, with JMJ Financial (6)
10.7		Securities Purchase Agreement, dated September 15, 2014, with Union Capital, LLC (7)
10.8		First 8% Convertible Redeemable Note, dated September 15, 2014, with Union Capital, LLC (7)
10.9		First 8% Convertible Redeemable Note, dated September 15, 2014, with Union Capital, LLC (7)
10.10		Securities Purchase Agreement, dated September 19, 2014, with Auctus Private Equity Fund, LLC (7)
10.11		Convertible Promissory Note, dated September 19, 2014, with Auctus Private Equity Fund, LLC (7)
31.1	*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Furnished herewith
(1)	Incorporated by reference to the Form 8-K/A previously filed by PositiveID Corporation on April 26, 2013.
(2)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 19, 2010.
(3)	Incorporated by reference to Exhibit 4.1 of the Form 8-K filed by PositiveID Corporation on November 12, 2013.
(4)	Incorporated by reference to Exhibit 4.1 of the Form 8-K filed by PositiveID Corporation on December 19, 2013.
(5)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on August 22, 2014.
(6)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on September 5, 2014.
(7)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on September 26, 2014.

