Form 10-K
period 2014-12-31
POSITIVEID Corp
filed 2015-03-30
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board on June 30, 2014 was $4,895,734. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 19, 2015, 221,441,067 shares of our common stock were outstanding.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	the expectation that operating losses will continue for the near future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

●	that we seek to structure our research and development on a project basis to allow management of costs and results on a discrete short term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow us to minimize our firm fixed commitments at any given point in time;

●	that based on our review of the correspondence and evaluation of the supporting detail involving the Canada Revenue Agency audit, we do not believe that the ultimate resolution of this dispute will have a material negative impact on our tax liabilities or results of operations;

●	that we intend to continue to explore strategic opportunities, including potential acquisition opportunities of businesses that are complementary to ours;

●	that we do not anticipate declaring any cash dividends on our common stock;

●	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and working capital requirements;

●	that our M-BAND product is well positioned to compete for the next generation BioWatch system;

●	that M-BAND was developed in accordance with DHS guidelines;

●	that our current cash resources, our expected access to capital under existing financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future;

●	that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing;

●	that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

●	that the medical application of our Firefly Dx product will require FDA clearance or CLIA waiver;

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

This Annual Report also contains forward-looking statements attributed to third parties relating to their estimates regarding the size of the future market for products and systems such as our products and systems, and the assumptions underlying such estimates.  Forward-looking statements include all statements that are not historical facts and can be identified by forward-looking statements such as “may,” “might,” “should,” “could,” “will,” “intends,” “estimates,” “predicts,” “projects,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements are only predictions based on our current expectations and projections, or those of third parties, about future events and involve risks and uncertainties.

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report are discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and include:

●	our ability to predict the extent of future losses or when we will become profitable;

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our ability to fund our operations and continued development of our products, including M-BAND and Firefly Dx;

●	our ability to target the bio-threat detection and real-time PCR markets;

●	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities;

●	our ability to obtain patents on our products, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	the potential for an unfavorable outcome relating to the Canadian tax audit;

●	our ability to be awarded government contracts;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to pay obligations when due which may result in an event of default under our financing arrangements;

●	our ability to successfully identify strategic partners or acquirers for the breath glucose detection system;

●	our ability to receive royalties under the Asset Purchase Agreement with VeriTeQ;

●	our ability to recover or monetize the convertible notes receivable and warrant with VeriTeQ;

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Annual Report to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Annual Report.

PART I

Item 1. Business

The Company

PositiveID Corporation, including its wholly-owned subsidiary Microfluidic Systems (“MFS”) (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing. The Company’s fully automated pathogen detection systems and assays are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction. The Company is also developing Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications.

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

Following the completion of the sale of Xmark to Stanley, we retired all of our outstanding debt for a combined payment of $13.5 million, and settled all contractual payments to Xmark’s and our officers and management for $9.1 million. On August 28, 2008, we paid a special dividend to our stockholders of $15.8 million.

On November 12, 2008, we entered into an Asset Purchase Agreement, (“APA”), with Digital Angel Corporation and Destron Fearing Corporation, a wholly-owned subsidiary of Digital Angel Corporation, which collectively are referred to as “Digital Angel.” The terms of the APA included our purchase of patents related to an embedded bio-sensor system for use in humans, and the assignment of any rights of Digital Angel under a development agreement associated with the development of an implantable glucose-sensing microchip. We also received covenants from Digital Angel Corporation and Destron Fearing that permit the use of intellectual property of Digital Angel related to our health care business without payment of ongoing royalties, as well as inventory and a limited period of technology support by Digital Angel. We paid Digital Angel $500,000 at the closing of the APA.

On September 4, 2009, we, VeriChip Acquisition Corp. (the “Acquisition Subsidiary”), a Delaware corporation and our wholly-owned subsidiary, and Steel Vault Corporation (“Steel Vault”), a Delaware corporation, signed an Agreement and Plan of Reorganization, or the Merger Agreement, dated September 4, 2009, as amended, pursuant to which the Acquisition Subsidiary was merged with and into Steel Vault on November 10, 2009, with Steel Vault surviving and becoming our wholly-owned subsidiary, (the “Merger”). Upon consummation of the Merger, each outstanding share of Steel Vault’s common stock, warrants and options was converted into 12.5 shares of our common stock, warrants and options. At the closing of the Merger, we changed our name to PositiveID Corporation.

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

On May 23, 2011, we entered into a Stock Purchase Agreement to acquire MFS, pursuant to which MFS became a wholly-owned subsidiary. MFS specialized in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.

On April 18, 2013, our stockholders approved a reverse stock split within a range of between 1-for-10 to 1-for-25. On that same date the Board of Directors of the Company (the “Board”) approved a reverse stock split in the ratio of 1-for-25 and we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split. On April 23, 2013, the reverse stock split became effective. All share amounts in this Annual Report have been adjusted to reflect the 1-for 25 reverse stock split.

Beginning with the acquisition of MFS, the Company began a process to focus its operations on diagnostics and detection. Since acquiring MFS, the Company has (i) sold substantially all of the assets of NationalCreditReport.com, which it acquired in connection with the Steel Vault Merger, (ii) sold its VeriChip and HealthLink businesses (both described below), (iii) entered into an exclusive license for its iglucose technology, and (iv) entered into an exclusive license for its GlucoChip technology. The Company will continue to seek a strategic partner or acquirer for its glucose breath detection system. See “Our Business” under Part I of this Form 10-K for more information and description of the Company’s current business.

Our principal executive offices are located at 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. Our telephone number is (561) 805-8000. Unless the context provides otherwise, when we refer to the “Company,” “we,” “our,” or “us” in this Annual Report, we are referring to PositiveID Corporation and its consolidated subsidiaries.

This Annual Report on Form 10-K contains trademarks and trade names of other organizations and corporations.

Available Information

We file or furnish with or to the Securities and Exchange Commission (“SEC”) our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to stockholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge from our website at http://www.positiveidcorp.com as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The information on our website is not incorporated by reference into this Annual Report or any registration statement that incorporates this Annual Report by reference.

Our Business

We are focused on the development of microfluidic systems for the automated preparation of and performance of biological assays in order to detect biological threats at high-value locations and analyze samples in a medical environment. The Company specializes in the development and production of automated instruments for detecting and processing biological samples. PositiveID has a substantial portfolio of intellectual property related to sample preparation and rapid medical testing applications. Since its inception, including MFS prior to its acquisition, we have received over $50 million in U.S. government grants and contracts, primarily from the Department of Homeland Security (“DHS”). We have submitted, or are in the process of submitting, bids on various potential U.S. government contracts, and are planning to pursue the next generation of DHS’s BioWatch system, which is an autonomous bio-detection program designed to protect the nation against biological threats. The DHS is currently evaluating the timing and status of the next generation procurement and has previously estimated the cost of the system at $3.1 billion over a five-year period.

M-BAND

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

In December 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming, (the “Teaming Agreement”) and a Security Agreement (the”Boeing Security Agreement”), with The Boeing Company, or Boeing. The Boeing License Agreement provides Boeing the exclusive license to sell PositiveID’s M-BAND airborne bio-threat detector for the DHS BioWatch next generation opportunity, as well as other opportunities (government or commercial) that may arise in the North American market. As consideration for entry into the Boeing License Agreement, Boeing paid a license fee of $2.5 million to PositiveID in three installments, all of which has been paid. Under the Teaming Agreement, and subject to certain conditions, the Company retained the exclusive rights to serve as the reagent and assay supplier of M-BAND systems to Boeing. The Company also retained all rights to sell M-BAND units, reagents and assays in international markets. Pursuant to the Boeing Security Agreement, the Company granted Boeing a security interest in all of its assets, including the licensed products and intellectual property rights (as defined in the Boeing License Agreement), to secure the Company’s performance under the Boeing License Agreement.

Firefly Dx

Our Firefly Dx system is designed to deliver molecular diagnostic results from a sample in less than 20 minutes, which, we believe, would enable accurate diagnostics leading to more rapid and effective treatment than what is currently available with existing systems. Firefly is being developed further for a broad range of biological detection situations including various strains of influenza, Ebola, Sever Acute Respiratory Syndrome, Methicillin-resistant Staphylococcus Aureus (“MRSA”), Dengue Fever Virus, Chikungunya, Nipah, radiation-induced cell damage within the human body and other pathogens. The first-generation, benchtop Firefly cartridge has already demonstrated the ability to detect and identify other common pathogens and diseases such as E. coli, MRSA and human papilloma virus. Firefly is designed to be a simple-to-use, point-of-care, real-time PCR device, which is designed for use by first response teams to detect biological agents associated with weapons of mass destruction; agricultural screening in domestic sectors and developing countries; and point-of-need monitoring of pathogenic outbreaks.

Legacy Products

Between 2011 and 2013, we entered into license or sale agreements to dispose of certain technologies concentrated in the area of diabetes management and patient identification. Those products and their status are as follows:

VeriChip

Through the end of 2011, our business also included the VeriMed system, which used an implantable, passive RFID microchip, (the “VeriChip”). On January 11, 2012, we contributed certain assets and liabilities related to the VeriChip business, as well as all of our assets and liabilities relating to our HealthLink business, which was a patient-controlled, online repository to store personal health information, to our wholly-owned subsidiary, PositiveID Animal Health, or Animal Health. We ceased actively marketing the VeriChip business in January 2008 and the HealthLink business in September 2010.

On January 11, 2012, VeriTeQ Acquisition Corporation, or VeriTeQ, which is owned and controlled by our former chairman and chief executive officer, purchased all of the outstanding capital stock of Animal Health in exchange for a secured promissory note in the amount of $200,000, (the “Note”), and 4 million shares of common stock of VeriTeQ representing a 10% ownership interest. Our chief executive officer, Mr. Caragol, served on the Board of Directors of VeriTeQ through July 8, 2013. The Note was secured by substantially all of the assets of Animal Health pursuant to a security agreement dated January 11, 2012, or the VeriTeQ Security Agreement.

In connection with the sale, we entered into a license agreement with VeriTeQ dated January 11, 2012, (“ the Original License Agreement”), which grants VeriTeQ a license to utilize our bio-sensor implantable RFID device protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” (the “Patent”), for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management. We are entitled royalties in the amount of ten percent on all gross revenues arising out of or relating to VeriTeQ’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of twenty percent on gross revenues that are generated under the Development and Supply Agreement between us and Medical Components, Inc., or Medcomp, dated April 2, 2009, to be calculated quarterly with royalty payments due within 30 days of each quarter end. The total cumulative royalty payments under the agreement with Medcomp will not exceed $600,000.

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

During October 2013 VeriTeQ arranged a financing with a group of eight buyers (the “Buyers”). In conjunction with that transaction the Buyers offered the Company a choice of either selling its interest in VeriTeQ, including 871,754 shares and a convertible promissory note (which had a balance of $203,694 at the time of the transaction), which was convertible into 135,793 shares of VeriTeQ stock, for $750,000, or alternatively, to lock up its shares for a period of one year. The Board considered a number of factors, including the Company’s liquidity and access to capital, and the prospects for return on the VeriTeQ shares in twelve months. The Board concluded that it was in the best interest of Company to sell its interest in VeriTeQ to the Buyers.

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

Pursuant to the November Letter Agreement, VeriTeQ delivered to the Company a warrant to purchase 300,000 shares of VeriTeQ common stock at price of $2.84. The warrant has the same terms as the warrant entered into between Hudson and VeriTeQ, including a term of five years and full pricing and quantity reset provisions. The November Letter Agreement also specified that the remaining outstanding payable balance owed from VeriTeQ to the Company would be repaid pursuant to the following schedule: (a) $100,000 paid upon VeriTeQ raising capital in excess of $3 million (excluding the November 18, 2013 financing with Hudson), (b) within 30 and 60 days after the initial $100,000 payment, VeriTeQ shall pay $50,000 each (total of and additional $100,000) to the Company, and (c) the remaining balance of the payable (approximately $12,000) will be paid within 90 days after the initial $100,000 payment. The Letter Agreement also included several administrative corrections to previous agreements between the Company and VeriTeQ.

On October 20, 2014, the Company entered into a GlucoChip and Settlement Agreement with VeriTeQ, the purpose of which is to transfer the final element of the Company’s implantable microchip business to VeriTeQ, to provide for a period of financial support to VeriTeQ to develop that technology, and to provide for settlement of the $222,115 owed by VeriTeQ to the Company under a shared services agreement under which the Company had provided financial support to VeriTeQ during 2012 and early 2013. That agreement is more fully described below.

iglucose

The iglucose system uses machine to machine technology to automatically communicate a diabetic’s glucose readings to the iglucose online database. iglucose is intended to provide next generation, real-time data to improve diabetes management and help ensure patient compliance, data accuracy and insurance reimbursement. In November 2011, we obtained Federal Drug Administration of the United States Government (“FDA”) clearance.

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

In consideration for the rights and licenses discussed above, and the transfer of the domain names, SGMC shall pay to us the amount set forth below for each glucose test strip sold by SGMC and any sublicenses of SGMC for which results are posted by SGMC via its communications servers, or the Consideration:

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

Breath Glucose Test

The breath glucose test is a patented non-invasive glucose detection system that measures acetone levels in a patient’s exhaled breath. The association between acetone levels in the breath and glucose is well documented, but previous data on the acetone/glucose correlation has been insufficient for reliable statistics. The breath glucose test detection system combines a proprietary chemical mixture of sodium nitroprusside with breath exhalate, which is intended to create a new molecular compound that can be measured with its patent pending technology. We believe that the use of a heavy molecule to generate a chemical reaction that can be reliably measured may prove the close correlation between acetone concentrations found in a patient’s exhaled breath and glucose found in his or her blood. This could eliminate a patient’s need to prick his or her finger multiple times per day to get a blood sugar reading. In the first quarter of 2012, we commenced the first clinical trial of the breath glucose test, which was held at Schneider Children’s Medical Center of Israel, a preeminent research hospital. The study is currently on hold pending a determination by the Company as to the potential changes in the study protocol. The purpose of the clinical study is to assess the feasibility of the breath glucose test compared to a standard invasive blood glucose meter and to assess the reliability of the breath glucose test in measuring blood glucose levels under conditions of altered blood glucose levels. The preliminary results of the first half of the study were non-conclusive. The development of the breath glucose test is currently on hold while the Company seeks an industry partner, licensor, or a strategic buyer to continue the project.

Sales, Marketing and Distribution

Our sales, marketing and distribution plan for our healthcare products is to align with large medical distribution companies, and either manufacture the products to their specification or license the products and underlying technology to them.

Manufacturing; Supply Arrangements

We have historically outsourced the manufacturing of all the hardware components of our systems to third parties. As of December 31, 2014, we have not had material difficulties obtaining system components. We believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business. We plan to continue to outsource any manufacturing requirements of our current and under development products.

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

Government Regulation

Regulation by the FDA

Upon the completion of development, we intend to apply for a Clinical Laboratory Improvement Amendments (“CLIA”) waiver from the FDA to market Firefly Dx.

CLIA Waiver. Congress passed the CLIA in 1988 establishing quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. The requirements are based on the complexity of the test and not the type of laboratory where the testing is performed. As defined by CLIA, waived tests are categorized as “simple laboratory examinations and procedures that have an insignificant risk of an erroneous result.” The FDA determines the criteria for tests being simple with a low risk of error and approves manufacturer’s applications for test system waiver.

FDA Premarket Clearance and Approval Requirements. Generally speaking, unless an exemption applies such as applying for a CLIA waiver, each medical device we wish to distribute commercially in the United States will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, or a premarket approval application, or PMA, approved by the FDA. Medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk to the patient associated with the medical device and the extent of control needed to ensure its safety and effectiveness. Devices deemed to pose low or moderate risks are placed in either Class I or II, respectively. The manufacturer of a Class II device is required to submit to the FDA a premarket notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are considered high risk and placed in Class III, requiring premarket approval.

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

Regulation of Government Bid Process and Contracting

Contracts with federal governmental agencies are obtained by primarily through a competitive proposal/bidding process. Although practices vary, typically a formal Request for Proposal is issued by the governmental agency, stating the scope of work to be performed, length of contract, performance bonding requirements, minimum qualifications of bidders, selection criteria and the format to be followed in the bid or proposal. Usually, a committee appointed by the governmental agency reviews proposals and makes an award determination. The committee may award the contract to a particular bidder or decide not to award the contract. The committees consider a number of factors, including the technical quality of the proposal, the offered price and the reputation of the bidder for providing quality care. The award of a contract may be subject to formal or informal protest by unsuccessful bidders through a governmental appeals process. Our contracts with governmental agencies often require us to comply with numerous additional requirements regarding recordkeeping and accounting, non-discrimination in the hiring of personnel, safety, safeguarding confidential information, management qualifications, professional licensing requirements and other matters. If a violation of the terms of an applicable contractual provision occurs, a contractor may be disbarred or suspended from obtaining future contracts for specified periods of time. We have never been disbarred or suspended from seeking procurements by any governmental agency.

Health Care Reform

The Patient Protection and Affordable Care Act, or Affordable Care Act, will likely have a dramatic effect on health care financing and insurance coverage for Americans.  A portion of the Affordable Care Act, referred to as the "Physician Sunshine Payment" provisions, requires applicable manufacturers and distributors of drugs, devices, biological, or medical supplies covered under Medicare, Medicaid or the Children's Health Insurance Program to report annually to the Department of Health and Human Services certain payments or other transfers of value to physicians and teaching hospitals. They also require applicable manufacturers and applicable group purchasing organizations to report certain information regarding the ownership or investment interests held by physicians or the immediate family members of physicians in such entities.  Final regulations implementing the Physician Sunshine Payment provisions were issued on February 8, 2013 and are effective on April 9, 2013. The required data was required to be reported to the Centers for Medicare and Medicaid Services by March 31, 2014. Civil monetary penalties apply for failure to report payments, transfers of value, or physician ownership interests.   In light of the scope of health care reform and the Affordable Care Act, and the uncertainties associated with how it will be implemented on the state and federal level, we cannot predict its impact on the PositiveID at this time.

Interoperability Standards

The HITECH Act requires meaningful use of certified health information technology products in order to receive certain stimulus payments or incentives from the federal government.  Regulations implementing these meaningful use standards are in various stages of development.  There is an increasing need for health care providers, government agencies, and others in the health care industry to use computer communication and recordkeeping technology that is compatible with other systems.  Many states and providers are developing systems for health information exchange.  To the extent that customers, government entities, and other stakeholders demand that our products, such as iglucose , be compatible with various communication systems, we could be required to incur costs and delays in developing and upgrading our software and products.

Competitive Conditions

We compete with many companies in the molecular diagnostics industry and the homeland defense and clinical markets. We believe that Luminex Corporation, Cepheid, Roche, BioMerieux, and Life Technologies Corporation will be competitors for our products. Key characteristics of our markets include long operating cycles and intense competition, which is evident through the number of bid protests (competitor protests of U.S. government procurement awards) and the number of competitors bidding on program opportunities.  It is common in the homeland defense industry for work on major programs to be shared market among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another competitor, become a subcontractor for the ultimate prime contracting company. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of that same competitor on other contracts, or vice versa.

Research and Development

The principal objective of our research and development program is to develop high-value molecular diagnostic products such as M-BAND and Firefly Dx. We focus our efforts on four main areas: 1) engineering efforts to extend the capabilities of our systems and to develop new systems; 2) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 3) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 4) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays. Total research and development expense was $588,000 and $691,000 for the years ended December 31, 2014 and 2013, respectively.

Employees

As of March 19, 2015, we had 9 full-time employees, of whom 4 were in management, finance and administration, 1 in marketing and business development, and 4 in research and development. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

For the years ended December 31, 2014 and 2013, we experienced net losses of $7.2 million and $4.3 million, respectively and our accumulated deficit at December 31, 2014 was $132.8 million.   Until one or more of the products is successfully brought to market, we do not anticipate generating significant revenue or gross profit.   We have submitted, or are the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

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

Our annual audited financial statements for the years ended December 31, 2014 and 2013 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products, and working capital requirements. If we cannot continue as a going concern, our stockholders may lose their entire investment.

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

Our operations are subject to varying degrees of regulation by the FDA, other federal, state and local regulatory agencies and legislative bodies. Adverse decisions or new or amended regulations or mandates adopted by any of these regulatory or legislative bodies could negatively impact our operations by, among other things, causing unexpected or changed capital investments, lost revenues, increased costs of doing business, and could limit our ability to engage in certain sales or marketing activities.

We depend on key personnel to manage our business effectively, and, if we are unable to hire, retain or motivate qualified personnel, our ability to design, develop, market and sell our systems could be harmed.

Our future success depends, in part, on certain key employees, including William J. Caragol, our Chairman of the Board and Chief Executive Officer and Lyle Probst, our President, and on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel may seriously harm our business, financial condition and results of operations. In addition, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly operations, finance, accounting, sales and marketing personnel, may also seriously harm our business, financial condition and results of operations. Our ability to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act which includes the filing with the SEC of periodic reports, proxy statements and other documents relating to our business, financial conditions and other matters, even though compliance with such reporting requirements is economically burdensome at this time.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

As of March 19, 2015, our current directors and executive officers beneficially owned, in the aggregate, approximately 80% of our outstanding voting securities, including 46.5% owned by our Chairman of the Board and Chief Executive Officer. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of the Board and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The Company’s officers, directors and management hold preferred shares that give them voting control of the Company.

On September 30, 2013, the Company issued 413 shares of Series I Preferred Stock to its current officers, directors and management (a total of six people). On December 31, 2013 and January 14, 2014, an additional 587 shares of Series I was issued for 2013 and 2014 management and director compensation. On January 12, 2015, an additional 625 shares of Series I was issued for 2014 management incentive compensation and 2015 director compensation. Each of the Series I preferred is convertible into the Company’s Common Stock, at stated value plus accrued dividends, at the closing bid price on the issuance date, any time at the option of the holder and by the Company in the event that the Company’s closing stock price exceeds 400% of the conversion price for twenty consecutive trading days. The Series I Preferred Stock has voting rights equivalent to twenty-five votes per common share equivalent.

The Series I preferred shares issued to all four current members of the Board and the three non-directors who are part of management are as follows:

Name	Position	Preferred Series I Issued	Common Shares Issuable Upon Conversion	Total Votes
William J. Caragol	Chairman and Chief Executive Officer	856	32,630,716	815,767,895
Michael E. Krawitz	Director	126	4,486,934	112,173,351
Jeffrey S. Cobb	Director	113	4,094,065	102,351,624
Ned L. Siegel	Director	89	3,368,768	84,219,203
Lyle Probst	President	290	11,196,869	279,921,722
Allison F. Tomek	SVP of Corporate Development	101	3,831,807	95,795,166
Kimothy Smith	Chief Technology Advisory	50	1,872,856	46,821,410
Total		1,625	61,482,015	1,537,050,371

As of March 19, 2015, our officers, directors and management now have an aggregate of 1,541,240,713 million votes on any matter brought to a vote of the holders of our common stock, including an aggregate 1,537,050,371 million votes, or 80% of the total vote, through the ownership of Series I Preferred Stock, and 4,691,890 million votes through the ownership of shares of our common stock. As a result, our officers, directors, and management have voting control over the 1,545,962,603 million of the outstanding voting shares of the Company (excluding exercisable Stock options).

As a result, our Board may, at any time, authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our certificate of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Since management has voting control over the Company, it also has the ability to approve any increase in the amount of authorized shares of common or preferred stock thus, there are no limitations on management’s ability to continue to make dilutive issuances of securities.

Risks Related to Our Product Development Efforts

We anticipate future losses and will require additional financing, and our failure to obtain additional financing when needed could force us to delay, reduce or eliminate our product development programs or commercialization efforts.

We anticipate future losses and therefore may be dependent on additional financing to execute our business plan. In particular, we will require additional capital to continue to conduct the research and development and obtain regulatory clearances and approvals necessary to bring our products to market and to establish effective marketing and sales capabilities for existing and future products. Our operating plan may change, and we may need additional funds sooner than anticipated to meet our operational needs and capital requirements for product development, clinical trials and commercialization. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available on a timely basis, we may terminate or delay the development of one or more of our products, or delay establishment of sales and marketing capabilities or other activities necessary to commercialize our products.

Our future capital requirements will depend on many factors, including: the research and development of our molecular diagnostic products, the costs of expanding sales and marketing infrastructure and manufacturing operations; the number and types of future products we develop and commercialize; the costs, timing and outcomes of regulatory reviews associated with our current and future product candidates; the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and the extent and scope of our general and administrative expenses.

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

On February 28, 2014 the Company received final notice from the CRA. The final notice accepted a portion of the Company’s previously disallowed deductions and disallowed others. The Company has determined that it will not further appeal the decision in the final notice. The Company and Stanley are in the process of submitting the amended tax returns necessary to effect the final adjustments. The Company recorded a tax expense of $371,000 for the year ended December 31, 2013 to reflect this adjusted tax obligation to Stanley as of December 31, 2013. During 2014 we made payments of $20,000 to Stanley and will continue to make monthly payments until the balance is paid in full. Based on management’s estimate the Company’s liability to Stanley is approximately $480,000 as of December 31, 2014. Based on our review of the correspondence and evaluation of the supporting detail, we believe that we have adequately accrued for the liability resulting from the final notice.

Industry and Business Risks Related to Our Legacy Healthcare Businesses

The sale and license of our legacy healthcare products may not produce royalty streams.

In 2013 we sold the assets related to our VeriChip business to VeriTeQ Corporation and licensed our iglucose technology to Smart Glucose Meter. In 2014 we also transferred the rights to the GlucoChip technology to VeriTeQ. Pursuant to these agreements, we are due royalties based on future product sales, if any. Should these businesses not generate significant revenues, we will not achieve royalty streams from these sales and licenses. Further, we will continue to seek a license partner for our breath glucose detection system and its underlying patent, which was granted in 2014. If we are unable to find a license or sale partner for this product we may not receive any return from the breath glucose detection system.

Implantation of our implantable microchip may be found to cause risks to a person’s health, which could adversely affect sales of our systems that incorporate the implantable microchip.

The implantation of the VeriChip, which we sold to VeriTeQ, may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. There have been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals. If more people are implanted with our implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could result in negative publicity could damage our business reputation, leading to loss in sales of our other systems targeted at the healthcare market which would harm our business and negatively affect our prospects.

In connection with its acquisition of the VeriChip business, VeriTeQ agreed to indemnify us for any liabilities relating to the implantable microchip. If VeriTeQ is unable to fulfill indemnity obligations, we would be responsible for payment of such liabilities, which could have a material adverse impact on our financial condition.

Risks Related to Our Common Stock

Future sales of our common stock may depress the market price of our common stock and cause stockholders to experience dilution.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including shares issuable on the conversion of convertible notes payable. We may seek additional capital through one or more additional equity or convertible debt transactions in 2015; however, such transactions will be subject to market conditions and there can be no assurance any such transaction will be completed.

Current stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock issued pursuant to convertible preferred stock and debt instruments.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 975,000,000 shares of capital stock consisting of 970,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board. As of March 19, 2015, there are 221,441,067 shares of our common stock and 1,625 of our Series I preferred stock outstanding. There are 4,696,288 shares of our common stock reserved for issuance pursuant to stock option agreements. We also have 4,490,000 shares of our common stock issuable upon the exercise of outstanding warrants. We also have convertible notes with principal and accrued interest balances of $2,441,213 as of March 19, 2015. These notes and our Series I preferred stock are convertible into common stock in the future at prices determined at the time of conversion. The Series I and convertible notes would convert into shares of common stock, based on the closing bid price of $0.026 on March 19, 2015, as follows:

	Principal/	Common Share Conversion
	Liquidation	At Current	At 25%	At 50%	At 75%
	Value	Market	Discount	Discount	Discount

Series I	$1,705,129	1,705,129	1,705,129	1,705,129	1,705,129	(1)
Convertible Notes	2,441,213	91,841,622	122,455,496	183,683,245	367,366,489	(2)

	$4,146,343	93,546,752	124,160,626	185,388,374	369,071,619

(1)	Represents liquidation value, including accrued dividends, on (i) 413 shares of Series I, converted at $0.036; (ii) 75 shares of Series I converted at $0.0250; (iii) 512 shares of Series I converted at $0.0245; and (iv) 625 shares of Series I, converted at $0.027, which are fixed conversion prices.
(2)	The convertible notes are convertible into common stock of the company at prices determined, in the future, at the time of conversion, at discounts of between 37.5% and 40% of the market price or at the lesser of a fixed amount or discount to market. This table includes common shares conversions at the closing bid price of $0.026 on March 19, 2015, and at discounts of 25%, 50% and 75% from the closing bid price on March 19, 2015.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our certificate of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock.  There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

We do not anticipate declaring any cash dividends on our common stock.

In July 2008 we declared, and in August 2008 we paid, a special cash dividend of $15.8 million on our capital stock. Any future determination with respect to the payment of dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board may deem relevant. In addition, our Certificates of Designation for shares of Series I Preferred Stock prohibit the payment of cash dividends on our common stock while any such shares of preferred stock are outstanding.

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

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to):

●	success or lack of success in being awarded, as a subcontractor to The Boeing Company, the next stage procurement related to the BioWatch system;

●	success or lack of success in being awarded research and development contracts with U.S. Government agencies, related to our Firefly Dx product, or otherwise;

●	success or lack of success being granted patents for its core biological diagnostic and detection technologies;

●	introduction of competitive products into the market;

●	receipt of payments of any royalty payments under the sale and licensing agreements related to our legacy healthcare products;

●	unfavorable publicity regarding us or our products;

●	termination of development efforts of any product under development or any development or collaboration agreement.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also significantly affect the market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 3,000 square feet of office space, under a lease that expires on August 31, 2015.  Our operations are based in Pleasanton, California, where we lease approximately 6,250 square feet of lab and office space under a lease that expires on April 30, 2015.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “PSID.”  On March 19, 2015, the last reported bid price of our common stock was $0.026 per share.  The following table presents the high and low bid price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2014	High	Low
Quarter ended December 31, 2014	$0.09	$0.03
Quarter ended September 30, 2014	$0.07	$0.03
Quarter ended June 30, 2014	$0.09	$0.05
Quarter ended March 31, 2014	$0.14	$0.02

Fiscal Year Ended December 31, 2013	High	Low
Quarter ended December 31, 2013	$0.07	$0.02
Quarter ended September 30, 2013	$0.13	$0.03
Quarter ended June 30, 2013	$0.58	$0.13
Quarter ended March 31, 2013	$0.59	$0.37

Holders

According to the records of our transfer agent, as of March 19, 2015, there were approximately 74 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

In July 2008, we declared and in August 2008, we paid a special cash dividend of $15.8 million on our capital stock. Any future determination with respect to the payment of dividends on our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board may deem relevant.  In addition, our Certificates of Designation for shares of Series C, Series F and Series H Preferred Stock prohibit the payment of cash dividends on our common stock while any such shares of preferred stock are outstanding.

Equity Compensation Plan Information

The following table presents information regarding options and rights outstanding under equity our compensation plans as of December 31, 2014:

Plan Category(1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	406,288	$0.11	1,179,766
Equity compensation plans not approved by security holders(2)	2,450,000	$31.84	—
Total	2,856,288	$0.79	1,179,766

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 7 to our consolidated financial statements for the year ended December 31, 2014.

(2)	We have made grants outside of our equity plans and have outstanding warrants exercisable for 4,490,000 shares of our common stock. These warrants were granted as compensation for financing transactions or for the rendering of consulting services.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

1.	On October 2, 2014, we issued 1,100,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

2.	On October 2, 2014, we issued 1,450,685 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

3.	On October 3, 2014, we issued 279,117 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

4.	On October 3, 2014, we issued 1,273,656 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

5.	On October 7, 2014, we issued 555,556 shares of our common stock to Adar Bays, LLC in connection with the conversion of a promissory note.

6.	On October 7, 2014, we issued 6,242,112 shares of our common stock to Ironridge Global IV, LLC pursuant to the preferred stock agreement dated August 26, 2013.

7.	On October 7, 2014, we issued 555,555 shares of our common stock to Coventry Enterprises, LLC in connection with the conversion of a promissory note.

8.	On October 1, 2014, we issued 800,000 shares of our common stock to a consultant pursuant to a consulting agreement.

9.	On October 9, 2014, we issued 1,056,739 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

10.	On October 13, 2014, we issued 2,237,808 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

11.	On October 13, 2014, we issued 1,711,808 shares of our common stock to LG Capital Funding, LLC in connection with the conversion of a promissory note.

12.	On October 15, 2014, we issued 975,610 shares of our common stock to KBM Worldwide, Inc. in connection with the conversion of a promissory note.

13.	On October 15, 2014, we issued 58,051 shares of our common stock to LG Capital Funding, LLC in connection with the conversion of a promissory note.

14.	On October 16, 2014, we issued 2,127,103 shares of our common stock to KBM Worldwide, Inc. in connection with the conversion of a promissory note.

15.	On October 17, 2014, we issued 3,400,000 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

16.	On October 20, 2014, we issued 2,333,333 shares of our common stock to Coventry Enterprises, LLC in connection with the conversion of a promissory note.

17.	On October 20, 2014, we issued 1,600,870 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

18.	On October 20, 2014, we issued 1,322,751 shares of our common stock to Adar Bays, LLC in connection with the conversion of a promissory note.

19.	On October 21, 2014, we issued 1,316,349 shares of our common stock to Adar Bays, LLC in connection with the conversion of a promissory note.

20.	On October 22, 2014, we issued 697,785 shares of our common stock to Adar Bays, LLC in connection with the conversion of a promissory note.

21.	On October 22, 2014, we issued 180,000 shares of our common stock to a consultant pursuant to a consulting agreement.

22.	On October 23, 2014, we issued 4,988,220 shares of our common stock to Ironridge Global IV, LLC pursuant to the preferred stock agreement dated August 26, 2013.

23.	On October 27, 2014, we issued 2,890,411 shares of our common stock to Auctus Private Equity Fund, LLC in connection with the conversion of a promissory note.

24.	On October 27, 2014, we issued 1,126,126 shares of our common stock to Adar Bays, LLC in connection with the conversion of a promissory note.

25.	On October 31, 2014, we issued 3,510,704 shares of our common stock to JMJ Financial in connection with the conversion of a promissory note.

26.	On November 3, 2014, we issued 496,032 shares of our common stock to Adar Bays, LLC in connection with the conversion of a promissory note.

27.	On November 5, 2014, we issued 258,018 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

28.	On November 5, 2014, we issued 300,000 shares of our common stock to a consultant pursuant to a consulting agreement.

29.	On November 10, 2014, we issued 545,635 shares of our common stock to Adar Bays, LLC in connection with the conversion of a promissory note.

30.	On November 11, 2014, we issued 1,450,172 shares of our common stock to Adar Bays, LLC in connection with the conversion of a promissory note.

31.	On November 12, 2014, we issued 775,196 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

32.	On November 17, 2014, we issued 1,050,311 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

33.	On November 21, 2014, we issued 527,190 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

34.	On December 2, 2014, we issued 528,407 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

35.	On December 8, 2014, we issued 435,034 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

36.	On December 11, 2014, we issued 66,915 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

37.	On December 22, 2014, we issued 525,315 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

38.	On December 24, 2014, we issued 1,006,575 shares of our common stock to Union Capital, LLC in connection with the conversion of a promissory note.

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

Overview

PositiveID develops molecular diagnostic systems for bio-threat detection and rapid medical testing.  The Company also develops fully automated pathogen detection systems and assays to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction.  PositiveID is also developing the Firefly Dx, an automated pathogen detection systems for rapid diagnostics, both for clinical and point of need applications.

On May 23, 2011, we entered into a Stock Purchase Agreement to acquire MFS, pursuant to which MFS became a wholly-owned subsidiary. MFS specialized in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.

Since its inception, and prior to acquisition, PositiveID, through its wholly-owned subsidiary MFS, has received over $50 million in government grants and contract work for the Department of Defense, DHS, the Federal Bureau of Investigation, the National Aeronautics and Space Administration, the Defense Advanced Research Projects Agency and industrial clients.  We hold a substantial portfolio of 18 patents/patents pending primarily for the automation of biological detection using real-time analysis for the rapid, reliable and specific identification of pathogens.

Beginning in 2011 and continuing through 2013, as a part of our refocusing our business, we set out to (1) align ourselves with strong strategic partners to prepare our M-BAND product for the DHS’s next generation BioWatch program, which has been estimated to be a $3 billion program over five years; (2) identify a research and development contract to complete the development of our clinical/point of demand diagnostic platform, the Firefly system; and (3) reduce our operating costs to focus solely on those initiatives. The results of these efforts continue on an ongoing basis through 2015.

Subsequent to acquiring MFS in 2011, the Company has: (1) sold substantially all of the assets of NationalCreditReport.com, which it had acquired in connection with the Steel Vault Merger in 2011; (2) sold its VeriChip and HealthLink businesses; (3) drastically reduced its operating cost and cash burn; (4) entered into a license agreement and teaming agreement with Boeing for its M-BAND system in the fourth quarter of 2012; (5) entered into exclusive licenses for its iglucose and GlucoChip technologies.  The Company will continue to either seek strategic partners or acquirers for its glucose breath detection technology.

Results of Operations

Overview

The Company operates in a single market segment – molecular diagnostics and detection.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue

We reported $945,000 and nil revenue from continuing operations for the years ended December 31, 2014 and 2013. On March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the U.S. Department of Defense (“DoD”). Pursuant to the agreement, work commenced in April 2014 and is expected to be completed in early 2015. In July 2014 the Company received an additional purchase order to increase the scope and value of the agreement. The terms of this fixed price agreement include a total value of $1,008,000 to PositiveID, paid in monthly installments between April and October, 2014 with the work expected to be completed in early 2015.

This agreement supports the DoD Joint United States Forces Korea Portal and Integrated Threat Recognition (“JUPITR”) Program, which is intended to detect biological threats in order to protect our nation’s warfighters and allies. Under the JUPITR program the DoD will test and evaluate PositiveID’s biological detection and identification product, M-BAND. The assessment will baseline performance, reliability, maintainability, ease of use, and cost of operation to provide the “best of breed” and most affordable options for the U.S. Army and U.S. Air Force.

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

Direct Labor

Direct labor consists of compensation expense for employees and consultants working directly on the Company’s revenue producing agreements. Direct labor was $294,000 and nil for years ended December 31, 2014 and 2013, respectively, related to the contract discussed above, on which work began in April 2014.

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

Selling, general and administrative expense increased by approximately $50,000, or 1.2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.

Research and Development

 Our research and development expense consists primarily of labor (both internal and contract) and materials costs associated with various development projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our project partners and acquisition of in process research and development.  We seek to structure our research and development on a project basis to allow the management of costs and results on a discrete short term project basis.  This may result in quarterly expenses that rise and fall depending on the underlying project status.  We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time.

Research and development expense decreased by approximately $103,000, or 14.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease was primarily attributable to the increase in direct labor, or allocation of labor efforts to revenue producing activities related to our molecular diagnostic products.

Change in Contingent Earn-Out Liability and Change in Fair Value of Embedded Conversion Option Liability

The change in contingent earn-out liability increased by $383,000 or 292%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily attributed to the change, or decrease, in the fair-value of the contingent earn-out liability on December 31, 2014 which is the end of the earn out period. As the earn-out period is now completed, the contingent earn-out liability has been reduced to nil. This is a non-cash income/expense item.

The change in fair value of embedded conversion option liability increased by approximately $198,000 or 100%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily attributed to note inception date fair value charged to other expense and the change in the fair-value of the derivative liability in the year ended December 31, 2014. This is a non-cash income/expense item.

Interest and Other Income (Expense) (net)

Interest expense increased by approximately $2.4 million or 366%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes, in the year ended December 31, 2014. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Other income, net, decreased by approximately $1.5 million or 100%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease was primarily attributed to the 2013 gain on the transfer of VeriTeQ shares which had cost basis of $0 to settle $590,000 of accrued compensation and the realization of a $781,000 gain on sale of VeriTeQ common shares and note which also had cost bases of $0.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the years ended December 31, 2014 and 2013 was approximately $0.9 and $9.0 million, respectively.  This amount in both periods is a non-cash charge.  The decrease of $8.1 million is primarily the result of decreased Series F preferred conversions during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, cash and cash equivalents totaled approximately $145,000 compared to cash and cash equivalents of approximately $165,000 at December 31, 2013.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $2.6 million during the year ended December 31, 2014 and approximately $2.1 million during the year ended December 31, 2013, primarily to fund operating losses. This increase in cash used in operating activities was primarily the result of efforts to reduce current liabilities, and the receipt of $1.5 million from Boeing related to the Boeing License Agreement in 2013.

Cash Flows from Investing Activities

Cash flow used in investing activities were not significant for the year ended December 31, 2014 and was $778,000 of cash provided by investing activities primarily from sale of VeriTeQ common stock and note for the year ended December 31, 2013.

Cash Flows from Financing Activities

Financing activities provided net cash of approximately $2.6 million and $1.4 million during the years ended December 31, 2014 and 2013, respectively, primarily related to proceeds from the issuance of convertible notes and the sale of Series F Preferred Stock.

Financial Condition

As of December 31, 2014, we had a working capital deficiency of approximately $8.1 million and an accumulated deficit of approximately $132.8 million, compared to a working capital deficit of approximately $5.6 million and an accumulated deficit of approximately $124.6 million as of December 31, 2013. The decrease in working capital was primarily due to operating losses for the period, offset by cash received from an agreement, in a form of a purchase order, from with UTC Aerospace Systems to support a contract for the DoD (“UTAS Agreement”), and capital raised through convertible debt financings.

 On March 28, 2014 the Company entered into an agreement, amended and augmented in July 2014, in the form of a purchase order, from UTAS to support a contract for the DoD. Pursuant to the agreement, work commenced in April 2014 and was substantially complete by early 2015. The terms of this fixed price agreement include a total value of $1,008,000 to PositiveID, paid in monthly installments between April and October, 2014.

We have incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection products.  We expect our operating losses to continue through 2015. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  In 2013 and 2014, we raised approximately $1.8 and $2.7 million, respectively from the issuance of convertible preferred stock and convertible debt. In addition, we received $1.5 million under the Boeing License in 2013 and $1.0 million in 2014 under the UTAS Agreement.

On November 25, 2014 the Company closed a financing transaction by entering into a Securities Purchase Agreement with an accredited investor for an aggregate subscription amount of $4,000,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Note (collectively, the “Notes”) to the Purchaser. The Purchase Price will be paid in eight equal monthly payments of $500,000. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, subject to certain conditions contained in the Securities Purchase Agreement. The Company also reimbursed the Purchaser $25,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $25,000 from the first tranche. The use of proceeds from this financing are intended for the completion of the breadboard prototype of the Company’s Firefly Dx cartridge, restructuring of the Company’s existing convertible debt, and general working capital. As of March 19, 2015 the first four of eight monthly tranches have been funded.

During 2015 and 2016, we will need to raise additional capital, including capital not currently available under our current financing agreements in order to execute our business plan.

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

 To date, the Company has generated revenue from two sources: (1) professional services (consulting & advisory), and (2) technology licensing.

Specific revenue recognition criteria for each source of revenue is as follows:

(1)	Revenues for professional services, which are of short term duration, are recognized when services are provided,

(2)	Technology license revenue is recognized upon the completion of all terms of that license. Payments received in advance of completion of the license terms are recorded as deferred revenue.

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

In assessing potential impairment of the intangible assets and goodwill recorded in connection with the MFS acquisition as of December 31, 2014, we considered the likelihood of future cash flows attributable to such assets, including but not limited to cash received from Boeing and the probability and extent of our participation in the DHS’s next generation BioWatch program and the what we believe to be a large market opportunity for our Firefly Dx product, once development is complete with regard to our intangible assets. We evaluated goodwill in accordance with the market capitalization method. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets or goodwill exists as of December 31, 2014.

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

We continue to fully recognize our tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. We have analyzed our filing positions in all of the foreign, federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, we have not recorded a tax liability and have no unrecognized tax benefits as of December 31, 2014 or 2013, other than a repayment of Canadian tax obligations advance by Stanley.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 1, 2014, the Company dismissed its independent registered public accounting firm, EisnerAmper LLP (“Eisner”).

On July 1, 2014, the Company engaged Salberg & Company, P.A. (“Salberg”) as its new independent registered public accounting firm. During the year ended December 31, 2013 and prior to July 1, 2014 (the date of the new engagement), we did not consult with Salberg regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by Salberg, in either case where written or oral advice provided by Salberg would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Our Board of Directors participated in and approved the decision to change independent accountants. Through the period covered by the financial audit for the years ended December 31, 2013, December 31, 2012 and through July 1, 2014 (date of dismissal), there have been no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Eisner would have caused them to make reference thereto in their report on the financial statements.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2014. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2014 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including the CEO and acting CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2014, based upon the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our directors, their ages and business experience, as of March 19, 2015, are set forth below:

Name	Positions with the Company
William J. Caragol	Chairman, Chief Executive Officer, and Acting Chief Financial Officer
Jeffrey S. Cobb	Director
Michael E. Krawitz	Director
Ned L. Siegel	Director

William J. Caragol, 47, has served as our Chief Executive Officer since August 26, 2011 and as our Chairman of the Board of Directors since December 6, 2011 and previously served as our President from May 2007 until August 26, 2011, our Chief Executive Officer from August 2006 through August 26, 2011, and Treasurer since December 2006.  Since September 28, 2012, Mr. Caragol has also been our acting chief financial officer.  Mr. Caragol served as Steel Vault’s chief executive officer and a member of its Board of Directors during 2008 and 2009, when Steel Vault became our wholly-owned subsidiary. Previously Mr. Caragol was the Chief Financial Officer of Millivision Technologies and was a Senior Manager with Deloitte & Touche LLP. Mr. Caragol serves on the Board of Trustees of Saint Andrews School.  Mr. Caragol served as a member of the Board of Directors of Gulfstream International Group, Inc. during 2010 and on the Board of Directors of VeriTeQ Corporation until July 8, 2013.  He is a member of the American Institute of Certified Public Accountants and graduated from the Washington & Lee University with a bachelor of science in Administration and Accounting. The Board of Directors nominated Mr. Caragol as a director because of his past experience as a senior executive of other companies in the technology industry and because he holds the position of chief executive officer.

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

Michael E. Krawitz, 45, has served as a member of our Board of Directors since November 2008. He currently serves as Chief Legal and Financial Officer of VeriTeQ Corporation. From November 2010 to January 2014 he served as chief executive officer and general counsel of PEAR, LLC, a company that finances renewable energy and energy efficiency projects throughout the United States. From June 2010 until February 2011, he served as chief executive officer of Florida Sunshine Investments I, Inc. He previously served as the chief executive officer and president of Digital Angel Corporation from December 2006 to December 2007, executive vice president, general counsel and secretary from March 2003 until December 2006, and as a member of its Board of Directors from July 2007 until December 2007. Mr. Krawitz served as a member on the Board of Directors of Steel Vault from July 2008 until November 2009. Mr. Krawitz earned a bachelor of arts degree from Cornell University and a juris doctorate from Harvard Law School. Mr. Krawitz was nominated to the Board of Directors due to his past experience as a chief executive officer of Digital Angel, our former parent company, as well as his experience as an attorney.

Ned L. Siegel, 63, has served as a member of our Board of Directors since February 2011.  He has served as President of the Siegel Group, Inc. since September 1997, and Managing Member of the Siegel Consulting Group, LLC since November 2009, which provide real estate development and realty management services.  From October 2007 until January 2009, he served as United States Ambassador to the Commonwealth of the Bahamas. Mr. Siegel was appointed Vice Chairman of Alternative Fuels Americas, Inc. in January of 2011. Mr. Siegel earned a bachelor of arts degree from the University of Connecticut in 1973 and a juris doctorate from the Dickinson School of Law in 1976.  Mr. Siegel was nominated to the Board of Directors due to his past experience with government appointments and services and his managerial experience.

Executive Officers

Our executive officers, their ages and positions, as of March 19, 2015, are set forth below:

Name	Age	Position
William J. Caragol	47	Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer
Lyle L. Probst	44	President

A summary of the business experience of Mr. Caragol is set forth above.

Lyle L. Probst, 44, has served as our President since April 2014 and previously served as our vice president of operations and product development from May 2011 until April 2014.  He has 15 years of management experience with large bio-detection programs and products, and joined PositiveID in 2011 at the time that PositiveID acquired Microfluidic Systems. Mr. Probst joined Microfluidic Systems in February 2007 and served as the director of project management until February 2010, and then served as the senior director of project management until April 2011.  At Microfluidic Systems, Mr. Probst managed a series of programs such as the Department of Homeland Security Science & Technology BAND (Bioagent Autonomous Networked Detector) program. Before joining Microfluidic Systems, Mr. Probst directed bio-detection programs at Lawrence Livermore National Laboratory (“LLNL”) as a biomedical scientist project manager from February 2000 until February 2007. While he was at LLNL, he was instrumental in the development and deployment of BioWatch Generation 1, and was principal investigator/developer of the high-throughput BioWatch mobile laboratory and a subject matter expert within the Biodefense Knowledge Center. Mr. Probst was previously the Director of Capillary Electrophoresis and Director of Chemistries at the Joint Genome Institute. He holds a B.S. in Biology and an M.B.A in Executive Management.

Audit Committee

Our audit committee currently consists of Ned L. Siegel and Jeffrey S. Cobb. Mr. Siegel chairs the audit committee. Our Board has determined that each of the members of our audit committee is “independent,” as defined under, and required by, the federal securities laws and the rules of the SEC, including Rule 10A-3(b)(i) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act. Although we are no longer listed on the Nasdaq Capital Market, each of the members of our audit committee is “independent” under the listing standards of the Nasdaq Capital Market. Our Board has determined that Mr. Siegel qualifies as an “audit committee financial expert” under applicable federal securities laws and regulations. A copy of the current audit committee charter is available on our website at www.positiveidcorp.com.

The audit committee assists our Board in its oversight of:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC and furnish us with copies of all such reports. Based solely on a review of copies of such forms and written representations from our directors, executive officers and 10% owners, we believe that for the fiscal year of 2014, all of our directors, executive officers and 10% owners were in compliance with the disclosure requirements of Section 16(a).

Code of Business Conduct and Ethics

Our Board has approved and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board has also approved and we have adopted a Code of Ethics for Senior Financial Officers, or the Code for SFO, which applies to our chief executive officer and chief financial officer. The Code of Conduct and the Code for SFO are available upon written request to PositiveID Corporation, Attention: Secretary, 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. The audit committee of our Board is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2013 and 2014 by:

●	each person who served as our chief executive officer in 2014; and

●	each person who served as our chief financial officer in 2014; and

●	each person who served as our President in 2014.

We had no other executive officers during any part of 2014.

Summary Compensation Table

Name and Principal Position	Year		Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

William J. Caragol	2014		200,000	(1)	405,000	(2)	145,590	(3)	—	—	178,774	(4)	929,364
Chairman, Chief Executive Officer and Acting Chief Financial Officer	2013		275,000	(5)	179,400	(6)	51,250	(7)	—	—	47,655	(8)	553,305
Lyle Probst	2014		200,000	(9)	272,500	(10)	—		—	—	—		427,500
President	2013	(11)	—		—		—		—	—	—		—

(1)	Represents the $200,000 salary pursuant to his amended employment contract.
(2)	Represents the (i) grant date fair value of 500,000 shares of common stock, (ii) grant date fair value of 225 Series I shares issued as a component of Mr. Caragol’s 2014 incentive compensation and, (iii) $75,000 accrued incentive compensation for 2014. The Series I shares were issued on January 12, 2015 and will vest on January 1, 2017.
(3)	Represents the aggregate grant date fair value, of 100,000 shares of our common stock and the grant date fair value of 143 Series I Preferred Shares granted to Mr. Caragol related to the reduction of his salary pursuant to his amended employment contract.
(4)	The amount shown includes (i) $25,000 for an expense allowance, (ii) $23,774 for an automobile lease, insurance and gasoline expenses, and (iii) grant date fair value of 100 Series I Shares issued to Mr. Caragol as tax equalization payments for previous equity awards.
(5)	Represents the $275,000 salary pursuant to Mr. Caragol’s amended employment contract. Of this amount $214,000 was not paid in 2013, and was paid during 2014.
(6)	Represents the grant date fair value of 138 Series I Preferred Stock which was granted to Mr. Caragol as bonus compensation for 2013.
(7)	Represents the aggregate grant date fair value, of 100,000 shares of our common stock.
(8)	The amount shown includes (i) $25,000 for an expense allowance, which amount was converted to Series I Preferred Stock as part of a liability reduction plan; and (ii) $22,655 for an automobile lease, insurance and gasoline expenses.
(9)	Represents 2014 $200,000 salary; Mr. Probst was appointed President of the Company on April 16, 2014.
(10)	Represents the (i) grant date fair value of the 366,667 shares of common stock, (ii) grant date fair value of 150 Series I shares issued as a component of Mr. Probst’s 2014 incentive compensation and, (iii) $50,000 accrued incentive compensation for 2014. The Series I shares were issued on January 12, 2015 and will vest on January 1, 2017.
(11)	Mr. Probst was appointed as the President of the Company on April 16, 2014 therefore no compensation was disclosed for 2013.

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

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement, or the First Amendment, between us and William J. Caragol, our Chief Executive Officer, in connection with Mr. Caragol’s assumption of the position of chairman of the Board effective December 6, 2011. The First Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between us and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000  to be paid beginning January 1, 2012 in twelve (12) equal monthly payments.   This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 was paid in 2013.  In addition, the First Amendment amends the change of control provision by increasing the multiplier from 3 to 5 and capping any change in control compensation to 10% of the transaction value.  The First Amendment also obligated us to grant to Mr. Caragol an aggregate of 500,000 shares of restricted stock over a 4 year period as follows: (i) 100,000 shares upon execution of the First Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000 shares on January 1, 2015, which shall vest on January 1, 2016.   We and Mr. Caragol agreed to delay the issuance of the first and second restricted share grants, for a total of 200,000 shares, until we had available shares under one of our stock incentive plans. The restricted shares were granted on October 4, 2012. Upon a change in control or in the event that Mr. Caragol terminates his employment for “constructive termination” (as such term is defined his employment agreement) or in the event we terminate his employment without cause, the restricted stock described above shall be issued within five (5) business days of such triggering event and all of the restricted stock shall vest immediately. If Mr. Caragol resigns, is terminated for cause, or his employment is terminated due to his death or disability, Mr. Caragol will forfeit the restricted shares discussed above.

On September 28, 2012, the employment of Bryan D. Happ, our Chief Financial Officer terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, we and Mr. Happ entered into a Separation Agreement and General Release, or the Separation Agreement, on September 28, 2012. Pursuant to the Separation Agreement, Mr. Happ is due to receive payments totaling $404,423, or the Compensation, consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid with 200,000 shares of our restricted common stock (such shares not issued under a stockholder approved plan) and $304,423 will be paid in cash. As of December 31, 2014, we have paid $166,880 of the cash balance to Mr. Happ.

Also effective September 28, 2012, we appointed William J. Caragol, our Chairman and Chief Executive Officer, as our acting Chief Financial Officer.

On January 14, 2014 the Company and Mr. Caragol agreed to amend his employment contract and reduce his annual salary from the remainder of its term to $200,000, per annum, in exchange for 143 shares of Series I Preferred Stock, with a face value of $143,000. The Company also granted Mr. Caragol 100 shares of Series I Preferred Stock as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during past years.

Outstanding Equity Awards as Of December 31, 2014

The following table provides information as of December 31, 2014 regarding unexercised stock options and restricted stock outstanding held by Messrs. Caragol and Probst:

Outstanding Equity Awards as of December 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William J. Caragol	—	—	—	—	—	1,938,916	(1)	$57,974	(3)	—		—
	—	—	—	—	—	—		—		100,000	(2)	$2,990	(3)
Lyle Probst	3,000	—	—	$9.25	5/23/2021	—		—		—		—
	1,000	—	—	$5.75	8/31/2021	—		—		—		—
	1,000	—	—	$5.75	8/31/2022	—		—		—		—
	20,000	—	—	$1.00	6/06/2022	—		—		—		—
	—	—	—	—	—	611,298	(4)	$18,278	(3)	—		—

(1)	Mr. Caragol owns, as of December 31, 2014, an aggregate of 1,938,916 unvested shares of common stock which will vest as follows: (i) 100,000 shares of common stock will vest on January 1, 2015, and (ii) 1,838,916 will vest on January 1, 2016.
(2)	Pursuant to Mr. Caragol’s employment agreements we are obligated to grant to Mr. Caragol an aggregate of 500,000 shares of restricted stock over a 4 year period as follows: (i) 100,000 shares upon execution of the agreement, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000 shares on January 1, 2015, which shall vest on January 1, 2016. Upon a change in control or in the event that Mr. Caragol terminates his employment for “constructive termination” (as such term is defined his employment agreement) or in the event we terminate his employment without cause, the restricted stock described above shall be issued within five (5) business days of such triggering event and all of the restricted stock shall vest immediately. If Mr. Caragol resigns, is terminated for cause, or his employment is terminated due to his death or disability, Mr. Caragol will forfeit the restricted shares discussed above.
(3)	Computed by multiplying the closing market price of a share of our common stock on December 31, 2014, or $0.0299, by the number of shares of common stock that have not vested.
(4)	Mr. Probst was granted 244,631 of restricted stock on January 8, 2013 and 366,667 of restricted stock on April 16, 2014 as employee incentive compensation for 2012 and 2014, respectively. These restricted shares will vest on January 1, 2016.

Director Compensation

The following table provides compensation information for persons serving as members of our Board of Directors during 2014:

2014 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(2)	Total ($)
Jeffrey S. Cobb	20,000	—	—	—	—	32,500	52,500
Michael E. Krawitz	20,000	—	—	—	—	32,500	52,500
Ned L. Siegel	20,000	—	—	—	—	32,500	52,500

(1)	These fees are comprised of $5,000 per quarter, per director
(2)	Represent the grant date fair value of the Series I Convertible Preferred Shares were granted as 2014 Board of Directors compensation pursuant to a Restricted Stock Award Agreement dated December 31, 2013. Each non-executive board member was granted 25 Series I Preferred Shares on December 31, 2013, which vest on January 1, 2016. Additionally, on January 12, 2015, each non-executive member was granted 50 shares of Series I convertible preferred stock, which vest on January 1, 2017. These grants were components of 2015 director’s compensation, and as such these amounts have not been included in 2014 Director Compensation.

On December 31, 2013, the Board of Directors approved the 2014 Board Compensation Plan, effective January 1, 2014, where each director receives a quarterly compensation of $5,000.

The Series I preferred shares that were issued to the independent board of directors as of March 19, 2015 is detailed as follows:

Name	Position	Preferred Series I Issued	Common Shares Issuable Upon Conversion	Total Votes
Michael E. Krawitz	Director	126	4,486,934	112,173,351
Jeffrey S. Cobb	Director	113	4,094,065	102,351,624
Ned L. Siegel	Director	89	3,368,768	84,219,203
Total		328	11,949,767	298,744,178

Item 12. Security Ownership of Certain Beneficial Owners And Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 19, 2015 by:

●	each of our directors;
●	each of our named executive officers;
●	all of our executive officers and directors as a group; and
●	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 19, 2015 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 221,441,067 shares of our common stock outstanding as of March 19, 2015. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o PositiveID Corporation, 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. As a result the Company’s issuance of 1,474 shares of Series I Preferred Stock to named executive officers and directors, they have the voting right to 1.39 billion votes as the result of their Series I holdings. The percentage of voting rights in the table below assumes that all Series I shares held by directors and named officers are voted in any instance requiring shareholder vote.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)	Percent of Voting Rights (%)
Five Percent Stockholders:
William J. Caragol (1)	34,882,632	13.7%	46.5%

Named Executive Officers and Directors:
William J. Caragol (1)	34,882,632	13.7%	46.5%
Lyle L. Probst (2)	11,833,167	5.1%	16.0%
Jeffrey S. Cobb (3)	4,706,615	2.1%	5.9%
Michael E. Krawitz (4)	5,145,734	2.3%	6.4%
Ned L. Siegel (5)	4,035,844	1.8%	4.8%
Executive Officers and Directors as a group (5 persons)(6)	60,603,992	21.9%	79.6%

(1)

Mr. Caragol beneficially owns 34,882,632 shares which include 2,251,916 shares of common stock directly owned by Mr. Caragol.

Mr. Caragol has sole voting power over 1,751,916 shares of our common stock. Mr. Caragol has sole dispositive power over 913,000 shares of our common stock. Mr. Caragol lacks dispositive power over 1,338,916 shares which are restricted as to transfer until January 1, 2016. Mr. Caragol owns 856 shares of Series I preferred stock, which may convert to 32,630,716 shares of common stock. The Series I preferred stock vests on January 1, 2017.

(2)	Includes 611,298 shares of our common stock and 25,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 19, 2015. Mr. Probst lacks dispositive power over 244,631 shares, which are restricted until January 1, 2016. Mr. Probst owns 290 shares of Series I preferred stock, which may convert to 11,196,869 shares of common stock. The Series I preferred stock vests on January 1, 2017.
(3)	Includes 574,800 shares of our common stock and 37,750 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 19, 2015. Mr. Cobb lacks dispositive power over 60,000 shares, which are restricted until January 1, 2016. Mr. Cobb owns 113 shares of Series I preferred stock, which may convert to 4,094,065 shares of common stock. The Series I preferred stock vests on January 1, 2017.
(4)	Includes 622,800 shares of our common stock and 36,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 19, 2015. Mr. Krawitz lacks dispositive power over 100,000 shares, which are restricted until January 1, 2016. Mr. Krawitz owns 126 shares of Series I preferred stock, which may convert to 4,486,934 shares of common stock. The Series I preferred stock vests on January 1, 2017.
(5)	Includes 631,076 shares of our common stock and 36,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 19, 2015. Mr. Siegel lacks dispositive power over 120,000 shares, which are restricted until January 1, 2016. Mr. Siegel owns 89 shares of Series I preferred stock, which may convert to 3,368,768 shares of common stock. The Series I preferred stock vests on January 1, 2017.
(6)	Includes shares of our common stock beneficially owned by current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 19, 2015, in each case as set forth in the footnotes to this table.

 Equity Compensation Plan Information

The following table presents information regarding options and rights outstanding under equity our compensation plans as of December 31, 2014:

Plan Category(1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	406,288	$0.11	1,179,766
Equity compensation plans not approved by security holders(2)	2,450,000	$31.84	—
Total	2,856,288	$0.79	1,179,766

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 7 to our consolidated financial statements for the year ended December 31, 2014.

(2)	We have made grants outside of our equity plans and have outstanding warrants exercisable for 4,490,000 shares of our common stock. These warrants were granted as compensation for financing transactions or for the rendering of consulting services.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since the beginning of our fiscal year 2013, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Related Party Transactions

VeriTeQ Transaction

On January 11, 2012, VeriTeQ Acquisition Corporation, or VAC, which is controlled by our former chairman and chief executive officer, purchased all of the outstanding capital stock of PositiveID Animal Health, or Animal Health, in exchange for a secured promissory note in the amount of $200,000, or the Note, and 4 million shares of common stock of VAC representing a 10% ownership interest, to which no value was ascribed. The Note accrued interest at 5% per annum. Payments under the Note were to begin on January 11, 2013 and were due and payable monthly, and the Note matured on January 11, 2015. The Note was secured by substantially all of the assets of Animal Health pursuant to a security agreement dated January 11, 2012, or the VeriTeQ Security Agreement. Mr. Caragol was a director of VAC until July 8, 2013. Mr. Krawitz, a director of the Company, was also a director of VAC and its successor, VeriTeQ Corporation. Mr. Krawitz is no longer a director of VeriTeQ Corporation, but he remains as an executive of VeriTeQ Corporation.

In connection with the sale, we entered into a license agreement with VAC dated January 11, 2012, or the Original License Agreement, which granted VAC a nonexclusive, perpetual, nontransferable, license to utilize our biosensor implantable radio frequency identification (RFID) device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” or the Patent, for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management. Pursuant to the Original License Agreement, we were to receive royalties in the amount of 10% on all gross revenues arising out of or relating to VAC’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of 20% on gross revenues that are generated under the Development and Supply Agreement between us and Medical Components, Inc., or Medcomp, dated April 2, 2009, to be calculated quarterly with royalty payments due within 30 days of each quarter end. The total cumulative royalty payments under the agreement with Medcomp will not exceed $600,000.

We also entered into a shared services agreement with VAC on January 11, 2012, or the Shared Services Agreement, pursuant to which we agreed to provide certain services to VAC in exchange for $30,000 per month. The term of the Shared Services Agreement commenced on January 23, 2012. The first payment for such services was not payable until VAC receives gross proceeds of a financing of at least $500,000. On June 25, 2012, the Shared Services Agreement was amended, pursuant to which all amounts owed to us under the Shared Services Agreement as of May 31, 2012 were converted into shares of common stock of VAC. In addition, effective June 1, 2012, the level of shared services was decreased and the monthly charge for the shared services under the Shared Services Agreement was reduced from $30,000 to $12,000. Furthermore, on June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a nonexclusive license to an exclusive license, subject to VeriTeQ meeting certain minimum royalty requirements as follows: 2013 $400,000; 2014 $800,000; and 2015 and thereafter $1,600,000.

On August 28, 2012, we entered into an Asset Purchase Agreement with VAC, or the VAC Asset Purchase Agreement, whereby VAC purchased all of the intellectual property, including patents and patents pending, related to our embedded biosensor portfolio of intellectual property. Under the VAC Asset Purchase Agreement, we are to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VAC‘s sale of products, whether by license or otherwise, specifically relating to the embedded biosensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. In 2012, there were no minimum royalty requirements. Minimum royalty requirements thereafter, and through the remaining life of any of the patents and patents pending, were identical to the minimum royalties due under the Original License Agreement.

Simultaneously with the VAC Asset Purchase Agreement, we entered into a license agreement with VAC which granted us an exclusive, perpetual, transferable, worldwide and royalty-free license to the Patent and patents pending that are a component of the GlucoChip in the fields of blood glucose monitoring and diabetes management. In connection with the VAC Asset Purchase Agreement, the Original License Agreement, as amended June 26, 2012, was terminated. Also on August 28, 2012, the VAC Security Agreement was amended, pursuant to which the assets sold by us to VAC under the VAC Asset Purchase Agreement and the related royalty payments were added as collateral under the Security Agreement.

On August 28, 2012, the Shared Services Agreement was further amended, pursuant to which, effective September 1, 2012, the level of services provided was decreased and the monthly charge for the shared services under the Shared Services Agreement was reduced from $12,000 to $5,000. On April 22, 2013, the Company entered into a letter agreement with VAC in which the Company agreed to provide up to an additional $60,000 of support during April and May 2013.

The new agreements and amendments to existing agreements between the Company and VAC Acquisition Corporation on August 28, 2012 were entered into to transfer ownership of the underlying intellectual property, primarily patents, to VAC, with a license back to the Company for the one application that the Company retained. The royalty rates set in the original license were maintained and the rates in the Shared Services Agreement, as amended, were adjusted to reflect a decreased level of support between the two companies. The intent of these agreements and amendments was to better position VAC Acquisition Corporation for a third party capital transaction and were negotiated at arm's length. No additional financial consideration was conveyed in conjunction with these agreements and amendments. It was the Company's intent in its transactions with VAC Corporation to maximize and monetize its returns for the benefit of the Company.

On July 8, 2013, the Company entered into a letter agreement with VAC, to amend certain terms of several agreements between PositiveID and VAC. The letter agreement amended certain terms of the Shared Services Agreement entered into between PositiveID and VAC on January 11, 2012, as amended; the Asset Purchase Agreement entered into on August 28, 2012, as amended; and the Secured Promissory Note dated January 11, 2012.  The letter agreement defines the conditions of termination of the Shared Services Agreement, including payment of the approximate $290,000 owed from VAC to PositiveID, the elimination of minimum royalties payable to PositiveID under the Asset Purchase Agreement, as well as certain remedies if VAC fails to meet certain sales levels, and to amend the Note, which has a balance at the time of $228,000, to include a conversion feature under which the Note may be repaid, at VAC’s option, in equity in lieu of cash. The agreements entered into on July 8, 2013 were negotiated in conjunction with VeriTeQ Acquisition Corporation’s merger transaction with Digital Angel Corporation, resulting in a public company now called VeriTeQ Corporation, or VeriTeQ. The terms of the agreements were made to benefit both the Company and VeriTeQ. The Company benefitted as its equity interest in VeriTeQ became an equity interest in a public company, allowing future realization of the Company’s holdings. No additional financial consideration was conveyed in conjunction with these agreements and amendments. The changes were also a condition to closing of the merger agreement set by Digital Angel, VeriTeQ’s merger partner.

During October 2013 VeriTeQ arranged a financing with a group of eight buyers (the “Buyers”). In conjunction with that transaction the Buyers offered the Company a choice of either selling its interest in VeriTeQ, including 871,754 shares and its convertible promissory note (which had a balance of $203,694 at the time of the transaction), which was convertible into 135,793 shares of VeriTeQ stock, for $750,000, or alternatively, to lock up its shares for a period of one year. The Board of the Company considered a number of factors, including the Company’s liquidity and access to capital, and the prospects for return on the VeriTeQ shares in twelve months. The Board concluded that it was in the best interest of Company to sell its interest in VeriTeQ to the Buyers.

As a result, on November 8, 2013 the Company entered into a letter agreement (the “November Letter Agreement”) with VeriTeQ and on November 13, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) with the Buyers. On November 13, 2013 VeriTeQ entered into a financing transaction with Hudson Bay Master Fund Ltd. (“Hudson”) and other participants, including most of the Buyers.

Pursuant to the SPA, the Company sold its remaining shares of VeriTeQ common stock (871,754) and the convertible note owed from VeriTeQ to the Company (convertible into 135,793 shares of VeriTeQ common stock). Total proceeds from the sale were $750,000, which were received by November 18, 2013. On November 13, 2013, the aggregate market value of the 871,754 shares of VeriTeQ common stock was $1.8 million, and the aggregate market value of 135,793 shares of Common Stock underlying the promissory note was $276,000. On the one year anniversary of the transaction, or November 13, 2014, the shares and share equivalents sold to the Buyers would have had a combined value of approximately $3,000.

Pursuant to the November Letter Agreement, and as consideration for entering into the SPA, VeriTeQ delivered to the Company a warrant to purchase 300,000 shares of VeriTeQ common stock at price of $2.84. The warrant has the same terms as the warrant entered into between Hudson and VeriTeQ, including a term of 5 years and both full quantity and pricing reset provisions. The November Letter Agreement also specified that the remaining outstanding payable balance owed from VeriTeQ to the Company would be repaid pursuant to the following schedule: (a) $100,000 paid upon VeriTeQ raising capital in excess of $3 million (excluding the November 18, 2013 financing with Hudson), (b) within 30 and 60 days after the initial $100,000 payment, VeriTeQ shall pay $50,000 each (total of and additional $100,000) to the Company, and (c) the remaining balance of the payable (approximately $12,000) will be paid within 90 days after the initial $100,000 payment. The Letter Agreement also included several administrative corrections to previous agreements between the Company and VeriTeQ.

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

The agreement provides for the termination of the License Agreement entered into between the Company and VeriTeQ on August 28, 2012, whereby, the Company had retained an exclusive license to the GlucoChip technology. Pursuant to the agreement, the Company retains it right to any future royalties from the sale of GlucoChip or any other implantable bio sensor applications. The agreement also provided for the settlement of the amounts owed pursuant to the Shared Services Agreement (“SSA”) entered into between the Company and VeriTeQ on January 11, 2012, as amended. The current outstanding amount of $222,115 pursuant to the SSA was settled by VeriTeQ issuing a Convertible Promissory Note to the Company (“Note I”). Note I bears interest at the rate of 10% per annum; is due and payable on October 20, 2016; and may be converted by the Company at any time after 190 days of the date of closing into shares of VeriTeQ common stock at a conversion price equal to a 40% discount of the average of the three lowest daily trading prices (as set forth in Note I) calculated at the time of conversion. Note I also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under Note I in the event of such defaults.

Pursuant to the agreement, the Company also agreed to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. On October 20, 2014, the Company funded VeriTeQ $60,000 and VeriTeQ issued the Company a Convertible Promissory Note (“Note II”) in the principal amount of $60,000. Note II bears interest at the rate of 10% per annum; is due and payable on October 20, 2015; and may be converted by the Company at any time after 190 days of the date of closing into shares of VeriTeQ common stock at a conversion price equal to a 40% discount of the average of the three lowest daily trading prices (as set forth in Note II) calculated at the time of conversion. Note II also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under Note II in the event of such defaults. On January 30, 2015 the Company funded an additional $40,000 in the form of a promissory note with the same terms and conditions as Note II.

Issuance of Series I Convertible Preferred Stock Resulting in Management’s Voting Control of the Company

On September 30, 2013, the Board of the Company agreed to satisfy $1,003,000 of accrued compensation owed to its directors, officers and management (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan the Company’s Management agreed to accept a combination of PositiveID Corporation Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and to accept the transfer of Company-owned shares of common stock in Digital Angel Corporation (“Digital Angel”), a Delaware corporation, in settlement of accrued compensation.

Subject to the Plan $590,000 of accrued compensation was settled through the commitment to transfer 327,778 shares of VeriTeQ common stock (out of the 1,199,532 total shares of VeriTeQ common stock that are issuable to the Company upon the conversion of VeriTeQ’s Series C convertible preferred stock owned by the Company). The Series C conversion was completed on October 22, 2013. The VeriTeQ shares were valued at $1.80 (adjusted to reflect the 1 for 30 reverse split by VeriTeQ on October 22, 2013), which was a 21% discount to the closing bid price on September 30, 2013, to reflect liquidity discount and holding period restrictions. The closing bid price on the day of conversion was $2.28; on December 31, 2014 the closing bid price was $0.0016.

Six members of Management participated in this conversion, including all four of the Company’s current board of directors and one of its former directors. The former director, Mr. Edelstein, resigned from our Board on July 8, 2013 to join VeriTeQ's Board. The board and Management participated as follows:

Name	Position	Total Liability Converted($)	VeriTeQ Shares Transferred	Value of VeriTeQ Shares at September 30 ,2013	Value of VeriTeQ Shares at December 31, 2014
William J. Caragol	Chairman and Chief Executive Officer	$10,000	5,556	$12,667	$9
Michael E. Krawitz	Director	285,500	158,611	361,633	254
Jeffrey S. Cobb	Director	75,000	41,667	95,000	67
Barry Edelstein	Former Director	109,500	60,833	138,700	97
Ned L. Siegel	Director	100,000	55,556	126,667	89
Allison F. Tomek	SVP of Corporate Development	10,000	5,556	12,667	9
Total		$590,000	327,779	$747,334	$525

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

Name	Position	Total Liability Converted($)	Preferred Series I Issued	Common Shares Issuable Upon Conversion	Total Votes
William J. Caragol	Chairman and Chief Executive Officer	$250,000	250	6,944,444	173,611,100
Michael E. Krawitz	Director	51,000	51	1,416,667	35,416,675
Jeffrey S. Cobb	Director	38,000	38	1,055,556	26,388,900
Ned L. Siegel	Director	14,000	14	388,889	9,722,225
Lyle Probst	President	40,000	40	1,111,111	27,777,775
Allison F. Tomek	SVP of Corporate Development	20,000	20	555,556	13,888,900
Total		$413,000	413	11,472,223	286,805,575

In granting these shares to directors and management the Board considered a number of factors, including the current market rates at which financing is available to early stage companies. It has been the Company’s experience that debt and equity financing for the Company in current market conditions was typically being priced at total discounts to market well in excess of 50%. The Board and management did not wish to receive any discount for the conversion of $413,000 of liabilities, but did seek to have a voting preference that was commensurate with the risk and more importantly continued commitment of the Board and management to the Company. The shares were therefore issued at the closing bid price the day of issuance (subject to signed exchange agreements with each participant), and at a dollar for dollar exchange ($1,000 of liability settled for 1 preferred share).

Additionally, on December 31, 2013 the three independent directors were each granted 25 shares of Series I Preferred Stock, as a component of their 2014 board compensation. On January 14, 2014, an additional 512 shares of Series I Preferred Stock were issued to the Company’s CEO, President and Senior Vice President. Of these shares 381 were issued to the Company’s chief executive officer as follows: (i) 138 shares issued for 2013 incentive compensation in lieu of cash, (ii) 143 shares were issued for his agreement to amend his employment contract and reduce his annual salary from the remainder of the term of the contract to $200,000, per annum, and (iii) 100 shares of Series I as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during prior years. All Series I shares granted vest on January 1, 2017. On January 12, 2015 an additional 625 shares of Series I was issued to management and board members for 2014 incentive compensation and 2015 director compensation.

The Series I Preferred Stock has voting rights equivalent to twenty five votes per common share equivalent. As a result, the Company’s officers and directors had an effective voting control of 80%, as of March 19, 2015. Additionally, William J. Caragol, our Chief Executive Officer and Chairman of the Board has majority control with 46.5% voting control as of March 19, 2015. As a result, our officers, directors, and management have voting control over the 1,758,491,438 million of the outstanding voting shares of the Company. There exists an inherent conflict of interest in the board approval of the issuance of Series I Preferred Stock to officers and directors of the Company, which granted themselves voting control over the Company.

Caragol Note

On September 7, 2012, we issued a Secured Promissory Note, or the Caragol Note, in the principal amount of $200,000 to William J. Caragol, or Caragol, our chairman and chief executive officer, in connection with a $200,000 loan to us by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note were due and payable on September 6, 2013. We agreed to accelerate the repayment of principal and interest in the event that we raise at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of our assets of pursuant to a Security Agreement between us and Caragol dated September 7, 2012, or the Caragol Security Agreement. The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon our insolvency, bankruptcy, or dissolution. During 2012, the Company paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment on December 18, 2012. Additionally, we and Caragol terminated the Caragol Security Agreement effective January 16, 2013. As of December 31, 2014, the outstanding principal and interest on the Caragol Note was $110,322.

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

Director Independence

Our Board of Directors currently consists of four members: William J. Caragol, Jeffrey S. Cobb, Michael E. Krawitz and Ned L. Siegel. Although we are no longer listed on the Nasdaq Capital Market, our Board has determined that three of our four directors, Messrs. Cobb, Krawitz and Siegel, are independent under the standards of the Nasdaq Capital Market. Mr. Caragol, who is our Chief Executive Officer and acting Chief Financial Officer is not considered independent.

For transactions, relationships or arrangements that were considered by the Board in determining whether each director was independent, please see “Certain Relationships and Related Transactions — Director and Officer Roles and Relationships” above.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2014 and 2013, fees for audit and audit related services were as follows:

36

	2014 (2)	2014(1)	2013 (1)

Audit Fees	$59,000	$27,000	$137,000
Audit Related Fees	—	7,500	48,000
All Other Fees	—	—	—
Total Fees	$59,000	$34,500	$185,000

(1)	Audit related fees for 2013 and 2014 include review of registration statements and other SEC filings. Audit and audit related services were provided by EisnerAmper LLP. Audit fees in 2014 relate to the review of the March 31, 2014 interim financial statements conducted by EisnerAmper LLP.

(2)	Audit fees in 2014 provided by Salberg and Company P.A. relates to the 2014 fiscal year end audit and June 30, 2014 and September 30, 2014 interim reviews.

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

All services provided by and all fees paid to EisnerAmper LLP and Salberg & Company, P.A. in fiscal 2014 and 2013 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

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

POSITIVEID CORPORATION

Date: March 30, 2015	By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Caragol	Chief Executive Officer, Chairman	March 30, 2015
William J. Caragol	of the Board and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey S. Cobb	Director	March 30, 2015
Jeffrey S. Cobb

/s/ Michael E. Krawitz	Director	March 30, 2015
Michael E. Krawitz

/s/ Ned L. Siegel	Director	March 30, 2015
Ned L. Siegel

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

PositiveID Corporation,

We have audited the accompanying consolidated balance sheet of PositiveID Corporation and its Subsidiaries as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PositiveID Corporation and its Subsidiaries as of December 31, 2014 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss, and used cash for operating activities of approximately $8,606,000 and $2,569,000 respectively, in 2014. At December 31, 2014, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of approximately $8,076,000, $8,446,000 and $132,757,000 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 30, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PositiveID Corporation

We have audited the accompanying consolidated balance sheet of PositiveID Corporation (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2013. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Positive ID Corporation as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2013 the Company has a working capital deficiency and an accumulated deficit. Additionally, the Company has incurred operating losses since its inception and expects operating losses to continue during 2014. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

New York, NY

April 11, 2014

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2014	December 31, 2013

Assets
Current Assets:
Cash and cash equivalents	$145	$165
Prepaid expenses and other current assets	5	81
Total Current Assets	150	246

Equipment, net	3	11
Goodwill	510	510
Intangibles, net	347	623
Other assets	11	11
Total Assets	$1,021	$1,401

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$127	$498
Deferred revenue	2,571	2,500
Accrued expenses and other current liabilities	693	658
Short-term convertible debt, net of discounts and premiums	1,527	460
Notes payable, net of discounts	676	696
Embedded conversion option liability	2,152	—
Tax contingency	480	500
Contingent earn-out liability	—	514
Total Current Liabilities	8,226	5,826

Long Term Liabilities:
Mandatorily redeemable preferred stock, 2,500 shares authorized; $0.001 par value; Series I Preferred – 1,000 and 488 shares issued and outstanding at December 31, 2014 and 2013, respectively; liquidation preference and redemption value of $1,065 and $494 at December 31, 2014 and 2013, respectively.	1,241	488
Total Liabilities	9,467	6,314

Commitments and contingencies (Note 9)

Stockholders’ Deficit:
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – nil and 600 shares issued and outstanding at December 31, 2014 and 2013, respectively; liquidation preference of nil and $615, at December 31, 2014 and 2013, respectively	—	—
Common stock, 970,000,000 shares authorized, $.01 par value; 169,531,322 and 45,425,186 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,695	454
Additional paid-in capital	122,616	119,256
Accumulated deficit	(132,757)	(124,623)
Total Stockholders’ Deficit	(8,446)	(4,913)
Total Liabilities and Stockholders’ Deficit	$1,021	$1,401

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013

Revenue	$945	$—

Operating expenses:
Direct labor	294	—
Selling, general and administrative	4,313	4,263
Research and development	588	691
Total operating expenses	5,195	4,954

Operating loss	(4,250)	(4,954)

Other income (expense)
Interest expense	(3,010)	(646)
Change in contingent earn-out liability	514	131
Change in fair value of embedded conversion option liability	(198)	—
Loss on extinguishment of debt	(246)	—
Other income (expense)	(1)	1,511
Total other income (expense)	(2,941)	996

Net loss before income tax provision	(7,191)	(3,958)

Income tax expense	—	(371)
Net loss	(7,191)	(4,329)

Preferred stock dividends	(89)	(42)
Beneficial conversion dividend on preferred stock	(943)	(8,965)
Net loss attributable to common stockholders	$(8,223)	$(13,336)

Net loss per common share attributable to common stockholders – basic and diluted	$(0.09)	$(0.71)
Weighted average shares outstanding – basic and diluted	96,602	18,746

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2014 and 2013

(In thousands)

	Series F Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Note Receivable for Shares	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Deficit

Balance at at December 31, 2012	776	$—	9,541	$2,385	$105,448	$(111,329)	$(264)	$(3,760)
Net loss	—	—	—	—	—	(4,329)	—	(4,329)
Stock based compensation	—	—	5,458	55	1,125	—	—	1,180
Conversion of Series F Preferred shares and repayment of note receivable	(776)	—	12,750	127	(6)	—	264	385
Issuance of Series F Preferred shares, net of costs	600	—	—	—	300	—	—	300
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	8,965	(8,965)	—	—
Common stock issued pursuant to equity line agreement	—	——	4,716	48	452	—	—	500
Common Stock issued pursuant to convertible note conversions	—	—	8,934	89	275	—	—	364
Beneficial conversion feature and issuance of warrants related to financing agreements	—	—	—	—	19	—	—	19
Cost of debt related to Debenture Agreement		—	244	2	101	—	—	103
Common Stock issued pursuant to debt to equity settlement including discount on shares	—	—	3,638	36	270	—	—	306
Costs related to equity line agreement	—	—	144	2	(14)	—	—	(12)
Debt discount pursuant to securities purchase agreements	—	—	—	—	73	—	—	73
Preferred stock dividends	—	—	—	—	(42)	—	—	(42)
Reverse stock-split adjustment	—	—	—	(2,290)	2,290	—	—	—
Balance at December 31, 2013	600	$—	45,425	$454	$119,256	$(124,623)	$—	$(4,913)

Net loss	—	—	—	—	—	(7,191)	—	(7,191)
Stock based compensation	—	—	9,330	93	844	—	—	937
Issuance of Series F Preferred shares, net of costs	450	—	—	—	350	—	—	350
Conversion of Series F Preferred shares and accrued dividends payable	(1,050)	—	44,084	441	(396)	—	—	45
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	943	(943)	—	—
Common Stock issued pursuant to convertible note conversions	—	—	62,161	622	772	—	—	1, 394
Relative fair-value of warrant issued with debt	—	—	—	—	70	—	—	70
Reclassification of premium upon debt conversion and redemption	—	—	—	—	722	—	—	722
Reclassification of derivative liability upon debt conversion	—	—	—	—	207	—	—	207
Cashless exercise of warrants issued related to financing agreements	—	—	8,531	85	(85)	—	—	—
Reclassification of warrant liability upon conversion of warrants	—	—	—	—	22	—	—	22
Preferred stock dividends	—	—	—	—	(89)	—	—	(89)
Balance at December 31, 2014	—	$—	169,532	$1,695	$122,616	$(132,757)	$—	$(8,446)

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(7,191)	$(4,329)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	372
Stock-based compensation	1,701	1,180
Allowance on note receivable	60	—
Series F preferred stock issued as penalty fee	250	—
Loss on extinguishment of debt	246	—
Convertible debt discounts and premium amortization	2,719	485
Discount on liability settlement	—	92
Relative value of warrants and fair-value adjustments	—	(147)
Gain on sale of marketable securities	—	(781)
Non-cash interest expense and financing costs	—	55
Change in fair value of embedded conversion option liability	198	—
Decrease in fair value of contingent earn-out liability	(514)	(131)
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses and other current assets	(76)	115
Decrease in accounts payable and accrued expenses	(321)	(522)
Increase in deferred revenue	71	1,500
Net cash used in operating activities	(2,569)	(2,111)
Cash flows from investing activities:
Purchase of equipment	(5)	(3)
Proceeds from sale of VeriTeQ common stock and note	—	781
Net cash provided by (used) investing activities	(5)	778
Cash flows from financing activities:
Proceeds from issuances of Series F Preferred Stock, net of fees	100	1,051
Proceeds from convertible debt financing, net of fees	2,582	790
Principal payments of short-term debt	(128)	(454)
Net cash provided by financing activities	2,554	1,387
Net increase (decrease) in cash and cash equivalents	(20)	54
Cash and cash equivalents, beginning of year	165	111
Cash and cash equivalents, end of year	$145	$165
Supplementary Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash financing and investing activities:
Preferred dividends converted into common stock	$45	$53
Conversion of promissory notes into common stock	$1,394	$383
Issuance of shares for commitment fees	$—	$13
Relative fair value of warrants issued with debt	$70	$—
Reclassification of embedded conversion option liability upon conversion of debt	$207	$—
Reclassification of warrant liability upon exercise of warrants	$22	$—
Issuance of shares for fee	$409	$141
Issuance of warrants for advisory services	$—	$56
Embedded conversion option liability recorded as debt discount	$2,161	$—
Payment of accrued compensation payable through issuance of:
Common Stock	$—	$388
Series I Preferred Shares	$—	$413
Settlement of compensation with exchange of marketable securities	$—	$590

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

1.   Organization

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

Authorized Common Stock (Reverse Stock Split)

As of December 31, 2014, the Company was authorized to issue 970 million shares of common stock.  On April 18, 2013, our stockholders approved a reverse stock split within a range of between 1-for-10 to 1-for-25. On that same date our Board of Directors approved a reverse stock split in the ratio of 1-for-25 and we filed a Certificate of Amendment to our Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split. On April 23, 2013, the reverse stock split became effective. All share and per share amounts in this Annual Report have been adjusted to reflect the 1-for 25 reverse stock split.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2014, we had a working capital deficiency of approximately $8.1 million and an accumulated deficit of approximately $132.8 million, compared to a working capital deficit of approximately $5.6 million and an accumulated deficit of approximately $124.6 million as of December 31, 2013. The decrease in working capital was primarily due to operating losses in 2014, offset by cash received from an agreement, in a form of a purchase order, from with UTC Aerospace Systems to support a contract for the DoD (“UTAS Agreement”), and capital raised through preferred stock and convertible debt financings.

We have incurred operating losses prior to and since the merger that created PositiveID. The current 2014 operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection products.  We expect our operating losses to continue through 2015. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.  In 2013 and 2014, we raised approximately $1.8 and $2.7 million, respectively from the issuance of convertible preferred stock and convertible debt. In addition, we received $1.5 under the Boeing License in 2013 and $1.0 million in 2014 under the UTAS Agreement.

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

Concentrations

Concentration of Deferred Revenue

At December 31, 2014 and 2013, customers that each accounted for more than 10% of our deferred revenue were as follows:

	2014	2013
Customer 1	97%	100%

Concentration of Revenues

For the years ended December 31, 2014 and 2013, customers that each represented more than 10% of our revenues were as follows:

	2014	2013
Customer 2	99%	-

2.  Summary of Significant Accounting Policies

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries of which all are inactive except for MFS. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the reported periods include allowance for doubtful accounts receivable, valuation of goodwill and intangible assets, valuation of derivatives, valuation of beneficial conversion features, estimate of the contingent earn-out liability, valuation of stock-based compensation and an estimate of the deferred tax asset valuation allowance.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2014 or 2013 respectively. The Company maintained its cash in one financial institution during the years ended December 31, 2014 and 2013. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits. At times, cash deposits exceeded the federally insured limits.

Accounts receivable

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at December 31, 2014 and 2013 as all accounts receivable were collected.

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

Intangible Assets and Goodwill

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

In assessing potential impairment of the intangible assets recorded in connection with the MFS acquisition as of December 31, 2014, we considered the likelihood of future cash flows attributable to such assets, including but not limited to cash received from Boeing and the probability and extent of our participation in the DHS’s next generation BioWatch program and the what we believe to be a large market opportunity for our Firefly Dx product, once development is complete. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets exists as of December 31, 2014.

The Company performed its annual impairment test of goodwill as of December 31, 2014.  As a result of this annual test, using the market capitalization method of valuation, it was determined that the goodwill balance of $510 thousand as of December 31, 2014 was not impaired.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

 To date, the Company has generated revenue from two sources: (1) professional services (consulting & advisory), and (2) technology licensing.

Specific revenue recognition criteria for each source of revenue is as follows:

(1)	Revenues for professional services, which are of short term duration, are recognized when services are provided,

(2)	Technology license revenue is recognized upon the completion of all terms of that license. Payments received in advance of completion of the license terms are recorded as deferred revenue.

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

The Company accounts for debt issuance cost paid to lenders, or on behalf of lenders, in accordance with ASC 470, Debt. The costs associated with the issuance of debt are recorded as debt discount and amortized over the life of the underlying debt instrument.

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

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation (“ASC Topic 718”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Vesting terms vary based on the individual grant terms.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The BSM option pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms. Warrants granted to non-employees are accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees.

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

 The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.  Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as interest expense. The Company does not have any uncertain tax positions at December 31, 2014 and 2013.

Research and Development Costs

The principal objective of our research and development program is to develop high-value molecular diagnostic products such as M-BAND and Firefly Dx. We focus our efforts on four main areas: 1) engineering efforts to extend the capabilities of our systems and to develop new systems; 2) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 3) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 4) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays. Research and development cost are expensed as incurred. Total research and development expense was $588,000 and $691,000 for the years ended December 31, 2014 and 2013, respectively.

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information." During 2013 and 2012, the Company only operated in one segment; therefore, segment information has not been presented.

New Accounting Pronouncements

There are no new accounting pronouncements during the year ended December 31, 2014 that affect the consolidated financial position of the Company or the results of its’ operations. Accounting Standard Updates which are not effective until after December 31, 2014, including the pronouncements discussed below, are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ASU 2014 – 09:

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

ASU 2014-12:

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.

Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

ASU 2014-15:

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

Loss Per Common Share

The Company presents basic income (loss) per common share and, if applicable, diluted income (loss) per share. Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the year and after preferred stock dividend requirements. The calculation of diluted income (loss) per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each year or the date issued were convertible at those dates, with preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the average period market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Additionally, shares issued upon conversion of convertible debt are included.

The following potentially dilutive equity securities outstanding as of December 31, 2014 and 2013 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	December 31, 2014	December 31, 2013
Common shares issuable under:
Convertible notes	84,784	12,838
Convertible Series F Preferred Stock	-	48,060
Convertible Series I Preferred Stock	38,078	14,530
Stock options	2,856	1,409
Warrants	4,490	2,886
Unvested restricted common stock	3,432	12,267
	133,640	91,990

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

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

In connection with the Acquisition, the Company was also required to make certain earn-out payments, which as of January 1, 2014 could total up to a maximum of $2,000,000 payable in shares of the Company’s common stock, upon certain conditions being achieved in 2014 (the “Earn-Out Payment”). There was also opportunity for the MFS sellers to achieve Earn-Out Payments in 2011 through 2013.  Targets were not met in any of the years 2011 - 2014.  The earn-out for 2014 was based on MFS achieving certain earnings targets for the respective year, subject to a maximum Earn-Out Payment of $2,000,000.  Additionally, approximately two-thirds of the earn-out is capped at $8.00 per share.  Further, the Company is prohibited from making any Earn-Out Payment until stockholder approval is obtained if the aggregate number of shares to be issued exceeds 19.99% of the Company’s common stock outstanding immediately prior to the closing. In the event the Company is unable to obtain any required stockholder approval, the Company is obligated to pay the applicable Earn-Out Payment in cash to the sellers. As of December 31, 2014, the earn-out period has expired and no monies are owed.

The original estimated purchase price of the Acquisition included the contingent earnout consideration of approximately $750,000. The fair value of the contingent consideration at each balance sheet date was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement. On October 31, 2011, the Company entered into an agreement with two of the selling MFS shareholders pursuant to which the two individuals waived their right to any earn-out compensation for 2011 in settlement of the closing working capital adjustment provisions of the purchase agreement. The two individuals, who had a combined ownership interest in MFS of 68% also agreed to receive any future earnout consideration at a price of no lower than $8 per share.

(In thousands)
Balance of contingent earnout liability as of January 1, 2013	$645
Change in liability during 2013	(131)
Balance of contingent earnout liability as of December 31, 2013	514
Change in liability during year ended December 31, 2014	(514)
Balance of contingent earnout liability as of December 31, 2014	$-

Sale of Subsidiary to Related Party

On January 11, 2012, VeriTeQ Acquisition Corporation, or VAC, which was owned and controlled by our former chairman and chief executive officer, purchased all of the outstanding capital stock of PositiveID Animal Health, or Animal Health, in exchange for a secured promissory note in the amount of $200,000, or the Note, and 4 million shares of common stock of VAC representing a 10% ownership interest, to which no value was ascribed. The Note accrued interest at 5% per annum. Payments under the Note were to begin on January 11, 2013 and are due and payable monthly, and the Note matures on January 11, 2015. The Note was secured by substantially all of the assets of Animal Health pursuant to a security agreement dated January 11, 2012, or the VeriTeQ Security Agreement. Mr. Caragol our CEO was a director of VAC until July 8, 2013. Mr. Krawitz, a director of the Company, was a director of VAC and VeriTeQ Corporation (“VeriTeQ”), its successor, until June 17, 2014.

In connection with the sale, we entered into a license agreement with VAC dated January 11, 2012, or the Original License Agreement, which granted VAC a nonexclusive, perpetual, nontransferable, license to utilize our biosensor implantable radio frequency identification (RFID) device that is protected under United States Patent No. 7,125,382, “Embedded Bio Sensor System,” or the Patent, for the purpose of designing and constructing, using, selling and offering to sell products or services related to the VeriChip business, but excluding the GlucoChip or any product or application involving blood glucose detection or diabetes management. Pursuant to the Original License Agreement, we were to receive royalties in the amount of 10% on all gross revenues arising out of or relating to VAC’s sale of products, whether by license or otherwise, specifically relating to the Patent, and a royalty of 20% on gross revenues that are generated under the Development and Supply Agreement between us and Medical Components, Inc., or Medcomp, dated April 2, 2009, to be calculated quarterly with royalty payments due within 30 days of each quarter end. The total cumulative royalty payments under the agreement with Medcomp will not exceed $600,000.

We also entered into a shared services agreement with VAC on January 11, 2012, or the Shared Services Agreement, pursuant to which we agreed to provide certain services to VAC in exchange for $30,000 per month. The term of the Shared Services Agreement commenced on January 23, 2012. The first payment for such services is not payable until VAC receives gross proceeds of a financing of at least $500,000. On June 25, 2012, the Shared Services Agreement was amended, pursuant to which all amounts owed to us under the Shared Services Agreement as of May 31, 2012 were converted into shares of common stock of VAC. In addition, effective June 1, 2012, the level of shared services was decreased and the monthly charge for the shared services under the Shared Services Agreement was reduced from $30,000 to $12,000. Furthermore, on June 26, 2012, the Original License Agreement was amended pursuant to which the license was converted from a nonexclusive license to an exclusive license, subject to VAC meeting certain minimum royalty requirements as follows: 2013 $400,000; 2014 $800,000; and 2015 and thereafter $1,600,000.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

On August 28, 2012, we entered into an Asset Purchase Agreement with VAC, or the VeriTeQ Asset Purchase Agreement, whereby VAC purchased all of the intellectual property, including patents and patents pending, related to our embedded biosensor portfolio of intellectual property. Under the VeriTeQ Asset Purchase Agreement, we are to receive royalties in the amount of ten percent (10%) on all gross revenues arising out of or relating to VAC’s sale of products, whether by license or otherwise, specifically relating to the embedded biosensor intellectual property, to be calculated quarterly with royalty payments due within 30 days of each quarter end. In 2012, there are no minimum royalty requirements. Minimum royalty requirements thereafter, and through the remaining life of any of the patents and patents pending, are identical to the minimum royalties due under the Original License Agreement.

Simultaneously with the VeriTeQ Asset Purchase Agreement, we entered into a license agreement with VAC which granted us an exclusive, perpetual, transferable, worldwide and royalty-free license to the Patent and patents pending that are a component of the GlucoChip in the fields of blood glucose monitoring and diabetes management. In connection with the VeriTeQ Asset Purchase Agreement, the Original License Agreement, as amended June 26, 2012, was terminated. Also on August 28, 2012, the VeriTeQ Security Agreement was amended, pursuant to which the assets sold by us to VAC under the VeriTeQ Asset Purchase Agreement and the related royalty payments were added as collateral under the Security Agreement.

On August 28, 2012, the Shared Services Agreement was further amended, pursuant to which, effective September 1, 2012, the level of services provided was decreased and the monthly charge for the shared services under the Shared Services Agreement was reduced from $12,000 to $5,000. On April 22, 2013, the Company entered into a non-binding letter agreement with VAC in which the Company agreed to provide up to an additional $60,000 of support during April and May 2013.

The new agreements and amendments to existing agreements between the Company and VeriTeQ Acquisition Corporation on August 28, 2012 were entered into to transfer ownership of the underlying intellectual property, primarily patents, to VAC, with a license back to the Company for the one application that the Company retained (the GlucoChip). The royalty rates set in the original license were maintained and the rates in the Shared Services Agreement, as amended, were adjusted to reflect a decreased level of support between the two companies. The intent of these agreements and amendments, and all agreements that followed in 2012 through 2013, was to better position VeriTeQ Acquisition Corporation for a third party capital transaction and were negotiated at arm's length. No additional financial consideration was conveyed in conjunction with these agreements and amendments. It was the Company's intent in its transactions with VAC and its successor, VeriTeQ Corporation to maximize and monetize its returns for the benefit of the Company.

On July 8, 2013, the Company entered into a Letter Agreement with VAC, to amend certain terms of several agreements between PositiveID and VAC. The Letter Agreement amended certain terms of the Shared Services Agreement entered into between PositiveID and VAC on January 11, 2012, as amended; the Asset Purchase Agreement entered into on August 28, 2012, as amended; and the Secured Promissory Note dated January 11, 2012.  The Letter Agreement defines the conditions of termination of the Shared Services Agreement, including payment of the approximate $290,000 owed from VAC to PositiveID, the elimination of minimum royalties payable to PositiveID under the Asset Purchase Agreement, as well as certain remedies if VAC fails to meet certain sales levels, and to amend the Note, which has a current balance of $228,000, to include a conversion feature under which the Note may be repaid, at VAC’s option, in equity in lieu of cash. The agreements entered into on July 8, 2013 were negotiated in conjunction with VeriTeQ Acquisition Corporation’s merger transaction with Digital Angel Corporation, resulting in a public company now called VeriTeQ Corporation. The terms of the agreements were made to benefit both the Company and VeriTeQ. The Company benefitted as its equity interest in VAC became an equity interest in a public company, allowing future realization of the Company’s holdings. No additional financial consideration was conveyed in conjunction with these agreements and amendments. The changes were also a condition to closing of the merger agreement set by Digital Angel, VAC’s merger partner.

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

As a result, on November 8, 2013 the Company entered into a letter agreement (the “November Letter Agreement”) with VeriTeQ and on November 13, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) with the Buyers. On November 13, 2013 VeriTeQ entered into a financing transaction with Hudson Bay Master Fund Ltd. (“Hudson”) and other participants, including most of the Buyers. On the one year anniversary of the transaction, or November 13, 2014, the shares and share equivalents sold to the Buyers would have had a combined value of approximately $3,000.

Pursuant to the November Letter Agreement, VeriTeQ delivered to the Company a warrant to purchase 300,000 shares of VeriTeQ common stock at price of $2.84. The warrant has the same terms as the warrant entered into between Hudson and VeriTeQ, including a term of 5 years and full quantity and pricing reset provisions. The November Letter Agreement also specified that the remaining outstanding payable balance owed from VeriTeQ to the Company would be repaid pursuant to the following schedule: (a) $100,000 paid upon VeriTeQ raising capital in excess of $3 million (excluding the November 18, 2013 financing with Hudson), (b) within 30 and 60 days after the initial $100,000 payment, VeriTeQ shall pay $50,000 each (total of and additional $100,000) to the Company, and (c) the remaining balance of the payable (approximately $12,000) will be paid within 90 days after the initial $100,000 payment. The Letter Agreement also included several administrative corrections to previous agreements between the Company and VeriTeQ.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

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

As VeriTeQ is an early stage company, not yet fully capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains may be recognized.

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

In consideration for the rights and licenses discussed above, and the transfer of the domain names, SGMC shall pay to the Company the amount set forth below for each glucose test strip sold by SGMC and any sublicenses of SGMC for which results are posted by SGMC via its communications servers (the “Consideration”):

(i)	$0.0025 per strip sold until SGMC has paid aggregate Consideration of $1,000,000; and
(ii)	$0.005 per strip sold thereafter until SGMC has paid aggregate Consideration of $2,000,000; provided, however, that the aggregate Consideration payable by SGMC pursuant to the SGMC Agreement shall in no event exceed $2,000,000.

To date, no royalties have been realized from this agreement.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

4. Intangible Assets

Intangible assets consist of the following as of December 31, 2014 and 2013 (in thousands):

		December 31,
		2014		2013
	Gross Carrying Amount	Accumulated Amortization	Net	Accumulated Amortization	Net

Customer contracts and relationships	$230	$(230)	$-	$(198)	$32
Patents	1,223	(876)	347	(632)	591
Non-compete agreements	169	(169)	-	(169)	-
	$1,622	$(1,276)	$347	$(999)	$623

Amortization of intangible assets amounted to approximately $277,000 and $357,000 for the year ended December 31, 2014 and 2013 respectively. Estimated future amortization expense is as follows (in thousands):

2015	245
2016	102
$347

5. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Accrued compensation	$359	$363
Other	334	264
	$693	$627

6.   Equity and Debt Financing Agreements

Ironridge Series F Preferred Stock Financings

Beginning in July 2011, the Company entered into a series of financings with Ironridge involving the Company’s Series F convertible preferred stock. Between July 2011 and December 31, 2014, a total of 3,150 Series F shares have been issued and fully converted into a total of 60,017,961 common shares, as of the year ended December 31, 2014. No Series F shares have been redeemed. As of December 31, 2014 there are no shares of Series F outstanding.

On August 26, 2013, the Company entered into a Stock Purchase Agreement (the “Ironridge Stock Purchase Agreement”) and a Registration Rights Agreement (the “Ironridge Registration Rights Agreement” and, collectively, the “Ironridge Agreements”) with Ironridge Global IV, Ltd., a British Virgin Islands business company (“Ironridge”). Pursuant to the Ironridge Agreements, the Company agreed to issue 450 shares of Series F Preferred Stock (“Series F”) to Ironridge in exchange for $300,000. Additionally, the Company issued 100 shares and 50 shares of Series F as commitment and documentation fees, respectively. During the year ended December 31, 2014, these 600 shares of Series F were converted into 22,992,056 shares of common stock.

The Company had the option to buy back any shares of Series F at the liquidation value plus accrued dividends, without any premium. The Company also agreed to file a Registration Statement covering the common shares underlying the Series F within 30 days of closing and to use its best efforts to get the Registration Statement effective. As the Registration Statement was not effective within 90 days of closing on January 10, 2014 the Company issued 150 shares of Series F to Ironridge as liquidated damages, for which an expense in the amount of $150,000 has been recorded during the year ended December 31, 2014. On February 25, 2014, these 150 shares of Series F were converted into 3,398,389 shares of common stock.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

On February 27, 2014, the Company entered into a Stock Purchase Agreement with Ironridge. Pursuant to the agreement, the Company agreed to issue 150 shares of Series F to Ironridge in exchange for $100,000. Additionally, the Company issued 50 shares of Series F as commitment and documentation fees which were recorded at face value of $50,000, and in March 2014 issued an additional 100 shares of Series F as liquidated damages, for which an expense in the amount of $100,000 was recorded, in fulfillment of its obligations under the agreement. During the year ended December 31, 2014, all of the 300 Series F shares were converted into 17,607,041 shares of common stock.

The table below provides a detail of the 3,150 Series F shares issued:

Series F Shares Issued	Date	Type of Consideration	Amount of Consideration
500	August 15, 2011	Cash	$500,000
130	September 20, 2011	Cash	1
290	November 14, 2011	Cash	193,000
290	November 14, 2011	Cash	243,000
290	December 5, 2011	Cash	188,000
500	July 12, 2012	Termination Fee	0	(1)
100	September 12, 2012	Waiver Fee	0	(1)
450	August 26, 2013	Cash	300,000
150	August 26, 2013	Commitment and documentation fees	0	(1)
150	January 10, 2014	Penalty Fee	0	(1)
50	February 28, 2014	Documentation fees	0
150	February 28, 2014	Cash	100,000	(1)
100	March 28, 2014	Penalty Fee	0
3,150			$1,524,001

(1)	These fees were paid to Ironridge through the issuance of Series F Preferred Stock as more fully described below.

The table below provides a detail of the 3,150 Series F which have been converted by the Company:

Series F Shares Converted	Date of Conversion Notice	Number of Shares of Common Issued on Conversion (1)
300	February 15, 2012	189,082
200	March 21, 2012	151,162
130	April 2, 2012	117,507
210	June 14, 2012	553,225
134	July 10, 2012	501,681
250	September 12, 2012	1,339,981
100	November 27, 2012	592,355
1,324	Total shares issued for year ended December 31, 2012	3,444,993

176	January 7, 2013	724,090
100	January 30, 2013	395,690
100	March 4, 2013	477,828
100	April 19, 2013	655,993
50	May 16, 2013	522,140
50	May 17, 2013	522,245
50	June 21, 2013	937,230
50	July 11, 2013	1,357,646
50	September 24, 2013	3,582,620
50	November 12, 2013	3,400,000
776	Total shares issued for year ended December 31, 2013	12,575,482

100	February 6, 2014	5,069,319
150	February 25, 2014	3,324,317
30	March 24, 2014	788,673
170	March 25, 2014	4,413,622
100	May 27, 2014	3,628,896
100	July 16, 2014	4,543,879
100	August 8, 2014	5,803,833
100	September 8, 2014	5,995,376
100	October 2, 2014	5,293,259
100	October 16, 2014	5,223,052
1,050	Total shares issued for year ended December 31, 2014	44,084,226

3,150	Total shares issued	60,104,701

(1)	The shares of the Company’s common stock issued at the time a notice of conversion is subject to reconciliation based on the average of the daily VWAPs of the Common Stock, as reported by Bloomberg, for the 20 trading days following the notice of conversion. In addition, Ironridge is restricted from holding more than 9.99% of our total outstanding shares at any one time. In the event that the number of shares issuable pursuant to a notice of conversion would result in Ironridge holding more than 9.99% of the total outstanding shares of our common stock, such shares are held in escrow to be issued at a later date. The “Number of Shares Issued on Conversion” in the table represents the aggregate number of shares issued pursuant to the corresponding notice of conversion once all reconciliations have been taken into account.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

In connection with the Series F conversions, the Company recorded beneficial conversion dividends totaling $0.9 and $9.0 million during years ended December 31, 2014 and 2013 which represents the excess of fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. These charges are non-cash charges.

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

Conversion.   The Series F Preferred Stock is convertible into shares of the Company’s common stock at the applicable Ironridge Entities option or at the Company’s option at any time after six months from the date of issuance of the Series F Preferred Stock.  The fixed conversion price is equal to $0.50 per share which represented a premium of 32% over the closing bid price of the Company’s common stock on the trading day immediately before the date the Company announced the entry into the Series F Agreement (the “Series F Conversion Price”).

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

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

Due to the above variations in the conversion price, the beneficial conversion feature is considered contingent and not measurable or recorded until the actual conversion dates. The beneficial conversion feature is recorded as a constructive dividend and was $1.4 million for the year ended December 31, 2014.

Convertible Note Financings

Short-term convertible debt for the year ended December 31, 2014 as follows (In thousands):

	Notes	Accrued Interest	Total

Convertible notes with accrued interest accounted for as stock settled debt	$534	$47	$581
Conversion premiums	237	—	237
	771	47	818

Convertible notes with embedded derivatives	1,900	68	1,968
Derivative discounts	(1,038)	—	(1,038)
	862	68	930

Original issue discounts and loan fee discounts	(221)	—	(221)
	$1,412	$115	$1,527

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

On February 27, 2013, the Company borrowed $75,000 pursuant to a convertible note, in connection with which it issued the lender immediately exercisable warrants to purchase 68,182 shares of common stock at an initial exercise price of $0.55 per share.  The debt was recorded at a discount in the amount of $28,125, representing the relative fair value of the warrants. Additionally, a liability of $35,687 was recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $75,000 note there is a beneficial conversion feature of approximately $18,750, which will be amortized over the one year term of the note. During 2013, the note principal and interest was fully converted into an aggregate of 4,155,937 shares of common stock. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. During the year ended December 31, 2014, the warrants were converted, on a cashless basis, into 2,304,215 shares of common stock.

On June 4, 2013, the Company borrowed $50,000 pursuant to a convertible note, in connection with which it issued the lender immediately exercisable warrants to purchase 104,167 shares of common stock at an initial exercise price of $0.24 per share.  The debt was recorded at a discount in the amount of $23,684, representing the relative fair value of the warrants.  The debt shall accrete in value over its one year term to its face value of approximately $50,000. Additionally, a liability of $23,223 was recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $50,000 note there is a beneficial conversion feature of approximately $12,500, which will be amortized over the one year term of the note. In 2013, $47,850 principal balance of the convertible note was converted into 2,600,000 shares of common stock. During the three months ended September 30, 2014, remaining balance of the note principal and interest was fully converted into 725,734 shares of common stock. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. During the year ended December 31, 2014, the warrants were converted, on a cashless basis, into 1,508,848 shares of common stock.

On July 3, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the "Purchase Agreement"). Pursuant to the terms of the Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the "Convertible Promissory Note") in the principal amount of $78,500, with a maturity date of April 8, 2014, convertible into shares of common stock, $0.01 par value per share, of the Company, upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that the Note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the Convertible Promissory Note into common shares of stock at a 42% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the Convertible Promissory Note, the Company recorded a premium of $56,845 which was amortized over the life of the Note. During the year ended December 31, 2014, the outstanding principal and interest on the Convertible Promissory Note was converted, into 5,790,072 shares of common stock.

On December 13, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the “December Purchase Agreement”). Pursuant to the terms of the December Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “December Convertible Promissory Note”) in the principal amount of $103,500, with a maturity date of September 17, 2014, convertible into shares of common stock, $0.01 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such December Convertible Promissory Note. Interest shall commence accruing on the date that such note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the December Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the December Convertible Promissory Note, the Company computed a premium of $66,172 all of which was amortized as of June 30, 2014. During the year ended December 31, 2014, the outstanding principal and interest on the December Convertible Promissory Note was converted, into 3,294,466 shares of common stock.

On January 24, 2014, the Company entered into a Securities Purchase Agreement for a convertible promissory note (the “January Purchase Agreement”). Pursuant to the terms of the January Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “January Convertible Promissory Note”) in the principal amount of $78,500 with a maturity date of October 28, 2014, convertible into shares Common Stock, upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that such note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the January Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the January Convertible Promissory Note, the Company recorded a computed of $50,189 as the note is considered stock settled debt under ASC 480, all of which was amortized as of the year ended December 31, 2014. During the year ended December 31, 2014, the outstanding principal and interest on the January Convertible Promissory Note was converted, into 3,132,485 shares of common stock.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

On February 20, 2014, the Company borrowed $82,500 pursuant to a convertible note with an OID of $7,500 resulting in cash received of $75,000. The debt matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing bid prices in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $75,000 which has been fully amortized as of the year ended December 31, 2014. As of December 31, 2014, the outstanding principal and interest of the Note was converted, into 4,756,739 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $91,061 was recorded when the note was entered into. The derivative liability was remeasured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On February 21, 2014, the Company entered into a financing arrangement pursuant to which it borrowed $100,000 in unsecured debt, convertible at the discretion of the lender. The debt was issued at a 10% discount, matures on August 21, 2014, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  In connection with the issuance of the note, the Company computed a premium of $66,667 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. During the year ended December 31, 2014, the outstanding principal and interest on the Convertible Promissory Note was converted, into 4,149,378 shares of common stock.

On March 13, 2014, the Company borrowed two notes of $75,000, each from a separate lender with maturity dates of March 4, 2015. Under each agreement the Company received $65,750, which was net of legal and due diligence fees. The notes bear interest at 8% per annum and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with each note the Company also issued an additional note, of identical terms, each for $75,000. The additional note was paid for by the issuance of a note payable from the lenders to the Company. In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full.  The additional note payable has been netted with the related note receivable. In connection with the issuance of the notes, the Company computed a premium of $100,000 as the debt is considered a stock settled debt under ASC 480, all of which was amortized during the year ended December 31, 2014. As of December 31, 2014 the outstanding principal and interest was converted, into 16,386,485 shares of common stock. On May 5, 2014 one of the $75,000 notes receivable due to the company was paid, for which the Company received $65,750, net of fees. The Company computed a premium of $50,000 as the debt is considered a stock settled debt under ASC 480, all of which was amortized during the year ended December 31, 2014. As of December 31, 2014 the outstanding principal and interest was converted, into 4,117,795 shares of common stock. Concurrent with the repayment the Company and the lender entered into two new convertible notes, for $75,000 each, on identical terms to the March 4, 2014 convertible notes. Each of these two notes was paid for by the issuance of notes payable from the lenders to the Company, each for $75,000, on identical terms to the March 4, 2014 notes. These two new notes have been netted for presentation purposes. In connection with the payment of the note receivable to the Company, the Company recorded a premium of $50,000 related to one of the additional notes that had been entered into on March 4, 2014, all of which was amortized as of the year ended December 31, 2014. As of December 31, 2014 the outstanding principal and interest was converted, into 4,166,386 shares of common stock.

On March 24, 2014, the Company borrowed $52,500 with a maturity date of March 19, 2015, pursuant to a financing agreement. Under the agreement the Company received $46,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a premium of $35,000 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of December 31, 2014, the outstanding principal and interest on the note was converted, into 3,043,515 shares of common stock.

On April 7, 2014, the Company borrowed $50,000 with a maturity date of April 4, 2015, pursuant to a financing agreement. Under the agreement the Company received $44,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the twenty days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of December 31, 2014, the outstanding principal and interest on the note was converted, into 2,888,888 shares of common stock.

On April 14, 2014, the Company borrowed $63,000 with a maturity date of January 2, 2015, pursuant to a financing agreement. Under the agreement the Company received $60,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $40,279 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of December 31, 2014, the outstanding principal and interest on the note was converted, into 3,102,713 shares of common stock.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

On April 16, 2014, the Company borrowed $110,000 pursuant to a convertible note with an OID of $10,000 resulting in cash received of $100,000. The debt matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing bid prices in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $139,997, which has been fully amortized during the year ended December 31, 2014. As of December 31, 2014, the outstanding principal and interest of the Note was converted, into 6,910,704 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $139,997 was recorded when the note was entered into. The derivative liability was remeasured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On April 25, 2014, the Company borrowed $50,000 with a maturity date of January 25, 2015, pursuant to a financing agreement. Under the agreement the Company received $45,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of December 31, 2014, the outstanding principal and interest on the note was converted, into 2,890,411 shares of common stock.

On May 30, 2014, the Company borrowed $63,000 with a maturity date of February 27, 2015, pursuant to a financing agreement. Under the agreement the Company received $60,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $40,279 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of December 31, 2014, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $87,536.

On June 18, 2014, the Company borrowed $55,000 with a maturity date of June 17, 2016, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $50,000, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of (i) a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion or (ii) $0.075. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability. The amortization expense related to that debt discount recorded for the year ended December 31, 2014 was $38,291. As of December 31, 2014, the outstanding principal and interest on the notes was $58,240. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $53,436 at December 31, 2014.

On June 19, 2014, the Company borrowed of $25,000, with a maturity date of June 17, 2015, pursuant to a financing agreement. Under the agreement the Company received $22,000, which was net of legal and due diligence fees. The notes bear interest at 8% per annum and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $16,667 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of December 31, 2014, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $35,956.

On June 20, 2014, the Company borrowed $40,000 with a maturity date of June 17, 2015, pursuant to a financing agreement. Under the agreement the Company received $36,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company computed a premium of $26,667 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of December 31, 2014, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $57,517.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

On July 3, 2014, the Company borrowed $115,000 with a maturity date of July 3, 2015, pursuant to a convertible note. Under the agreement the Company received $100,000, which was net of legal and due diligence fees. The Note has an interest rate of 8%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.06 per share or a 40% discount of the lowest closing bid prices in the 15 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $58,571 relating to derivative liability. The amortization expense related to that debt discount recorded for the year ended December 31, 2014 was $100,351. As of December 31, 2014, the outstanding principal and interest on the notes was $119,613. In conjunction with the Note, the Company granted the lender a warrant for 1,000,000 common shares at a strike price of $0.08. The warrant has a life of three years and its relative fair value of $41,429 has been recorded as a debt discount and additional paid in capital as of December 31, 2014. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $111,729 at December 31, 2014.

On July 7, 2014, the Company borrowed $53,000 with a maturity date of March 25, 2015, pursuant to a financing agreement. Under the agreement the Company received $50,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,885 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014.As of December 31, 2014, the outstanding principal and interest on the notes was $55,137.

On July 9, 2014, the Company borrowed $110,000 with a maturity date of July 9, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $90,000, net of legal fees. The note bears an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price during the 15 days prior to the election to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $73,333 as the note is considered stock settled debt under ASC 480. On December 30, 2014, the outstanding principal and interest of the convertible note was purchase by Dominion Capital LLC and no outstanding balance remains as of December 31, 2014. In addition, the total recorded premium was accreted and charged to interest expense upon purchase of the convertible note.

On July 17, 2014, the Company borrowed $115,000 with a maturity date of July 17, 2016, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $100,000, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.06 per share or a 40% discount of the lowest closing bid prices in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $100,000 related to the derivative liability. The amortization expense related to that debt discount recorded during the year ended December 31, 2014 was $84,412. As of December 31, 2014, the outstanding principal and interest on the notes was $118,886. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $124,666 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $111,729 at December 31, 2014.

On August 19, 2014, the Company borrowed $66,000 with a maturity date of August 15, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $54,500, net of legal fees. The Note has an interest rate of 8%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.06 per share or a 60% of the average of the three lowest closing bid prices 15 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $54,500 related to the derivative liability. The amortization expense related to that premium recorded in the year ended December 31, 2014 was $42,461. As of December 31, 2014, the outstanding principal and interest on the notes was $68,213. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $71,548 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $64,123 at December 31, 2014.

On August 21, 2014, the Company borrowed $110,000 with a maturity date of August 21, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $90,000, net of legal fees. The note bears an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price during the 15 days prior to the election to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $73,333 as the note is considered stock settled debt under ASC 480. On December 30, 2014, the outstanding principal and interest of the convertible note was purchase by Dominion Capital LLC and no outstanding balance remains as of December 31, 2014. In addition, the total recorded premium was accreted and charged to interest expense upon purchase of the convertible note.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

On September 4, 2014, the Company borrowed $110,000 pursuant to a convertible note with an OID of $10,000 resulting in cash received of $100,000.The debt matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing bid prices in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $100,000. As of December 31, 2014, the outstanding principal and interest on the notes was $114,412. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $119,246 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $106,971 at December 31, 2014.

On September 11, 2014, the Company borrowed $75,000 pursuant to the back-end note in conjunction with the March 13, 2014 financing agreement. The debt has an interest rate of 8% and the Company received proceeds of $67,750, net of fees, In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full. In connection with the issuance of the note, the Company computed a premium of $50,000 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of December 31, 2014, the outstanding principal and interest on the note was converted, into 1,006,575 shares of common stock.

On September 19, 2014, the Company borrowed $55,000 with a maturity date of September 19, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $50,000, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability. The amortization expense related to that discount recorded in the year ended December 31, 2014 was $21,463. As of December 31, 2014, the outstanding principal and interest on the notes was $56,838. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $53,436 at December 31, 2014.

On September 22, 2014, Company closed a Securities Purchase Agreement providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $100,000, with the first note being in the amount of $50,000 and the second note being in the amount of $50,000. The first note was funded on September 22, 2014, with the Company receiving $45,000 of net proceeds, which was net of legal and due diligence fees. In connection with the issuance of the first note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded during the year ended December 31, 2014 was $18,514. As of December 31, 2014, the outstanding principal and interest on the first note was $51,337.The second note was initially paid for by the issuance of an offsetting $50,000 secured note issued by the lender to the Company. The funding of the second note is subject to certain conditions as described in the second note. The two notes bear interest at the rate of 8% per annum; are due and payable on September 15, 2015; and may be converted at the option of the lender into shares of Company common stock at a conversion price equal to a 40% discount of the lowest closing bid price calculated at the time of conversion. The two notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the two Notes in the event of such defaults.

On September 22, 2014, the Company borrowed $54,750 with a maturity date of June 19, 2015, pursuant to a financing agreement. Under the agreement the Company received $50,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $36,500 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded during the year ended December 31, 2014 was $25,593. As of December 31, 2014, the outstanding principal and interest on the notes was $56,214.

On October 6, 2014, the Company borrowed $53,000 with a maturity date of June 1, 2015, pursuant to a financing agreement. Under the agreement the Company received $50,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,885 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the year ended December 31, 2014 was $17,738. As of December 31, 2014, the outstanding principal and interest on the notes was $54,067.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

On October 8, 2014, the Company borrowed $100,000 with a maturity date of March 30, 2015, pursuant to a financing agreement. Under the agreement the Company received $85,500, which was net of legal fees of $7,000 and original issue discount of $7,500. The note bears interest at 10% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $66,667 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the year ended December 31, 2014 was $35,453. As of December 31, 2014, the outstanding principal and interest on the notes was $102,521.

On October 22, 2014, the Company borrowed $75,000 pursuant to the additional note in conjunction with the March 13, 2014 financing agreement. The debt has an interest rate of 8% and the Company received proceeds of $65,750, net of fees. In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full. In connection with the issuance of the note, the Company computed a premium of $50,000 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of December 31, 2014, the outstanding principal and interest on the note was converted, into 3,617,965 shares of common stock.

On October 27, 2014, the Company borrowed $36,750 with a maturity date of October 21, 2015, pursuant to a financing agreement. Under the agreement the Company received $33,250, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a premium of $24,500 as the note is considered stock settled debt under ASC 480.The amortization expense related to that premium recorded in the year ended December 31, 2014 was $12,274. As of December 31, 2014, the outstanding principal and interest on the notes was $37,491.

On October 27, 2014, the Company borrowed $161,000 with a maturity date of October 27, 2015, pursuant to a financing agreement. Under the agreement the Company received $150,000, which was net of an original issue discount of $11,000. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with the Note, the Company granted the lender a warrant for 1,000,000 common shares at a strike price of $0.08. The warrant has a life of three years and its relative fair value of $33,404 has been recorded as a debt discount and additional paid in capital as of December 31, 2014. In connection with the issuance of the note, the Company computed a premium of $107,333 as the note is considered stock settled debt under ASC 480. The amortization expense related to that premium recorded in the year ended December 31, 2014 was $53,773. As of December 31, 2014, the outstanding principal and interest on the notes was $164,246.

On December 22, 2014, the Company borrowed $55,000 with a maturity date of December 22, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $50,000, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at lesser of $0.075 or a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability. The amortization expense related to that discount recorded in the year ended December 31, 2014 was $16,364. As of December 31, 2014, the outstanding principal and interest on the notes was $55,136. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $62,858 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $66,390 at December 31, 2014.

$4 Million Convertible Debt Financing

On November 25, 2014 the Company closed a financing transaction by entering into a Securities Purchase Agreement dated November 25, 2014 (the “SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate subscription amount of $4,000,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Notes”) to the Purchaser. The Purchase Price will be paid in eight equal monthly payments of $500,000. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, subject to certain conditions contained in the Securities Purchase Agreement. The Company also reimbursed the Purchaser $25,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $25,000 from the first tranche. The use of proceeds from this financing are intended for the completion of the breadboard prototype of the Company’s FireflyDx cartridge, restructuring of the Company’s existing convertible debt, and general working capital.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

The total principal amount of the Notes are issued with a 4% original issue discount whereby the principal amount of the Note is $4,000,000 but the actual purchase price of the note is $3,840,000. Each Note accrues interest at a rate equal to 12% per annum and has a maturity date of May 25, 2016. The Notes are convertible any time after the issuance date of the Notes. The Purchasers has the right to convert the Notes into shares of the Company’s common stock at a conversion price equal to 95% of the daily VWAP on the trading day immediately prior to the closing of each tranche. Additionally, under certain conditions defined in the Note, the Note would be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the fifteen Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. The Note can be prepaid at any time upon 5 days’ notice to the Holder by paying an amount in cash equal to the outstanding principal and interest and a 120% premium.

In connection with the Company’s obligations under the Note, the Company entered into a Security Agreement with the Purchaser, pursuant to which the Company granted a lien on all assets of the Company, subject to existing security interests, (the “Collateral”) for the benefit of the Purchaser, to secure the Company’s obligations under the Note. In the event of a default as defined in the Note, the Purchaser may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

On November 26, 2014, the Company received the first tranche of this financing, with a maturity date of May 25, 2016, pursuant to a convertible note. Under the agreement the Company received $387,000, which was net of Purchaser’s expenses and legal fees and a 4% original issue discount. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company recorded a debt discount of $387,000 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded in the year ended December 31, 2014 was $27,000. As of December 31, 2014, the outstanding principal and interest on the notes was $505,753. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $786,301was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $696,825 at December 31, 2014. The December 2014 tranche of this financing was received on January 2, 2015.

Additionally, on December 30, 2014 the Purchaser entered into an agreement to purchase the existing $110,000 convertible note dated July 9, 2014 and $110,000 convertible note dated August 21, 2014 discussed above from the holders. This agreement closed early in January 2015. Subsequent to the purchase and assignment, these notes were amended by the Company and the Purchaser, using the form of note identical to the notes used in the $4 Million Financing Agreement. The Company issued a new note for $222,222 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.0163) or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $49,444 as compensation for Purchaser’s costs related to the purchase and assignment. This $49,444 was expensed as a loss on debt extinguishment. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $289,701 was recorded when these note were entered into.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

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

Beginning in January 2014, the Company was not current in its payments under the Debenture. On April 3, 2014 TCA sold its rights under the TCA SPA, Debenture, Security Agreement and all related transaction documents to Ironridge, releasing the Company of all of its obligations to TCA, including the obligation to issue the additional $88,000 incentive shares as discussed above.  The sale price paid from Ironridge to TCA was $425,000.  Also on April 3, 2014 the Company and Ironridge amended the Debenture, setting the amount owed as of April 3, 2014 at $425,000, extending the maturity date to April 2, 2015, lowering the interest rate to 3.4% and to amend the formula for conversion of Debenture principal and interest into common shares of the Company.  Pursuant to the amended Debenture, Ironridge has the right, at any time, to request the conversion of principal and accrued interest  into free trading shares of common Stock of the Company at a price equal to: (i) the conversion amount; divided by (ii) an amount, equal to 85% of the closing bid price of the Company's common stock on April 3, 2014, not to exceed 85% of the average of the daily volume weighted average prices of the Company's common Stock for any five of the trading days from April 3, 2014 until the date that the Debenture is paid or converted in full. There was no material gain or loss on this modification.

On December 24, 2014, the Ironridge and Dominion Capital LLC entered into a purchase and assignment of the debenture, and the Company and Dominion amended the Debenture, with the total amount owed as of December 24, 2014 at $434,592, making the note a demand note with terms and conditions identical to Purchaser’s notes pursuant to the $4 Million Financing Agreement. Pursuant to the amendment the maturity date was extended to May 31, 2015. Additionally, on December 24, 2014 the Company and Purchaser entered into a $158,400 Senior Convertible, Redeemable Debenture of PositiveID Corporation, which was issued without proceeds as consideration for the Purchaser’s expenses in conjunction with the purchase and assignment with Ironridge, including legal and transaction fees. This amount was recorded as a loss on debt extinguishment. As of December 31, 2014, the Company no longer has any outstanding debt owed to Ironridge.

In connection with the issuance of the Debenture and the Note, the Company recorded a debt discount of $522,061 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded in the year ended December 31, 2014 was $440,116. As of December 31, 2014, the outstanding principal and interest on Debenture and the Note was $598,841. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $571,387 was recorded when the note was entered into. The derivative liability is remeasured at each balance sheet date and was $597,275 at December 31, 2014.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

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

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full.  The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest.  As of December 31, 2014, the Company had repaid $284,051 of the H&K Note and the outstanding balance was $565,459.

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s chairman and chief executive officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company. In December, 2012, the Company paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Caragol agreed to terminate his security interest, effective January 16, 2013. As of December 31, 2014, the outstanding principal and interest on the Caragol Note was $110,319.

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities.  The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception dates and as of December 31, 2014 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

	Note Inception Date	December 31, 2014
Volatility	195 - 374%	235%
Expected Term	0.4 - 1.5 years	0.03- 1.40 years
Risk Free Interest Rate	2%	0.12 - 2%

The following reflects the initial fair value on the note inception dates and changes in fair value through December 31, 2014:

Note inception date fair value allocated to debt discount	$2,160,700
Note inception date fair value allocated to other expense	681,137
Reclassification of derivative liability to equity upon debt conversion	(207,608)
Change in fair value in 2014	(482,727)
Embedded conversion option liability fair value as of December 31, 2014	$2,151,502

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives.  The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the BSM option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$2,151,516	$-	$-	$2,151,516

7.   Stockholders’ Deficit

Authorized Common Stock

As of December 31, 2014, the Company was authorized to issue 970 million shares of common stock, par value $0.01 per share.

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

Stock Option Plans

On August 26, 2011, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the 2011 Plan, up to 1 million shares of common stock may be granted pursuant to awards. As of December 31, 2014, approximately 0.3 million options and shares have been granted under the 2011 Plan, and approximately 1.0 million remaining shares may be granted under the 2011 Plan. Awards to employees under the Company’s stock option plans generally vest over a two-year period, with pro-rata vesting upon the anniversary of the grant. Awards of options have a maximum term of ten years and the Company generally issues new shares upon exercise.

In addition, as of December 31, 2014, 4.9 million warrants to purchase the Company’s common stock have been granted outside of the Company’s plans, 4.5 million warrants which remain outstanding as of December 31, 2014. These warrants were granted at exercise prices ranging from $0.06 to $22.0 per share, are fully vested and are exercisable for a period from five to seven years.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

A summary of option activity under the Company’s option plans and outside of the Company’s option plan for the years ended December 31, 2014 and 2013 is as follows (in thousands, except per share amounts):

	2014		2013
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	1,409	$2.83	429	$15.50
Granted	1,450	$0.04	1,000	$0.03
Exercised	—	$—	—	$—
Forfeited	(3)	$136.13	(20)	$135.39
Outstanding at year end	2,856	$1.26	1,409	$2.83
Exercisable at year end	2,756	$1.31	1,376	$2.87
Shares available for grant within Company’s option plans at year end	1,180		108

			Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices			Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00	to	$9.00	2,807	9.23	$0.33	2,707	$0.34
$9.25	to	$15.00	33	7.13	$10.13	33	$10.13
$17.00	to	$49.75	2	7.3	$41.13	2	$41.13
$73.13	to	$143.75	11	5.17	$142.71	11	$142.71
Above $143.75			3	4.88	$233.04	3	$233.04
			2,856	9.19	$1.26	2,756	$2.87
Vested options			2,756	9.25	$1.31

The weighted average per share fair value of grants made in 2014 and 2013 under the Company’s incentive plans was $0.04 and $0.03, respectively.

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

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

	2014	2013
Expected dividend yield	—	—
Expected stock price volatility	184 -188%	188%
Risk-free interest rate	1.65 - 1.74%	2.10%
Expected term (in years)	5.0	5.0

A summary of restricted stock outstanding under the stockholder approved plans outstanding as of December 31, 2014 and 2013 and changes during the years then ended is presented below (in thousands):

	2014	2013
Unvested at beginning of year	300	215
Issued	—	180
Vested	(100)	(95)
Forfeited	—	—
Unvested at end of year	200	300

Warrants

From time to time the Company issues warrants both for compensatory purposes to consultants and advisors, and to financial institutions in conjunction with financing activities.

Activity related to warrants issued in conjunction with financing transactions for the year ended December 31, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	385,620	$0.53
Granted	2,000,000	0.08
Exercised	(383,460)	0.41
Expired	(2,160)	22.00
Outstanding at December 31, 2014	2,000,000	$0.08
Exercisable at December 31, 2014	2,000,000	$0.08
Weighted average grant date fair value		$0.08

Activity related to the warrants issued for compensatory purposes for the year ended December 31, 2014 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,500,000	$0.20
Granted	-	-
Exercised	-	-
Expired	(10,000)	15.00
Outstanding at December 31, 2014	2,490,000	$0.14
Exercisable at December 31, 2014	2,490,000	$0.14
Weighted average grant date fair value		$0.14

On December 19, 2012, pursuant to an advisory agreement, the Company issued immediately exercisable warrants to purchase 240,000 shares of common stock at an initial exercise price of $0.75 per share and were exercisable for a period of five years from the vest date. The warrants will expire in 2017. Additionally, on December 18, 2013 the Company issued immediately exercisable warrants to purchase 2,000,000 shares of common stock to the same advisor at an initial exercise price of $0.06 per share and were exercisable for a period of five years from the vest date.

On February 27, 2013, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 68,182 shares of common stock at an initial exercise price of $0.55 per share and are exercisable for a period of five years from the vest date. The warrants were exercised in full as of year ended December 31, 2014.

On June 4, 2013, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 104,167 shares of common stock at an initial exercise price of $0.24 per share and are exercisable for a period of five years from the vest date. The warrants were exercised in full as of year ended December 31, 2014.

On June 4, 2013, pursuant to a consulting agreement with an advisor, the Company issued immediately exercisable warrants to purchase 250,000 shares of common stock at an initial exercise price of $0.23 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2019.

On January 1, 2014, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.08 per share and are exercisable for a period of four years from the vest date. The warrants expire in 2017.

On October 24, 2014, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.08 per share and are exercisable for a period of four years from the vest date. The warrants expire in 2017.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

Stock-Based Compensation

Stock-based compensation expense for awards granted is recognized on a straight-line basis over the requisite service period based on the grant-date fair value. Forfeitures are estimated at the time of grant and require the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded compensation expense related to stock options and restricted stock of approximately $1,701,000 and $1,180,000 for the years ended December 31, 2014 and 2013, respectively. The intrinsic value for all options outstanding was approximately nil as of December 31, 2014 and 2013.

During the year ended December 31, 2014, the Company issued an aggregate of 1,100,000 shares of restricted stock, outside of the approved employee stock incentive plans, to employees valued between $0.026 and $0.075 per share, or an aggregate $77,600 based on quoted common stock prices on the grant dates, and recorded related stock-based compensation of approximately $34,000 with the remainder to be recognized over the respective vesting periods. During the year ended December 31, 2013, the Company issued an aggregate of 100,000 shares of restricted stock, under the 2011 Plan and an aggregate of 3,655,330 shares of restricted stock, outside of the approved employee stock incentive plans, to employees valued between $0.28 and $1.00 per share, and recorded related stock-based compensation of approximately $241,000.

During the year ended December 31, 2014, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 8,230,000 shares of restricted stock to consultants and advisors valued between $0.02 and $0.10 per share and recorded related stock-based compensation of approximately $423,000 for 2013 and 2014 vested amounts. During the year ended December 31, 2013, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 1,890,019 shares of restricted stock and, under the 2011 Plan, an aggregate of 80,000 shares of restricted stock to consultants and advisors valued between $0.25 and $3.75 per share and recorded related stock-based compensation of approximately $124,000.

During the year ended December 31, 2014, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 1,200,000 options to employees, an aggregate of 250,000 options to consultants and recorded related stock-based compensation of approximately $49,000 for the year ended December 31, 2014. During the year ended December 31, 2013, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 1,000,000 options to advisors and recorded related stock-based compensation of approximately $27,000 for the year ended December 31, 2013.

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

On September 30, 2013, the Company issued 413 shares of Series I Preferred Stock to settle $413,000 of accrued and unpaid compensation to its Board of Directors and management (see Note 8), at a conversion price of $0.036, which was the closing bid price on September 30, 2013.  The Series I Preferred Stock will vest on January 1, 2017, subject to acceleration in the event of conversion or redemption. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates the vesting.

On November 5, 2013, the Company filed an Amended and Restated Certificate of Designation of Series I Preferred Stock (the “Amended Certificate of Designation”). The Amended Certificate of Designation was filed to clarify and revise the mechanics of conversion and certain conversion rights of the holders of Series I Preferred Stock. No other rights were modified or amended in the Amended Certificate of Designation. On January 8, 2015, the Company filed an amendment to the Amended Certificate of Designation to increase the authorized shares of Series I Convertible Preferred Stock from 1,000 shares to 2,500 shares. No other terms were modified or amended in the Amended Certificate of Designation.

On December 31, 2013, the three independent directors were each granted 25 shares of Series I, as a component of their 2014 board compensation. On January 14, 2014 an additional 512 shares of Series I were issued to the Company’s CEO, President and Senior Vice President. Of these shares 381 were issued to the Company’s chief executive officer as follows: (i) 138 shares issued for 2013 incentive compensation, (ii) 143 shares were issued for his agreement to amend his employment contract and reduce his annual salary from the remainder of the term of the contract to $200,000, per annum, and (iii) 100 shares of Series I as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during prior years. All Series I shares granted vest on January 1, 2017. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates vesting. As such the Company recorded an expense since vesting is at the holder’s option in the amount of $688,000 in 2014 and $75,000 in 2013, representing the fair value of the shares during the year ended December 31, 2014.

 On January 12, 2015, shares of Series I were issued as follows: (i) 50 shares of Series I were issued to each independent board members as a component of their 2015 compensation, and (ii) 425 shares of Series I were issued to the Company’s CEO, President and Senior Vice President as a component of their 2014 incentive compensation. All Series I shares granted vest on January 1, 2017. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates vesting.

Additional share issuances:

See Note 6 for additional disclosure of common stock issuances.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

8.   Income Taxes

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

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets (liabilities):
Accrued expenses and reserves	$273	$318
Stock-based compensation	990	561
Intangibles	(14)	(103)
Property and equipment	4	—
Net operating loss carryforwards	29,967	27,543
Gross deferred tax assets	31,220	28,319
Valuation allowance	(31,220)	(28,319)
Net deferred taxes	$—	$—

The valuation allowance for U.S. deferred tax assets increased by $0.3 million in 2014 due mainly to the generation of U.S. net operating losses and timing differences resulting from stock-based compensation. As a result of the Company’s history of incurring operating losses a full valuation allowance against the net deferred tax asset has been recorded at December 31, 2014 and 2013.

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2014		2013

Statutory tax benefit	%	(34)%	(34)
State income taxes, net of federal effects		(4)	(4)
Permanent items		(3)	(1)
Provision for Xmark Canadian taxes		—	9
Change in deferred tax asset valuation allowance		41	39

Provision for income taxes	%	—%	9

As of December 31, 2014, the Company had U.S. federal net operating loss carry forwards of approximately $81.6 million for income tax purposes that expire in various amounts through 2034. The Company also has approximately $55.8 million of state net operating loss carryforwards that expire in various amounts through 2034.

Based upon the change of ownership rules under IRC Section 382, the Company experienced a change of ownership in December 2007 exceeding the 50% limitation threshold imposed by IRC Section 382. The Company experienced subsequent changes in ownership during 2008 through 2014 as a result of the Company issuing common shares which could potentially result in additional changes of ownership under IRC Section 382. As a result the Company’s future utilization of its net operating loss carryforwards will be significantly limited as to the amount of use in any particular year, and consequently may be subject to expiration.

The Company files consolidated tax returns in the United States federal jurisdiction and in the various states in which it does business. In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before December 31, 2011.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable. As of December 31, 2014 the Company had made payments to Stanley of $405,777.

On February 28, 2014 the Company received final notice from the CRA. The Company has determined that it will not further appeal the decision in the final notice. The Company and Stanley are in the process of submitting the amended tax returns necessary to effect the final adjustments. Based on management’s estimate the Company’s liability to Stanley is between $350,000 and $500,000. The Company recorded a tax expense of $371,000 for the year ended December 31, 2013 to reflect this adjusted tax obligation to Stanley and has recorded as a tax contingency liability of $480,000 in the accompanying audited condensed consolidated financial statements as of December 31, 2014.

9.   Commitments and Contingencies

Lease Commitments

The Company leases certain office space under noncancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in August 2015 and lab and office space in Pleasanton, California under a lease scheduled to expire in April 2015. Rent expense under operating leases totaled approximately $101,000 and $142,000 for the years ended December 31, 2014 and 2013, respectively.

Other Commitments

Pursuant to the GlucoChip Agreement (see Note 3), the Company also agreed to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. On October 20, 2014, the Company funded VeriTeQ $60,000 and VeriTeQ issued the Company a convertible promissory note in the same amount. The quarterly support commitments for 2015 and 2016 are up to an additional $340,000.

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

Pursuant to the terms of the Settlement Agreement approved by an order from the Circuit Court of the Twelfth Judicial Circuit for Sarasota County, Florida (the “Order”), on June 7, 2013, the Company agreed to issue to IBC shares (the “Settlement Shares”) of the Company’s Common Stock. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of freely trading securities issued pursuant to Section 3(a) (10) of the Securities Act. Pursuant to the Settlement Agreement, IBC may deliver a request to the Company which states the dollar amount (designated in U.S. Dollars) of Common Stock to be issued to IBC (the “Share Request”). The parties agree that the total amount of Common Stock to be delivered by the Company to satisfy the Share Request shall be issued at a thirty percent (30%) discount to market based upon the average of the volume weighted average price of the Common Stock over the three (3) trading day period preceding the Share Request. Additional tranche requests shall be made as requested by IBC until the Settlement Amount is paid in full so long as the number of shares requested does not make IBC the owner of more than 4.99% of the outstanding shares of Common Stock at any given time. The Company has recorded a charge of $91,944 during 2013 representing the total cost to the company for settling the $214,535 claim by issuing shares of common stock at a 30% discount. During 2013, the entire amount of the settlement was converted into 3,637,681 common shares.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

10.   Employment Contracts and Stock Compensation to Related Parties

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 was paid through the issuance of Series I Preferred Stock (see below).  The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 0.5 million shares of restricted stock over a four-year period as follows: (i) 100,000 shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000  shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000  shares on January 1, 2015, which shall vest on January 1, 2016. Stock compensation expense related to the restricted share grants totaled approximately $136,000 and $363,000 for the year December 31, 2014 and 2013, respectively. On January 14, 2014, Mr. Caragol’s agreement was further amended, lowering his salary to $200,000 per annum through the remaining term of the agreement in exchange for the issuance of 143 shares of Series I Preferred Stock.

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

In connection with the Plan, $413,000 of accrued and unpaid compensation was settled through the issuance of 413 shares of the Company’s Series I Preferred Stock. The Series I Preferred Stock is convertible into shares of the Company’s Common Stock, at a conversion price of $0.036 per share, which was the closing bid price on September 30, 2013, and will vest on January 1, 2017, subject to acceleration in the event of conversion or redemption (see Note 7).

On September 28, 2012, the employment of Bryan D. Happ, our chief financial officer terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, we and Mr. Happ entered into a Separation Agreement and General Release, or the Separation Agreement, on September 28, 2012. Pursuant to the Separation Agreement, Mr. Happ was due to receive payments totaling $404,423, or the Compensation, consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid with 200,000 shares of our restricted common stock (such shares not issued under a stockholder approved plan) and $304,423 was to be paid in cash. As of December 31, 2014, we have paid $166,880 of the cash balance to Mr. Happ.

11.   Agreements with The Boeing Company

On December 20, 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming Agreement (“Teaming Agreement”), and a Security Agreement (“Boeing Security Agreement”) with The Boeing Company (“Boeing”).

The Boeing License Agreement provides Boeing the exclusive license to manufacture and sell PositiveID’s M-BAND airborne bio-threat detector for the U.S. Department of Homeland Security’s BioWatch next generation opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entering into the Boeing License Agreement, Boeing agreed to pay a license fee of $2.5 million (the “Boeing License Fee”) to the Company in three installments, which were paid in full during 2012 and 2013. The $2.5 million license fee received as of December 31, 2014 has been recorded as deferred revenue.

At the time of entering into the Boeing Teaming and License Agreements we evaluated the Boeing license revenue recognition and concluded that all elements necessary to complete the earnings process were complete as of the date of receipt of the $2.5 million of license fees, with the exception of the completion of the terms of the Teaming Agreement, which is a delivery requirement.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financials

December 31, 2014 and 2013

Under the Teaming Agreement, the Company retained exclusive rights to serve as the reagent and assay supplier of the M-BAND systems to Boeing. The Company also retained all rights to sell M-BAND units, reagents and assays in international markets. Upon the Teaming Agreement expiring, terminating or being replaced by a contract or subcontract, the Company expects to recognize the deferred revenue related to the Boeing License Agreement.

Pursuant to the Boeing Security Agreement, the Company granted Boeing a security interest in all of its assets, including the licensed products and intellectual property rights (as defined in the Boeing License Agreement), to secure the Company’s performance under the Boeing License Agreement.

12. Subsequent events

On January 7, 2015, PositiveID Corporation filed an Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series I Convertible Preferred Stock. The Amended Certificate of Designation was filed to increase the authorized shares of Series I Convertible Preferred Stock from 1,000 shares to 2,500 shares. No other terms were modified or amended in the Amended Certificate of Designation.

On January 12, 2015, 625 shares of Series I was granted for 2014 management incentive compensation and 2015 director compensation. The shares were valued at $812,500, with the expense being recorded in the first quarter of 2015.

Subsequent to year end, the Company has entered into additional convertible notes pursuant to its $4 Million Convertible Debt Financing (see Note 4). The principal amount of notes entered into since December 31, 2014 is approximately $2.2 million.

Subsequent to year end convertible notes with an approximate principal value of $683,000 have been converted into 47,308,000 shares of common stock.

In addition, 100,000 shares of common stock with grant date value of $3,000 was issued to an employee pursuant to the employment agreement and 4,500,000 shares of common stock with total grant date values of $90,000 were issued to consultants pursuant to consulting agreements.

Subsequent to year end, the Company issued 300,000 stock options to each of the 4 members on its advisory board with an exercise price of $0.027 and a total grant date fair value of approximately $35,000 which will be expensed over the one-year service period.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated May 15, 2008, between PositiveID Corporation and The Stanley Works (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 16, 2008).
2.2	Stock Purchase Agreement, dated May 9, 2011 among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 12, 2011).
2.3	First Amendment to Stock Purchase Agreement, dated May 23, 2011, among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 25, 2011).
3.1**	Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012, May 31, 2012, April 18, 2013, and December 8, 2014.
3.2	Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 (incorporated by reference to Exhibit 3.2 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
4.2	Amended and Restated Certificate of Designation of Series I Preferred Stock (incorporated by reference to Exhibit 4.1 of the Form 8-K previously filed by PositiveID Corporation on November 12, 2013)
4.3	Amended and Restated Certificate of Designation of the Series F Preferred Stock (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by PositiveID Corporation on December 19, 2013)
10.1*	PositiveID Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 previously filed by PositiveID Corporation on September 7, 2011) (Registration No. 333-176716).
10.2*	Form of Non-Qualified Stock Option Award Agreement under the PositiveID Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the Form 10-K previously filed by PositiveID Corporation on April 16, 2013).
10.3*	Form of Restricted Stock Award Agreement under the PositiveID Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the Form 10-K previously filed by PositiveID Corporation on April 16, 2013).
10.4*	Letter Agreement, dated March 27, 2009, between PositiveID Corporation and William J. Caragol (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on March 30, 2009).
10.5*	PositiveID Corporation Employment and Non-Compete Agreement between the Company and William J. Caragol dated November 11, 2010 (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on November 12, 2010).
10.6*	Employment and Non-Compete Agreement, dated September 30, 2011 between PositiveID Corporation and Bryan D. Happ (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on September 30, 2011).
10.7*	First Amendment to Employment and Non-Compete Agreement dated December 7, 2011, between PositiveID Corporation and William J. Caragol (incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on December 9, 2011).
10.8	Stock Purchase Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.64 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).
10.9	Secured Promissory Note, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.65 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).
10.10	Security Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.66 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).
10.11	First Amendment to Security Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.9 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.12	License Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.67 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).
10.13	Amendment to License Agreement, dated June 26, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.7 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).
10.14	License Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.8 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.15	Shared Services Agreement, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.68 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).
10.16	Amendment to Shared Services Agreement, dated June 25, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.6 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).

40

10.17	Second Amendment to Shared Services Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.10 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.18	Asset Purchase Agreement, dated August 28, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.7 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.19	Letter Agreement, dated March 7, 2012, between PositiveID Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.10 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2012).
10.20	Letter Agreement, dated May 30, 2012, between PositiveID Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.76 of the Registration Statement on Form S-1/A previously filed by PositiveID Corporation on June 5, 2012) (Registration No. 333-180645).
10.21	Secured Promissory Note, dated July 9, 2012, between PositiveID Corporation and Holland & Knight LLP (incorporated by reference to Exhibit 10.8 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).
10.22	Secured Promissory Note, dated September 7, 2012, executed by PositiveID Corporation in favor of William J. Caragol (incorporated by reference to Exhibit 10.11 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.23	Separation Agreement and General Release, dated September 28, 2012, between PositiveID Corporation and Bryan D. Happ (incorporated by reference to Exhibit 10.14 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.24	Sole and Exclusive License Agreement, dated December 19, 2012, between PositiveID Corporation and The Boeing Company (incorporated by reference to Exhibit 10.89 of the Form 10-K previously filed by PositiveID Corporation on April 16, 2013).
10.25	Teaming Agreement, dated December 19, 2012, between PositiveID Corporation and The Boeing Company (incorporated by reference to Exhibit 10.90 of the Form 10-K previously filed by PositiveID Corporation on April 16, 2013).
10.26	Security Agreement, dated December 19, 2012, between PositiveID Corporation and The Boeing Company (incorporated by reference to Exhibit 10.91 of the Form 10-K previously filed by PositiveID Corporation on April 16, 2013).
10.27	Agreement, dated February 15, 2013, among PositiveID Corporation, Smart Glucose Meter Corp., Easy Check Medical Diagnostics, LLC, Easy-Check Medical Diagnostic Technologies Ltd., and Benjamin Atkin (incorporated by reference to Exhibit 10.99 of the Form 10-K previously filed by PositiveID Corporation on April 16, 2013).
10.28	Letter Agreement, dated July 8, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K previously filed by PositiveID Corporation on July 10, 2013).
10.29	Stock Purchase Agreement, dated November 13, 2013, by and among PositiveID Corporation and Purchasers (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by PositiveID Corporation on November 14, 2013)
10.30	Letter Agreement, dated November 8, 2013, by and among PositiveID Corporation and VeriTeQ Corporation (f/k/a Digital Angel Corporation) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by PositiveID Corporation on November 14, 2013)
10.31	Statement of Work, dated February 4, 2014, between the Company and Hamilton Sundstrand (1)
10.32	Purchase Order, dated March 28, 2014, between the Company and Hamilton Sundstrand (1)
10.33	Securities Purchase Agreement, dated August 13, 2014, with Toledo Advisors LLC (2)
10.34	First Convertible Promissory Note dated August 13, 2014 with Toledo Advisors LLC (2)
10.35	Second Convertible Promissory Note dated August 13, 2014 with Toledo Advisors LLC (2)
10.36	Financing Agreement, dated June 30, 2014, with Macallan Partners, LLC (2)
10.37	Convertible Debenture, dated June 30, 2014, with Macallan Partners, LLC (2)
10.38	Securities Purchase Agreement, dated September 15, 2014, with Union Capital, LLC (3)
10.39	First 8% Convertible Redeemable Note, dated September 15, 2014, with Union Capital, LLC (3)
10.40	First 8% Convertible Redeemable Note, dated September 15, 2014, with Union Capital, LLC (3)
10.41	Securities Purchase Agreement, dated September 19, 2014, with Auctus Private Equity Fund, LLC (3)
10.42	Convertible Promissory Note, dated September 19, 2014, with Auctus Private Equity Fund, LLC (3)
10.43	Securities Purchase Agreement, dated September 29, 2014, with KBM Worldwide, Inc. (4)
10.44	Convertible Redeemable Note, dated September 29, 2014, with KBM Worldwide, Inc. (4)
10.45	Convertible Redeemable Note, dated September 30, 2014, with JSJ Investments Inc. (4)
10.46	GlucoChip and Settlement Agreement, dated October 20, 2014, by PositiveID Corporation and VeriTeQ Corporation (5)
10.47	Convertible Promissory Note, principal amount $222,115.07, dated October 20, 2014, by PositiveID Corporation and VeriTeQ Corporation (5)
10.48	Convertible Promissory Note, principal amount $60,000, dated October 20, 2014, by PositiveID Corporation and VeriTeQ Corporation (5)
10.49	Securities Purchase Agreement, dated October 24, 2014, with Blue Citi, LLC (6)
10.50	Convertible Promissory Note, dated October 24, 2014, with Blue Citi, LLC (6)
10.51	Securities Purchase Agreement, dated October 21, 2014, with LG Capital (6)
10.52	First 8% Convertible Redeemable Note, dated October 21, 2014, with LG Capital (6)

41

10.53	Second 8% Convertible Redeemable Note, dated October 21, 2014, with LG Capital (6)
10.54	4% Original Issue Discount Senior Secured Promissory Convertible Note, dated November 21, 2014, by and between PositiveID Corp and Dominion Capital LLC (7)
10.55	Securities Purchase Agreement, dated November 21, 2014, by and between PositiveID Corp and Dominion Capital LLC (7)
10.56	Security Agreement, dated November 21, 2014, by and among PositiveID Corp, all of the Subsidiaries of the Company and Dominion Capital LLC (7)
10.57	Subsidiary Guarantee, dated November 21, 2014, made by the Subsidiaries in favor of Dominion Capital LLC (7)
10.58	Amendment and Restatement in Full of $550,000 Senior Secured, Convertible, Redeemable Debenture of PositiveID Corporation (8)
10.59	$158,400.00 Senior Convertible, Redeemable Debenture of PositiveID Corporation (8)
21.1**	List of Subsidiaries of PositiveID Corporation
31.1**	Certification by William J. Caragol, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
**	Filed herewith

(1)	Incorporated by reference to the Form 10-K filed by PositiveID Corporation on April 11, 2014.
(2)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on August 22, 2014.
(3)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on September 26, 2014.
(4)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on October 10, 2014.
(5)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on October 24, 2014.
(6)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on October 31, 2014.
(7)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on November 26, 2014.
(8)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on December 30, 2014.

42