Form 10-Q
period 2015-06-30
POSITIVEID Corp
filed 2015-08-13
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 7, 2015 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	350,097,044

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$672	$145
Prepaid expenses and other current assets	95	5
Total Current Assets	767	150

Property and Equipment, net	4	3
Goodwill	510	510
Intangibles, net	225	347
Other assets	11	11
Total Assets	$1,517	$1,021

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$73	$127
Accrued expenses and other current liabilities	558	693
Deferred revenue	2,500	2,571
Tax contingency	345	480
Notes payable	510	676
Short-term convertible debt, net of discounts and premiums	1,202	1,527
Embedded conversion option liability	5,703	2,152
Total Current Liabilities	10,891	8,226

Long Term liabilities:
Mandatorily redeemable Series I preferred stock, 2,500 shares authorized; $0.001 par value; 1,625 and 1,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; liquidation preference and redemption value of $1,737 and $1,065 at June 30, 2015 and December 31, 2014, respectively	2,102	1,241
Total Liabilities	12,993	9,467

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Convertible preferred stock, 5,000,000 shares authorized, $.001 par value; Series F Preferred – nil shares issued and outstanding at December 31, 2014 and June 30, 2015	—	—
Common stock, 1,970,000,000 shares authorized, $.01 par value; 319,010,900 and 169,531,322 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	3,190	1,695
Additional paid-in capital	124,885	122,616
Accumulated deficit	(139,551)	(132,757)
Total Stockholders’ Deficit	(11,476)	(8,446)
Total Liabilities and Stockholders’ Deficit	$1,517	$1,021

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$51	$420	$182	$420
Operating expenses:
Direct labor	46	94	148	94
Selling, general and administrative	1,122	799	2,911	2,760
Research and development	243	64	539	86
Total operating expenses	1,411	957	3,598	2,940
Operating loss	(1,360)	(537)	(3,416)	(2,520)

Other income (expense):
Interest expense	(1,177)	(526)	(2,302)	(845)
Change in fair value of embedded conversion option liability	(481)	—	(1,177)	—
Loss on extinguishment of debt	(129)	—	(233)	—
Other income (expense), net	214	—	334	(7)
Total interest and other expense, net	(1,573)	(526)	(3,378)	(852)
Net loss	(2,933)	(1,063)	(6,794)	(3,372)

Preferred stock dividends	(24)	(25)	(47)	(52)
Beneficial conversion on preferred stock	—	(84)	—	(480)
Net loss attributable to common stockholders	$(2,957)	$(1,172)	$(6,841)	$(3,904)

Loss per common share attributable to common stockholders – basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted average shares outstanding – basic and diluted	264,745	75,210	232,197	68,340

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2015

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2014	169,532	$1,695	$122,616	$(132,757)	$(8,446)
Net loss	—	—	—	(6,794)	(6,794)
Stock based compensation	6,400	64	305	—	369
Preferred stock dividends	—	—	(47)	—	(47)
Common Stock issued pursuant to convertible note conversions	143,078	1,431	350	—	1,781
Reclassification of premium upon debt conversion and redemption	—	—	421	—	421
Reclassification of derivative liability upon debt conversion	—	—	1,240	—	1,240

Balance at June 30, 2015	319,010	$3,190	$124,885	$(139,551)	$(11,476)

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(6,794)	$(3,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125	161
Stock-based compensation	1,182	1,415
Convertible debt discounts and premium amortization	2,023	408
Loss on extinguishment of debt	233	—
Change in fair value of embedded conversion option liability	1,177	—
Gain on sale of investment shares	(319)	—
Allowance for collection of note receivable	110	—
Note issued as consideration for services	67	—
Changes in operating assets and liabilities:
Decrease in tax contingency	(134)	—
Increase in prepaid expenses and other current assets	(7)	(10)
Decrease in accounts payable and accrued expenses	(189)	(131)
Increase in accrued interest	279	410
Increase (decrease) in deferred revenue	(71)	81
Net cash used in operating activities	(2,318)	(1,038)

Cash flows from investing activities:
Proceeds from sale of investment shares, net	319	—
Cash loaned for note receivable	(110)	—
Purchase of property and equipment	(4)	(5)
Net cash (used in) provided by investing activities	205	(5)

Cash flows from financing activities:
Proceeds from issuances of Series F Preferred Stock, net of fees	—	100
Proceeds from debt financing, net of fees	3,197	961
Payments on short-term debt	(557)	—
Net cash provided by financing activities	2,640	1,061
Net (decrease) increase in cash and cash equivalents	527	18
Cash and cash equivalents, beginning of period	145	165
Cash and cash equivalents, end of period	$672	$183
Supplementary Cash Flow Information:
Cash paid for interest	$35	$—
Cash paid for income tax	$—	$—
Non-cash financing and investing activities:
Preferred dividends converted into common stock	$—	$20
Conversion of promissory notes into common stock	$1,781	$178
Beneficial conversion value recognized as dividend in Series F preferred stock conversions	$—	$480
Reclassification of embedded conversion option liability upon conversion of debt	$1,240	$—
Reclassification of stock settle debt premium to equity upon conversion of debt	$421	$—
Discounts recorded for loan fees and original issue discount	$496	$—
Embedded conversion option liability recorded as debt discount	$3,615	$—

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

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

Authorized Common Stock

On April 30, 2015, the Company filed the Sixth Amendment to the Second Amendment and Restated Certificate of Incorporation, as amended, with the State of Delaware to increase the number of authorized common shares to 1.97 billion shares. As of June 30, 2015, the Company was authorized to issue 1.97 billion shares of common stock.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2015, the Company had a working capital deficiency of approximately $10.1 million and an accumulated deficit of approximately $139.6 million, compared to a working capital deficit of approximately $8.1 million and an accumulated deficit of approximately $132.8 million as of December 31, 2014. The decrease in working capital was primarily due to a net loss of $6.8 million during the six months ended June 30, 2015, offset by cash received from capital raised through convertible debt financings. In addition, the Company used cash in operations of $2.3 million during the six months ended June 30, 2015.

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

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. During the six months ended June 30, 2015, we raised approximately $2.6 million from the issuance of convertible debt, net of debt repayments.

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

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and 2014 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

New Accounting Pronouncements

The Accounting Standards Updates during the six months ended June 30, 2015, including the pronouncements discussed below, are not expected to have a significant effect on the Company’s consolidated financial position or results of its operations.

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

ASU 2015-03:

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03,"Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ASU 2015-08:

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

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

In assessing potential impairment of the intangible assets recorded in connection with the MFS acquisition as of June 30, 2015, we considered the likelihood of future cash flows attributable to such assets, including but not limited to cash received from the Boeing license and the probability and extent of our participation in the U.S. Department of Homeland Security’s (“DHS”) next generation BioWatch program and the what we believe to be a large market opportunity for our Firefly Dx product, once development is complete. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets exists as of June 30, 2015.

The Company performed an impairment test of goodwill as indicators were present as of June 30, 2015.  As a result of this test, using the market capitalization method of valuation, it was determined that the goodwill balance of $510,000 as of June 30, 2015, was not impaired.

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

June 30, 2015

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

The following potentially dilutive equity securities outstanding as of June 30, 2015 and 2014 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	June 30,
	2015	2014
Common shares issuable under:
Convertible notes	219,655	40,109
Series I Convertible preferred stock	62,946	36,995
Series F Convertible preferred stock	—	17,487
Stock options	4,696	2,857
Warrants	4,490	2,490
Unvested and restricted shares common stock	3,432	3,432
	295,219	103,370

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

Pursuant to the GlucoChip Agreement, the Company transferred the intellectual property related to its GlucoChip development and agreed to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. The Company funded VeriTeQ $60,000 in 2014 and $110,000 during the six months ended June 30, 2015 and VeriTeQ issued the Company Convertible Promissory Notes in total principal amount of $170,000. These notes have been fully reserved in all periods presented. The notes bear interest at the rate of 10% per annum; are due and payable twelve months from the effective date of the notes; and may be converted by the Company at any time after 190 days of the date of closing into shares of VeriTeQ common stock at a conversion price equal to a 40% discount of the average of the three lowest daily trading prices (as set forth in the notes) calculated at the time of conversion. The notes also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates in the event of such defaults. Pursuant to the GlucoChip Agreement, the Company agreed to provide VeriTeQ with continuing financial support through issuance of additional convertible promissory notes with similar terms and conditions as the original note up to an additional amount of $230,000 (see Note 7). The continuing financial support is not required to be more frequent than every 100 days and may not be in excess of $50,000 in any individual note.

As of June 30, 2015 the Company had convertible notes receivable from VeriTeQ of $392,115. As of December 31, 2014 and June 30, 2015 the Company had a dollar value balance remaining on it cashless exercise warrant from VeriTeQ of $820,010 and $733,977, respectively.

Pursuant to the cashless exercise feature of the VeriTeQ warrant, the Company realized $224,000 and $319,400 of income during the three and six months ended June 30, 2015, respectively. Proceeds from the cashless exercise of the VeriTeQ warrant was measured at fair value at the time of the sale and reported as other income. As VeriTeQ is an early stage company, not yet fully capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains will be recognized.

License of iglucose

On February 15, 2013, the Company entered into an agreement the (“SGMC Agreement”) with SGMC, and its affiliates, pursuant to which the Company entered into a perpetual license to its iglucose ™ technology to SGMC for up to $2 million based on potential future revenues of glucose test strips sold by SGMC.  These revenues will range between $0.0025 and $0.005 per strip. A person with diabetes who tests three times per day will use over 1,000 strips per year.

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

June 30, 2015

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

4. Equity and Debt Financing Agreements

Convertible Note Financings

Short-term convertible debt as of June 30, 2015 as follows (In thousands):

	Notes	Accrued Interest	Total

Convertible notes with embedded derivatives	$4,438	$302	$4,740
Derivative discounts	(3,071)	—	(3,071)
	1,367	302	1,669

Original issue discounts and loan fee discounts	(467)	—	(467)
	$900	$302	$1,202

$4 Million Convertible Debt Financing

On November 25, 2014 the Company closed a financing transaction by entering into a Securities Purchase Agreement dated November 25, 2014 (the “SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate subscription amount of $4,000,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Notes”) to the Purchaser. The Purchase Price will be paid in eight equal monthly payments of $500,000. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24 th of the principal and accrued interest, made in cash or common stock at the option of the Company, subject to certain conditions contained in the Securities Purchase Agreement. The Company also reimbursed the Purchaser $25,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $25,000 from the first tranche. The use of proceeds from this financing are intended for the completion of the breadboard prototype of the Company’s Firefly Dx cartridge, restructuring of the Company’s existing convertible debt, and general working capital.

The total principal amount of the Notes are issued with a 4% original issue discount whereby the principal amount of the Note is $4,000,000 but the actual purchase price of the note is $3,840,000. Each Note accrues interest at a rate equal to 12% per annum and with maturity dates, depending on the date funded, between June 26, 2016 and December 29, 2016. The Notes are convertible any time after the issuance date of the Notes. The Purchasers has the right to convert the Notes into shares of the Company’s common stock at a conversion price equal to 95% of the daily VWAP on the trading day immediately prior to the closing of each tranche. Additionally, under certain conditions defined in the Note, the Note would be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. The Note can be prepaid at any time upon five days’ notice to the Holder by paying an amount in cash equal to the outstanding principal and interest and a 120% premium.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

Through June 30, 2015, the Company has received all eight tranches under the SPA of the Note ($500,000 in 2014 and $3,650,000 in 2015 which includes an additional $150,000 added to one of the agreed $500,000 monthly fundings as requested by the Company), with maturity dates, depending on the date funded, between June 26, 2016 and December 29, 2016, pursuant to a convertible note. Under the agreement the Company received $3,540,600, which was net of the $443,400 Purchaser’s expenses and legal fees and $166,000 which represents the 4% original issue discount. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company recorded a debt discount of $387,000 in 2014 and $3,153,600 during the six months ended June 30, 2015, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $27,000 in 2014 and $767,907 for the six months ended June 30, 2015. During the quarter ended June 30, 2015, $23,333 of the outstanding principal and interest on the notes was converted into 2,333,333 shares of common stock. As of June 30, 2015, the outstanding principal and interest on the note was $4,293,122. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $5,739,824 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance at June 30, 2015 was $5,258,995.

Other Convertible Debt Financing

On March 13, 2014, the Company borrowed two notes of $75,000, each from a separate lender with maturity dates of March 4, 2015. Under each agreement the Company received $65,750, which was net of legal and due diligence fees. The notes bear interest at 8% per annum and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with each note the Company also issued an additional note, of identical terms, each for $75,000. The additional note was paid for by the issuance of a note payable from the lenders to the Company. In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full.  The additional note payable has been netted with the related note receivable. In connection with the issuance of the notes, the Company computed a premium of $100,000 as the debt is considered a stock settled debt under ASC 480, all of which was amortized during the year ended December 31, 2014. As of March 31, 2015, the outstanding principal and interest was converted, into 16,386,485 shares of common stock. On May 5, 2014 one of the $75,000 notes receivable due to the company was paid, for which the Company received $65,750, net of fees. The Company computed a premium of $50,000 as the debt is considered a stock settled debt under ASC 480, all of which was amortized during the year ended December 31, 2014. As of March 31, 2015, the outstanding principal and interest was converted, into 4,117,795 shares of common stock. Concurrent with the repayment the Company and the lender entered into two new convertible notes, for $75,000 each, on identical terms to the March 4, 2014 convertible notes. Each of these two notes was paid for by the issuance of notes payable from the lenders to the Company, each for $75,000, on identical terms to the March 4, 2014 notes. These two new notes have been netted for presentation purposes. In connection with the payment of the note receivable to the Company, the Company recorded a premium of $50,000 for each of the additional notes that had been entered into on March 4, 2014, all of which was amortized during the year ended December 31, 2014. As of June 30, 2015, the outstanding principal and interest for both notes was converted, into 9,482,870 shares of common stock.

On June 18, 2014, the Company closed a financing agreement whereby the Company borrowed an aggregate principal amount of $165,000 with a 10% original note discount. The note has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of (i) a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion or (ii) $0.075. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The first tranche was funded on June 18, 2014 with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of June 17, 2016, pursuant to the convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest of the note was fully converted into 4,425,894 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The second tranche was funded on September 19, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of September 19, 2015, pursuant to a convertible note.  In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. During the quarter ended June 30, 2015, the outstanding principal and interest on the notes was fully converted into 6,980,938 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The third tranche was funded on December 22, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of December 22, 2015, pursuant to a convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $50,000 related to the derivative liability. The amortization expense related to that discount recorded for the six months ended June 30, 2015 was $24,295. As of June 30, 2015, the outstanding principal and interest on the notes was $57,863. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $62,118 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and was $38,378 at June 30, 2015.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

On July 3, 2014, the Company borrowed $115,000 with a maturity date of July 3, 2015, pursuant to a convertible note. Under the agreement the Company received $100,000, which was net of legal and due diligence fees. The Note has an interest rate of 8%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.06 per share or a 40% discount of the lowest closing bid prices in the 15 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $58,571 relating to derivative liability which was fully amortized as of March 31, 2015. As of March 31, 2015, the outstanding principal and interest on the note was fully converted into 8,248,677 shares of common stocks. In conjunction with the Note, the Company granted the lender a warrant for 1,000,000 common shares at a strike price of $0.08. The warrant has a life of three years and its relative fair value of $41,429 has been recorded as a debt discount and additional paid in capital as of June 30, 2015. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On July 7, 2014, the Company borrowed $53,000 with a maturity date of March 25, 2015, pursuant to a financing agreement. Under the agreement the Company received $50,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the 10 days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,885 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. During the quarter ended June 30, 2015, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $73,629 and recorded a loss on extinguishment of approximately $18,550.

On July 9, 2014 and August 21, 2014 the Company borrowed from a lender, notes each amounting to $110,000 which matures twelve months from the date of the respective notes, pursuant the agreement. Each debt was issued at a 10% original issue discount resulting in net total proceeds of $180,000, net of legal fees. The notes bear an interest rate of 10%, and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price during the 15 days prior to the election to conversion. The notes could have been accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a total premium of $146,666 as the notes were considered stock settled debt under ASC 480. On December 30, 2014, the Lender and Dominion Capital LLC entered into a purchase and assignment of these notes. Subsequent to the purchase and assignment, the note was amended by the Company and the Purchaser, using the form of note identical to the notes used in the $4 Million Financing Agreement. The Company issued a new note for $222,222 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $49,444 as compensation for Purchaser’s costs related to the purchase and assignment. This $49,444 was expensed as a loss on debt extinguishment. In connection with the issuance of the notes, the Company recorded a debt discount of $271,666 related to the embedded conversion option derivative liability which was fully amortized as of June 30, 2015. During the quarter ended June 30, 2015, $175,000 of the outstanding principal and interest on the notes was converted into 15,074,906 shares of common stock. As of June 30, 2015, the outstanding principal and interest was $65,610. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $289,701 was recorded when these notes were entered into. The derivative liability was re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance at June 30, 2015 was $41,255.

On July 17, 2014, the Company borrowed $115,000 with a maturity date of July 17, 2016, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $100,000, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.06 per share or a 40% discount of the lowest closing bid prices in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $100,000 related to the derivative liability which was fully was fully amortized as of June 30, 2015. On January 8, 2015, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $120,750. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $124,666 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon redemption of the note.

On August 19, 2014, the Company borrowed $66,000 with a maturity date of August 15, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $54,500, net of legal fees. The Note has an interest rate of 8%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.06 per share or a 60% of the average of the three lowest closing bid prices 15 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $54,500 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the note was fully converted into 5,000,000 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $71,548 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

On September 4, 2014, the Company borrowed $110,000 pursuant to a convertible note with an OID of $10,000 resulting in cash received of $100,000.The debt matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing bid prices in the 25 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $100,000 which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the notes was fully converted into 9,195,341 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $119,246 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On September 22, 2014, Company closed a Securities Purchase Agreement providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $100,000.The two notes bear interest at the rate of 8% per annum; are due and payable on September 15, 2015; and may be converted at the option of the lender into shares of Company common stock at a conversion price equal to a 40% discount of the lowest closing bid price calculated at the time of conversion. The two notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the two Notes in the event of such defaults. The first note in the amount of $50,000 was funded on September 22, 2014, with the Company receiving $45,000 of net proceeds, which was net of legal and due diligence fees. In connection with the issuance of the first note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480 which had been fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the first note was converted into 5,095,904 shares of common stock. The second note in the amount of $50,000 was initially paid for by the issuance of an offsetting $50,000 secured note issued by the lender to the Company. The second note was funded on April 24, 2015, with the Company receiving $45,000 of net proceeds, which was net of legal and due diligence fees. In connection with the issuance of the second note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480 which was fully amortized during the quarter ended June 30, 2015. During the quarter ended June 30, 2015, the outstanding principal and interest of the second note was fully converted into 5,210,553 shares of common stock.

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

On September 24, 2014, the Company borrowed $75,000 pursuant to the back-end note in conjunction with the March 13, 2014 financing agreement. The debt has an interest rate of 8% and the Company received proceeds of $67,750, net of fees, In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full. In connection with the issuance of the note, the Company computed a premium of $50,000 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense during the year ended December 31, 2014. As June 30, 2015, the outstanding principal and interest on the note had been converted fully converted into 4,955,411 shares of common stock.

On March 10, 2015, the Company issued a new note for $56,778 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.0153125) or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $24,772 as compensation for Purchaser’s costs related to the purchase and assignment. This $24,772 was expensed as a loss on debt extinguishment. In connection with the issuance of the note, the Company recorded a debt discount of $81,500 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded as of quarter ended June 30, 2015 was $60,440. During the quarter ended June 30, 2015, $54,750 of the outstanding principal and interest on the notes was converted into 3,560,976 shares of common stock. As of June 30, 2015, the outstanding principal and interest on the note was $30,070. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $96,915 was recorded when these notes were entered into. The derivative liability is re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note. The derivative liability balance at June 30, 2015 was $24,921.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

On October 6, 2014, the Company borrowed $53,000 with a maturity date of June 1, 2015, pursuant to a financing agreement. Under the agreement the Company received $50,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the 10 days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,885 as the note is considered stock settled debt under ASC 480. As of June 30, 2015, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $73,641. In addition, the remaining premium was accreted and charged to interest expense upon redemption of the convertible note

On October 8, 2014, the Company borrowed $100,000 with a maturity date of March 30, 2015, pursuant to a financing agreement. Under the agreement the Company received $85,500, which was net of legal fees of $7,000 and original issue discount of $7,500. The note bears interest at 10% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the 10 days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $66,667 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense as of June 30, 2015. During the quarter ended June 30, 2015, the outstanding principal and interest on the notes was fully converted into 7,590,186 shares of common stock.

On October 27, 2014, the Company borrowed $36,750 with a maturity date of October 21, 2015, pursuant to a financing agreement. Under the agreement the Company received $33,250, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion.  The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a premium of $24,500 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense as of June 30, 2015. During the quarter ended June 30, 2015, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $52,892. The Company recorded a loss on extinguishment of approximately $14,700.

On October 27, 2014, the Company borrowed $161,000 with a maturity date of October 27, 2015, pursuant to a financing agreement. Under the agreement the Company received $150,000, which was net of an original issue discount of $11,000. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the 10 days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with the Note, the Company granted the lender a warrant for 1,000,000 common shares at a strike price of $0.08. The warrant has a life of three years and its relative fair value of $33,404 has been recorded as a debt discount and additional paid in capital as of June 30, 2015. In connection with the issuance of the note, the Company computed a premium of $107,333 as the note is considered stock settled debt under ASC 480. On April 6, 2015, Dominion Capital LLC entered into a purchase and assignment of the note (see paragraph below), and the Company and Dominion amended the note, with the total amount of $166,681, with terms and conditions identical to Purchaser’s notes pursuant to the $4 Million Financing Agreement. Pursuant to the amendment the maturity date was extended to October 24, 2015. Additionally, on April 6, 2015 the Company and Purchaser entered into an $88,319 Senior Convertible, Redeemable Debenture of the Company, which was issued without proceeds as consideration for the Purchaser’s expenses in conjunction with the purchase and assignment with the Lender, including legal and transaction fees. This amount was recorded as a loss on debt extinguishment. As of June 30, 2015, the Company no longer has any outstanding debt owed to the Lender. The total recorded premium was accreted and charged to interest expense upon the assignment of the convertible note.

On April 6, 2015, the Company issued a new note for $166,681 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.0154) or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $88,319 as compensation for Purchaser’s costs related to the purchase and assignment. This $88,319 was expensed as a loss on debt extinguishment. In connection with the issuance of the notes, the Company recorded a debt discount of $255,000 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded as of quarter ended June 30, 2015 was $89,889. During the quarter ended June 30, 2015, $120,750 of the outstanding principal and interest on the notes was converted into 12,000,000 shares of common stock. As of June 30, 2015, the outstanding principal and interest on the note was $143,075. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $305,904 was recorded when these notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note. The derivative liability balance at June 30, 2015 was $180,152.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

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

In connection with the issuance of the Debenture and the Note, the Company recorded a debt discount of $522,061 related to the embedded conversion option derivative liability which has been fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the $631,993 Debenture was converted into 48,129,507 shares of common stock and the outstanding principal and interest on Note as of June 30, 2015 was $24,138. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $571,387 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note. The derivative liability balance at June 30, 2015 was $11,230.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full.  The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest.  As of June 30, 2015, the Company had repaid $397,061 of the H&K Note and the outstanding balance was $452,499 which is included in notes payable on the consolidated balance sheet.

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s chairman and chief executive officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any pay-down prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company. In December, 2012, the Company paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment.  In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Caragol agreed to terminate his security interest, effective January 16, 2013. As of June 30, 2015, the outstanding principal and interest on the Caragol Note was $57,488 which is included in notes payable on the consolidated balance sheet.

On April 27, 2015, the Company issued two separate convertible notes to consultants, each note in the principal amount of $62,500, pursuant to a consulting agreement. The notes bear interest at 8% per annum and are convertible at the lesser of $0.02 or a 75% discount to the three lowest closing bid price in the 10 trading days prior to conversion. In connection with the issuance of the notes, the Company recorded a debt discount of $125,000 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded as of quarter ended June 30, 2015 was $8,992. During the quarter ended June 30, 2015, of the outstanding principal and interest on the notes was $126,753. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $156,750 was recorded when these notes were entered into. The derivative liability is re-measured at each balance sheet date. The derivative liability balance at June 30, 2015 was $148,065.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities.  The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception dates and as of June 30, 2015 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	June 30, 2015
Volatility	188- 374%	224%
Expected Term	0.4 - 1.5 years	0.01- 1.5 years
Risk Free Interest Rate	0.12 - 2%	0.28%

The following reflects the initial fair value on the note inception dates and changes in fair value through June 30, 2015:

Embedded conversion option liability fair value as of December 31, 2014	$2,152
Note inception date fair value allocated to debt discount	3,615
Note inception date fair value allocated to other expense	1,898
Reclassification of derivative liability to equity upon debt conversion	(1,241)
Change in fair value during six months ended June 30, 2015	(721)
Embedded conversion option liability fair value as of June 30, 2015	$5,703

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives.  The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the BSM option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$5,703	$-	$-	$5,703

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

A summary of option activity under the Company’s stock incentive plans as of June 30, 2015, and changes during the six months ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2014	2,856	$1.26
Granted	1,840	$0.01
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2015	4,696	$0.78
Exercisable at June 30, 2015	4,006	$0.91

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

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

A summary of restricted stock outstanding under the Company’s stock incentive plans as of June 30, 2015 and changes during the six months then ended is presented below (in thousands):

Unvested at December 31, 2014	200
Issued	—
Vested	(100)
Forfeited	—
Unvested at June 30, 2015	100

Additionally, the Company has 3.2 million unvested restricted shares outstanding, not issued under stock incentive plans, which have been issued to employees, directors, and consultants. These restricted shares vest on January 1, 2016. As of June 30, 2015, 4.5 million warrants to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of June 30, 2015. These warrants were granted at exercise prices ranging from $0.06 to $0.75 per share, are fully vested and are exercisable for a period from five to seven years.

The Company issued 6.3 million shares, with a grant date fair value of $147,900, to consultants for services rendered during the six months ended June 30, 2015.

The Company recorded an expense related to stock options, restricted stock issued, and issuance of Series I Preferred to employees and advisors of approximately $0.2 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively and $1.2 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 the Company had $0.2 million of unamortized compensation related to stock option and restricted share grants. This compensation will be amortized as an operating expense over the remainder of 2015 and the quarter ended March 31, 2016.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

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

On December 31, 2013, the three independent directors were each granted 25 shares of Series I, as a component of their 2014 board compensation. On January 14, 2014 an additional 512 shares of Series I were issued to the Company’s CEO, President and Senior Vice President. Of these shares 381 were issued to the Company’s chief executive officer as follows: (i) 138 shares issued for 2013 incentive compensation, (ii) 143 shares were issued for his agreement to amend his employment contract and reduce his annual salary from the remainder of the term of the contract to $200,000, per annum, and (iii) 100 shares of Series I as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during prior years. All Series I shares granted vest on January 1, 2017. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates vesting. As such earlier in 2015, the Company recorded an expense, since vesting is at the holder’s option in the amount of $187,500, representing the fair value of the shares during the six months ended June 30, 2015.

On January 9, 2015, shares of Series I were issued as follows: (i) 50 shares of Series I were issued to each of three independent board members as a component of their 2015 compensation (150 shares total), and (ii) 475 shares of Series I were issued to the Company’s management as a component of their 2014 incentive compensation at a conversion price of $0.027, which was the closing bid price on January 9, 2015. The Company recorded a total expense of $812,500 at the time of issuance, for the Series I shares granted which will vest on January 1, 2017. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates vesting.

6. Income Taxes

The Company had an effective tax rate of nil for the three and six months ended June 30, 2015 and 2014. The Company incurred losses before taxes for the three and six months ended June 30, 2015 and 2014. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum, in 24 equal monthly payments beginning on June 1, 2012. To the extent that the Company and Stanley reach a successful resolution of the matter through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable. As of June 30, 2015 the Company had made payments to Stanley of $545,777.

On February 28, 2014 the Company received final notice from the CRA. The Company has determined that it will not further appeal the decision in the final notice. The Company and Stanley are in the process of submitting the tax forms necessary to effect the final adjustments. While the final accounting is being coordinated with CRA, the Company paid $140,000 to Stanley during the six months ended June 30, 2015. Based on management’s estimate the Company has a recorded tax contingency liability of $345,000 in the accompanying unaudited condensed consolidated financial statements as of June 30, 2015.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

7. Commitments and Contingencies

Lease Commitments

The Company leases certain office space under noncancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in October 18, 2018 and lab and office space in Pleasanton, California under a lease which expired in April 2015 and is currently in the process of being renewed. Rent expense under operating leases totaled approximately $45,000 and $61,000 for the six months ended June 30, 2015 and 2014, respectively.

Other Commitments

Pursuant to the GlucoChip Agreement (see Note 3), the Company also agreed to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. The Company funded VeriTeQ $60,000 in 2014 and $110,000 during the six months ended June 30, 2015, and VeriTeQ issued the Company convertible promissory notes in the aggregate principal amount of $170,000. The remaining support commitments for 2015 and 2016, as of June 30, 2015, are up to an additional $230,000.

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

8.   Employment Contracts and Stock Compensation to Related Parties

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016.  The remaining $75,000 was paid through the issuance of Series I Preferred Stock (see below).  The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 0.5 million shares of restricted stock over a four-year period as follows: (i) 100,000 shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000  shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000  shares on January 1, 2015, which shall vest on January 1, 2016. Stock compensation expense related to the restricted share grants totaled approximately $68,000 and $67,000 for the six months ended June 30, 2015 and 2014, respectively. On January 14, 2014, Mr. Caragol’s agreement was further amended, lowering his salary to $200,000 per annum through the remaining term of the agreement in exchange for the issuance of 143 shares of Series I Preferred Stock.

On September 28, 2012, the employment of Bryan D. Happ, our chief financial officer terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, we and Mr. Happ entered into a Separation Agreement and General Release, or the Separation Agreement, on September 28, 2012. Pursuant to the Separation Agreement, Mr. Happ was due to receive payments totaling $404,423, or the Compensation, consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid with 200,000 shares of our restricted common stock (such shares not issued under a stockholder approved plan) and $304,423 was to be paid in cash. As of June 30, 2015, we have paid $201,680 of the cash balance to Mr. Happ and the remaining outstanding amount accrued as of June 30, 2015 was approximately $102,000.

9.   Agreements with The Boeing Company

On December 20, 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming Agreement (“Teaming Agreement”), and a Security Agreement (“Boeing Security Agreement”) with The Boeing Company (“Boeing”).

The Boeing License Agreement provides Boeing the exclusive license to manufacture and sell PositiveID’s M-BAND airborne bio-threat detector for the DHS’s BioWatch next generation opportunity, as well as other opportunities (government or commercial) that may arise in the North American market.  As consideration for entering into the Boeing License Agreement, Boeing agreed to pay a license fee of $2.5 million (the “Boeing License Fee”) to the Company in three installments, which were paid in full during 2012 and 2013. The $2.5 million license fee previously received has been recorded as deferred revenue.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

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

10. Subsequent Events

Subsequent to June 30, 2015:

●	Convertible notes with principal and interest value of $367,352 have been converted into 31,086,144 shares of common stock.

●	The Company funded VeriTeQ $15,000 and VeriTeQ issued the Company a convertible promissory note, pursuant to the GlucoChip Agreement (additional information disclosed in Note 7), in the same amount.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Report on are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Report are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015 under “Item 1A. Risk Factors” and elsewhere and include:

●	our ability to predict the extent of future losses or when we will become profitable;

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our ability to fund our operations and continued development of our products, including M-BAND and Firefly Dx;

●	our ability to target the bio-threat detection and real-time PCR markets;

●	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities;

●	our ability to obtain patents on our products, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	our ability to be awarded government contracts;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to pay obligations when due which may result in an event of default under our financing arrangements;

●	our ability to successfully identify strategic partners or acquirers for the breath glucose detection system;

●	our ability to receive royalties under the Asset Purchase Agreement with VeriTeQ; and

●	our ability to recover or monetize the convertible notes receivable and warrant with VeriTeQ.

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

Since the inception of the Company’s wholly owned subsidiary, and including periods prior to acquisition of MFS, the Company has received over $50 million in government grants and contract work for the U.S. Department of Defense (“DoD”), DHS, the Federal Bureau of Investigation, the National Aeronautics and Space Administration, the Defense Advanced Research Projects Agency and industrial clients.  We hold a substantial portfolio of 18 patents/patents pending primarily for the automation of biological detection using real-time analysis for the rapid, reliable and specific identification of pathogens.

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

Subsequent to acquiring MFS in 2011, the Company has: (1) sold substantially all of its non-core assets; (2) drastically reduced its general and administrative costs and cash burn; (3) entered into a license agreement and teaming agreement with Boeing for its M-BAND system in the fourth quarter of 2012; (4) entered into exclusive licenses for its iglucose and GlucoChip technologies.  The Company will continue to either seek strategic partners or acquirers for its glucose breath detection technology. Further, the Company will continue to seek additional products and/or companies to acquire that fit with its strategic direction.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

We reported $51,000 and $420,000 revenue from continuing operations for the three months ended June 30, 2015 and 2014. On March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the DoD. Pursuant to the agreement, work commenced in April 2014 and was completed in early 2015. In July 2014 the Company received an additional purchase order to increase the scope and value of the agreement. The terms of this fixed price agreement include a total value of $1,008,000 to PositiveID, paid in monthly installments between April and October, 2014, with the work completed in early 2015. In October 2014 the Company also entered into a contract related to the DHS SenseNet program. The Phase I contract was completed during the first half of 2015 and is worth $113,400 to the Company.

The Company continues to pursue additional contracts in advance of the completion of the Firefly Dx development and commercial launch.

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

Direct Labor

Direct labor consists of compensation expense for employees and consultants working directly on the Company’s revenue producing agreements. Direct labor was $46,000 and $94,000 for three months ended June 30, 2015 and 2014, respectively, related to the contracts discussed above, on which work began in April 2014.

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

Selling, general and administrative expense increased by $323,000, or 40%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily the result of an increase in Company marketing expenses. Management expects these marketing costs to decrease in the second half of 2015.

Research and Development

Our research and development expense consists primarily of labor (both internal and contract) and materials costs associated with various development projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our development partners and acquisition of in process research and development.  We seek to structure our research and development on a project basis to allow the management of costs and results on a discrete short term project basis.  This may result in quarterly expenses that rise and fall depending on the underlying project status.  We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time.

Research and development expense increased by approximately $179,000, or 279%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily attributable to the increase in labor, and engineering costs related to the development of Firefly Dx product.

Interest and Other Expense (net)

Interest expense (net) increased by approximately $0.6 million or 124%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes, the three months ended June 30, 2015. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the three months ended June 30, 2015 and 2014 was $nil and $84,000, respectively. This amount in is a non-cash charge.  The decrease is primarily the result of conversion all Series F preferred outstanding during 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

We reported $182,000 and $420,000 revenue from continuing operations for the six months ended June 30, 2015 and 2014. On March 28, 2014 the Company entered into an agreement, in the form of a purchase order, from UTAS to support a contract for the DoD. Pursuant to the agreement, work commenced in April 2014 and was completed in early 2015. In July 2014 the Company received an additional purchase order to increase the scope and value of the agreement. The terms of this fixed price agreement include a total value of $1,008,000 to PositiveID, paid in monthly installments between April and October, 2014 with the work completed in early 2015. In October 2014 the Company also entered into a contract related to the DHS SenseNet program. The Phase I contract was completed during the first half of 2015 and is worth $113,400 to the Company.

The Company continues to pursue additional contracts in advance of the completion of the Firefly Dx development and commercial launch.

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

Direct Labor

Direct labor consists of compensation expense for employees and consultants working directly on the Company’s revenue producing agreements. Direct labor was $148,000 and $94,000 for six months ended June 30, 2015 and 2014, respectively, related to the contracts discussed above, on which work began in April 2014.

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

Selling, general and administrative expense increased by $151,000, or 5%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This increase was primarily the result of an overall increase in Company marketing expenses. Management expects these marketing costs to decrease in the second half of 2015.

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

Research and development expense increased by approximately $453,000, or 526%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily attributable to the increase in labor, and engineering costs related to the development of Firefly Dx product.

Interest and Other Expense (net)

Interest expense (net) increased by approximately $1.5 million or 172%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes, the six months ended June 30, 2015. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the six months ended June 30, 2015 and 2014 was $nil and $480,000, respectively. This amount in is a non-cash charge.  The decrease is primarily the result of conversion all Series F preferred outstanding during 2014.

Liquidity and Capital Resources

As of June 30, 2015, cash and cash equivalents totaled $672,000 compared to cash and cash equivalents of $145,000 at December 31, 2014.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $2.3 million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively, primarily to fund operating losses. This increase in cash used in operating activities was primarily the result of efforts to reduce current liabilities and an increase in operating costs related to the development of Firefly Dx product and Company marketing.

Cash Flows from Investing Activities

Net cash provided by investing activities totaled approximately $0.2 million and nil during the six months ended June 30, 2015 and 2014, respectively. These cash proceeds primarily resulted from the net cash inflows from the sales of the Company’s warrant position in VeriTeQ.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $2.7 million and $1.0 million during the six months ended June 30, 2015 and 2014, respectively, primarily related to proceeds from the issuance of convertible notes and debentures.

Financial Condition

As of June 30, 2015, we had a working capital deficiency of approximately $10.1 million and an accumulated deficit of approximately $139.6 million, compared to a working capital deficit of approximately $8.1 million and an accumulated deficit of approximately $132.8 million as of December 31, 2014. The decrease in working capital was primarily due to operating losses for the period, offset by cash received from capital raised through convertible debt financings

We have incurred operating losses since our inception. The current operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our projects and products.  We expect our operating losses to continue through at least the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets.

On November 25, 2014 the Company closed a financing transaction by entering into a Securities Purchase Agreement with an accredited investor for an aggregate subscription amount of $4,000,000 (the “Purchase Price”). Pursuant to the Securities Purchase Agreement, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Note (collectively, the “Notes”) to the Purchaser. The Purchase Price will be paid in eight equal monthly payments of $500,000. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, subject to certain conditions contained in the Securities Purchase Agreement. The Company also reimbursed the Purchaser $25,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $25,000 from the first tranche. The use of proceeds from this financing are intended for the completion of the breadboard prototype of the Company’s Firefly Dx cartridge, restructuring of the Company’s existing convertible debt, and general working capital. Through June 30, 2015, the Company has received all eight tranches under the SPA of the Note, with a maturity dates between June 26, 2016 and December 29, 2016, pursuant to a convertible note. Under the agreement the Company received $3,540,600, which was net of Purchaser’s expenses and legal fees and a 4% original issue discount. During 2015 and 2016, we will need to raise additional capital, including capital not currently available under our existing financing agreements in order to execute our business plan.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2015. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2015 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

This Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 30, 2015 under “Item 1A. Risk Factors” and elsewhere. There have been no material changes to such risk factors during the six months ended June 30, 2015.

Item 2. Unregistered Sale of Equity Securities.

During the three months ended June 30, 2015, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	On April 4, 2015, we issued 900,000 shares of our common stock to a consultant pursuant to a consulting agreement.

2.	On April 6, 2015, we issued 3,560,976 shares of our common stock to a lender in connection with the conversion of a promissory note.

3.	On April 7, 2015, we issued 2,886,002 shares of our common stock to a lender in connection with the conversion of a promissory note.

4.	On April 9, 2015, we issued 4,704,184 shares of our common stock to a lender in connection with the conversion of a promissory note.

5.	On April 9, 2015, we issued 3,333,333 shares of our common stock to a lender in connection with the conversion of a promissory note.

6.	On April 14, 2015, we issued 675,894 shares of our common stock to a lender in connection with the conversion of a promissory note.

7.	On April 22, 2015, we issued 1,000,000 shares of our common stock to a lender in connection with the conversion of a promissory note.

8.	On April 23, 2015, we issued 991,179 shares of our common stock to a lender in connection with the conversion of a promissory note.

9.	On April 27, 2015, we issued 6,741,573 shares of our common stock to a lender in connection with the conversion of a promissory note.

10.	On May 6, 2015, we issued 800,000 shares of our common stock to a consultant pursuant to a consulting agreement.

11.	On May 13, 2015, we issued 1,293,389 shares of our common stock to a lender in connection with the conversion of a promissory note

12.	On May 13, 2015, we issued 1,000,000 shares of our common stock to a lender in connection with the conversion of a promissory note.

13.	On May 26, 2015, we issued 5,000,000 shares of our common stock to a lender in connection with the conversion of a promissory note.

14.	On June 1, 2015, we issued 1,127,386 shares of our common stock a lender in connection with the conversion of a promissory note.

15.	On June 5, 2015, we issued 4,722,200 shares of our common stock to a lender in connection with the conversion of a promissory note.

16.	On June 9, 2015, we issued 1,250,000 shares of our common stock to a lender in connection with the conversion of a promissory note.

17.	On June 15, 2015, we issued 1,322,877 shares of our common stock to a lender in connection with the conversion of a promissory note.

18.	On June 16, 2015, we issued 2,333,333 shares of our common stock to a lender in connection with the conversion of a promissory note.

19.	On June 16, 2015, we issued 1,875,000 shares of our common stock to a lender in connection with the conversion of a promissory note.

20.	On June 17, 2015, we issued 12,000,000 shares of our common stock to a lender in connection with the conversion of a promissory note.

21.	On June 18, 2015, we issued 100,000 shares of our common stock to a consultant pursuant to a consulting agreement.

22.	On June 18, 2015, we issued 3,365,219 shares of our common stock to a lender in connection with the conversion of a promissory note.

23.	On June 19, 2015, we issued 10,434,783 shares of our common stock to a lender in connection with the conversion of a promissory note.

24.	On June 22, 2015, we issued 5,210,553 shares of our common stock to a lender in connection with the conversion of a promissory note.

25.	On June 24, 2015, we issued 1,855,938 shares of our common stock to a lender in connection with the conversion of a promissory note.

26.	On June 26, 2015, we issued 3,975,309 shares of our common stock to a lender in connection with the conversion of a promissory note.

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

POSITIVEID CORPORATION (Registrant)

Date: August 13, 2015	By:	/s/ William J. Caragol
William J. Caragol
Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
3.1	Sixth Certificate of Amendment of Second Amended and Restated Certificate of Incorporation, as Previously Amended, of PositiveID Corporation (incorporated by reference to Exhibit 3.1 of the Form 8-K previously filed by PositiveID Corporation on May 1, 2015)
10.1

Convertible Note Agreement, dated May 11, 2015, between PositiveID Corporation and Regal Consulting (incorporated by reference to Exhibit 10.1 of the Form 10-Q previously filed by PositiveID Corporation on May 15, 2015)

10.2	Convertible Note Agreement, dated May 11, 2015, between PositiveID Corporation and Circadian Group (incorporated by reference to Exhibit 10.2 of the Form 10-Q previously filed by PositiveID Corporation on May 15, 2015)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

