Form 10-K/A
period 2014-12-31
POSITIVEID Corp
filed 2015-12-31
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On March 30, 2015, PositiveID Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original 2014 10-K”) with the Securities and Exchange Commission (the “SEC”). The Report of Independent Registered Public Accounting Firm on page F-2 of the Original 2014 10-K included a typographical error when it stated the net loss of the Company was $8,606,000. It should have stated the net loss of the Company was $7,191,000.

This Amendment No. 1 is being filed solely for the purpose of correcting that typographical error. For convenience, the entire audited financial statements are being included in this Amendment No. 1.

In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this Amendment No. 1.

Except for the items noted above, no other information included in the Original 2014 10-K is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original 2014 10-K and we have not updated or modified the disclosures contained in the Original 2014 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 2014 10-K, including any amendment to those filings.

1

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements, including supplementary data and the accompanying report of independent registered public accounting firm filed as part of this Annual Report on Form 10-K/A, are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page F-1.

2

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POSITIVEID CORPORATION

Date: December 31, 2015	By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Caragol	Chief Executive Officer, Chairman	December 31, 2015
William J. Caragol	of the Board and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey S. Cobb	Director	December 31, 2015
Jeffrey S. Cobb

/s/ Michael E. Krawitz	Director	December 31, 2015
Michael E. Krawitz

/s/ Ned L. Siegel	Director	December 31, 2015
Ned L. Siegel

4

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

 The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss, and used cash for operating activities of approximately $7,191,000 and $2,569,000 respectively, in 2014. At December 31, 2014, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of approximately $8,076,000, $8,446,000 and $132,757,000 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

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

EXHIBIT INDEX

Exhibit No.	Description

31.1**	Certification by William J. Caragol, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

**	Filed herewith

(1)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on March 30, 2015.