Form 10-K
period 2015-12-31
POSITIVEID Corp
filed 2016-04-12
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board on June 30, 2015 was $14,050,887. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

At April 6, 2016, 498,984,053 shares of our common stock were outstanding.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	the expectation that operating losses will continue for the near future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

●	that we seek to structure our research and development on a project basis to allow management of costs and results on a discrete short term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow us to minimize our firm fixed commitments at any given point in time;

●	that we intend to continue to explore strategic opportunities, including potential acquisition opportunities of businesses that are complementary to ours;

●	that we do not anticipate declaring any cash dividends on our common stock;

●	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and working capital requirements;

●	that our current cash resources, our expected access to capital under existing financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future;

●	that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing;

●	that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

●	that the medical application of our Firefly Dx product will require FDA clearance or CLIA waiver;

●	that Firefly Dx would enable accurate diagnostics leading to more rapid and effective treatment than what is currently available with existing systems;

●	that the combination of PositiveID’s expert bio-detection technologies with ENG’s advanced mobile labs is expected to offer customers a next generation, best of breed solution in the mobile laboratory space;

●	that our M-BAND product is well positioned to compete for the next generation BioWatch system;

●	that M-BAND was developed in accordance with DHS guidelines;

●	that our Caregiver thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact.

●	that ENG’s MobiLab™ Systems have become the primary choice of mobile labs for scientific and environmental agencies and organizations throughout the country because of their productivity in the field;

●	that we will receive royalties related to our license of the iglucose ™ technology to Smart Glucose Meter Corp (“SGMC”) for up to $2 million based on potential future revenues of glucose test strips sold by SGMC.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report are discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and include:

●	our ability to predict the extent of future losses or when we will become profitable;

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our ability to fund our operations and continued development of our products, including M-BAND and Firefly Dx;

●	our ability to target the bio-threat detection, real-time PCR, professional healthcare and specialty technology vehicle markets;

●	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities;

●	our ability to obtain patents on our products, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	our ability to be awarded government contracts;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to pay obligations when due which may result in an event of default under our financing arrangements;

●	our ability to successfully identify strategic partners or acquirers for the breath glucose detection system;

●	our ability to complete the acquisition of the capital stock of Thermomedics

●	our ability to successfully integrate our recent acquisitions of Thermomedics and ENG;

●	our ability to recover or monetize the convertible notes receivable and warrant with VeriTeQ;

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

PART I

Item 1. Business

The Company

 PositiveID Corporation, including its wholly-owned subsidiaries Microfluidic Systems (“MFS”), and E-N-G Mobile Systems, Inc. (“ENG”), and Thermomedics, Inc. (“Thermomedics”), which the Company contractually controls (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing; markets the Caregiver® non-contact clinical thermometer; and manufactures specialty technology vehicles. The Company’s fully automated pathogen detection systems and assays are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry to detect biological weapons of mass destruction. The Company is developing Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications. The Company’s Caregiver® thermometer is an FDA-cleared infrared thermometer for the professional healthcare market. The Company also manufactures specialty technology vehicles focused primarily on mobile laboratory and communications applications.

PositiveID, formerly known as VeriChip Corporation, was formed as a Delaware corporation by Digital Angel Corporation in November 2001. In January 2002, we began our efforts to create a market for radio frequency identification, or RFID, systems that utilize our human implantable microchip. During the first half of 2005 we acquired two businesses focused on providing RFID systems for healthcare applications. Those businesses (EXi Wireless and Instantel) were merged in 2007 to form Xmark Corporation, or Xmark, which was a wholly-owned subsidiary of ours.

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

On May 23, 2011, we entered into a Stock Purchase Agreement to acquire MFS, pursuant to which MFS became a wholly-owned subsidiary. Since 2012, MFS has been doing business as PositiveID. The Company specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.

On October 21, 2015, we entered into an agreement to acquire all of the outstanding capital stock of Thermomedics, Inc., a Nevada corporation (“Thermomedics”), pursuant to a Stock Purchase Agreement by and between PositiveID and Sanomedics Inc., a Delaware corporation (“Sanomedics”), the shareholder of Thermomedics (collectively the “Thermomedics Acquisition”). On December 4, 2015, we entered into a First Amendment to the Stock Purchase Agreement with the Sanomedics. PositiveID, Sanomedics and Thermomedics also entered into a Management Services and Control Agreement (the “Control Agreement”), dated December 4, 2015, whereby PositiveID was appointed the manager of Thermomedics. On March 4, 2016, PositiveID, Sanomedics and Thermomedics entered into a letter agreement (the “March Agreement”), which included an amendment to the Control Agreement, an agreement to terminate intercompany indebtedness, and an agreement for the transfer of Thermomedics’ intellectual property. Under the terms of the March Agreement, PositiveID, Sanomedics and Thermomedics agreed to extend the closing date for the Stock Purchase Agreement to March 31, 2016. As a result of the Company assuming control of Thermomedics on December 4, 2015, the Company determined, pursuant to ASC 805-10-25-6, that December 4, 2015 was the acquisition date of Thermomedics for accounting purposes and began consolidating the balance sheet and results of operations of Thermomedics as of that date. The Company expects that this transaction will close in the second quarter of 2016.

On December 22, 2015, we entered into a Stock Purchase Agreement to acquire ENG, pursuant to which ENG became a wholly-owned subsidiary. ENG manufactures specialty technology vehicles focused primarily on mobile labs, command and communications centers, and cellular applications. The acquisition of ENG closed on December 24, 2015.

On April 8, 2016, our Board of Directors approved an amendment to the Amended and Restated By-Laws of the Corporation (the “By-Laws”), to allow for action by written consent of stockholders in lieu of an annual or special meeting if the consent is signed by the holders of outstanding shares having at least the minimum number of votes necessary to authorize or take that action. The foregoing summary of the By-Laws is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, filed as Exhibit 3.1 to this Annual Report on Form 10-K and incorporated by reference herein.

Beginning with the acquisition of MFS in 2011, the Company began a process to focus its operations on diagnostics and detection. Since that acquisition, the Company has either sold or exclusively licensed all of its legacy businesses, including its VeriChip assets, its iglucose technology, the GlucoChip technology, and its patent related to a glucose breath detection system. See “Our Business” under Part I of this Form 10-K for more information and description of the Company’s current business.

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

Our Business

We are a life sciences and technology company focused primarily on the healthcare and homeland security markets. Within our detection and diagnostics business, we specialize in the development of microfluidic systems for the automated preparation of and performance of biological assays in order to detect biological threats at high-value locations and analyze biological samples at the point of need. Thermomedics markets the Caregiver non-contact thermometer to the professional healthcare market. Our ENG subsidiary manufactures specialty technology vehicles. PositiveID has a substantial portfolio of intellectual property related primarily to sample preparation and rapid medical testing applications, and the Caregiver non-contact thermometer.

Since its inception, including MFS prior to its acquisition, we have received over $50 million in U.S. government grants and contracts, primarily from the Department of Homeland Security (“DHS”). We have submitted, or are in the process of submitting, bids on various potential U.S. government contracts.

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

In December 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming, (the “Teaming Agreement”) and a Security Agreement (the “Boeing Security Agreement”), with The Boeing Company, or Boeing. The Boeing License Agreement provides Boeing the exclusive license to sell PositiveID’s M-BAND airborne bio-threat detector for the DHS BioWatch next generation opportunity, as well as other opportunities (government or commercial) that may arise in the North American market. As consideration for entry into the Boeing License Agreement, Boeing paid a license fee of $2.5 million to PositiveID in three installments, all of which has been paid. Under the Teaming Agreement, which has now expired, and subject to certain conditions, the Company retained the exclusive rights to serve as the reagent and assay supplier of M-BAND systems to Boeing. The Company also retained all rights to sell M-BAND units, reagents and assays in international markets. Pursuant to the Boeing Security Agreement, the Company granted Boeing a security interest in all of its assets, including the licensed products and intellectual property rights (as defined in the Boeing License Agreement), to secure the Company’s performance under the Boeing License Agreement.

Firefly Dx

Our Firefly Dx system is designed to deliver molecular diagnostic results from a sample in less than 30 minutes, which, we believe, would enable accurate diagnostics leading to more rapid and effective treatment than what is currently available with existing systems. The Firefly Dx breadboard prototype system has already demonstrated the ability to detect and identify common pathogens and diseases such as E. coli, Methicillin-resistant Staphylococcus Aureus, Methicillin-susceptible Staphylococcus Aureus, Clostridium difficile, influenza and others. Firefly Dx is designed to be a simple-to-use, point-of-care, real-time polymerase chain reaction (“PCR”) device, which is designed for use by medical personnel at the point-of-need; first response teams to detect biological agents associated with weapons of mass destruction; agricultural screening in domestic sectors and developing countries; and point-of-need monitoring of pathogenic outbreaks. We have demonstrated in our labs that the entire Firefly Dx prototype design functions as intended through the complete sample purification and detection process without the use of any third-party hardware. The next step in the development of Firefly Dx is to combine these processes and breadboards into single units and demonstrate the capability to run a test from putting the raw sample in the cartridge through sample preparation, PCR and real-time detection as a single system. We are currently seeking a government contract or other partner to help us fund the remaining development and the build of the smaller, field-able prototype for testing by third parties to prepare for commercialization.

Caregiver

Caregiver is an FDA-cleared for clinical use, infrared thermometer that measures forehead temperature in adults, children and infants, without contact. Caregiver is the world’s first clinically validated, non-contact thermometer for the healthcare providers market, which includes hospitals, physicians’ offices, medical clinics, nursing homes and other long-term care institutions, and acute care hospitals. Our Caregiver thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact. It therefore saves medical facilities the cost of probe covers ($0.05 to $0.10 per temperature reading), storage space and disposal costs.

ENG Mobile Systems

Our ENG subsidiary is a leader in the specialty technology vehicle market, with a focus on mobile laboratories, command and communications applications, and mobile cellular systems. ENG has built mobile laboratories specifically designed for chemical and biological detection, monitoring and analysis than any other specialty vehicle manufacturer. The combination of PositiveID’s expert bio-detection technologies with ENG’s advanced mobile labs is expected to offer customers a next generation, best of breed solution in the mobile laboratory space. ENG also provides specialty vehicle manufacturing for TV news vans and trucks, emergency response trailers, mobile command centers, infrared inspection, and other special purpose vehicles. During the past 25 years, ENG has pioneered numerous engineering and design breakthroughs. ENG’s MobiLab™ Systems have become the primary choice of mobile labs for scientific and environmental agencies and organizations throughout the country because of their productivity in the field. ENG’s mobile cellular systems offer temporary cell sites to boost capacity, as well as the latest technology for testing site performance.

Legacy Products

Between 2011 and 2013, we entered into license or sale agreements to dispose of certain technologies concentrated in the area of diabetes management and patient identification. Those products and their status are as follows:

VeriChip

Through the end of 2011, our business also included the VeriMed system, which used an implantable, passive RFID microchip, (the “VeriChip”). On January 11, 2012, we contributed certain assets and liabilities related to the VeriChip business to our wholly-owned subsidiary, PositiveID Animal Health. On January 11, 2012, VeriTeQ Acquisition Corporation, or VeriTeQ, purchased all of the outstanding capital stock of PositiveID Animal Health in exchange for a secured promissory note in the amount of $200,000, (the “Note”), and 4 million shares of common stock of VeriTeQ. In connection with the sale, we entered into a license agreement with VeriTeQ, which granted VeriTeQ a license to utilize our bio-sensor implantable RFID device excluding for the GlucoChip or any product or application involving blood glucose detection or diabetes management. The Company also entered into a shared services agreement with VeriTeQ on January 11, 2012, (the “Shared Service Agreement”) pursuant to which the Company agreed to provide certain services to VeriTeQ in exchange for a monthly payment. Amendments were made to the Shared Service Agreement in 2012 reducing the level and dollar amount of shared services. On July 8, 2013, the Company entered into a Letter Agreement with VeriTeQ that defined the conditions of termination of the Shared Services Agreement, including payment of the approximate $274,000 owed from VeriTeQ to PositiveID, and to amend the Note, which has a current balance of $228,000, to include a conversion feature under which the Note may be repaid, at VeriTeQ’s option, in equity in lieu of cash.

Throughout the course of 2012 through 2014, the Company and VeriTeQ entered into a number of agreements for the intellectual property related to the Company’s embedded biosensor portfolio, which ultimately resulted in a GlucoChip and Settlement Agreement, entered into on October 20, 2014 (the “GlucoChip Agreement”), under which the final element of the Company’s implantable microchip business was transferred to VeriTeQ.

During October 2013 VeriTeQ arranged a financing with a group of buyers (the “Buyers”). In conjunction with that transaction the Buyers offered the Company a choice of either selling its interest in VeriTeQ, or alternatively, to lock up its shares for a period of one year. The Board concluded that it was in the best interest of Company to sell its interest in VeriTeQ to the Buyers after considering a number of factors. As a result, on November 8, 2013 the Company entered into a letter agreement (the “November Letter Agreement”) with VeriTeQ and on November 13, 2013, the Company entered into a Stock Purchase Agreement (“SPA”) with the Buyers. Pursuant to the SPA, the Company sold its interest in VeriTeQ including 871,754 shares and a convertible promissory note (which had a balance of $203,694 at the time of the transaction), which was convertible into 135,793 shares of VeriTeQ stock, for $750,000. Pursuant to the November Letter Agreement, VeriTeQ delivered to the Company a warrant to purchase 300,000 shares of VeriTeQ common stock at price of $2.84. The warrant has a term of five years and full pricing and quantity reset provisions.

On October 19, 2015, VeriTeQ received a default notice from its senior lender demanding repayment of approximately $2.1 million of indebtedness, secured by substantially all of VeriTeQ’s assets, which VeriTeQ was unable to repay. VeriTeQ also received a Notice of Disposition of Collateral advising the Company that the senior lender, acting as collateral agent, intended to sell the assets at auction, which it did on November 4, 2015. VeriTeQ has ceased its business operations related to implantable medical device identification. On November 25, 2015, VeriTeQ entered into a Stock Purchase Agreement with The Brace Shop, LLC, whereby VeriTeQ agreed to acquire all of the issued and outstanding membership interests of The Brace Shop. Based on information available to us, VeriTeQ’s acquisition of The Brace Shop has not yet closed.

iglucose

The iglucose system uses machine-to-machine technology to automatically communicate a diabetic’s glucose readings to the iglucose online database. iglucose is intended to provide next generation, real-time data to improve diabetes management and help ensure patient compliance, data accuracy and insurance reimbursement. In November 2011, we obtained Federal Drug Administration of the United States Government (“FDA”) clearance.

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

Based in information available to us SGMC has not yet begun commercial sales of iglucose.

GlucoChip

On October 20, 2014, the Company entered into the GlucoChip Agreement with VeriTeQ to transfer the final element of the Company’s implantable microchip business to VeriTeQ, to provide for a period of financial support to VeriTeQ to develop that technology, and to provide for settlement of amounts owed by VeriTeQ to the Company under a shared services agreement. As discussed above, in November 2015, VeriTeQ’s senior lender, acting as collateral agent, sold VeriTeQ’s assets at auction, and VeriTeQ has ceased its business operations related to implantable medical device identification. The GlucoChip Agreement also provided for the settlement of the amounts owed pursuant to the Shared Services Agreement entered into between the Company and VeriTeQ on January 11, 2012, as amended. The current outstanding amount of $222,115, pursuant to the Shared Services Agreement was settled by VeriTeQ issuing a Convertible Promissory Note to the Company (“Note I”). Note I bears interest at the rate of 10% per annum; is due and payable on October 20, 2016; and may be converted by the Company at any time after 190 days of the date of closing into shares of VeriTeQ common stock at a conversion price equal to a 40% discount of the average of the three lowest daily trading prices (as set forth in Note I) calculated at the time of conversion. Note I also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under Note I in the event of such defaults. Additionally, pursuant to the GlucoChip Agreement, VeriTeQ agreed to provide an initial common share reserve of 10,000,000 shares of common stock under its outstanding warrant with the Company. In addition, VeriTeQ has agreed to increase the reserved shares to cover twice the number of shares of common stock due if the warrant were exercised in full and maintain the number of reserved shares of common stock at that level.

Pursuant to the GlucoChip Agreement, the Company also agreed to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. In 2014, the Company funded VeriTeQ $60,000 and an additional $140,000 less $5,000 OID during 2015. VeriTeQ issued the Company a Convertible Promissory Note (“Note II”) in the total principal amount of $200,000 as of December 31, 2015. The terms of Note II are substantially the same as Note I. As VeriTeQ is in default of its agreements with the Company, there is no intention to provide any additional funding to VeriTeQ under the GlucoChip Agreement.

Breath Glucose Test

The breath glucose test is a patented, non-invasive glucose detection system that measures acetone levels in a patient’s exhaled breath. The association between acetone levels in the breath and glucose is well documented, but previous data on the acetone/glucose correlation has been insufficient for reliable statistics. The breath glucose test detection system combines a proprietary chemical mixture of sodium nitroprusside with breath exhalate, which is intended to create a new molecular compound that can be measured with its patent pending technology. We believe that the use of a heavy molecule to generate a chemical reaction that can be reliably measured may prove the close correlation between acetone concentrations found in a patient’s exhaled breath and glucose found in his or her blood. This could eliminate a patient’s need to prick his or her finger multiple times per day to get a blood sugar reading. In the first quarter of 2012, we commenced the first clinical trial of the breath glucose test, which was held at Schneider Children’s Medical Center of Israel, a preeminent research hospital. The study was put on hold pending a determination by the Company as to the potential changes in the study protocol. The purpose of the clinical study was to assess the feasibility of the breath glucose test compared to a standard invasive blood glucose meter and to assess the reliability of the breath glucose test in measuring blood glucose levels under conditions of altered blood glucose levels. The preliminary results of the first half of the study were inconclusive. In December 2015, the Company entered into an exclusive license with Sanomedics, Inc. related to the patent underlying the breath glucose test. This license includes development milestones related to the development and commercialization of the technology. Failure to meet such milestones would allow the Company to terminate the license. The Company does not have any expectation of earning royalties under this license in the near term.

Sales, Marketing and Distribution

Our sales, marketing and distribution plan for our healthcare products is to align with large medical distribution companies, and either manufacture the products to their specification or license the products and underlying technology to them. We have entered into various distribution agreements with several medical equipment suppliers to distribute our Caregiver thermometer. We will also sell the Caregiver thermometer under separate agreements with commissioned independent sales representatives and smaller distributors who have non-exclusive territorial agreements. ENG markets directly to customers through its internal sales force, website, referrals and channel partners.

We are subject to certain indemnification obligations in connection with our distribution agreements. We are usually required to procure and maintain product liability insurance of specified limits per occurrence and in the aggregate, naming the contracting party as an additional insured. Our distributors, resellers, and sales representatives typically agree not to sell competitive products during the term of their agreements with us.

Manufacturing: Distributor and Supplier Arrangements

We have historically outsourced the manufacturing of all the hardware components of our systems to third parties. As of December 31, 2015, we have not had material difficulties obtaining system components. We believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business. We plan to continue to outsource any manufacturing requirements of our current and under development products.

The technology and functionality of the Caregiver thermometer was co-designed by our new supplier in Taiwan, which, as discussed below, is the manufacturer and the assignor to us of the requisite U.S. governmental pre-marketing approvals. We designed the housing of our products, incorporating our extensive thermometry engineering and clinical expertise. We are in the process of designing and developing, with our supplier, all aspects, inducing technology, of our proposed second-generation products.

Under certain agreements, the Company may be subject to penalties if they are unable to supply products under its obligations. Since inception, the Company has never incurred any such penalties.

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

Government Regulation

Regulation by the FDA

The thermometers that we market are subject to regulation by numerous regulatory bodies, including the Food and Drug Administration (“FDA”) and comparable international regulatory agencies. These agencies require manufacturers of medical devices, such as our manufacturer, to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. In addition, the Quality Management System employed by our contract manufacturer must meet the FDA 21 CFR Part 820, and its manufacturing facility is subject to periodic FDA audit. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. Our products are subject to the lowest level of regulation and only require pre-marketing approval, as described below.

In the United States, permission to distribute a new device generally can be met in one of three ways. The process relevant to our products requires that a pre-market notification (“510(k) Submission”) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (“PMA”), i.e., the “predicate” device. An appropriate predicate device for a pre-market notification is one that (i) was legally marketed prior to May 28, 1976, (ii) was approved under a PMA but then subsequently reclassified from class III to class II or I, or (iii) has been found to be substantially equivalent and cleared for commercial distribution under a 510(k) Submission. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. (In some instances not relevant to our products, data from human clinical trials must also be submitted in support of a 510(k) Submission. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission that do not raise new questions of safety or effectiveness can generally be made without additional 510(k) Submissions. More significant changes, such as new designs or materials, may require a separate 510(k) with data to support that the modified device remains substantially equivalent. The FDA has recently begun to review its clearance process in an effort to make it more rigorous, which may require additional clinical data, time and effort for product clearance.

We have received a 510(k) pre-market approval from the FDA for our thermometers. This 510(k) will allow us to sell our second- generation thermometers without additional approvals. However, we may need to obtain recertification, depending on product changes this recertification may require a complete documentation package, an abbreviated documentation package or an internal documentation package, a determination to be made by guidance documents from the FDA and in concert with our regulatory consultants.

Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the United States to take advantage of differing regulatory requirements. If we market in foreign countries, such as the European countries, ISO 13485 is the internationally recognized standard for medical devices. Products must comply with ISO 13485 to receive the “CE” mark. We design our products to comply with the requirements of both the FDA and ISO 13485. We intend to conduct audits of our contract manufacturers to ensure compliance with these regulations. If an audit uncovers problems, there is a risk of disruption in product availability.

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

Health Care Reform

The Patient Protection and Affordable Care Act, or Affordable Care Act, will likely have a dramatic effect on health care financing and insurance coverage for Americans. A portion of the Affordable Care Act, referred to as the “Physician Sunshine Payment” provisions, requires applicable manufacturers and distributors of drugs, devices, biological, or medical supplies covered under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Department of Health and Human Services certain payments or other transfers of value to physicians and teaching hospitals. They also require applicable manufacturers and applicable group purchasing organizations to report certain information regarding the ownership or investment interests held by physicians or the immediate family members of physicians in such entities. Final regulations implementing the Physician Sunshine Payment provisions were issued on February 8, 2013 and are effective on April 9, 2013. The required data was required to be reported to the Centers for Medicare and Medicaid Services by March 31, 2014. Civil monetary penalties apply for failure to report payments, transfers of value, or physician ownership interests. In light of the scope of health care reform and the Affordable Care Act, and the uncertainties associated with how it will be implemented on the state and federal level, we cannot predict its impact on the PositiveID at this time.

Risk Management

The testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. In the normal course of business, product liability claims may be asserted against us in the future related to events unknown at the present time. We have obtained and maintain insurance with respect to product liability claims in amounts we believe are appropriate. However, product liability claims, product recalls, litigation in the future, regardless of outcome, could have a material adverse effect on our business. We believe that our risk management practices are reasonably adequate to protect against reasonable product liability losses. However, unanticipated catastrophic losses could have a material adverse impact on our financial position, results of operations and liquidity.

Competitive Conditions

We compete with many companies in the molecular diagnostics industry and the homeland defense and clinical markets. We believe that Luminex Corporation, Cepheid, Roche, BioMerieux, and Life Technologies Corporation will be competitors for our molecular diagnostics products. We believe Welch Allyn, which markets a line of oral, infrared, tympanic and axillary thermometers, is our main competitor in the clinical-use thermometry market. In our ENG business, we believe our competitors include GermFree Laboratories, Inc., LDV Inc., and North American Custom Specialty Vehicles, LLC.

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

Research and Development

The principal objectives of our research and development program are to develop high-value molecular diagnostic products such as M-BAND and Firefly Dx, as well as to improve the accuracy of our thermometer products so that we can complete development of and introduce our next-generation line of human thermometers to healthcare professionals and institutions. We focus our efforts on five main areas: 1) engineering efforts to extend the capabilities of our systems and to develop new systems; 2) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 3) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 4) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays; 5) developing hardware and software for all our new thermometer models, and further clinical studies for validation. Total research and development expense was $1,616,000 and $588,000 for the years ended December 31, 2015 and 2014, respectively.

Employees

As of April 6, 2016, we had 32 full-time employees, of whom 3 were in management; 6 were in finance and administration; 6 in sales, marketing and business development; 6 in research, development and engineering; and 11 in manufacturing. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

For the years ended December 31, 2015 and 2014, we experienced net losses of $11.4 million and $7.2 million, respectively and our accumulated deficit at December 31, 2015 was $144.2 million. Until our ENG, Caregiver, Firefly and M-BAND businesses and products are profitable on a combined basis, we do not anticipate generating significant operating profits. We have submitted, or are in the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

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

Our annual audited financial statements for the years ended December 31, 2015 and 2014 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products, and working capital requirements. If we cannot continue as a going concern, our stockholders may lose their entire investment.

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

Contracts and subcontracts with United States government agencies that we may be awarded will be subject to competition and will be awarded on the basis of technical merit, personnel qualifications, experience, and price. Our business, financial condition, and results of operations could be materially affected to the extent that U.S. government agencies believe our competitors offer a more attractive combination of the foregoing factors. In addition, government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting demand for our products. In particular, the, next generation BioWatch program is potentially a very large program, under which we intend to bid as a subcontractor to The Boeing Company. Our success in this process is an important factor in our ability to increase stockholder value.

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

We May Be unable to make or successfully integrate acquisitions.

Our business and growth strategies depend in large part on our ability to identify and acquire suitable companies. Delays or failures in acquiring new companies would materially and adversely affect our planned growth.

Strategic acquisitions, investments and alliances are intended to expand our ability to offer, high quality detection and diagnostic products and services. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to grow our business significantly or may record asset impairment charges in the future. The success of any acquisition, investment or alliance that we may undertake in the future will depend on a number of factors, including:

●	our ability to identify suitable opportunities for acquisition, investment or alliance, if at all;

●	our ability to finance any future acquisition, investment or alliance on terms acceptable to us, if at all;

●	whether we are able to establish an acquisition, investment or alliance on terms that are satisfactory to us, if at all;

●	the strength of the other company’s underlying technology and ability to execute;

●	intellectual property and pending litigation related to these technologies;

●	regulatory approvals and reimbursement levels, if any, of the acquired products, if any; and

●	our ability to successfully integrate acquired companies and businesses with our existing business, including the ability to adequately fund acquired in-process research and development projects.

Any potential future acquisitions we consummate will be dilutive, possibly substantially, to the equity ownership interests of our shareholders since we intend to pay for such acquisitions by issuing shares of our common stock, and also may be dilutive to our earnings per share, if any.

Our acquisition strategy may not have the desired result, and notwithstanding effecting numerous acquisitions, we still may be unable to achieve profitability or, if profitability should be achieved, to sustain it.

We will continue to incur the expenses of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act, which includes the filing with the SEC of periodic reports, proxy statements and other documents relating to our business, financial conditions and other matters, even though compliance with such reporting requirements is economically burdensome at this time.

Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that you do not consider to be in the best interests of our stockholders.

As of April 6, 2016, our current directors and executive officers beneficially owned, in the aggregate, approximately 81% of our outstanding voting securities, including 38.6% owned by our Chairman of the Board and Chief Executive Officer. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of the Board and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The Company’s officers, directors and management hold preferred shares that give them voting control of the Company.

From September 30, 2013 through April 6, 2016, the Company has issued 2,025 shares of Series I Preferred Stock to its officers, directors and management for management and director compensation and payment of deferred obligations. Each of the Series I preferred is convertible into the Company’s Common Stock, at stated value plus accrued dividends, at the closing bid price on the issuance date, any time at the option of the holder and by the Company in the event that the Company’s closing stock price exceeds 400% of the conversion price for twenty consecutive trading days. The Series I Preferred Stock has voting rights equivalent to twenty-five votes per common share equivalent.

The Series I preferred shares issued to all four current members of the Board and the three non-directors who are part of management are as follows:

Name	Position	Preferred Series I Issued	Common Shares Issuable Upon Conversion	Total Votes
William J. Caragol	Chairman and Chief Executive Officer	1,006	41,949,373	1,048,734,334
Michael E. Krawitz	Director	151	5,985,151	149,628,768
Jeffrey S. Cobb	Director	138	5,569,487	139,237,177
Ned L. Siegel	Director	114	4,802,108	120,052,702
Lyle Probst	President	415	18,019,206	450,480,139
Allison F. Tomek	SVP of Corporate Development	151	6,521,188	163,029,696
Kimothy Smith	Chief Technology Advisory	50	1,989,751	49,743,785
Total		2,025	84,836,264	2,120,906,602

As of April 6, 2016, our officers, directors and management now have an aggregate of 2,125,877,956 votes on any matter brought to a vote of the holders of our common stock, including an aggregate of 2,120,906,602 votes, or 81% of the total vote, through the ownership of Series I Preferred Stock, and 4,971,354 votes through the ownership of shares of our common stock. As a result, our officers, directors, and management have voting control over the 2,619,890,654 of the outstanding voting shares of the Company.

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

Industry and Business Risks Related to E-N-G Mobile Systems, Inc.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenues and operating results could vary significantly from quarter to quarter and year-to-year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

●	our ability to accurately forecast revenues and appropriately plan our expenses;

●	the impact of worldwide economic conditions, including the resulting effect on consumer spending;

●	our ability to maintain an adequate rate of growth;

●	our ability to effectively manage our growth;

●	our ability to attract new customers;

●	our ability to successfully enter new markets and manage our expansion;

●	the effects of increased competition in our business;

●	our ability to keep pace with changes in technology and our competitors;

●	our ability to successfully manage any future acquisitions of businesses, solutions or technologies;

●	the success of our marketing efforts;

●	interruptions in service and any related impact on our reputation;

●	the attraction and retention of qualified employees and key personnel;

●	our ability to protect our intellectual property;

●	costs associated with defending intellectual property infringement and other claims;

●	the effects of natural or man-made catastrophic events;

●	the effectiveness of our internal controls; and

●	changes in government regulation affecting our business.

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance, and any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operation.

We may face strong competition from larger, established companies.

We likely will face intense competition from other companies that provide the same or similar custom specialty vehicle manufacturing and other services that compete with acquired businesses, virtually all of whom can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, R&D facilities and manufacturing and marketing experience than we have. There can be no assurance that developments by our potential competitors will not render our existing and future products or services obsolete. In addition, we expect to face competition from new entrants into the custom specialty vehicle business. As the demand for products and services grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services. We may not have sufficient resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

Growth may place significant demands on our management and our infrastructure.

We plan for substantial growth in our business, and this growth would place significant demands on our management and our operational and financial infrastructure. If our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure to meet customer demand. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Continued growth could also strain our ability to maintain reliable service levels for our customers and meet their expected delivery schedules, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

Industry and Business Risks Related to Thermomedics, Inc.

Cost and quality issues might arise from our dependence on a third-party, sole source manufacturer.

We currently buy our products from one third-party, sole source supplier who produces our products in its plant in Taiwan. Although we have the right to engage other manufacturers, we have not done so. Accordingly, our reliance on this supplier involves certain risks, including:

●	The cost of our products might increase, for reasons such as inflation and increases in the price of the precious metals, if any, or other internal parts used to make them, which could cause our cost of goods to increase and reduce our gross margin and profitability if any; and

●	Poor quality could adversely affect the reliability and reputation of our products.

Any of these uncertainties also could adversely affect our business reputation and otherwise impair our profitability and ability to compete.

We may not be able to compete effectively.

Our competition includes Welch Allyn, Braun and Exergen, all of which market a line or lines of thermometers. Each competitor has national distribution and a longer operating history than we do; and these brands have greater brand name recognition and significantly greater financial, technical sales, marketing, distribution and research and development resources. We may be unable to compete successfully against this competition.

Our research and development may be unsuccessful; our next generation products may not be developed, or if developed may fail to win commercial acceptance.

Our business is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products or technologies, especially of thermometers for use by consumers on pet dogs may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. We should, subject to having adequate financial resources (which we currently do not possess), devote continued efforts and financial resources to develop or acquire scientifically advanced technologies, apply our technologies cost-effectively across our product lines and markets and, attract and retain skilled electrical engineering and other development personnel. If we fail to develop new products or enhance existing products, it would have a material adverse effect on our business, financial condition and results of operations.

In order to develop new products and improve current product offerings, we are focusing our research and development programs largely on the development of next-generation models intended for the professional health care markets, principally with greater accuracy than our current models. If we are unable to develop, launch these products as anticipated, and have them accepted commercially, our ability to expand our market position may be materially adversely impacted. Further, we are investigating opportunities to further expand our presence in, and diversify into, medical treatment technologies and other medical devices. Expanding our focus beyond our current business would be expensive and time-consuming. There can be no assurance that we will be able to do so on terms favorable to us, or that these opportunities will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies or our decision to reduce our investments my adversely impact the contribution of these technologies to our future growth.

Product shortages may arise if our contract manufacturer fails to comply with government regulations.

Medical device manufacturers are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Qualify System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require a manufacturer to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through period inspections by the FDA. Our manufacturer and supplier is International Standards Organization (“ISO”) certified, but if it were to fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition and results of operations.

Our medical devices may not meet government regulations.

Our products and development activities are subject to regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (“FDC Act”), and, if we should sell our products abroad, by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. The FDA is reviewing its clearance process in an effort to make it more rigorous, which may require additional clinical data, if any, time and effort for product clearance. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

●	Take a significant period of time;

●	Require the expenditure of substantial resources;

●	Involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance;

●	Require changes to products; and

●	Result in limitations on the indicated uses of products.

Countries around the world have adopted more stringent regulatory requirements that have added or are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical, if any, and regulatory costs of supporting those releases. Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence unforeseen problems following initial approval. There can be no assurance that we will receive the required clearances for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.

In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution. We also may initiate field actions as a result of our manufacturer’s failure to strictly comply with our internal quality policies. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval by the FDA, could have a material adverse effect on our business, financial condition and results of operations.

Our intellectual property may not be protectable.

The medical device market in which we primarily participate is largely technology driven. Consumers historical move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable. Furthermore, appellate courts can overturn lower court patent decisions.

We face intellectual property risks that may negatively affect our brand names, reputation, revenues, and potential profitability.

In our second-generation products we will be depending upon a variety of methods and techniques that we regard as proprietary trade secrets. We are also dependent upon a variety of trademarks and designs to promote brand name development and recognition, and we rely on a combination of trade secrets, patents, trademarks, and unfair competition and other intellectual property laws to protect our rights to such intellectual property. However, to the extent that our products violate the proprietary right of others we may be subject to damage awards or judgments prohibiting the use of our intellectual property. See Item 3, “Legal Proceedings,” for a description of a pending legal proceeding seeking to invalidate one of our design patents. In addition, our rights in our intellectual property, even if registered, may not be enforceable against any prior users of similar intellectual property. Furthermore, if we lose or fail to enforce any of our proprietary rights, our brand names, reputation, revenues and potential profitability may be negatively affected.

In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors may be parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only of individual cases, but also of a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceeding and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

Patents and other proprietary rights are and will continue to be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We rely upon trade secrets, know-how and continuing technological innovations to develop, maintain and strengthen our competitive position. We pursue a policy of generally seeking patent protection in the U.S. for patentable design or subject matter in our devices and attempt to review third-party patents and patent applications to the extent publicly available in order to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We own three U.S. design patents and have one U.S. utility patent application pending. We are not a party to any license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. No assurance can be made that any pending or future patent application will result in the issuance of patents, or that any future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors. In addition, we may have to take legal action in the future to protect our patents, if any, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming, and no assurances can be given that any lawsuit will be successful.

The invalidation of key patent or proprietary rights that we may own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial position and results in operations.

Our trademarks are valuable, and any inability to protect them could reduce the value of our products and brands.

Our trademarks, trade secrets, and other intellectual property rights are important assets for us. Our trademarks “Thermomedics,” “Babytemp,” “Temp4sure,” Tempmature,” “Elitemp”, “Caregiver”, and “TouchFree” are registered with the U.S. Patent and Trademark Office. Protecting these intellectual property rights could be costly and time consuming, and any unauthorized use of our intellectual property could make it more expensive for us to do business and which also could harm our operating results.

Product warranties and product liabilities could be costly.

We typically warrant the workmanship and materials used in the products we sell. Failure of the products to operate properly or to meet specifications may increase our costs by requiring replacement or monetary reimbursement to the end user. To the extent we are unable to make a corresponding warranty claim against the manufacturer of the defective product, we would bear the loss associated with such warranties. In the ordinary course of our business, we may be subject to product liability claims alleging that products we sold failed or had adverse effects. We maintain liability insurance at a level which we believe to be adequate. A successful claim in excess of the policy limits of the liability insurance could materially adversely affect our business. There can be no assurance, however, that recourse against a manufacturer would be successful, or that our manufacturer maintains adequate insurance or otherwise would be able to pay such liability.

Industry and Business Risks Related to Our Legacy Healthcare Businesses

The sale and license of our legacy healthcare products may not produce royalty streams.

In 2013, we licensed the assets related to our iglucose technology to Smart Glucose Meter and in 2015 we licensed our breath glucose detection system and its underlying patent, which was granted in 2014. Pursuant to these agreements, we are due royalties based on future product sales, if any. Should these businesses not generate significant revenues, we will not achieve royalty streams from these sales and licenses.

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

In connection with its acquisition of the VeriChip business, VeriTeQ agreed to indemnify us for any liabilities relating to the implantable microchip. Further, we are aware that VeriTeQ has sold the assets of the business to an unaffiliated third party who is using it as an identification device inside of a cosmetic implant, which does not involve direct in vivo use in people. If VeriTeQ or the buyer of the assets is unable to fulfill indemnity obligations, we could be responsible for payment of such liabilities, which could have a material adverse impact on our financial condition.

Risks Related to Our Common Stock

Future sales of our common stock may depress the market price of our common stock and cause stockholders to experience dilution.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including shares issuable on the conversion of convertible notes payable. We may seek additional capital through one or more additional equity or convertible debt transactions in 2016; however, such transactions will be subject to market conditions and there can be no assurance any such transaction will be completed.

Current stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock issued pursuant to convertible preferred stock and debt instruments.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 3,900,000,000 shares of capital stock consisting of 3,895,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board. As of April 6, 2016, there are 498,984,053 shares of our common stock, 2,025 of our Series I preferred stock and 125 of our Series J preferred stock outstanding. There are 65,896,288 shares of our common stock reserved for issuance pursuant to stock option agreements. We also have 13,490,000 shares of our common stock issuable upon the exercise of outstanding warrants. We also have convertible notes with approximate principal and accrued interest balances of $8,104,015 as of April 6, 2016. These notes and our Series I preferred stock are convertible into common stock in the future at prices determined at the time of conversion. The Series I, Series J and convertible notes would convert into shares of common stock, based on the closing bid price of $0.0123 on April 6, 2016, as follows:

	Principal/	Common Share Conversion
	Liquidation	At Current	At 25%	At 50%	At 75%
	Value	Market	Discount	Discount	Discount

Series I	$2,215,196	80,248,842	80,248,842	80,248,842	80,248,842	(1)
Series J	125,000	10,162,602	13,550,136	20,325,203	40,650,407	(2)
Convertible Notes	8,104,015	998,428,920	1,399,472,580	2,075,640,052	4,104,142,469	(3)
	$10,444,211	1,088,840,364	4,493,271,558	2,176,214,097	4,225,041,718

(1)	Represents liquidation value, including accrued dividends, on (i) 413 shares of Series I, converted at $0.036; (ii) 75 shares of Series I converted at $0.0250; (iii) 512 shares of Series I converted at $0.0245; (iv) 625 shares of Series I, converted at $0.027, which are fixed conversion prices; and (v) 400 shares if Series I, converted at $0.207
(2)	Represents liquidation value on 125 shares of Series J converted at the closing bid price of $0.0123 on April 6, 2016 at discounts of 25%, 50% and 75% from the closing price on April 6, 2016.
(3)	The convertible notes are convertible into common stock of the company at prices determined, in the future, at the time of conversion, at discounts of between 25% and 40% of the market price or at the lesser of a fixed amount or discount to market. This table includes common shares conversions at the closing bid price of $0.0123 on April 6, 2016, and at discounts of 25%, 50% and 75% from the closing bid price on April 6, 2016.

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

In July 2008 we declared, and in August 2008 we paid, a special cash dividend of $15.8 million on our capital stock. Any future determination with respect to the payment of dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board may deem relevant. In addition, our Certificates of Designation for shares of Series I and Series J Preferred Stock prohibit the payment of cash dividends on our common stock while any such shares of preferred stock are outstanding.

Our shares may be defined as “penny stock,” the rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Shares of our common stock may be defined as a “penny stock” under the Exchange Act, and rules of the SEC. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in this offering in the public markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 3,000 square feet of office space, under a lease that expires on October 18, 2018. Additionally, we have operations Pleasanton, California, where we lease approximately 6,250 square feet of lab and office space under a lease that expires on September 30, 2018. Additionally, we have operations in Concord, California, where we lease 12,000 square feet of office and plant space on a month-to-month basis.

Item 3. Legal Proceedings

The Company is a party to certain legal actions, as either plaintiff or defendant, arising in the ordinary course of business, with the exception of the Exergen litigation described below, none of which is expected to have a material adverse effect on its business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against the Company relating to it or to its intellectual property rights and intellectual property licenses could have a material adverse effect on the Company’s business, financial condition and operating results.

Exergen Litigation

On October 10, 2012, Sanomedics received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that Sanomedics infringed on certain patents relating to the Thermomedics non-contact thermometers. On May 21, 2013, Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against Sanomedics and Thermomedics, Inc. On September 3, 2013, Sanomedics filed its answer to Exergen’s complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sanomedics filed a partial dismissal that removes Sanomedics previous product, the Talking Non-Contact Thermometer, from the lawsuit. Exergen’s claims against the Caregiver TouchFree Thermometer are ongoing. On September 15, 2015, the United States District Court – District of Massachusetts, entered an order granting Sanomedics’ motion for judgment, ruling that that patents claims made by Exergen against Sanomedics were invalid. Exergen has advised the court that it intends to appeal that summary judgment order. The Company will continue to vigorously defend its rights to market and sell the Caregiver thermometer. Management believes the Company will be successful in its defense.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “PSID.” On April 6, 2016, the last reported bid price of our common stock was $0.0123 per share. The following table presents the high and low bid price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2015	High	Low
Quarter ended December 31, 2015	$0.04	$0.02
Quarter ended September 30, 2015	$0.05	$0.02
Quarter ended June 30, 2015	$0.05	$0.01
Quarter ended March 31, 2015	$0.03	$0.02

Fiscal Year Ended December 31, 2014	High	Low
Quarter ended December 31, 2014	$0.09	$0.03
Quarter ended September 30, 2014	$0.07	$0.03
Quarter ended June 30, 2014	$0.09	$0.05
Quarter ended March 31, 2014	$0.14	$0.02

Holders

According to the records of our transfer agent, as of April 6, 2016, there were approximately 77 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

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

1.	During the quarter ended December 31, 2015, we issued 54,381,084 shares of our common stock to a lender in connection with the conversion of promissory notes.

2.	On October 1, 2015, we issued 5,000,000 shares of our common stock to a consultant in connection with the consulting agreement.

3.	On November 1, 2015, we issued 900,000 shares of our common stock to a consultant in connection with the consulting agreement.

4.	On November 30, 2015, we issued 3,919,741 shares of our common stock to another lender in connection with the conversion of a promissory note.

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

Overview

PositiveID is a life sciences and technology company focused primarily on the healthcare and homeland security markets. Since its inception, and prior to acquisition, PositiveID, through its wholly-owned subsidiary, has received over $50 million in government grants and contract work for the Department of Defense, DHS, the Federal Bureau of Investigation, the National Aeronautics and Space Administration, the Defense Advanced Research Projects Agency and industrial clients. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction. PositiveID is also developing the Firefly Dx, an automated pathogen detection systems for rapid diagnostics, both for clinical and point of need applications. PositiveID has a substantial portfolio of intellectual property related primarily to sample preparation and rapid medical testing applications, and the Caregiver non-contact thermometer.

On December 4, 2015, the Company acquired Thermomedics, Inc. and its FDA-cleared Caregiver™ product. Caregiver is a clinical grade, infrared thermometer for measurement of forehead temperature in adults, children, and infants, without contact. It delivers an oral-equivalent temperature directly from the forehead in 1-2 seconds. Since there is no skin contact and Caregiver does not require probe cover supplies, it reduces the risk of cross-contamination, which is an increasing concern, and saves healthcare facilities the cost of covers.

On December 24, 2015, the Company acquired E-N-G Mobile Systems, Inc. (“ENG”), a leader in mobile labs, homeland security and communications vehicles. The largest and fastest growing aspect of ENG’s business over the last decade has been its mobile labs segment, which includes chemical, biological, nuclear, radiological and explosives testing in the field. ENG designs and builds these labs to customer specification in its facilities in Concord, California.

Results of Operations

Overview

The Company operates in a single market segment, detection and diagnostics.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue

Revenue increased 210% from $0.9 million to $2.9 million for the years ended December 31, 2015 and 2014. During 2014, the majority of the Company’s revenue was generated under a purchase order, from UTC Aerospace Systems (“UTAS”) to support a contract for the U.S. Department of Defense (“DoD”). Pursuant to the agreement, work commenced in April 2014 and was completed in early 2015. The terms of this fixed price agreement, as amended, included a total value of $1,008,000 to PositiveID.

In 2015, the Company has recognized the $2.5 million received in conjunction with the Boeing License Agreement as revenue. The license fee was received in 2013 and the Company had deferred recognition of the revenue until all revenue recognition criteria had been met. The Company continues to bid on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such contracts.

Cost of Revenue

Cost of revenue consist of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue producing products and agreements. Cost of revenue was $335,000 and $294,000 for years ended December 31, 2015 and 2014, respectively.

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

Selling, general and administrative expense increased by approximately $1.3 million, or 30%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily driven by overhead support of our increased research and development and Company marketing expenses

Research and Development

Our research and development expense consists primarily of labor (both internal and contract) and materials costs associated with various development projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our project partners. We seek to structure our research and development on a project basis to allow the management of costs and results on a discrete short-term project basis. This may result in quarterly expenses that rise and fall depending on the underlying project status. We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time.

Research and development expense increased by approximately $0.8 million or 141%, from $0.6M to $1.4 million, for the year ended December 31, 2014 compared to the year ended December 31, 2015. The increase was primarily attributable to the increase in third party costs to our development partners, direct labor, and other costs related to our Firefly Dx product.

Change in Contingent Earn-Out Liability and Change in Fair Value of Embedded Conversion Option Liability

The change in contingent earn-out liability decreased by $514,000 or 100%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The earn-out period was completed in 2014, the contingent earn-out liability has been reduced to nil. This is a non-cash income/expense item.

The change in fair value of embedded conversion option liability increased by approximately $2.2 million or 434%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily attributed to note inception date fair value charged to other expense and the change in the fair-value of the derivative liability in the year ended December 31, 2015. This is a non-cash income/expense item.

Interest Expense and Other Income (Expense) (net)

Interest expense increased by approximately $1.7 million or 58%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes, in the year ended December 31, 2015. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Other income, net, increased by approximately $0.4 million or 100%, for the year ended December 31, 2015compared to the year ended December 31, 2014. The increase was primarily attributed to the 2014 exercise of the VeriTeQ warrants and sale of VeriTeQ shares which had a book value of nil.

Beneficial Conversion Dividend on Preferred Stock

Beneficial conversion dividend on preferred stock for the years ended December 31, 2015 and 2014 was approximately nil and $0.9 million, respectively. This amount is a non-cash charge. The decrease is primarily the result of conversion of all outstanding Series F preferred stock during the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, cash and cash equivalents totaled approximately $173,000 compared to cash and cash equivalents of approximately $145,000 at December 31, 2014.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $4.5 million during the year ended December 31, 2015 and approximately $2.6 million during the year ended December 31, 2014, primarily to fund operating losses. This increase in cash used in operating activities was primarily the result of increased research and development expenses and increased marketing costs.

Cash Flows from Investing Activities

Cash flow used in investing activities totaled $0.6 million during the year ended December 31, 2015 and were not significant for the year ended December 31, 2014. The increase was primarily due to the acquisition of Thermomedics, Inc. and E-N-G Mobile Systems, Inc. in 2015, net of proceeds received in the sale of VeriTeQ shares.

Cash Flows from Financing Activities

Financing activities provided net cash of approximately $5.2 million and $2.6 million during the years ended December 31, 2015 and 2014, respectively, primarily related to proceeds from the issuance of convertible notes.

Financial Condition

As of December 31, 2015, we had a working capital deficiency of approximately $10.7 million and a stockholders’ deficit of approximately $11.8 million, compared to a working capital deficit of approximately $8.1 million and a stockholders’ deficit of approximately $8.4 million as of December 31, 2014. The increase in the working capital deficit was primarily due to operating losses for the period and capital raised through convertible debt financings.

We have incurred operating losses prior to and since the merger that created PositiveID. The current operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection and Caregiver products. We expect our operating losses to continue through 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In 2014 and 2015, we raised approximately $2.7 and $5.9 million, respectively from the issuance of convertible preferred stock and convertible debt.

During 2016, we will need to raise additional capital, including capital not currently available under our current financing agreements in order to execute our business plan.

The Company intends to continue to access capital to provide funds to meet its working capital requirements for the near-term future. In addition, and if necessary, the Company could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that the Company will be able to negotiate additional sources of equity or credit for its long term capital needs. The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows, and result in significant dilution to the Company’s existing stockholders. The Company’s consolidated financial statements do not include any adjustments relating to recoverability of assets and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

To date, the Company has generated revenue from three sources: (1) professional services (consulting & advisory), (2) technology licensing, and (3) product sales.

Specific revenue recognition criteria for each source of revenue is as follows:

(1)	Revenues for professional services, which are of short term duration, are recognized when services are provided,
(2)	Technology license revenue is recognized upon the completion of all terms of that license. Payments received in advance of completion of the license terms are recorded as deferred revenue.
(3)	Revenue from sales of the Company’s products is recorded when risk of loss have passed to the buyer and criteria for revenue recognition discussed above is met. Payments received in advance of delivery and revenue recognition are recorded as deferred revenue.

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

In assessing potential impairment of the intangible assets and goodwill as of December 31, 2015, we considered the likelihood of future cash flows attributable to such assets. We evaluated goodwill in accordance with the market capitalization method. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets or goodwill exists as of December 31, 2015.

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

We continue to fully recognize our tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. We have analyzed our filing positions in all of the foreign, federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, we have not recorded a tax liability and have no unrecognized tax benefits as of December 31, 2015 or 2014, other than a repayment of Canadian tax obligations advanced by Stanley.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2015. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2015 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and acting CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015, based upon the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our directors, their ages and business experience, as of April 6, 2016, are set forth below:

Name	Positions with the Company
William J. Caragol	Chairman, Chief Executive Officer, and Acting Chief Financial Officer
Jeffrey S. Cobb	Director
Michael E. Krawitz	Director
Ned L. Siegel	Director

William J. Caragol, 49, has served as our Chief Executive Officer since August 26, 2011 and as our Chairman of the Board of Directors since December 6, 2011 and previously served as our President from May 2007 until August 26, 2011, and Treasurer since December 2006. Since September 28, 2012, Mr. Caragol has also been our acting chief financial officer. Previously Mr. Caragol was the Chief Financial Officer of Millivision Technologies and was a Senior Manager with Deloitte & Touche LLP. Mr. Caragol serves on the Board of Trustees of Saint Andrews School. Mr. Caragol served as a member of the Board of Directors of Gulfstream International Group, Inc. during 2010 and on the Board of Directors of VeriTeQ Corporation until July 8, 2013. He is a member of the American Institute of Certified Public Accountants and graduated from the Washington & Lee University with a bachelor of science in Administration and Accounting. The Board of Directors nominated Mr. Caragol as a director because of his past experience as a senior executive of other companies in the technology industry and because he holds the position of chief executive officer.

Jeffrey S. Cobb, 54, has served as a member of our Board of Directors since March 2007. Since April 2004, Mr. Cobb is the chief operating officer of IT Resource Solutions.net, Inc. Mr. Cobb served as a member of the Board of Directors of Steel Vault from March 2004 through July 22, 2008. Mr. Cobb earned his bachelor of science in Marketing and Management from Jacksonville University. Mr. Cobb was nominated to the Board of Directors because of his management and business development experience in technology companies.

Michael E. Krawitz, 46, has served as a member of our Board of Directors since November 2008. He currently serves as Senior Vice President, General Counsel and Corporate Secretary of York Risk Services Group, Inc. and its affiliated entities. From January 2014 to June 2015, he served as Chief Legal and Financial Officer of VeriTeQ Corporation. From November 2010 to January 2014 he served as chief executive officer and general counsel of PEAR, LLC, a company that finances renewable energy and energy efficiency projects throughout the United States. From June 2010 until February 2011, he served as chief executive officer of Florida Sunshine Investments I, Inc. He previously served as the chief executive officer and president of Digital Angel Corporation from December 2006 to December 2007, executive vice president, general counsel and secretary from March 2003 until December 2006, and as a member of its Board of Directors from July 2007 until December 2007. Mr. Krawitz served as a member on the Board of Directors of Steel Vault from July 2008 until November 2009. Mr. Krawitz earned a bachelor of arts degree from Cornell University and a juris doctorate from Harvard Law School. Mr. Krawitz was nominated to the Board of Directors due to his past experience as a chief executive officer of Digital Angel, our former parent company, as well as his experience as an attorney.

Ned L. Siegel, 64, has served as a member of our Board of Directors since February 2011. Ambassador Siegel has had a long and distinguished career as a senior U.S. government official and businessman. He was appointed by then President George W. Bush as the U.S. Ambassador to the Commonwealth of the Bahamas from October 2007 to January 2009. He was also appointed by President Bush to serve under Ambassador John R. Bolton at the United Nations in New York, serving as the Senior Advisor to the U.S. Mission and as the U.S. representative to the 61st Session of the United Nations General Assembly. Prior to his ambassadorship, he was appointed to the Board of Directors of the Overseas Private Investment Corporation (OPIC). In addition to his public service, Ambassador Siegel has over 30 years of entrepreneurial successes. Presently, he serves as President of The Siegel Group, a multi-disciplined international business management advisory firm specializing in infrastructure, real estate, ports, energy, technology, financial and cyber security services. Ambassador Siegel also serves on the Board of Directors and Advisory Boards of other numerous public and private companies, and private equity groups. He graduated Phi Beta Kappa from the University of Connecticut in 1973 and received a Juris Doctorate from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina.

Executive Officers

Our executive officers, their ages and positions, as of April 6, 2016, are set forth below:

Name	Age	Position
William J. Caragol	49	Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer
Lyle L. Probst	45	President

A summary of the business experience of Mr. Caragol is set forth above.

Lyle L. Probst, 45, has served as our President since April 2014 and previously served as our vice president of operations and product development from May 2011 until April 2014. He has 15 years of management experience with large bio-detection programs and products, and joined PositiveID in 2011 at the time that PositiveID acquired Microfluidic Systems. Mr. Probst joined Microfluidic Systems in February 2007 and served as the director of project management until February 2010, and then served as the senior director of project management until April 2011. At Microfluidic Systems, Mr. Probst managed a series of programs such as the Department of Homeland Security Science & Technology BAND (Bioagent Autonomous Networked Detector) program. Before joining Microfluidic Systems, Mr. Probst directed bio-detection programs at Lawrence Livermore National Laboratory (“LLNL”) as a biomedical scientist project manager from February 2000 until February 2007. While he was at LLNL, he was instrumental in the development and deployment of BioWatch Generation 1, and was principal investigator/developer of the high-throughput BioWatch mobile laboratory and a subject matter expert within the Biodefense Knowledge Center. Mr. Probst was previously the Director of Capillary Electrophoresis and Director of Chemistries at the Joint Genome Institute. He holds a B.S. in Biology and an M.B.A in Executive Management.

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

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Code of Business Conduct and Ethics

Our Board has approved and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board has also approved and we have adopted a Code of Ethics for Senior Financial Officers or the Code for SFO, which applies to our chief executive officer and chief financial officer. The Code of Conduct and the Code for SFO are available upon written request to PositiveID Corporation, Attention: Secretary, 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. The audit committee of our Board is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2015 and 2014 by:

●	each person who served as our chief executive officer in 2015; and

●	each person who served as our chief financial officer in 2015; and

●	each person who served as our President in 2015.

We had no other executive officers during any part of 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

William J. Caragol	2015	200,000	(1)	345,000	(2)	—		—	—	55,812	(3)	600,812
Chairman, Chief Executive Officer and Acting Chief Financial Officer	2014	200,000	(1)	405,000	(4)	145,590	(5)	—	—	178,774	(6)	929,364

Lyle Probst	2015	200,000	(7)	237,500	(8)	—			—	—		437,500
President	2014	200,000	(7)	272,500	(9)	—		—	—	—		427,500

(1)	Represents the $200,000 salary pursuant to Mr. Caragol’s employment contract, as amended.
(2)	Represents the (i) grant date fair value of 150 Series I shares issued as a component of Mr. Caragol’s 2015 incentive compensation and $150,000 accrued incentive compensation for 2015. The Series I shares were issued on December 22, 2015 and will vest on January 1, 2018. The accrued incentive compensation will be paid in the future as working capital allows.
(3)	The amount shown includes (i) $25,000 for an expense allowance, and (ii) $30,812 for an automobile lease, insurance and gasoline expenses.
(4)	Represents the (i) grant date fair value of 500,000 shares of common stock, (ii) grant date fair value of 225 Series I shares issued as a component of Mr. Caragol’s 2014 incentive compensation and, (iii) $75,000 accrued incentive compensation for 2014. The Series I shares were issued on January 12, 2015 and will vest on January 1, 2018. The accrued incentive compensation was paid out during 2015.
(5)	Represents the aggregate grant date fair value, of 100,000 shares of our common stock and the grant date fair value of 143 Series I Preferred Shares granted to Mr. Caragol related to the reduction of his salary pursuant to his amended employment contract.
(6)	The amount shown includes (i) $25,000 for an expense allowance, (ii) $23,774 for an automobile lease, insurance and gasoline expenses, and (iii) grant date fair value of 100 Series I Shares issued to Mr. Caragol as tax equalization payments for previous equity awards.

(7)	Represents a salary of $200,000. Mr. Probst was appointed President of the Company on April 16, 2014.
(8)	Represents the (i) grant date fair value of 125 Series I shares issued as a component of Mr. Probst’s 2015 incentive compensation and $75,000 accrued incentive compensation for 2015. The Series I shares were issued on December 22, 2015 and will vest on January 1, 2018. The accrued incentive compensation will be paid in the future as working capital allows.
(9)	Represents the (i) grant date fair value of the 366,667 shares of common stock, (ii) grant date fair value of 150 Series I shares issued as a component of Mr. Probst’s 2014 incentive compensation and, (iii) $50,000 accrued incentive compensation for 2014. The Series I shares were issued on January 12, 2015 and will vest on January 1, 2018. The accrued incentive compensation was paid out during 2015.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure

Executive Employment Arrangements

2011 Executive Employment Arrangements

On November 10, 2010, our Compensation Committee approved a five-year employment and non-compete agreement for Mr. Caragol. Beginning in 2011, Mr. Caragol began receiving a base salary of $225,000. His salary was set to increase a minimum of 5% per annum during each calendar year of the term. During the term, Mr. Caragol was due to receive a minimum annual bonus for each calendar year of the term in an amount equal to a minimum of one (1) times such executive’s base salary. Additionally, the Compensation Committee has the authority to approve a discretionary bonus for each year of the term. In 2010, Mr. Caragol received 30,000 shares of restricted stock, under the PositiveID Corporation 2009 Stock Incentive Plan. These restricted shares vested according to the following schedule: (i) 50% vest on January 1, 2012; and (ii) 50% vest on January 1, 2013. Mr. Caragol’s rights and interests in the unvested portion of the restricted stock were subject to forfeiture in the event he resigned prior to January 1, 2013 or was terminated for cause prior to January 1, 2013, with said cause being defined as a conviction of a felony or such person being prevented from providing services to us as a result of such person’s violation of any law, regulation and/or rule. Mr. Caragol is also entitled to Company-paid health insurance and disability insurance, non-allocable expenses of $25,000, and is entitled to use of an automobile leased by us and other automobile expenses, including insurance, gasoline and maintenance costs.

On September 30, 2011, our Compensation Committee approved a two-year employment and non-compete agreement for Bryan D. Happ, our chief financial officer. Under the employment agreement, Mr. Happ was to receive a base salary of $180,000, subject to a minimum increase of 5% per annum during each calendar year of the term. During the term, Mr. Happ was eligible to receive a discretionary bonus for each year of the term with a target incentive compensation between 50% and 100% of his base salary then being paid. Mr. Happ was also entitled to receive Company-paid health and disability insurance during the term of the employment agreement. If Mr. Happ’s employment was terminated prior to the expiration of the term, certain payments were to become due. The amount of such payments depended on the nature of the termination and whether the termination occurred before or after one year from the date of the employment agreement. In the event Mr. Happ was terminated without cause on or before one year from the date of the employment agreement, Mr. Happ was entitled to one times his then current base salary and any bonus paid by us within one year from the date of the employment agreement. In the event Mr. Happ was terminated without cause after one year from the date of the employment agreement, Mr. Happ was entitled to two times his then current base salary and the average bonus paid by us within the last two calendar years (or such lesser period if the employment agreement is terminated less than two years from the date of the employment agreement). On September 28, 2012, the employment of Bryan D. Happ, our Chief Financial Officer terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, we and Mr. Happ entered into a Separation Agreement and General Release, or the Separation Agreement, on September 28, 2012. Pursuant to the Separation Agreement, Mr. Happ is due to receive payments totaling $404,423, or the Compensation, consisting of past due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid with 200,000 shares of our restricted common stock (such shares not issued under a stockholder approved plan) and $304,423 will be paid in cash. As of December 31, 2015, we have paid $231,223 of the cash balance to Mr. Happ.

Amendments to 2011 Executive Employment Arrangements

Mr. Caragol’s annual base salary was increased from $225,000 to $275,000 in connection with his appointment as our chief executive officer effective August 26, 2011.

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement, or the First Amendment, between us and William J. Caragol, our Chief Executive Officer, in connection with Mr. Caragol’s assumption of the position of chairman of the Board effective December 6, 2011. The First Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between us and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016. The remaining $75,000 was paid in 2013. In addition, the First Amendment amends the change of control provision by increasing the multiplier from 3 to 5 and capping any change in control compensation to 10% of the transaction value. The First Amendment also obligated us to grant to Mr. Caragol an aggregate of 500,000 shares of restricted stock over a 4 year period as follows: (i) 100,000 shares upon execution of the First Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2018, and (v) 100,000 shares on January 1, 2015, which shall vest on January 1, 2018. We and Mr. Caragol agreed to delay the issuance of the first and second restricted share grants, for a total of 200,000 shares, until we had available shares under one of our stock incentive plans. The restricted shares were granted on October 4, 2012. Upon a change in control or in the event that Mr. Caragol terminates his employment for “constructive termination” (as such term is defined his employment agreement) or in the event we terminate his employment without cause, the restricted stock described above shall be issued within five (5) business days of such triggering event and all of the restricted stock shall vest immediately. If Mr. Caragol resigns, is terminated for cause, or his employment is terminated due to his death or disability, Mr. Caragol will forfeit the restricted shares discussed above.

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

The term of Mr. Caragol’s employment agreement ended on December 31, 2015. On April 8, 2016, the Company entered into employment contracts with both Mr. Caragol and Mr. Probst, effective January 1, 2016. The terms of Mr. Caragol’s employment contract include a three-year term and a salary of $275,000, with $75,000 of that salary deferred until such time as the Company’s working capital is sufficient to fund such payments. Mr Caragol’s salary will automatically adjust to $350,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Caragol is eligible for annual bonuses and was granted 25,000,000 stock options, which vest; (i) 8,500,000 on January 1, 2017; (ii) 8,250,000 on January 1, 2018; (iii) 8,250,000 on January 1, 2019. Mr. Caragol is also entitled to the use of a Company car and related expenses and an unaccountable expense allowance of $25,000. The terms of Mr. Probst’s employment contract include a three-year term and a salary of $200,000. Mr Probst’s salary will automatically adjust to $250,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Probst is eligible for annual bonuses and was granted 15,000,000 stock options, which vest; (i) 5,100,000 on January 1, 2017; (ii) 4,950,000 on January 1, 2018; (iii) 4,950,000 on January 1, 2019.

If either Mr. Caragol or Mr. Probst’s employment is terminated prior to the expiration of the term of his employment agreement, certain significant payments become due. The amount of such payments depends on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of 2.0 times and 2.95 times in the case of Mr. Probst and Mr. Caragol, respectively of the then current base salary and the same multipliers of the highest bonus paid to the executive during the three calendar years immediately prior to the change of control. Any outstanding stock options or restricted shares held by the executive as of the date of his termination or a change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. The employment agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through two years from the date the employment agreement is terminated.

Outstanding Equity Awards as of December 31, 2015

The following table provides information as of December 31, 2015 regarding unexercised stock options and restricted stock outstanding held by Messrs. Caragol and Probst:

Outstanding Equity Awards as of December 31, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William J. Caragol	—	—	—	—	—	1,838,916	(1)(2)	$39,537	(3)	—	—
	—	—	—	—	—	—		—		—	—

Lyle Probst	3,000	—	—	$9.25	5/23/2021	—		—		—	—
	1,000	—	—	$5.75	8/31/2021	—		—		—	—
	1,000	—	—	$5.75	8/31/2022	—		—		—	—
	20,000	—	—	$1.00	6/06/2022	—		—		—	—
	—	—	—	—	—	611,298	(4)	$13,143	(3)	—	—

(1)	Mr. Caragol owns, as of December 31, 2015, an aggregate of 1,838,916 unvested shares of common stock which will vest on January 1, 2018.
(2)	Pursuant to Mr. Caragol’s employment agreements we are obligated to grant to Mr. Caragol an aggregate of 500,000 shares of restricted stock over a 4 year period as follows: (i) 100,000 shares upon execution of the agreement, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2018, and (v) 100,000 shares on January 1, 2015, which shall vest on January 1, 2018. Upon a change in control or in the event that Mr. Caragol terminates his employment for “constructive termination” (as such term is defined his employment agreement) or in the event we terminate his employment without cause, the restricted stock described above shall be issued within five (5) business days of such triggering event and all of the restricted stock shall vest immediately. If Mr. Caragol resigns, is terminated for cause, or his employment is terminated due to his death or disability, Mr. Caragol will forfeit the restricted shares discussed above.
(3)	Computed by multiplying the closing market price of a share of our common stock on December 31, 2015, or $0.0215, by the number of shares of common stock that have not vested.
(4)	Mr. Probst was granted 244,631 of restricted stock on January 8, 2013 and 366,667 of restricted stock on April 16, 2014 as employee incentive compensation for 2012 and 2014, respectively. These restricted shares will vest on January 1, 2018.

Director Compensation

The following table provides compensation information for persons serving as members of our Board of Directors during 2015:

2015 Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
Jeffrey S. Cobb	20,000	—	—	—	—	65,000	85,000
Michael E. Krawitz	20,000	—	—	—	—	65,000	85,000
Ned L. Siegel	20,000	—	—	—	—	65,000	85,000

(1)	These fees are comprised of $5,000 per quarter, per director
(2)	Each non-executive board member was granted 50 Series I convertible preferred stock on January 12, 2015, which vest on January 1, 2018. These grants were components of 2015 director’s compensation.

On January 9, 2015, the Board of Directors approved the 2015 Board Compensation Plan, effective immediately, where each director receives a quarterly compensation of $5,000.

The total Series I preferred shares that were issued to the independent board of directors as of April 6, 2016 is detailed as follows:

Name	Position	Preferred Series I Issued	Common Shares Issuable Upon Conversion	Total Votes
Michael E. Krawitz	Director	151	5,985,151	149,628,768
Jeffrey S. Cobb	Director	138	5,569,487	139,237,177
Ned L. Siegel	Director	114	4,802,108	120,052,702
Total		403	16,356,746	408,918,647

Item 12. Security Ownership of Certain Beneficial Owners And Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of April 6, 2016 by:

●	each of our directors;

●	each of our named executive officers;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 6, 2016 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 498,984,053 shares of our common stock outstanding as of April 6, 2016. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o PositiveID Corporation, 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. As a result, the Company’s issuance of 1,824 shares of Series I Preferred Stock to named executive officers and directors, they have the voting right to 1.87 billion votes as the result of their Series I holdings. The percentage of voting rights in the table below assumes that all Series I shares held by directors and named officers are voted in any instance requiring shareholder vote.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)	Percent of Voting Rights (%)
Five Percent Stockholders:
William J. Caragol (1)	42,584,083	7.9%	38.6%

Named Executive Officers and Directors:
William J. Caragol (1)	42,584,083	7.9%	38.6%
Lyle L. Probst (2)	18,655,504	3.6%	17.2%
Jeffrey S. Cobb (3)	6,182,037	1.2%	5.3%
Michael E. Krawitz (4)	6,643,951	1.3%	5.7%
Ned L. Siegel (5)	5,469,184	1.1%	4.6%
Executive Officers and Directors as a group (5 persons) (6)	79,534,759	13.9%	71.5%

(1)	Mr. Caragol beneficially owns 42,584,083 shares which include 2,233,416 shares of common stock directly owned by Mr. Caragol. Mr. Caragol has sole voting power over 2,233,416 shares of our common stock. Mr. Caragol has sole dispositive power over 394,500 shares of our common stock. Mr. Caragol lacks dispositive power over 1,838,916 shares which are restricted as to transfer until January 1, 2018. Mr. Caragol owns 956 shares of Series I preferred stock, which may convert to 40,350,667 shares of common stock. The Series I preferred stock vests on January 1, 2018. On January 7, 2016, Mr. Caragol was granted 25,000,000 stock options, which vest: (i) 8,500,000 on January 1, 2017; (ii) 8,250,000 on January 1, 2018; (iii) 8,250,000 on January 1, 2019. Those shares are not included in the table above.
(2)	Includes 611,298 shares of our common stock and 25,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 6, 2016. Mr. Probst lacks dispositive power over 244,631 shares, which are restricted until January 1, 2018. Mr. Probst owns 415 shares of Series I preferred stock, which may convert to 18,019,206 shares of common stock. The Series I preferred stock vests on January 1, 2018. On January 7, 2016, Mr. Probst was granted 15,000,000 stock options, which vest: (i) 5,100,000 on January 1, 2017; (ii) 4,950,000 on January 1, 2018; (iii) 4,950,000 on January 1, 2019. Those shares are not included in the table above.
(3)	Includes 574,800 shares of our common stock and 37,750 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 6, 2016. Mr. Cobb lacks dispositive power over 60,000 shares, which are restricted until January 1, 2018. Mr. Cobb owns 138 shares of Series I preferred stock, which may convert to 5,569,487 shares of common stock. The Series I preferred stock vests on January 1, 2018.
(4)	Includes 622,800 shares of our common stock and 36,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 6, 2016. Mr. Krawitz lacks dispositive power over 100,000 shares, which are restricted until January 1, 2018. Mr. Krawitz owns 151 shares of Series I preferred stock, which may convert to 5,985,151 shares of common stock. The Series I preferred stock vests on January 1, 2018.
(5)	Includes 631,076 shares of our common stock and 36,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 6, 2016. Mr. Siegel lacks dispositive power over 120,000 shares, which are restricted until January 1, 2018. Mr. Siegel owns 114 shares of Series I preferred stock, which may convert to 4,802,108 shares of common stock. The Series I preferred stock vests on January 1, 2018.
(6)	Includes shares of our common stock beneficially owned by current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of April 6, 2016, in each case as set forth in the footnotes to this table.

Equity Compensation Plan Information

The following table presents information regarding options and rights outstanding under equity our compensation plans as of December 31, 2015:

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	406,288	$8.70	1,179,766
Equity compensation plans not approved by security holders (2)	24,190,000	$0.02	—
Total	24,596,288	$0.17	1,179,766

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 9 to our consolidated financial statements for the year ended December 31, 2015.
(2)	We have made grants outside of our equity plans and have 13,490,000 outstanding warrants exercisable for shares of our common stock, 2,800,000 of which are unvested as of December 31, 2015. These warrants were granted as compensation for financing transactions or for the rendering of consulting services.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since the beginning of our fiscal year 2013, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Former Related Party Transactions

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

Pursuant to the GlucoChip Agreement, the Company transferred the intellectual property related to its GlucoChip development and agreed to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. The Company funded VeriTeQ $60,000 in 2014 and $140,000 less a $5,000 OID, as of the year ended December 31, 2015, VeriTeQ issued the Company Convertible Promissory Notes in total principal amount of $200,000. These notes have been fully reserved in all periods presented. The notes bear interest at the rate of 10% per annum; are due and payable twelve months from the effective date of the notes; and may be converted by the Company at any time after 190 days of the date of closing into shares of VeriTeQ common stock at a conversion price equal to a 40% discount of the average of the three lowest daily trading prices (as set forth in the notes) calculated at the time of conversion. The notes also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates in the event of such defaults. Pursuant to the GlucoChip Agreement, the Company agreed to provide VeriTeQ with continuing financial support through issuance of additional convertible promissory notes with similar terms and conditions as the original note up to an additional amount of $205,000. The continuing financial support is not required to be more frequent than every 100 days and may not be in excess of $50,000 in any individual note. As of December 31, 2015 the Company had issued Notes with a principal value of $200,000 under the GlucoChip Agreement. As VeriTeQ is in default of its agreements with the Company, there is no intention to provide any additional notes until such time as all defaults are cured.

 As of December 31, 2015 the Company had outstanding convertible notes receivable from VeriTeQ of $465,388 which includes $43,273 of accrued interest receivable and $5,000 OID.

Pursuant to the cashless exercise feature of the VeriTeQ warrant, the Company realized $335,600 of income during the year ended December 31, 2015. Proceeds from the cashless exercise of the VeriTeQ warrant was measured at fair value at the time of the sale and reported as other income. As VeriTeQ is an early stage company, not yet fully capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains will be recognized.

On October 19, 2015, VeriTeQ received a default notice from its senior lender demanding repayment of approximately $2.1 million of indebtedness, secured by substantially all of VeriTeQ’s assets, which VeriTeQ was unable to repay. VeriTeQ also received a Notice of Disposition of Collateral advising the Company that the senior lender, acting as collateral agent, intended to sell the assets at auction, which it did on November 4, 2015. VeriTeQ has ceased its business operations related to implantable medical device identification. On November 25, 2015, VeriTeQ entered into a Stock Purchase Agreement with an unaffiliated company whereby VeriTeQ agreed to acquire all of the issued and outstanding membership interests of that company. As of the date of this filing, VeriTeQ’s acquisition of has not closed.

Issuance of Series I Convertible Preferred Stock Resulting in Management’s Voting Control of the Company

On September 30, 2013, the Board of the Company agreed to satisfy $1,003,000 of accrued compensation owed to its directors, officers and management (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, the Company’s Management agreed to accept a combination of PositiveID Corporation Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and to accept the transfer of Company-owned shares of common stock in Digital Angel Corporation (“Digital Angel”), a Delaware corporation, in settlement of accrued compensation.

Subject to the Plan, $590,000 of accrued compensation was settled through the commitment to transfer 327,778 shares of VeriTeQ common stock (out of the 1,199,532 total shares of VeriTeQ common stock that are issuable to the Company upon the conversion of VeriTeQ’s Series C convertible preferred stock owned by the Company). The Series C conversion was completed on October 22, 2013. The VeriTeQ shares were valued at $1.80 (adjusted to reflect the 1 for 30 reverse split by VeriTeQ on October 22, 2013), which was a 21% discount to the closing bid price on September 30, 2013, to reflect liquidity discount and holding period restrictions. The closing bid price on the day of conversion was $2.28; on September 30, 2014, one year after the transaction the closing bid price of VertiTeQ’s common stock was $0.0068.

Six members of Management participated in this conversion, including all four of the Company’s current board of directors and one of its former directors. The former director, Mr. Edelstein, resigned from our Board on July 8, 2013 to join VeriTeQ’s Board. The board and Management participated as follows:

Name	Position	Total Liability Converted ($)	VeriTeQ Shares Transferred	Value of VeriTeQ Shares at September 30, 2013	Value of VeriTeQ Shares at December 31, 2015
William J. Caragol	Chairman and Chief Executive Officer	$10,000	5,556	$12,667	$7
Michael E. Krawitz	Director	285,500	158,611	361,633	206
Jeffrey S. Cobb	Director	75,000	41,667	95,000	54
Barry Edelstein	Former Director	109,500	60,833	138,700	79
Ned L. Siegel	Director	100,000	55,556	126,667	72
Allison F. Tomek	SVP of Corporate Development	10,000	5,556	12,667	7
Total		$590,000	327,779	$747,334	$425

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

Name	Position	Total Liability Converted ($)	Preferred Series I Issued	Common Shares Issuable Upon Conversion	Total Votes
William J. Caragol	Chairman and Chief Executive Officer	$250,000	250	6,944,444	173,611,100
Michael E. Krawitz	Director	51,000	51	1,416,667	35,416,675
Jeffrey S. Cobb	Director	38,000	38	1,055,556	26,388,900
Ned L. Siegel	Director	14,000	14	388,889	9,722,225
Lyle Probst	President	40,000	40	1,111,111	27,777,775
Allison F. Tomek	SVP of Corporate Development	20,000	20	555,556	13,888,900
Total		$413,000	413	11,472,223	286,805,575

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

Additionally, on December 31, 2013 the three independent directors were each granted 25 shares of Series I Preferred Stock, as a component of their 2014 board compensation. On January 14, 2014, an additional 512 shares of Series I Preferred Stock were issued to the Company’s CEO, President and Senior Vice President. Of these shares 381 were issued to the Company’s chief executive officer as follows: (i) 138 shares issued for 2013 incentive compensation in lieu of cash, (ii) 143 shares were issued for his agreement to amend his employment contract and reduce his annual salary from the remainder of the term of the contract to $200,000, per annum, and (iii) 100 shares of Series I as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during prior years. On January 12, 2015, 625 shares of Series I was issued to management and board members for 2014 incentive compensation and 2015 director compensation. On December 22, 2015, an additional 400 shares of Series I was issued to management and board members for 2015 incentive compensation and 2016 director compensation. All Series I shares granted vest on January 1, 2018.

The Series I Preferred Stock has voting rights equivalent to 25 votes per common share equivalent. As a result, the Company’s officers and directors had an effective voting control of 81%, as of April 6, 2016. Additionally, William J. Caragol, our Chief Executive Officer and Chairman of the Board has majority control with 38.6% voting control as of April 6, 2016. As a result, our officers, directors, and management have voting control over the 2,619,890,654 million of the outstanding voting shares of the Company. There exists an inherent conflict of interest in the board approval of the issuance of Series I Preferred Stock to officers and directors of the Company, which granted themselves voting control over the Company.

Caragol Note

On September 7, 2012, we issued a Secured Promissory Note, or the Caragol Note, in the principal amount of $200,000 to William J. Caragol, or Caragol, our chairman and chief executive officer, in connection with a $200,000 loan to us by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note were due and payable on September 6, 2013. We agreed to accelerate the repayment of principal and interest in the event that we raise at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of our assets of pursuant to a Security Agreement between us and Caragol dated September 7, 2012, or the Caragol Security Agreement. The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon our insolvency, bankruptcy, or dissolution. During 2012, the Company paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment on December 18, 2012. Additionally, we and Caragol terminated the Caragol Security Agreement effective January 16, 2013. As of December 31, 2015, all outstanding principal and interest of the Caragol Note was fully paid.

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

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2015 and 2014, fees for audit and audit related services were as follows:

	2015(3)	2014(2)	2014 (1)

Audit Fees	$92,000	$59,000	$27,000
Audit Related Fees	86,000	—	7,500
All Other Fees	—	—	—
Total Fees	$178,000	$59,000	$34,500

(1)	Audit related fees for 2014 include review of registration statements and other SEC filings. Audit and audit related services were provided by EisnerAmper LLP. Audit fees in 2014 relate to the review of the March 31, 2014 interim financial statements conducted by EisnerAmper LLP.
(2)	Audit fees in 2014 provided by Salberg and Company P.A. relates to the 2014 fiscal year-end audit and June 30, 2014 and September 30, 2014 interim reviews.
(3)	In 2015 accountant fees were paid to Salberg and Company P.A. which include: (i) Audit Fees related to the 2015 fiscal year-end audit and the review of interim financial statements, (ii) Audit related fees for the 2013 and 2014 acquisition audits and 2015 interim reviews of the financial statements of both Thermomedics, Inc and E-N-G Mobile Systems, Inc.

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

All services provided by and all fees paid to EisnerAmper LLP and Salberg & Company, P.A. in fiscal 2015 and 2014 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

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

POSITIVEID CORPORATION

Date: April 11, 2016	By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Caragol	Chief Executive Officer, Chairman of the	April 11, 2016
William J. Caragol	Board and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey S. Cobb	Director	April 11, 2016
Jeffrey S. Cobb

/s/ Michael E. Krawitz	Director	April 11, 2016
Michael E. Krawitz

/s/ Ned L. Siegel	Director	April 11, 2016
Ned L. Siegel

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

PositiveID Corporation

We have audited the accompanying consolidated balance sheets of PositiveID Corporation and its Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PositiveID Corporation and its Subsidiaries and controlled entity as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss, and used cash for operating activities of approximately $11,404,000 and $4,507,000 respectively, in 2015. At December 31, 2015, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of approximately $10,694,000, $11,842,000 and $144,161,000 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 11, 2016

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2015	December 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$173	$145
Accounts receivable, net	641	—
Inventories, net	1,768	—
Other receivables	123	—
Prepaid expenses and other current assets	243	5
Total Current Assets	2,948	150

Equipment, net	163	3
Goodwill	817	510
Intangibles, net	749	347
Other assets	18	11
Total Assets	$4,695	$1,021

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$248	$127
Accrued expenses and other current liabilities	950	693
Deferred revenue	1,847	2,571
Notes and loans payable, net of discounts	359	676
Short-term convertible debt and accrued interest, net of discounts and premiums	2,128	1,527
Embedded conversion option liability	7,786	2,152
Tax contingency	201	480
Contingent earn-out liability	123	—
Total Current Liabilities	13,642	8,226

Long Term Liabilities:
Loan payable	31	—
Contingent earn-out liability	184	—
Mandatorily redeemable preferred stock, 2,500 shares authorized; $0.001 par value; Series I Preferred – 2,085 and 1,000 shares issued and outstanding at December 31, 2015 and 2014, respectively; liquidation preference and redemption value of $2,196 and $1,065 at December 31, 2015 and 2014, respectively.	2,680	1,241
Total Liabilities	16,537	9,467

Commitments and contingencies (Note 11)

Stockholders’ Deficit:
Convertible preferred stock, 5,000,000 shares authorized, $.01 par value; Series J Preferred – 125 and 0 shares issued and outstanding at December 31, 2015 and 2014, respectively; liquidation preference of $125,000 and $0, at December 31, 2015 and 2014, respectively	1	—
Common stock, 3,895,000,000 shares authorized, $.01 par value; 440,791,258 and 169,531,322 shares issued and outstanding at December 31, 2015 and 2014, respectively	4,408	1,695
Additional paid-in capital	127,910	122,616
Accumulated deficit	(144,161)	(132,757)
Total Stockholders’ Deficit	(11,842)	(8,446)
Total Liabilities and Stockholders’ Deficit	$4,695	$1,021

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014

Revenues	$2,940	$945

Cost of revenues	335	294

Gross profit	2,605	651

Operating expenses:
Selling, general and administrative	5,611	4,313
Research and development	1,420	588
Total operating expenses	7,031	4,901

Operating loss	(4,426)	(4,250)

Other income (expense):
Interest expense	(4,719)	(3,010)
Change in contingent earn-out liability	—	514
Change in fair value of embedded conversion option liability	(2,427)	(198)
Loss on extinguishment of debt	(233)	(246)
Other income (expense)	401	(1)
Total other income (expense)	(6,978)	(2,941)

Net loss before income tax provision	(11,404)	(7,191)

Income tax expense	—	—
Net loss	(11,404)	(7,191)

Preferred stock dividends	(106)	(89)
Beneficial conversion dividend on preferred stock	—	(943)
Net loss attributable to common stockholders	$(11,510)	$(8,223)

Net loss per common share attributable to common stockholders – basic and diluted	$(0.04)	$(0.09)
Weighted average shares outstanding – basic and diluted	306,245	96,602

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2015 and 2014

(In thousands)

	Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2013	600	$—	45,425	$454	$119,256	$(124,623)	$(4,913)

Net loss	—	—	—	—	—	(7,191)	(7,191)
Stock based compensation	—	—	9,330	93	844	—	937
Issuance of Series F Preferred shares, net of costs	450	—	—	—	350	—	350
Conversion of Series F Preferred shares and accrued dividends payable	(1,050)	—	44,084	441	(396)	—	45
Beneficial conversion dividends for Series F Preferred conversion	—	—	—	—	943	(943)	—
Common Stock issued pursuant to convertible note conversions	—	—	62,161	622	772	—	1, 394
Relative fair-value of warrant issued with debt	—	—	—	—	70	—	70
Reclassification of premium upon debt conversion and redemption	—	—	—	—	722	—	722
Reclassification of derivative liability upon debt conversion	—	—	—	—	207	—	207
Cashless exercise of warrants issued related to financing agreements	—	—	8,531	85	(85)	—	—
Reclassification of warrant liability upon conversion of warrants	—	—	—	—	22	—	22
Preferred stock dividends	—	—	—	—	(89)	—	(89)
Balance at December 31, 2014	—	$—	169,532	$1,695	$122,616	$(132,757)	$(8,446)

Net loss	—	—	—	—	—	(11,404)	(11,404)
Stock based compensation	—	—	12,300	123	901	—	1,024
Issuance of Series J Preferred shares	125	1	—	—	124	—	125
Common Stock issued pursuant to convertible note conversions	—	—	258,958	2,590	831	—	3,421
Reclassification of premium upon debt conversion and redemption	—	—	—	—	421	—	421
Reclassification of derivative liability upon debt conversion	—	—	—	—	3,123	—	3,123
Preferred stock dividends	—	—	—	—	(106)	—	(106)
Balance at December 31, 2015	125	$1	440,790	$4,408	$127,910	$(144,161)	$(11,842)

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(11,404)	$(7,191)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258	288
Stock-based compensation	2,259	1,701
Allowance on note receivable	140	60
Series F preferred stock issued as penalty fee	—	250
Loss on extinguishment of debt	233	246
Convertible debt discounts and premium amortization	4,089	2,719
Gain on sale of investment shares	(336)	—
Note issued as consideration for services	150	—
Change in fair value of embedded conversion option liability	2,427	198
Decrease in fair value of contingent earn-out liability	—	(514)
Changes in operating assets and liabilities:
(Increase) decrease in:
Account receivable	(124)	—
Prepaid expenses	(135)	(76)
Inventory	128	—
Increase (decrease) in:
Accounts payable and other accrued expense	(125)	(321)
Accrued interest	629	—
Deferred revenue	(2,696)	71
Net cash used in operating activities	(4,507)	(2,569)
Cash flows from investing activities:
Acquisition of Thermomedics, Inc.	(175)	—
Acquisition of E-N-G Mobile Systems, Inc.,net	(667)	—
Proceeds from sale of investment shares, net	336	—
Loan under note receivable	(140)	—
Purchase of property & equipment	(3)	(5)
Net cash used in investing activities	(649)	(5)
Cash flows from financing activities:
Proceeds from issuances of Series F Preferred Stock, net of fees	—	100
Proceeds from convertible debt financing, net of fees	5,913	2,582
Principal payments of short-term debt	(729)	(128)
Net cash provided by financing activities	5,184	2,554

Net increase (decrease) in cash and cash equivalents	28	(20)

Cash and cash equivalents, beginning of year	145	165
Cash and cash equivalents, end of year	$173	$145

Supplementary Cash Flow Information:
Cash paid for interest	$13	$—
Cash paid for income taxes	$—	$—
Non-cash financing and investing activities:
Preferred dividends converted into common stock	$—	$45
Conversion of promissory notes into common stock	$3,842	$1,394
Relative fair value of warrants issued with debt	$—	$70
Reclassification of embedded conversion option liability upon conversion of debt	$3,123	$207
Reclassification of warrant liability upon exercise of warrants	$—	$22
Issuance of shares for fee	$—	$409
Embedded conversion option liability recorded as debt discount	$6,330	$2,161
Promissory note issued for prepaid services	$150	$—
Capital lease financing	$47	$—
Stock issued for prepaid services	$186	$—
Preferred stock, notes payable and earn-out liability consideration recorded for business combinations	$471	$—

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

1. Organization

PositiveID Corporation, including its wholly-owned subsidiaries Microfluidic Systems (“MFS”) and E-N-G Mobile Systems, Inc. (“ENG”), and Thermomedics, Inc. (“Thermomedics”), which the Company contractually controls (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing; markets the Caregiver® non-contact clinical thermometer; and manufactures specialty mobile labs and communication vehicles. The Company’s fully automated pathogen detection systems and assays are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction. The Company is developing Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications.

Authorized Common Stock

As of December 31, 2015, the Company was authorized to issue 3.9 billion shares of common stock. On April 30, 2015, the Company filed the Sixth Amendment to the Second Amendment and Restated Certificate of Incorporation, as amended, with the State of Delaware to increase the number of authorized common shares to 1.97 billion shares. On February 25, 2016, the Company filed the Seventh Amendment to the Second Amendment and Restated Certificate of Incorporation, as amended, with the State of Delaware to increase the number of authorized common shares to 3.9 billion shares. The change in authorized shares is retrospectively reflected on the consolidated balance sheet.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2015, we had a working capital deficiency of approximately $10.7 million and a stockholders’ deficit of approximately $11.8 million, compared to a working capital deficit of approximately $8.1 million and a stockholders’ deficit of approximately $8.4 million as of December 31, 2014. The increase in the working capital deficit was primarily due to operating losses for the period and capital raised through convertible debt financings.

We have incurred operating losses prior to and since the merger that created PositiveID. The current 2015 operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection and Caregiver products. We expect our operating losses to continue through 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In 2014 and 2015, we raised approximately $2.7 and $5.9 million, respectively from the issuance of convertible preferred stock and convertible debt.

The Company intends to continue to access capital to provide funds to meet its working capital requirements for the near-term future. In addition and if necessary, the Company could reduce and/or delay certain discretionary research, development and related activities and costs. However, there can be no assurances that the Company will be able to negotiate additional sources of equity or credit for its long-term capital needs. The Company’s inability to have continuous access to such financing at reasonable costs could materially and adversely impact its financial condition, results of operations and cash flows, and result in significant dilution to the Company’s existing stockholders. The Company’s consolidated financial statements do not include any adjustments relating to recoverability of assets and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Summary of Significant Accounting Policies

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries of which all are inactive except for MFS, Thermomedics and ENG. All significant intercompany balances and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the reported periods include valuation of assets acquired and liabilities assumed in business combinations, allowance for doubtful accounts receivable, inventories valuation, valuation of goodwill and intangible assets, valuation of loss and other contingencies, product warranty liabilities, valuation of derivatives, valuation of beneficial conversion features, estimate of contingent earn-out liabilities, valuation of stock-based compensation and an estimate of the deferred tax asset valuation allowance.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2015 or 2014 respectively. The Company maintained its cash in various financial institutions during the years ended December 31, 2015 and 2014. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits. At times, cash deposits exceeded the federally insured limits. There were no cash deposits that exceeded the federally insured limits as of December 31, 2015.

Accounts receivable

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at December 31, 2015 and 2014.

Inventories

Inventory for Thermomedics consists of finished goods of our Caregiver non-contact thermometers and inventory for ENG consists of standard and manufactured frames and bodies of vehicles, and components of mobile units and is stated at lower of cost or market and net realizable value on a first in first out basis. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated periodically and are based on the Company’s business plan and from feedback from customers and the product development team; however, estimates can vary significantly. As of December 31, 2015, inventory reserves were not material.

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates. The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was not material during either year ended.

Equipment

Equipment is carried at cost less accumulated depreciation, computed using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or useful life, software is depreciated over 5 years, and equipment is depreciated over periods ranging from 1 to 8 years. Repairs and maintenance which do not extend the useful life of the asset are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the consolidated statements of operations.

Equipment consists of the following (in thousands):

	Est. Useful Lives	December 31, 2015	December 31, 2014
Computer and software	5 years	$-	$190
Furniture and equipment	3-5 years	83	312
Machinery and equipment	1-8 years	59	-
Autos	3 -5 years	35	-
Leasehold improvements	1-3 years	14	11
Total equipment		191	513
Less accumulated depreciation		(28)	(510)

Property and Equipment, Net		$163	$3

Depreciation expense for 2015 and 2014 was $4,493 and $12,206, respectively.

Intangible Assets and Goodwill

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. Customer contracts and relationships are being amortized over a period of 3 years, patents and other intellectual property are being amortized over a period of 5 years, and non-compete agreements are being amortized over 2 years.

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

The Company records goodwill as the excess of the purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. The Company’s reporting units are those businesses for which discrete financial information. Goodwill of a reporting unit is tested for impairment at year-end, or between testing dates if an impairment condition or event is determined to have occurred.

In assessing potential impairment of the intangible assets recorded in connection with the MFS, ENG and Thermomedics acquisitions, as of December 31, 2015, we considered the likelihood of future cash flows attributable to such assets. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets exists as of December 31, 2015. The Company performed its annual impairment test of goodwill as of December 31, 2015. As a result of this annual test, using the market capitalization method of valuation, it was determined that the goodwill balance as of December 31, 2015 was not impaired.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, collectability of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and upon completion and delivery in accordance with the customer contract or purchase order.

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

To date, the Company has generated revenue from three sources: (1) professional services (consulting & advisory), (2) technology licensing, and (3) product sales

Specific revenue recognition criteria for each source of revenue is as follows:

(1)	Revenues for professional services, which are of short term duration, are recognized when services are provided,
(2)	Technology license revenue is recognized upon the completion of all terms of that license. Payments received in advance of completion of the license terms are recorded as deferred revenue.
(3)	Revenue from sales of the Company’s products is recorded when risk of loss has passed to the buyer and criteria for revenue recognition discussed above is met. Payments received in advance of delivery and revenue recognition are recorded as deferred revenue.

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

Concentrations

Concentration of Deferred Revenue

For the years ended December 31, 2015 and 2014, the Company had deferred revenue of 100% from product sale and 97% from the Boeing License Agreement, respectively.

Concentration of Revenues

The Company recognized the deferred revenue in conjunction with the Boeing License Agreement during the year ended December 31, 2015, which made up 91% of total revenue in 2015; 99% of the revenue in the year ended December 31, 2014, was generated under a purchase order, from UTC Aerospace Systems.

Concentration of Accounts Receivable

For the year ended December 31, 2015, the Company had accounts receivable of approximately $641,000 from product sales, of which 60% and 19% are from two of the Company’s largest customers. The Company had no account receivable for year ended December 31, 2014.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2015 and 2014 were minimal and nil, respectively.

Shipping and Handling

Costs incurred by the Company for freight in are included in costs of revenue. Freight in costs incurred for the year ended December 31, 2015 and 2014 were minimal and nil, respectively.

Legal Expenses

All legal costs for litigation matters are charged to expense as incurred.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The BSM option pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplified Method, volatility is determined based on the Company’s historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms. Warrants granted to non-employees are accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as interest expense. The Company does not have any uncertain tax positions at December 31, 2015 and 2014.

Research and Development Costs

The principal objective of our research and development program is to develop high-value molecular diagnostic products such as M-BAND and Firefly Dx. We focus our efforts on four main areas: 1) engineering efforts to extend the capabilities of our systems and to develop new systems; 2) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 3) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 4) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays. Research and development cost are expensed as incurred. Total research and development expense was $1,420,000 and $588,000 for the years ended December 31, 2015 and 2014, respectively.

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During 2015 and 2014, the Company only operated in one segment – diagnostics and detection; therefore, segment information has not been presented.

Reclassifications

The Company grouped $294,000 of costs reported in 2014 as Direct Labor into Cost of Revenues in 2015 to conform to the 2015 presentation.

New Accounting Pronouncements

There are no new accounting pronouncements during the year ended December 31, 2015 that affect the consolidated financial position of the Company or the results of its’ operations. Accounting Standard Updates which are not effective until after December 31, 2015, including the pronouncements discussed below, are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

ASU 2014-15:

In August 2014, the FASB” issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

ASU 2015-03:

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03,“Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

ASU 2015-08:

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

AUS No. 2015-11:

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure most inventory at the lower of cost and net realizable value, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The accounting standard is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this accounting standard.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The following potentially dilutive equity securities outstanding as of December 31, 2015 and 2014 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	December 31, 2015	December 31, 2014
Common shares issuable under:
Convertible notes	546,524	84,784
Convertible Series I Preferred Stock	70,490	38,078
Convertible Series J Preferred Stock	5,814	—
Stock options	24,596	2,856
Warrants	13,490	4,490
Unvested restricted common stock	3,332	3,432
	664,426	133,640

3. Inventories

Inventories consisted of the following:

	December 31, 2015	December 31, 2014
Finished goods of non-contact thermometers	$14,965	$—
Materials inventory	966,162	—
Mobile vehicle inventory	787,318	—
	$1,768,445	$—

4. Acquisitions/Dispositions

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

In connection with the Acquisition, the Company was also required to make certain earn-out payments, which as of January 1, 2014 could total up to a maximum of $2,000,000 payable in shares of the Company’s common stock, upon certain conditions being achieved in 2014 (the “Earn-Out Payment”). There was also opportunity for the MFS sellers to achieve Earn-Out Payments in 2011 through 2013. Targets were not met in any of the years 2011 - 2014. The earn-out for 2014 was based on MFS achieving certain earnings targets for the respective year, subject to a maximum Earn-Out Payment of $2,000,000. Additionally, approximately two-thirds of the earn-out is capped at $8.00 per share. Further, the Company is prohibited from making any Earn-Out Payment until stockholder approval is obtained if the aggregate number of shares to be issued exceeds 19.99% of the Company’s common stock outstanding immediately prior to the closing. In the event the Company is unable to obtain any required stockholder approval, the Company is obligated to pay the applicable Earn-Out Payment in cash to the sellers. The earn-out period expired in 2014 and no monies are owed as of December 31, 2015.

The original estimated purchase price of the Acquisition included the contingent earn-out consideration of approximately $750,000. The fair value of the contingent consideration at each balance sheet date was estimated based upon the present value of the probability-weighted expected future payouts under the earn-out arrangement. On October 31, 2011, the Company entered into an agreement with two of the selling MFS shareholders pursuant to which the two individuals waived their right to any earn-out compensation for 2011 in settlement of the closing working capital adjustment provisions of the purchase agreement. The two individuals, who had a combined ownership interest in MFS of 68% also agreed to receive any future earn-out consideration at a price of no lower than $8 per share.

(In thousands)
Contingent Earn-Out Liability:
Balance of contingent earn-out liability as of January 1, 2014	$514
Change in liability during 2014	(514)
Balance of contingent earn-out liability as of December 31, 2014	-

Themomedics Acquisition

On December 4, 2015, the Company entered into several agreements related to its acquisition of all of the outstanding common stock of Thermomedics, Inc. (“Thermomedics”). One of those agreements was a Management Services and Control Agreement, dated December 4, 2015 (the “Control Agreement”), between the Company, Thermomedics, and Sanomedics, Inc. (“Sanomedics”), whereby PositiveID was appointed the manager of Thermomedics. In a separate agreement the Company entered into a First Amendment to the Stock Purchase Agreement (the “Amendment”) with Sanomedics. The original Stock Purchase Agreement (“Purchase Agreement”) was entered into on October 21, 2015, and defines the agreed upon terms of the Company’s acquisition of all of the common stock of Thermomedics from Sanomedics. As a result of the Company assuming control of Thermomedics on December 4, 2015, it determined, pursuant to ASC 805-10-25-6, that December 4, 2015 was the acquisition date of Thermomedics for accounting purposes.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

In connection with the acquisition, additional earn-out payments of up to $750,000 for each of the fiscal years ending December 31, 2016 and 2017 may be earned by the Thermomedics if certain revenue thresholds are met as described in the Purchase Agreement. Such earn-out payments, if any, will consist of 25% in cash, up to $187,000 and 75% and in shares of preferred stock of the Company, up to 563 shares of Preferred Stock, for each of the fiscal years ending December 31, 2016 and 2017, respectively. The Company has recorded a contingent earn-out liability of $184,000, as a non-current liability, as reflected in the consolidated balance sheet as of December 31, 2015.

The estimated purchase price of the acquisition totaled $484,000, comprised of $175,000 in cash, Series I preferred stock consideration of $125,000, and the fair value of the contingent consideration estimated at approximately $184,000. The fair value of the contingent consideration was estimated based upon the present value of the expected future payouts of the contingent consideration and is subject to change upon the finalization of the purchase accounting.

On December 4, 2015, the Board of Directors authorized and on December 7, 2015, the Company filed with the State of Delaware, a Certificate of Designations of Preferences, Rights and Limitations of Series J Preferred Stock. The Series J Preferred Stock ranks; (a) senior with respect to dividends and right of liquidation with the Company’s common stock (b) pari passu with respect to dividends and right of liquidation with the Company’s Series I Convertible Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. Without the prior written consent of Holders holding a majority of the outstanding shares of Series J Preferred Stock, the Company may not issue any Preferred Stock that is senior to the Series J Preferred Stock in right of dividends and liquidation. At any time after the date of the issuance of shares of Series J Preferred Stock, the Corporation will have the right, at the Corporation’s option, to redeem all or any portion of the shares of Series J Preferred Stock at a price per share equal to 100% of the $1,000 per share stated value of the shares being redeemed. Series J Preferred Stock is not entitled to dividends, interest and voting rights. The Series J Preferred Stock is convertible into the Company’s common stock, at stated value, at a conversion price equal to 100% of the arithmetic average of the VWAP of the common stock for the fifteen trading days prior to the six month anniversary of the Issuance Date.

 The Company acquired Thermomedics for a number of reasons including the quality of its Caregiver product, its prospects for sales and profit growth, its management team strengths in sales and marketing FDA cleared medical devices, and their regulatory experience.

ENG Mobile Systems Acquisition

On December 24, 2015, the Company acquired all of the outstanding common stock of E-N-G Mobile Systems, Inc. (“ENG”) from its sole shareholder (the “Seller”). Pursuant to the Purchase Agreement, as consideration at the time of closing of the Acquisition, PositiveID paid the Seller $750,000 in cash and issued a convertible secured promissory note to the Seller in the amount of $150,000. The Company has also entered into a two year consulting agreement with the Seller. The consulting agreement was determined not to represent additional purchase price.

Additional earn-out payments may be earned by ENG. Each Earn-Out Payment, if any, will be calculated at 5% of the revenue actually recognized and realized from each of the contracts and purchase orders identified, with an earn-out value indicated for each on the signed backlog schedule (the “Signed Backlog Schedule”) subsequent to Closing. For purposes of determining whether any earn-out payments will be made and the amount of such payment, the term Signed Backlog Schedule means those signed contracts and purchase orders in effect as of the date of Closing but under which the product is yet to be delivered and all or a portion of the revenue is yet to be recognized as of Closing. The earn-out payments will be paid in cash within five business days following the date the Company recognizes the revenue (including deposits held) and receives full payment from the applicable contract or purchase order on the Signed Backlog Schedule. Earn-out payments will be made (i) prior to January 1, 2016, or (ii) later than March 15, 2017. The Earn-Out Payments shall be subject to adjustment finalization of the purchase accounting. The Company has recorded a contingent earn-out liability of $123,000, as a current liability, as reflected in the consolidated balance sheet as of December 31, 2015.

The estimated purchase price of the acquisition totaled $912,000, comprised of $750,000 in cash, a convertible seller note of $150,000 (“ENG Note”), the fair value of the contingent consideration estimated at approximately $123,000 net of an estimated recovery based on the closing net worth of ENG, estimated at $111,000. The fair value of the contingent consideration was estimated based upon the present value of the expected future payouts of the contingent consideration and is subject to change upon the finalization of the purchase accounting.

 The Company acquired ENG for a number of reasons including the experience of its workforce, the quality and long history of its product offerings, its prospects for sales and profit growth, and the Company’s ability to leverage its business relationships to create new growth opportunities.

In connection with the issuance of the ENG Note, the Company computed a premium of $50,000 as the note is considered a stock settled debt under ASC 480, all of which was amortized immediately as a non-cash expense charged to interest expense.

Under the acquisition method of accounting, the estimated purchase price of the acquisitions was allocated to net tangible and identifiable intangible assets and liabilities of Thermomedics and ENG assumed based on their estimated fair values. The estimated fair values of certain assets and liabilities have been estimated by management and are subject to change upon the finalization of the fair value assessments.

	Themomedics	ENG
Assets acquired:
Net tangible assets	$35	$2,584
Customer contracts and relationships	240	238
Other assets	12	7
Patents and other intellectual property	178	-
Goodwill	108	200
	573	3,029
Liabilities acquired:
Current liabilities	(89)	(2,116)
Long term debt	-	(1)
Total estimated purchase price	$484	$912

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The Company has recorded a contingent earn-out liability for Thermomedics and ENG in aggregate total of $307,000, as of December 31, 2015.

(In thousands)
Contingent Earn-Out Liability:
Balance of contingent earn-out liability as of December 31, 2014	$-
Change in liability during year ended December 31, 2015	307
Balance of contingent earn-out liability as of December 31, 2015	$307

The results of operations of Thermomedics and ENG are included in the Company’s consolidated statement of operations from the date of the acquisition of December 4, 2015 and December 24, 2015, respectively, including approximately $120,000 of net loss and $30,000 of net income, respectively. The following supplemental unaudited pro forma information assumes that these acquisitions had occurred as of January 1 for each period presented (in thousands except per share data):

	Year Ended December 31,
	2015	2014
	(unaudited)	(unaudited)
Revenue	$8,323	$4,124
Net loss	$(12,043)	$(7,561)
Loss per common share – basic and diluted	$(0.04)	$(0.08)

The pro forma financial information is not necessarily indicative of the results that would have occurred if these acquisitions had occurred on the dates indicated or that may result in the future.

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

Pursuant to the GlucoChip Agreement, the Company transferred the intellectual property related to its GlucoChip development and agreed to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. The Company funded VeriTeQ $60,000 in 2014 and $140,000 less a $5,000 OID, as of the year ended December 31, 2015, VeriTeQ issued the Company Convertible Promissory Notes in total principal amount of $200,000. These notes have been fully reserved in all periods presented. The notes bear interest at the rate of 10% per annum; are due and payable twelve months from the effective date of the notes; and may be converted by the Company at any time after 190 days of the date of closing into shares of VeriTeQ common stock at a conversion price equal to a 40% discount of the average of the three lowest daily trading prices (as set forth in the notes) calculated at the time of conversion. The notes also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates in the event of such defaults. Pursuant to the GlucoChip Agreement, the Company agreed to provide VeriTeQ with continuing financial support through issuance of additional convertible promissory notes with similar terms and conditions as the original note up to an additional amount of $205,000. The continuing financial support is not required to be more frequent than every 100 days and may not be in excess of $50,000 in any individual note. As of December 31, 2015 the Company had issued Notes with a principal value of $200,000 under the GlucoChip Agreement. As VeriTeQ is in default of its agreements with the Company, there is no intention to provide any additional notes until such time as all defaults are cured.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

As of December 31, 2015 the Company had outstanding convertible notes receivable from VeriTeQ of $465,388 which includes $43,273 of accrued interest receivable and $5,000 OID.

Pursuant to the cashless exercise feature of the VeriTeQ warrant, the Company realized $335,600 of other income during the year ended December 31, 2015. Proceeds from the cashless exercise of the VeriTeQ warrant was measured at fair value at the time of the sale and reported as other income. As VeriTeQ is an early stage company, not yet fully capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains will be recognized.

On October 19, 2015, VeriTeQ received a default notice from its senior lender demanding repayment of approximately $2.1 million of indebtedness, secured by substantially all of VeriTeQ’s assets, which VeriTeQ was unable to repay. VeriTeQ also received a Notice of Disposition of Collateral advising the Company that the senior lender, acting as collateral agent, intended to sell the assets at auction, which it did on November 4, 2015. VeriTeQ has ceased its business operations related to implantable medical device identification. On November 25, 2015, VeriTeQ entered into a Stock Purchase Agreement with an unaffiliated company whereby VeriTeQ agreed to acquire all of the issued and outstanding membership interests of that company. As of the date of this filing, VeriTeQ’s acquisition of has not closed.

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

5. Intangible Assets

Intangible assets consist of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Customer contracts and relationships	$708	$(234)	$474	$230	$(230)	$-
Patents and other intellectual property	1,401	(1,126)	275	1,223	(876)	347
Non-compete agreements	169	(169)	-	169	(169)	-
	$2,278	$(1,529)	$749	$1,622	$(1,276)	$347

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Amortization of intangible assets amounted to approximately $253,000 and $277,000 for the year ended December 31, 2015 and 2014 respectively. Estimated future amortization expense is as follows (in thousands):

2016	255
2017	154
2018	154
2019	95
2020	91
$749

6. Deferred revenue

During the course of business projects, the Company’s Subsidiary, ENG requires front end funding to acquire the required materials and begin production. Customers are billed in advance of production to secure the necessary resources to facilitate timely completion of the project. As of December 31, 2015, the Company had $1.8 million of deferred revenue relating to its ENG subsidiary operations. Deferred revenue of $2.6 million at December 31, 2014 related primarily to our Boeing contract (See Note 13).

7. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Accrued compensation	$526	$359
Other	424	334
	$950	$693

8. Equity and Debt Financing Agreements

Ironridge Series F Preferred Stock Financings

Beginning in July 2011, the Company entered into a series of financings with Ironridge involving the Company’s Series F convertible preferred stock. Between July 2011 and December 31, 2014, a total of 3,150 Series F shares have been issued and fully converted into a total of 60,104,701 shares of common stocks, as of the year ended December 31, 2014. No Series F shares have been redeemed. As of December 31, 2015 and 2014, there are no shares of Series F outstanding.

At December 31, 2013, there were 600 Series F shares outstanding. During the year ended December 31, 2014, these 600 shares of Series F were converted into 22,992,056 shares of common stock.

The Company had the option to buy back any shares of Series F at the liquidation value plus accrued dividends, without any premium. The Company also agreed to file a Registration Statement covering the common shares underlying the Series F within 30 days of closing and to use its best efforts to get the Registration Statement effective. As the Registration Statement was not effective within 90 days of closing on January 10, 2014, the Company issued 150 shares of Series F to Ironridge as liquidated damages, for which an expense in the amount of $150,000 has been recorded during the year ended December 31, 2014. On February 25, 2014, these 150 shares of Series F were converted into 3,398,389 shares of common stock.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

In connection with the Series F conversions, the Company recorded beneficial conversion dividends totaling nil and $0.9 million during years ended December 31, 2015 and 2014 which represents the excess of fair value of the Company’s common stock at the date of issuance of the converted Series F Preferred Stock over the effective conversion rate, multiplied by the common shares issued upon conversion. These charges are non-cash charges.

Certificate of Designations for Series F Preferred Stock

On July 27, 2011, the Company filed a Certificate of Designations of Preferences, Rights and Limitations of Series F Preferred Stock with the Secretary of State of the State of Delaware. On December 19, 2013, the Certificate of Designations was amended. A summary of the Certificate of Designations, as amended, is set forth below:

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Due to the above variations in the conversion price, the beneficial conversion feature is considered contingent and not measurable or recorded until the actual conversion dates. The beneficial conversion feature is recorded as a constructive dividend and was nil and $0.9 million, respectively, during 2015 and 2014.

Convertible Note Financings

Short-term convertible debt for the years ended December 31, 2015 and 2014 are as follows (In thousands):

	2015			2014
	Notes	Accrued Interest	Total	Notes	Accrued Interest	Total

Convertible notes with accrued interest accounted for as stock settled debt	$200	$—	$200	$534	$47	$581
Conversion premiums	—	—	—	237	—	237
	200	—	200	771	47	818

Convertible notes with embedded derivatives	5,984	650	6,634	1,900	68	1,968
Derivative discounts	(4,054)	—	(4,054)	(1,038)	—	(1,038)
	1,930	650	2,580	862	68	930

Original issue discounts and loan fee discounts	(652)	—	(652)	(221)	—	(221)
	$1,478	$650	$2,128	$1,412	$115	$1,527

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On June 4, 2013, the Company borrowed $50,000 pursuant to a convertible note, in connection with which it issued the lender immediately exercisable warrants to purchase 104,167 shares of common stock at an initial exercise price of $0.24 per share. The debt was recorded at a discount in the amount of $23,684, representing the relative fair value of the warrants. The debt shall accrete in value over its one year term to its face value of approximately $50,000. Additionally, a liability of $23,223 was recorded as the fair value of the warrant as a result of a down round adjustment to the exercise price of the warrants. In connection with the issuance of the $50,000 note there is a beneficial conversion feature of approximately $12,500, which will be amortized over the one year term of the note. In 2013, $47,850 principal balance of the convertible note was converted into 2,600,000 shares of common stock. In the year ended December 31, 2014, the remaining balance of the note principal and interest was fully converted into 725,734 shares of common stock. All related debt discount and beneficial conversion feature were fully amortized in conjunction with the conversion of the note. In the year ended December 31, 2014, the warrants were converted, on a cashless basis, into 1,508,848 shares of common stock.

On July 3, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the “Purchase Agreement”). Pursuant to the terms of the Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “Convertible Promissory Note”) in the principal amount of $78,500, with a maturity date of April 8, 2014, convertible into shares of common stock, $0.01 par value per share, of the Company, upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that the Note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the Convertible Promissory Note into common shares of stock at a 42% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the Convertible Promissory Note, the Company recorded a premium of $56,845 which was amortized over the life of the Note. In the year ended December 31, 2014, the outstanding principal and interest on the Convertible Promissory Note was converted, into 5,790,072 shares of common stock.

On December 13, 2013, the Company entered into a Securities Purchase Agreement for a new convertible promissory note (the “December Purchase Agreement”). Pursuant to the terms of the December Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “December Convertible Promissory Note”) in the principal amount of $103,500, with a maturity date of September 17, 2014, convertible into shares of common stock, $0.01 par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such December Convertible Promissory Note. Interest shall commence accruing on the date that such note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the December Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the December Convertible Promissory Note, the Company computed a premium of $66,172 all of which was amortized and the outstanding principal and interest on the December Convertible Promissory Note was converted, into 3,294,466 shares of common stock in the year ended December 31, 2014.

On January 24, 2014, the Company entered into a Securities Purchase Agreement for a convertible promissory note (the “January Purchase Agreement”). Pursuant to the terms of the January Purchase Agreement the investor committed to purchase an 8% Convertible Promissory Note (the “January Convertible Promissory Note”) in the principal amount of $78,500 with a maturity date of October 28, 2014, convertible into shares Common Stock, upon the terms and subject to the limitations and conditions set forth in such Convertible Promissory Note. Interest shall commence accruing on the date that such note is issued and shall be computed on the basis of a 365-day year and the actual number of days elapsed. The holder may convert the January Convertible Promissory Note into common shares of stock at a 39% discount to the price of common shares in the ten days prior to conversion. In connection with the issuance of the January Convertible Promissory Note, the Company recorded a computed of $50,189 as the note is considered stock settled debt under ASC 480, all of which was amortized and the outstanding principal and interest on the January Convertible Promissory Note was converted, into 3,132,485 shares of common stock in the year ended December 31,2014.

On February 20, 2014, the Company borrowed $82,500 pursuant to a convertible note with an OID of $7,500 resulting in cash received of $75,000. The debt matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing bid prices in the 25 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $75,000 which has been fully amortized and the outstanding principal and interest of the Note was converted, into 4,756,739 shares of common stock in the year ended December 31, 2014. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $91,061 was recorded when the note was entered into. The derivative liability was remeasured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On February 21, 2014, the Company entered into a financing arrangement pursuant to which it borrowed $100,000 in unsecured debt, convertible at the discretion of the lender. The debt was issued at a 10% discount, matures on August 21, 2014, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion. In connection with the issuance of the note, the Company computed a premium of $66,667 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. In the year ended December 31, 2014, the outstanding principal and interest on the Convertible Promissory Note was converted, into 4,149,378 shares of common stock.

On March 13, 2014, the Company borrowed two notes of $75,000, each from a separate lender with maturity dates of March 4, 2015. Under each agreement the Company received $65,750, which was net of legal and due diligence fees. The notes bear interest at 8% per annum and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion. The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with each note the Company also issued an additional note, of identical terms, each for $75,000. The additional note was paid for by the issuance of a note payable from the lenders to the Company. In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full. The additional note payable has been netted with the related note receivable. In connection with the issuance of the notes, the Company computed a premium of $100,000 as the debt is considered a stock settled debt under ASC 480, all of which was amortized during the year ended December 31, 2014. As of December 31, 2014 the outstanding principal and interest was converted, into 16,386,485 shares of common stock. On May 5, 2014 one of the $75,000 notes receivable due to the company was paid, for which the Company received $65,750, net of fees. The Company computed a premium of $50,000 as the debt is considered a stock settled debt under ASC 480, all of which was amortized during the year ended December 31, 2014. As of December 31, 2014 the outstanding principal and interest was converted, into 4,117,795 shares of common stock. Concurrent with the repayment the Company and the lender entered into two new convertible notes, for $75,000 each, on identical terms to the March 4, 2014 convertible notes. Each of these two notes was paid for by the issuance of notes payable from the lenders to the Company, each for $75,000, on identical terms to the March 4, 2014 notes. These two new notes have been netted for presentation purposes. In connection with the payment of the note receivable to the Company, the Company recorded a premium of $50,000 related to one of the additional notes that had been entered into on March 4, 2014, all of which was amortized and the outstanding principal and interest was converted, into 4,166,386 shares of common stock in the year ended December 31, 2014.

On March 24, 2014, the Company borrowed $52,500 with a maturity date of March 19, 2015, pursuant to a financing agreement. Under the agreement the Company received $46,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a premium of $35,000 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense and the outstanding principal and interest on the note was converted, into 3,043,515 shares of common stock in the year ended December 31, 2014.

On April 7, 2014, the Company borrowed $50,000 with a maturity date of April 4, 2015, pursuant to a financing agreement. Under the agreement the Company received $44,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the twenty days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense and the outstanding principal and interest on the note was converted, into 2,888,888 shares of common stock in the year ended December 31, 2014.

On April 14, 2014, the Company borrowed $63,000 with a maturity date of January 2, 2015, pursuant to a financing agreement. Under the agreement the Company received $60,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $40,279 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense and the outstanding principal and interest on the note was converted, into 3,102,713 shares of common stock in the year ended December 31, 2014.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On April 16, 2014, the Company borrowed $110,000 pursuant to a convertible note with an OID of $10,000 resulting in cash received of $100,000. The debt matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing bid prices in the 25 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $139,997, which has been fully amortized and the outstanding principal and interest of the Note was converted, into 6,910,704 shares of common stock in the year ended December 31, 2014. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $139,997 was recorded when the note was entered into. The derivative liability was remeasured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On April 25, 2014, the Company borrowed $50,000 with a maturity date of January 25, 2015, pursuant to a financing agreement. Under the agreement the Company received $45,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense and the outstanding principal and interest on the note was converted, into 2,890,411 shares of common stock in the year ended December 31, 2014.

On May 30, 2014, the Company borrowed $63,000 with a maturity date of February 27, 2015, pursuant to a financing agreement. Under the agreement the Company received $60,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $40,279 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense and the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $87,536 in the year ended December 31, 2014.

On June 18, 2014, the Company closed a financing agreement whereby the Company borrowed an aggregate principal amount of $247,500 with a 10% original note discount. The note has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of (i) a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion or (ii) $0.075. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The first tranche was funded on June 18, 2014 with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of June 17, 2016, pursuant to the convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest of the note was fully converted into 4,425,894 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The second tranche was funded on September 19, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of September 19, 2015, pursuant to a convertible note. In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the notes was fully converted into 6,980,938 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The third tranche was funded on December 22, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of December 22, 2015, pursuant to a convertible note. The Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of September 30, 2015. As of September 30, 2015, the outstanding principal and interest of the note was fully converted into 5,857,374 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $62,118 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The fourth tranche was funded on January 13, 2016, with a principal amount of $82,500 and net proceeds of $75,000, with a maturity date of January 13, 2018, pursuant to a convertible note. As the note conversion includes a “lesser of” pricing provision, a derivative liability The Company will record a derivative liability and debt discount related to the derivative liability

On June 19, 2014, the Company borrowed of $25,000, with a maturity date of June 17, 2015, pursuant to a financing agreement. Under the agreement the Company received $22,000, which was net of legal and due diligence fees. The notes bear interest at 8% per annum and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $16,667 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended and the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $35,956 in the year ended December 31, 2014.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On June 20, 2014, the Company borrowed $40,000 with a maturity date of June 17, 2015, pursuant to a financing agreement. Under the agreement the Company received $36,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company computed a premium of $26,667 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense and the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $57,517 in the year ended December 31, 2014.

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

On July 9, 2014 and August 21, 2014 the Company borrowed from a lender, notes each amounting to $110,000, which matures twelve months from the date of the respective notes, pursuant the agreement. Each debt was issued at a 10% original issue discount resulting in net total proceeds of $180,000, net of legal fees. The notes bear an interest rate of 10%, and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price during the 15 days prior to the election to conversion. The notes could have been accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a total premium of $146,666 as the notes were considered stock settled debt under ASC 480. On December 30, 2014, the Lender and Dominion Capital LLC entered into a purchase and assignment of these notes. Subsequent to the purchase and assignment, the note was amended by the Company and the Purchaser, using the form of note identical to the notes used in the $4 Million Financing Agreement. The Company issued a new note for $222,222 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $49,444 as compensation for Purchaser’s costs related to the purchase and assignment. This $49,444 was expensed as a loss on debt extinguishment. In connection with the issuance of the notes, the Company recorded a debt discount of $271,666 related to the embedded conversion option derivative liability which was fully amortized as of June 30, 2015. As of September 30, 2015, the remaining outstanding principal and interest on the notes was fully converted into 6,434,285 shares of common stock. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $289,701 was recorded when these notes were entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On August 19, 2014, the Company borrowed $66,000 with a maturity date of August 15, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $54,500, net of legal fees. The Note has an interest rate of 8%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.06 per share or a 60% of the average of the three lowest closing bid prices 15 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $54,500 related to the derivative liability which was fully amortized as of June 30, 2015. The outstanding principal and interest on the note was fully converted into 5,000,000 shares of common stock as of December 31, 2015. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $71,548 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On September 4, 2014, the Company borrowed $110,000 pursuant to a convertible note with an OID of $10,000 resulting in cash received of $100,000. The debt matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $0.042 per share or 60% of the average of the two lowest closing bid prices in the 25 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $100,000 which was fully amortized as of June 30, 2015. As of December 31, 2015, the outstanding principal and interest on the notes was fully converted into 9,195,341 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $119,246 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On September 11, 2014, the Company borrowed $75,000 pursuant to the back-end note in conjunction with the March 13, 2014 financing agreement. The debt has an interest rate of 8% and the Company received proceeds of $67,750, net of fees, In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full. In connection with the issuance of the note, the Company computed a premium of $50,000 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense and the outstanding principal and interest on the note was converted, into 1,006,575 shares of common stock in the year ended December 31, 2014.

On September 22, 2014, Company closed a Securities Purchase Agreement providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $100,000. The two notes bear interest at the rate of 8% per annum; are due and payable on September 15, 2015; and may be converted at the option of the lender into shares of Company common stock at a conversion price equal to a 40% discount of the lowest closing bid price calculated at the time of conversion. The two notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the two Notes in the event of such defaults. The first note in the amount of $50,000 was funded on September 22, 2014, with the Company receiving $45,000 of net proceeds, which was net of legal and due diligence fees. In connection with the issuance of the first note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480 which had been fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the first note was converted into 5,095,904 shares of common stock. The second note in the amount of $50,000 was initially paid for by the issuance of an offsetting $50,000 secured note issued by the lender to the Company. The second note was funded on April 24, 2015, with the Company receiving $45,000 of net proceeds, which was net of legal and due diligence fees. In connection with the issuance of the second note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480 which was fully amortized during the as of June 30, 2015. As of December 31, 2015, the outstanding principal and interest of the second note was fully converted into 5,210,553 shares of common stock.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On March 10, 2015, the Company issued a new note for $56,778 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.0153125) or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $24,772 as compensation for Purchaser’s costs related to the purchase and assignment. This $24,772 was expensed as a loss on debt extinguishment. In connection with the issuance of the note, the Company recorded a debt discount of $81,500 related to the embedded conversion option derivative liability which was fully amortized and the outstanding principal and interest on the notes was fully converted into 1,827,270 shares of common stock as of September 30, 2015. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $96,915 was recorded when these notes were entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On September 24, 2014, the Company borrowed $75,000 pursuant to the back-end note in conjunction with the March 13, 2014 financing agreement. The debt has an interest rate of 8% and the Company received proceeds of $67,750, net of fees, In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full. In connection with the issuance of the note, the Company computed a premium of $50,000 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of June 30, 2015, the outstanding principal and interest on the note had been converted fully converted into 4,955,411 shares of common stock.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

On April 6, 2015, the Company issued a new note for $166,681 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.0154) or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $88,319 as compensation for Purchaser’s costs related to the purchase and assignment. This $88,319 was expensed as a loss on debt extinguishment. In connection with the issuance of the notes, the Company recorded a debt discount of $255,000 related to the embedded conversion option derivative liability which has been fully amortized as of December 31, 2015. As of December 31, 2015, $161,000 of the principal and interest was converted into 15,975,309 shares of common stock. As of December 31, 215, the outstanding principal and interest on the note was $22,121. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $305,904 was recorded when these notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note. The derivative liability balance at December 31, 2015 was $6,669.

Dominion Convertible Debt Financings

On November 25, 2014, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated November 25, 2014 (the “Note I SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate subscription amount of $4,000,000 (the “Purchase Price”). Pursuant to the Note I SPA, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Note I”) to the Purchaser. The Purchase Price will be paid in eight equal monthly payments of $500,000. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, subject to certain conditions contained in the Note I SPA. The Company also reimbursed the Purchaser $25,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $25,000 from the first tranche.

On August 14, 2015, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated August 14, 2015 (the “Note II SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate subscription amount of $2,400,000 (the “Purchase Price”). Pursuant to the Note II SPA, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Note (collectively, the “Note II”) to the Purchaser. The Purchase Price will be paid in six equal monthly payments of $400,000. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, subject to certain conditions contained in the Note II SPA. The Company also reimbursed the Purchaser $20,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $10,000 from the first tranche.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The aggregate principal amount of both Notes I and II are issued with a 4% original issue discount whereby the aggregate principal amount of Notes I and II is $6,400,000 but the actual purchase price of Notes I and II is $6,144,000. Each of Notes I and II accrue interest at a rate equal to 12% per annum and with maturity dates, depending on the date funded, between June 26, 2016 and June 15, 2017. Notes I and II are convertible any time after the issuance date of the notes. The Purchasers have the right to convert the Notes I into shares of the Company’s common stock at a conversion price equal to 95% of the daily VWAP on the trading day immediately prior to the closing of each tranche. The Purchasers have the right to convert the Notes II into shares of the Company’s common stock at a conversion price equal to $0.028. Additionally, under certain conditions defined in Notes I and II, the notes would be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note I and Note II can be prepaid at any time upon five days’ notice to the Holder by paying an amount in cash equal to the outstanding principal and interest and a 120% premium.

As of September 30, 2015, the Company had received all eight tranches under the Note I SPA ($500,000 in 2014 and $3,650,000 in 2015 which includes an additional $150,000 added to one of the agreed $500,000 monthly fundings as requested by the Company), with maturity dates, depending on the date funded, between June 26, 2016 and December 29, 2016, pursuant to a convertible note. Under the agreement the Company received $3,540,600, which was net of the $448,400 Purchaser’s expenses and legal fees and $166,000 which represents the 4% original issue discount. As of December 31, 2015, the Company has received, five and a half, of the six tranches under the Note II SPA and the remaining amount on January 6, 2016, with a maturity dates of February 15, 2017 and June 30, 2017, pursuant to a convertible note. Under the agreement the Company received $1,966,000, which was net of Purchaser’s expenses, legal fees of $227,000 and a 4% original issue discount of $91,250. The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the Notes I and II, the Company recorded a debt discount of $387,000 in 2014 and $5,116,600 during the year ended December 31, 2015, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $27,000 in 2014 and $3,304,000 for the year ended December 31, 2015. During the year ended December 31, 2015, $1,357,000 of the outstanding principal and interest on the notes was converted into 93,400,003 shares of common stock. As of December 31, 2015, the outstanding principal and interest on the notes were $5,544,717. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,936,405 was recorded when the notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes I and II at December 31, 2015 was $6,337,859.

On December 22, 2015, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated December 22, 2015 (the “Note III SPA”) for an aggregate principal amount of $901,042 and subscription amount of $865,000, net of OID (the “Purchase Price”). The Company also reimbursed the Purchaser $30,000 for legal fees and expenses from the proceeds of the Note. Pursuant to the Note III SPA, the Company shall issue a 4% Original Issue Discount Senior Secured Convertible Promissory Note (the “Note III”) to Dominion. Note III was issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock, on a semi-monthly basis, subject to certain conditions contained in the Note III SPA. The amortization payments will begin to be due starting on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company received funding for Note III on December 24, 2015, net proceeds of $835,000 (net of the $30,000 of legal fees and expenses). Note III accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity date of June 15, 2017. Note III is convertible any time after its issuance date and Dominion has the right to convert any or all of Note III into shares of the Company’s common stock at a conversion price equal to $0.022 (which was a 7% premium to the closing bid price of the Company’s common stock on December 21, 2015), subject to adjustment as described in Note III. Additionally, under certain conditions defined in Note III, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note III can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium.

In connection with the issuance of the Note III, the Company recorded a debt discount of $751,500 during the year ended December 31, 2015, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $9,000 for the year ended December 31, 2015. As of December 31, 2015, the outstanding principal and interest on the notes were $906,112. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $1,267,800 was recorded when the notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note III at December 31, 2015 was $1,269,481.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

In connection with the Company’s obligations under Notes I, II and III, the Company entered into a Security Agreement with the Purchaser, pursuant to which the Company granted a lien on all assets of the Company, subject to existing security interests, (the “Collateral”) for the benefit of the Purchaser, to secure the Company’s obligations under the Note. In the event of a default as defined in Notes I, II and III, the Purchaser may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Beginning in January 2014, the Company was not current in its payments under the Debenture. On April 3, 2014 TCA sold its rights under the TCA SPA, Debenture, Security Agreement and all related transaction documents to Ironridge, releasing the Company of all of its obligations to TCA, including the obligation to issue the additional $88,000 incentive shares as discussed above. The sale price paid from Ironridge to TCA was $425,000. Also on April 3, 2014, the Company and Ironridge amended the Debenture, setting the amount owed as of April 3, 2014 at $425,000, extending the maturity date to April 2, 2015, lowering the interest rate to 3.4% and to amend the formula for conversion of Debenture principal and interest into common shares of the Company. Pursuant to the amended Debenture, Ironridge has the right, at any time, to request the conversion of principal and accrued interest into free trading shares of common Stock of the Company at a price equal to: (i) the conversion amount; divided by (ii) an amount, equal to 85% of the closing bid price of the Company's common stock on April 3, 2014, not to exceed 85% of the average of the daily volume weighted average prices of the Company's common Stock for any five of the trading days from April 3, 2014 until the date that the Debenture is paid or converted in full. There was no material gain or loss on this modification.

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

 In connection with the issuance of the Debenture and the Note, the Company recorded a debt discount of $522,061 related to the embedded conversion option derivative liability which has been fully amortized during the year ended December 31, 2015. The outstanding principal and interest on the Debenture was fully converted into 6,775,018 shares of common stock as of December 31, 2015. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $571,387 was recorded when the note was entered into. The derivative liability was remeasured at each balance sheet date and $466,035 was reclassified into equity on a pro-rata basis upon conversion of the note.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full. The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012. In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest. As of December 31, 2015, the Company had repaid $510,072 of the H&K Note and the outstanding balance was $339,439.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On September 7, 2012, the Company issued a Secured Promissory Note (the “Caragol Note”) in the principal amount of $200,000 to William J. Caragol (“Caragol”), the Company’s chairman and chief executive officer, in connection with a $200,000 loan to the Company by Caragol. The Caragol Note accrues interest at a rate of 5% per annum, and principal and interest on the Caragol Note are due and payable on September 6, 2013. The Company agreed to accelerate the repayment of principal and interest in the event that the Company raises at least $1,500,000 from any combination of equity sales, strategic agreements, or other loans, with no prepayment penalty for any paydown prior to maturity. The Caragol Note was secured by a subordinated security interest in substantially all of the assets of the Company pursuant to a Security Agreement between the Company and Caragol dated September 7, 2012 (the “Caragol Security Agreement”). The Caragol Note may be accelerated if an event of default occurs under the terms of the Caragol Note or the Caragol Security Agreement, or upon the insolvency, bankruptcy, or dissolution of the Company. In December 2012, the Company paid $100,000 of the principal amount of the Caragol Note and all accrued interest owed on the date of payment. In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Caragol agreed to terminate his security interest, effective January 16, 2013. During the year ended December 31, 2015, the Company paid the outstanding principal and interest on the Caragol Note and there was no outstanding balance on the Caragol note as of December 31, 2015.

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception dates and as of December 31, 2015 and 2014 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	December 31, 2015	December 31, 2014
Volatility	195 - 374%	217%	235%
Expected Term	0.4 - 1.50 years	0.03 - 1.46 years	0.03 - 1.40 years
Risk Free Interest Rate	0.21 - 2.0%	0.65%	0.12 - 2%

The following reflects the initial fair value on the note inception dates in 2015 and 2014 and changes in fair value through December 31:

	2015	2014
Balance, January 1	$2,151,502	$-
Note inception date fair value allocated to debt discount	6,329,600	2,160,700
Note inception date fair value allocated to other expense	3,647,873	681,137
Reclassification of derivative liability to equity upon debt conversion	(3,122,354)	(207,608)
Change in fair value	(1,220,797)	(482,727)
Embedded conversion option liability fair value	$7,785,824	$2,151,502

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives. The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the BSM option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2014:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$2,151,502	$-	$-	$2,151,502

Balance at December 31, 2015:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$7,785,824	$-	$-	$7,785,824

9. Stockholders’ Deficit

Authorized Common Stock

As of December 31, 2015, the Company was authorized to issue 3.9 billion shares of common stock. On April 30, 2015, the Company filed the Sixth Amendment to the Second Amendment and Restated Certificate of Incorporation, as amended, with the State of Delaware to increase the number of authorized common shares to 1.97 billion shares. On February 25, 2016, the Company filed the Seventh Amendment to the Second Amendment and Restated Certificate of Incorporation, as amended, with the State of Delaware to increase the number of authorized common shares to 3.9 billion shares.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Stock Option Plans

On August 26, 2011, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the 2011 Plan, up to 1 million shares of common stock may be granted pursuant to awards. As of December 31, 2015, approximately 0.3 million options and shares have been granted under the 2011 Plan, and approximately 0.7 million remaining shares may be granted under the 2011 Plan. Awards to employees under the Company’s stock option plans generally vest over a two-year period, with pro-rata vesting upon the anniversary of the grant. Awards of options have a maximum term of ten years and the Company generally issues new shares upon exercise.

In addition, as of December 31, 2015, 13.9 million warrants to purchase the Company’s common stock have been granted outside of the Company’s plans, 13.5 million warrants which remain outstanding as of December 31, 2015. These warrants were granted at exercise prices ranging from $0.02 to $22.0 per share, are fully vested and are exercisable for a period from five to seven years.

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

On December 4, 2015, the Company’s Board of Directors approved and adopted the Thermomedics, Inc. 2015 Flexible Stock Plan (“Thermomedics 2015 Plan”). The Thermomedics 2015 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the Thermomedics 2015 Plan, up to 5 million shares of common stock may be granted pursuant to awards. As of December 31, 2015, no stock-based awards has been issued under the Thermomedics 2015 Plan.

A summary of option activity under the Company’s option plans and outside of the Company’s option plan for the years ended December 31, 2015 and 2014 is as follows (in thousands, except per share amounts):

	2015		2014
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	2,856	$1.26	1,409	$2.83
Granted	21,740	$0.02	1,450	$0.04
Exercised	—	$—	—	$—
Forfeited	—	$—	(3)	$136.13
Outstanding at year end	24,596	$0.17	2,856	$1.26
Exercisable at year end	4,206	$0.87	2,756	$1.31
Shares available for grant within Company’s option plans at year end	1,280		1,180

			Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices			Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.00	to	$9.00	24,547	8.97	$0.06	4,157	$0.23
$9.25	to	$15.00	33	7.13	$10.13	33	$10.13
$17.00	to	$49.75	2	7.3	$41.13	2	$41.13
$73.13	to	$143.75	11	5.17	$142.71	11	$142.71
Above $143.75			3	4.88	$233.04	3	$233.04
			24,596	8.96	$0.17	4,206	$0.87
Vested options			4,206	8.86	$0.87

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The weighted average per share fair value of grants made in 2015 and 2014 under the Company’s incentive plans was $0.02 and $0.04, respectively.

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

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2015	2014
Expected dividend yield	—	—
Expected stock price volatility	184 - 204%	184 -188%
Risk-free interest rate	1.39 – 1.74%	1.65 - 1.74%
Expected term (in years)	5.0	5.0

A summary of restricted stock outstanding under the stockholder approved plans outstanding as of December 31, 2015 and 2014 and changes during the years then ended is presented below (in thousands):

	2015	2014
Unvested at beginning of year	200	300
Issued	—	—
Vested	(200)	(100)
Forfeited	—	—
Unvested at end of year	—	200

Warrants

From time to time the Company issues warrants both for compensatory purposes to consultants and advisors, and to financial institutions in conjunction with financing activities.

Activity related to warrants issued in conjunction with financing transactions for the year ended December 31, 2015 is as follows (in thousands):

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	385	$0.53
Granted	2,000	0.08
Exercised	(383)	0.41
Expired	(2)	22.00
Outstanding at December 31, 2014	2,000	$0.08
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2015	2,000	$0.08
Exercisable at December 31, 2015	2,000	$0.08
Weighted average grant date fair value		$0.08

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Activity related to the warrants issued for compensatory purposes for the year ended December 31, 2015 is as follows (in thousands):

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,500	$0.20
Granted	—	—
Exercised	—	—
Expired	(10)	15.00
Outstanding at December 31, 2014	2,490	$0.14
Granted	9,000	0.02
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2015	11,490	$0.05
Exercisable at December 31, 2015	8,450	$0.04
Weighted average grant date fair value		$0.05

On July 1, 2014, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.08 per share and are exercisable for a period of four years from the vest date. The warrants expire in 2017.

On October 24, 2014, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.08 per share and are exercisable for a period of four years from the vest date. The warrants expire in 2017.

On October 1, 2015, pursuant to a consulting agreement with two advisors, the Company issued to each advisor, warrants to purchase 2,000,000 shares of common stock, of which 1,600,000 are immediately exercisable and 400,000 are exercisable upon completion of services. The warrants have an initial exercise price of $0.028 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2020.

On October 28, 2015, pursuant to a consulting agreement with an advisor, the Company issued immediately exercisable warrants to purchase 1,000,000 shares of common stock at an initial exercise price of $0.03 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2020.

On October 1, 2015, pursuant to a consulting agreement with an advisor, the Company issued warrants to purchase 4,000,000 shares of common stock, of which 2,000,000 are immediately exercisable and 2,000,000 are exercisable upon completion of services. The warrants have an initial exercise price of $0.02 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2020.

Stock-Based Compensation

Stock-based compensation expense for awards granted to employees is recognized on a straight-line basis over the requisite service period based on the grant-date fair value. Forfeitures are estimated at the time of grant and require the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded compensation expense related to stock options and restricted stock of approximately $492,000 and $1,701,000 for the years ended December 31, 2015 and 2014, respectively. The intrinsic value for all options outstanding was approximately nil as of December 31, 2015 and 2014.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

During the year ended December 31, 2015, the Company issued an aggregate of 100,000 shares of restricted stock, outside of the approved employee stock incentive plans, to employees valued between $0.03 per share, or an aggregate $3,000 based on quoted common stock prices on the grant date and was fully expensed as of December 31, 2015. During the year ended December 31, 2014, the Company issued an aggregate of 1,100,000 shares of restricted stock, outside of the approved employee stock incentive plans, to employees valued between $0.026 and $0.075 per share, or an aggregate $77,600 based on quoted common stock prices on the grant dates, and recorded related stock-based compensation of approximately $34,000 with the remainder to be recognized over the respective vesting periods.

During the year ended December 31, 2015, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 12,200,000 shares of restricted stock to consultants and advisors valued between $0.0183 and $0.0394 per share and recorded related stock-based compensation of approximately $278,000 for 2015 and 2014 vested amounts. During the year ended December 31, 2014, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 8,230,000 shares of restricted stock to consultants and advisors valued between $0.02 and $0.10 per share and recorded related stock-based compensation of approximately $423,000 for 2013 and 2014 vested amounts.

During the year ended December 31, 2015, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 18,090,000 options to directors and employees, an aggregate of 3,650,000 options to consultants and recorded related stock-based compensation of approximately $113,000 for the year ended December 31, 2015. During the year ended December 31, 2014, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 1,200,000 options to employees, an aggregate of 250,000 options to consultants and recorded related stock-based compensation of approximately $49,000 for the year ended December 31, 2014.

Series I Preferred Stock

On September 30, 2013, the Board of Directors authorized and in November 2013, the Company filed with the State of Delaware, a Certificate of Designations of Preferences, Rights and Limitations of Series I Preferred Stock (the “Certificate”). The Series I Preferred Stock ranks junior to the Company’s Series F Preferred Stock and to all liabilities of the Company and is senior to the Common Stock and any other preferred stock. The Series I Preferred Stock has a stated value per share of $1,000, a dividend rate of 6% per annum, voting rights on an as-converted basis and a conversion price equal to the closing bid price of the Company’s Common Stock on the date of issuance. The Series I Preferred Stock is required to be redeemed (at stated value, plus any accrued dividends) by the Company after three years or any time after one year, the Company may at its option, redeem the shares subject to a ten-day notice (to allow holder conversion). The Series I Preferred Stock is convertible into the Company’s Common Stock, at stated value plus accrued dividends, at the closing bid price on September 30, 2013, any time at the option of the holder and by the Company in the event that the Company’s closing stock price exceeds 400% of the conversion price for twenty consecutive trading days. The Company has classified the Series I Preferred Stock as a liability in the consolidated balance sheet due to the mandatory redemption feature. The Series I Preferred Stock has voting rights equal to the number of shares of Common Stock that Series I Preferred Stock is convertible into, times twenty-five. The holders of Series I Preferred Stock will have voting control in situations requiring shareholder vote.

On September 30, 2013, the Company issued 413 shares of Series I Preferred Stock to settle $413,000 of accrued and unpaid compensation to its Board of Directors and management (see Note 8), at a conversion price of $0.036, which was the closing bid price on September 30, 2013. The Series I Preferred Stock will vest on January 1, 2018, subject to acceleration in the event of conversion or redemption. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates the vesting.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

On December 31, 2013, the three independent directors were each granted 25 shares of Series I, as a component of their 2014 board compensation. On January 14, 2014 an additional 512 shares of Series I were issued to the Company’s CEO, President and Senior Vice President. Of these shares 381 were issued to the Company’s chief executive officer as follows: (i) 138 shares issued for 2013 incentive compensation, (ii) 143 shares were issued for his agreement to amend his employment contract and reduce his annual salary from the remainder of the term of the contract to $200,000, per annum, and (iii) 100 shares of Series I as a tax equalization payment to compensate Mr. Caragol for taxes paid on unrealized stock compensation during prior years. All Series I shares granted vest on January 1, 2018. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates vesting. As such earlier, the Company recorded an expense, since vesting is at the holder’s option in the amount of $688,000 in 2014 and $75,000 in 2013, representing the fair value of the shares during the year ended December 31, 2014.

On January 12, 2015, shares of Series I were issued as follows: (i) 50 shares of Series I were issued to each of three independent board members as a component of their 2015 compensation (150 shares total), and (ii) 475 shares of Series I were issued to the Company’s management as a component of their 2014 incentive compensation at a conversion price of $0.027, which was the closing bid price on January 12, 2015. The Company recorded a total expense of $812,500 at the time of issuance, for the Series I shares granted which will vest on January 1, 2018. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates vesting.

On December 22, 2015, shares of Series I were issued as follows: (i) 25 shares of Series I were issued to each of three independent board members as a component of their 2016 compensation (75 shares total), and (ii) 325 shares of Series I were issued to the Company’s management as a component of their 2015 incentive compensation at a conversion price of $0.0207, which was the closing bid price on December 22, 2015. The Company recorded a total expense of $520,000 at the time of issuance, for the Series I shares granted which will vest on January 1, 2018. The Series I Preferred may also be converted into common shares in advance of their vesting, at the option of the holder, which in turn accelerates vesting.

10. Income Taxes

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

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets (liabilities):
Accrued expenses and reserves	$411	$273
Stock-based compensation	1,529	990
Intangibles	(88)	(14)
Property and equipment	1	4
Net operating loss carryforwards	33,577	29,967
Gross deferred tax assets	35,430	31,220
Valuation allowance	(35,430)	(31,220)
Net deferred taxes	$—	$—

The valuation allowance for U.S. deferred tax assets increased by $4.2 million in 2015 due mainly to the generation of U.S. net operating losses. As a result of the Company’s history of incurring operating losses a full valuation allowance against the net deferred tax asset has been recorded at December 31, 2015 and 2014.

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2015		2014

Statutory tax benefit	%	(34)%	(34)
State income taxes, net of federal effects		(4)	(4)
Permanent items		—	(3)
Other		1	—
Change in deferred tax asset valuation allowance		37	41

Provision for income taxes	%	—%	—

As of December 31, 2015, the Company had U.S. federal net operating loss carry forwards of approximately $91 million for income tax purposes that expire in various amounts through 2035. The Company also has approximately $65 million of state net operating loss carryforwards that expire in various amounts through 2035.

Based upon the change of ownership rules under IRC Section 382, the Company had a change of ownership in December 2007 exceeding the 50% limitation threshold imposed by IRC Section 382. The Company experienced subsequent changes in ownership during 2008 through 2015 as a result of the Company issuing common shares which could potentially result in additional changes of ownership under IRC Section 382. As a result the Company’s future utilization of its net operating loss carryforwards will be significantly limited as to the amount of use in any particular year, and consequently may be subject to expiration.

The Company files consolidated tax returns in the United States federal jurisdiction and in the various states in which it does business. In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before December 31, 2012.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum.

On February 28, 2014, the Company received final notice from the CRA. The Company determined that it will not further appeal the decision in the final notice and reached a settlement with the CRA, resulting in a partial refund of Stanley’s upfront payment. As of December 31, 2015, the Company had made payments to Stanley of $645,777, Stanley had received a refund of $129,520 and the remaining liability to be paid to Stanley is approximately $201,000, as reflected on the accompanying consolidated balance sheet as “Tax Contingency”.

11. Commitments and Contingencies

Lease Commitments

The Company leases certain office space under non-cancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in October 18, 2018, lab and office space in Pleasanton, California a lease scheduled to expire in September 30, 2018 and office and manufacturing space in Concord, California which is currently on a month-to-month commitment. Rent expense under operating leases totaled approximately $136,000 and $101,000 for the years ended December 31, 2015 and 2014, respectively.

Other Commitments

Pursuant to the GlucoChip Agreement (see Note 4), the Company also agreed to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. In 2014, the Company funded VeriTeQ $60,000 and an additional $140,000 less $5,000 OID during 2015. VeriTeQ issued the Company a Convertible Promissory Note in the total principal amount of $200,000 as of December 31, 2015. As VeriTeQ is in default of its agreements with the Company, there is no intention to provide any additional funding to VeriTeQ, under the GlucoChip Agreement or otherwise.

Exergen Litigation

On October 10, 2012, the Thermomedics and its former parent company, Sanomedics (together “Sano”) received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that the Company infringed on certain patents relating to the Sano’s non-contact thermometers. On May 21, 2013, Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against Sano. On September 3, 2013, the Sano filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sano filed a partial dismissal that removes Sano’s previous product, the Talking Non-Contact Thermometer, from the lawsuit. Exergen’s claims against the Caregiver TouchFree Thermometer are ongoing. On September 15, 2015, the United States District Court – District of Massachusetts, entered an order granting the Sano’s motion for summary judgement, ruling that that patents claims made by Exergen against Sano were invalid. Exergen has advised the court that it intends to appeal that summary judgment order. The Company has assumed responsibility to defend these claims will continue to vigorously defend its rights to market and sell the Caregiver thermometer. Management believes the Company will be successful in its defense.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Other Legal Proceedings

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

Distributor and Supplier Agreements

Under certain agreements the Company may be subject to penalties if they are unable to supply products under its obligations. Since inception, the Company has never incurred any such penalties.

12. Employment Contracts and Stock Compensation

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (the “First Caragol Amendment”) between the Company and Mr. Caragol in connection with Mr. Caragol’s assumption of the position of Chairman of the Board of the Company effective December 6, 2011. The First Caragol Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 738,916 shares of our restricted common stock, which vest on January 1, 2016. The remaining $75,000 was paid through the issuance of Series I Preferred Stock (see below). The First Caragol Amendment obligates the Company to grant to Mr. Caragol an aggregate of 0.5 million shares of restricted stock over a four-year period as follows: (i) 100,000 shares upon execution of the First Caragol Amendment, which shall vest on January 1, 2014, (ii) 100,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 100,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 100,000 shares on January 1, 2014, which shall vest on January 1, 2016, and (v) 100,000 shares on January 1, 2015, which shall vest on January 1, 2016. Stock compensation expense related to the restricted share grants totaled approximately $103,000 and $101,000 for the year ended December 31, 2015 and 2014, respectively. On January 14, 2014, Mr. Caragol’s agreement was further amended, lowering his salary to $200,000 per annum through the remaining term of the agreement in exchange for the issuance of 143 shares of Series I Preferred Stock.

The term of Mr. Caragol’s employment agreement ended on December 31, 2015. On April 8, 2016, the Company entered into employment contracts with both Mr. Caragol and Mr. Probst, effective January 1, 2016. The terms of Mr. Caragol’s employment contract include a three-year term and a salary of $275,000, with $75,000 of that salary deferred until such time as the Company’s working capital is sufficient to fund such payments. Mr Caragol’s salary will automatically adjust to $350,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Caragol is eligible for annual bonuses and was granted 25,000,000 stock options, which vest; (i) 8,500,000 on January 1, 2017; (ii) 8,250,000 on January 1, 2018; (iii) 8,250,000 on January 1, 2019. Mr. Caragol is also entitled to the use of a Company car and related expenses and an unaccountable expense allowance of $25,000. The terms of Mr. Probst’s employment contract include a three-year term and a salary of $200,000. Mr Probst’s salary will automatically adjust to $250,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Probst is eligible for annual bonuses and was granted 15,000,000 stock options, which vest; (i) 5,100,000 on January 1, 2017; (ii) 4,950,000 on January 1, 2018; (iii) 4,950,000 on January 1, 2019.

If either Mr. Caragol or Mr. Probst’s employment is terminated prior to the expiration of the term of his employment agreement, certain significant payments become due. The amount of such payments depends on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of 2.0 times and 2.95 times in the case of Mr. Probst and Mr. Caragol, respectively of the then current base salary and the same multipliers of the highest bonus paid to the execuctive during the three calendar years immediately prior to the change of control. Any outstanding stock options or restricted shares held by the executive as of the date of his termination or a change of control become vested and exercisable as of such date, and remain exercisable during the remaining life of the option. The employment agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through two years from the date the employment agreement is terminated.

On September 28, 2012, the employment of Bryan D. Happ, our Chief Financial Officer terminated. In connection with the termination of Happ’s Employment and Non-Compete Agreement dated September 30, 2011, we and Mr. Happ entered into a Separation Agreement and General Release, or the Separation Agreement, on September 28, 2012. Pursuant to the Separation Agreement, Mr. Happ was due to receive payments totaling $404,423, or the Compensation, consisting of past-due accrued and unpaid salary and bonus amounts plus termination compensation. Of the Compensation, $100,000 was paid with 200,000 shares of our restricted common stock (such shares not issued under a stockholder approved plan) and $304,423 was to be paid in cash. As of December 31, 2015, we have paid $231,223 of the cash balance to Mr. Happ and the remaining outstanding amount accrued as of December 31, 2015 was approximately $73,200.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

13. Agreements with The Boeing Company

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

At the time of entering into the Boeing Teaming and License Agreements we evaluated the Boeing license revenue recognition and concluded that all elements necessary to complete the earnings process were complete as of the date of receipt of the $2.5 million of license fees, with the exception of the completion of the terms of the Teaming Agreement, which is a delivery requirement under the License Agreement. The Teaming Agreement, as extended, expired in August 2015, and as such the $2.5 million license fee previously received recorded as deferred revenue was recognized during the year ended December 31, 2015.

Pursuant to the Boeing Security Agreement, the Company granted Boeing a security interest in all its assets, including the licensed products and intellectual property rights (as defined in Boeing License Agreement), to secure the Company’s performance under the Boeing License Agreement.

14. Subsequent events

On January 28, 2016, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated January 28, 2016 (the “Note IV SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate principal amount of $2,187,500 and subscription amount of $2,100,000 (the “Purchase Price”), net of OID. Pursuant to the Note IV SPA, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Note IV”) to the Purchaser. The Purchase Price is scheduled to be paid in six equal monthly tranches of $350,000, subject to the discretion of the Purchaser. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, on a semi-monthly basis, subject to certain conditions and limitations contained in the Note IV SPA. The amortization payments will begin on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company also reimbursed the Purchaser $30,000 for legal fees and transaction expenses from the proceeds of the first tranche. The use of proceeds from this financing is intended for general working capital. The Company received the first tranche on January 9, 2016.

In connection with the Company’s obligations under Note IV, the Company entered into a Security Agreement with the Purchaser, pursuant to which the Company granted a lien on all assets of the Company, subject to existing security interests, (the “Collateral”) for the benefit of the Purchaser, to secure the Company’s obligations under the Note. In the event of a default as defined in Note IV, the Purchaser may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

On March 9, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”). Note I was funded on March 11, 2016, with a maturity date of March 9, 2017, pursuant to Note I, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.028) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. As the note conversions includes a “lesser of” pricing provision, a derivative liability will be recorded by the Company.

On March 16, 2016, the Company borrowed $53,000 with a maturity date of on December 18, 2016, pursuant to a financing agreement. Under the agreement the Company received $50,000, which was net of $3,000 legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 35% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company will record a premium as the note is considered stock settled debt under ASC 480.

On April 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”).Note I was funded on April, 2016, with a maturity date of April 1, 2017, pursuant to Note I, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.028) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. As the note conversions includes a “lesser of” pricing provision, a derivative liability will be recorded by the Company.

On April 7, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $58,000, with a maturity date of April 7, 2018, pursuant to note, the Company will receive $50,000 of net proceeds, net of original issue discount and legal fees. The note bears an interest rate of 5%; and is convertible at variable conversion price at a 37% discount to the common shares price on the date of the note, as described in the note. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company will record a premium as the note is considered stock settled debt under ASC 480.

The Company, subsequent to year end, issued 55.1 million shares of common stock for the conversion of notes with a principal value of approximately $560,000 (see Note 8).

The Company, subsequent to year end, issued 3.4 million shares of common stock which vest immediately and with grant date fair value of $51,403, pursuant to the consulting agreements. The value will be amortized over the service periods.

The Company issued, subsequent to year end, to executive management, 40 million options to purchase shares of Company common stock, with an exercise price of $0.02, pursuant to the option agreements (see Note 12). The fair value of the options granted were estimated on the grant date using the Black-Scholes valuation model and has a grant date fair value of $79,737.

The Company, subsequent to year end, issued to an employee and consultant, 1.3 million options to purchase shares of Company common stocks, with an exercise price of $0.018 which vest immediately, pursuant to the option agreements. The fair value of the options granted were estimated on the grant date using the Black-Scholes valuation model and has a grant date fair value of $22,855.

EXHIBIT INDEX

Exhibit No.		Description

2.1		Stock Purchase Agreement, dated May 15, 2008, between PositiveID Corporation and The Stanley Works (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 16, 2008).
2.2		Stock Purchase Agreement, dated May 9, 2011 among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 12, 2011).
2.3		First Amendment to Stock Purchase Agreement, dated May 23, 2011, among PositiveID Corporation, MicroFluidic Systems and the individuals named therein (incorporated by reference to Exhibit 2.1 of the Form 8-K previously filed by PositiveID Corporation on May 25, 2011).
3.1		Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012, May 31, 2012, April 18, 2013, and December 8, 2014, April 30, 2015 and February 25, 2016.
3.2**		Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 and April 8, 2016
4.1		Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 10-K previously filed by PositiveID Corporation on March 19, 2010).
4.2		Amended and Restated Certificate of Designation of Series I Preferred Stock (incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on November 12, 2013 and on January 9, 2015)
4.3		Amended and Restated Certificate of Designation of the Series F Preferred Stock (incorporated by reference to Exhibit 4.1 of the Form 8-K filed by PositiveID Corporation on December 19, 2013)
4.4		Certificate of Designations of Preferences, Rights and Limitations of Series J Convertible Preferred Stock (12)
10.1	*	PositiveID Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-8 previously filed by PositiveID Corporation on September 7, 2011) (Registration No. 333-176716).
10.2	*	Form of Non-Qualified Stock Option Award Agreement under the PositiveID Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 of the Form 10-K previously filed by PositiveID Corporation on April 16, 2013).
10.3	*	Form of Restricted Stock Award Agreement under the PositiveID Corporation 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 of the Form 10-K previously filed by PositiveID Corporation on April 16, 2013).
10.4	*	Employment and Non-Compete Agreement, dated September 30, 2011 between PositiveID Corporation and Bryan D. Happ (incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on September 30, 2011).
10.5		Secured Promissory Note, dated January 11, 2012, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.65 of the Form S-1 previously filed by PositiveID Corporation on January 25, 2012).
10.6		Letter Agreement, dated March 7, 2012, between PositiveID Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.10 of the Form 10-Q previously filed by PositiveID Corporation on May 14, 2012).
10.7		Letter Agreement, dated May 30, 2012, between PositiveID Corporation and Stanley Black & Decker, Inc. (incorporated by reference to Exhibit 10.76 of the Registration Statement on Form S-1/A previously filed by PositiveID Corporation on June 5, 2012) (Registration No. 333-180645).
10.8		Secured Promissory Note, dated July 9, 2012, between PositiveID Corporation and Holland & Knight LLP (incorporated by reference to Exhibit 10.8 of the Form 10-Q previously filed by PositiveID Corporation on August 20, 2012).
10.9		Separation Agreement and General Release, dated September 28, 2012, between PositiveID Corporation and Bryan D. Happ (incorporated by reference to Exhibit 10.14 of the Form 10-Q previously filed by PositiveID Corporation on November 16, 2012).
10.10		Agreement, dated February 15, 2013, among PositiveID Corporation, Smart Glucose Meter Corp., Easy Check Medical Diagnostics, LLC, Easy-Check Medical Diagnostic Technologies Ltd., and Benjamin Atkin (incorporated by reference to Exhibit 10.99 of the Form 10-K previously filed by PositiveID Corporation on April 16, 2013).
10.11		Letter Agreement, dated July 8, 2013, between PositiveID Corporation and VeriTeQ Acquisition Corporation (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K previously filed by PositiveID Corporation on July 10, 2013).
10.12		Letter Agreement, dated November 8, 2013, by and among PositiveID Corporation and VeriTeQ Corporation (f/k/a Digital Angel Corporation) (incorporated by reference to Exhibit 10.2 of the Form 8-K filed by PositiveID Corporation on November 14, 2013)
10.13		Statement of Work, dated February 4, 2014, between the Company and Hamilton Sundstrand (1)
10.14		Purchase Order, dated March 28, 2014, between the Company and Hamilton Sundstrand (1)
10.15		Securities Purchase Agreement, dated August 13, 2014, with Toledo Advisors LLC (2)
10.16		First Convertible Promissory Note dated August 13, 2014 with Toledo Advisors LLC (2)
10.17		Second Convertible Promissory Note dated August 13, 2014 with Toledo Advisors LLC (2)
10.18		Financing Agreement, dated June 30, 2014, with Macallan Partners, LLC (2)
10.19		Convertible Debenture, dated June 30, 2014, with Macallan Partners, LLC (2)
10.20		Securities Purchase Agreement, dated September 15, 2014, with Union Capital, LLC (3)
10.21		First 8% Convertible Redeemable Note, dated September 15, 2014, with Union Capital, LLC (3)
10.22		First 8% Convertible Redeemable Note, dated September 15, 2014, with Union Capital, LLC (3)
10.23		Securities Purchase Agreement, dated September 19, 2014, with Auctus Private Equity Fund, LLC (3)
10.24		Convertible Promissory Note, dated September 19, 2014, with Auctus Private Equity Fund, LLC (3)

10.25	Securities Purchase Agreement, dated September 29, 2014, with KBM Worldwide, Inc. (4)
10.26	Convertible Redeemable Note, dated September 29, 2014, with KBM Worldwide, Inc. (4)
10.27	Convertible Redeemable Note, dated September 30, 2014, with JSJ Investments Inc. (4)
10.28	GlucoChip and Settlement Agreement, dated October 20, 2014, by PositiveID Corporation and VeriTeQ Corporation (5)
10.29	Convertible Promissory Note, principal amount $222,115.07, dated October 20, 2014, by PositiveID Corporation and VeriTeQ Corporation (5)
10.30	Convertible Promissory Note, principal amount $60,000, dated October 20, 2014, by PositiveID Corporation and VeriTeQ Corporation (5)
10.31	Securities Purchase Agreement, dated October 24, 2014, with Blue Citi, LLC (6)
10.32	Convertible Promissory Note, dated October 24, 2014, with Blue Citi, LLC (6)
10.33	Securities Purchase Agreement, dated October 21, 2014, with LG Capital (6)
10.34	First 8% Convertible Redeemable Note, dated October 21, 2014, with LG Capital (6)
10.35	Second 8% Convertible Redeemable Note, dated October 21, 2014, with LG Capital (6)
10.36	4% Original Issue Discount Senior Secured Promissory Convertible Note, dated November 21, 2014, by and between PositiveID Corp and Dominion Capital LLC (7)
10.37	Securities Purchase Agreement, dated November 21, 2014, by and between PositiveID Corp and Dominion Capital LLC (7)
10.38	Security Agreement, dated November 21, 2014, by and among PositiveID Corp, all of the Subsidiaries of the Company and Dominion Capital LLC (7)
10.39	Subsidiary Guarantee, dated November 21, 2014, made by the Subsidiaries in favor of Dominion Capital LLC (7)
10.40	Amendment and Restatement in Full of $550,000 Senior Secured, Convertible, Redeemable Debenture of PositiveID Corporation (8)
10.41	$158,400.00 Senior Convertible, Redeemable Debenture of PositiveID Corporation (8)
10.42	Convertible Note Agreement, dated May 11, 2015, between PositiveID Corporation and Regal Consulting (9)
10.43	Convertible Note Agreement, dated May 11, 2015, between PositiveID Corporation and Circadian Group (9)
10.44	Form of 4% Original Issue Discount Senior Secured Promissory Convertible Note, dated August 14, 2015, by and between PositiveID Corp and Dominion Capital LLC (10)
10.45	Form of Securities Purchase Agreement, dated August 14, 2015, by and between PositiveID Corp and Dominion Capital LLC (10)
10.46	Form of Security Agreement, dated August 14, 2015, by and among PositiveID Corp, all of the Subsidiaries of the Company and Dominion Capital LLC (10)
10.47	Form of Subsidiary Guarantee, dated August 14, 2015, made by the Subsidiaries in favor of Dominion Capital LLC (10)
10.50	Stock Purchase Agreement, dated October 21, 2015, by and between PositiveID Corporation and Sanomedics Inc. (11)
10.51	First Amendment to Stock Purchase Agreement, dated December 4, 2015, by and between PositiveID Corporation and Sanomedics Inc. (12)
10.52	Management Services and Control Agreement, dated December 4, 2015, by and between PositiveID Corporation and Sanomedics Inc. (12)
10.53	Security Agreement, dated December 4, 2015, by and between PositiveID Corporation and Thermomedics Inc. (12)
10.54	Security Agreement, dated December 4, 2015, by and between PositiveID Corporation and Sanomedics Inc. (12)
10.55	Convertible Secured Promissory Note, dated December 22, 2015, by and between PositiveID Corporation and Dick Glass (13)
10.56	Form of 4% Original Issue Discount Senior Secured Convertible Promissory Note, dated December 22, 2015, by and between PositiveID Corporation and Dominion Capital, LLC (13)
10.57	Stock Purchase Agreement, dated December 22, 2015, by and between PositiveID Corporation and Dick Glass (13)
10.58	Security Agreement, dated December 22, 2015, by and between PositiveID Corporation and Dick Glass (13)
10.59	Form of Securities Purchase Agreement, dated December 22, 2015, by and between PositiveID Corporation and Dominion Capital LLC (13)
10.60	Form of Security Agreement, dated December 22, 2015, by and between PositiveID Corporation and Dominion Capital, LLC (13)
10.61	Form of Subsidiary Agreement, dated December 22, 2015, by and between PositiveID Corporation and Dominion Capital, LLC (13)
10.62	Form of 4% Original Issue Discount Senior Secured Promissory Convertible Note, dated January 28, 2016, by and between PositiveID Corp and Dominion Capital LLC (14)
10.63	Form of Placement Agent Warrant, dated January 28, 2016, by and Between PositiveID Corp. and Aegis Capital Corp (14)
10.64	Form of Securities Purchase Agreement, dated January 28, 2016, by and between PositiveID Corp and Dominion Capital LLC (14)
10.65	Form of Security Agreement, dated January 28, 2016, by and among PositiveID Corp, all of the Subsidiaries of the Company and Dominion Capital LLC (14)
10.66	Form of Subsidiary Guarantee, dated January 28, 2016, made by the Subsidiaries in favor of Dominion Capital LLC (14)
10.67	March Agreement, dated March 4, 2016, by and between PositiveID Corporation, Sanomedics Inc., and Thermomedics, Inc. (15)
10.68	Form of Securities Purchase Agreement, dated March 9, 2016, with Union Capital, LLC (16)
10.69	Form of 12% Convertible Redeemable Note, dated March 9, 2016, with Union Capital, LLC (16)
10.70	Form of 12% Convertible Redeemable Note, dated March 9, 2016, with Union Capital, LLC (16)
10.71	Form of Union Collateralized Note, dated March 9, 2016, with PositiveID Corporation (16)
10.72	Form of Securities Purchase Agreement, dated March 16, 2016, with Vis Vires Group, Inc. (17)
10.73	Convertible Redeemable Note, dated March 16, 2016, with Vis Vires Group, Inc. (17)
10.74**	Form of Securities Purchase Agreement, dated April 1, 2016, with Union Capital, LLC

10.75**		Form of 12% Convertible Redeemable Note, dated April 1, 2016, with Union Capital, LLC
10.76**		Form of 12% Convertible Redeemable Note, dated April 1, 2016, with Union Capital, LLC
10.77**		Form of Union Collateralized Note, dated April 1, 2016, with PositiveID Corporation
10.78**		Form of Convertible Promissory Note, dated April 7, 2016, with Crown Bridge Partners, LLC.
10.79**		Form of Securities Purchase Agreement, dated April 7, 2016, with Crown Bridge Partners, LLC.
10.80**	*	PositiveID Corporation Employment and Non-Compete Agreement between the Company and William J. Caragol dated April 8, 2016.
10.81**	*	PositiveID Corporation Employment and Non-Compete Agreement between the Company and Lyle Probst dated April 8, 2016.

21.1**		List of Subsidiaries of PositiveID Corporation
31.1**		Certification by William J. Caragol, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Exchange Act Rules 13A-14(a) and 15d-14(a)
32.1**		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS**		XBRL Instance Document
101.SCH**		XBRL Taxonomy Extension Schema Document
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**		XBRL Taxonomy Extension Label Linkbase Document
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
**	Filed herewith

(1)	Incorporated by reference to the Form 10-K filed by PositiveID Corporation on April 11, 2014.
(2)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on August 22, 2014.
(3)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on September 26, 2014.
(4)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on October 10, 2014
(5)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on October 24, 2014
(6)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on October 31, 2014
(7)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on November 26, 2014
(8)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on December 30, 2014
(9)	Incorporated by reference to the Form 10-Q previously filed by PositiveID Corporation on May 15, 2015
(10)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on August 14, 2015
(11)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on October 21, 2015
(12)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on December 7, 2015
(13)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on December 29, 2015
(14)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on January 29, 2016
(15)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on March 8, 2016
(16)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on March 11, 2016
(17)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on March 18, 2016