Form 10-Q
period 2016-03-31
POSITIVEID Corp
filed 2016-05-16
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 6, 2016 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	564,815,586

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash	$262	$173
Accounts receivable	116	641
Inventories, net	1,362	1,768
Other receivables	123	123
Prepaid expenses and other current assets	118	243
Total Current Assets	1,981	2,948

Equipment, net	153	163
Goodwill	817	817
Intangibles, net	649	749
Other assets	19	18
Total Assets	$3,619	$4,695

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$285	$248
Accrued expenses and other current liabilities	933	950
Deferred revenue	1,063	1,847
Notes and loans payable, net of discounts	414	359
Short-term convertible debt and accrued interest, net of discounts and premiums	3,241	2,128
Embedded conversion option liability	8,791	7,786
Tax contingency	142	201
Contingent earn-out liability	93	123
Total Current Liabilities	14,962	13,642

Long Term Liabilities:
Loan payable	28	31
Contingent earn-out liability	184	184
Mandatorily redeemable preferred stock, 2,500 shares authorized; $0.001 par value; Series I Preferred – 2,025 and 2,025 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively; liquidation preference and redemption value of $2,215 and $2,196 at March 31, 2016 and December 31, 2015, respectively.	2,712	2,680
Total Liabilities	17,886	16,537

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Convertible preferred stock, 5,000,000 shares authorized, $0.01 par value; Series J Preferred – 125 and 125 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively; liquidation preference of $125,000 and $125,000, at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, 3,895,000,000 shares authorized, $.01 par value; 498,483,453 and 440,791,258 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	4,985	4,408
Additional paid-in capital	128,835	127,911
Accumulated deficit	(148,087)	(144,161)
Total Stockholders’ Deficit	(14,267)	(11,842)
Total Liabilities and Stockholders’ Deficit	$3,619	$4,695

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$1,664	$131

Cost of revenues	1,135	103

Gross profit	529	28

Operating expenses:
Selling, general and administrative	1,826	1,788
Research and development	95	296
Total operating expenses	1,921	2,084
Operating income (loss)	(1,392)	(2,056)

Other income (expense):
Interest expense	(1,641)	(1,125)
Change in fair value of embedded conversion option liability	(937)	(696)
Loss on extinguishment of debt	—	(104)
Other income (expense), net	44	120
Total interest and other income (expense), net	(2,534)	(1,805)
Net loss	(3,926)	(3,861)

Preferred stock dividends	(33)	(23)
Net loss attributable to common stockholders	$(3,959)	$(3,884)

Net Loss per common share attributable to common stockholders – basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding – basic and diluted	469,525,087	199,286,564

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2016

(In thousands, except share data)

(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	125	$—	440,791,258	$4,408	$127,911	$(144,161)	$(11,842)

Net loss	—	—	—	—	—	(3,926)	(3,926)
Common Stock issued for services	—	—	3,000,000	30	16	—	46
Vested shares returned	—	—	(65,800)	(1)	1	—	—
Other stock based compensation	—	—	—	—	303	—	303
Common Stock issued pursuant to convertible note conversions	—	—	54,757,995	548	32	—	580
Reclassification of derivative liability upon debt conversion	—	—	—	—	605	—	605
Preferred stock dividends	—	—	—	—	(33)	—	(33)
Balance at March 31, 2016	125	$—	498,483,453	$4,985	$128,835	$(148,087)	$(14,267)

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,926)	$(3,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110	63
Stock-based compensation	349	985
Convertible debt discounts and premium amortization	1,397	1,008
Loss on extinguishment of debt	—	24
Change in fair value of embedded conversion option liability	937	696
Change in contingent earn-out	(30)	—
Gain on sale of investment shares	—	(95)
Note issued as consideration for services	—	25
Changes in operating assets and liabilities:
(Increase) decrease in:
Account receivable	525	—
Prepaid expenses and other current assets	125	(5)
Inventory	406	—
Accounts payable and other accrued expense	20	(54)
Accrued interest	245	116
Deferred revenue	(784)	(65)
Tax contingency	(59)	(85)
Net cash used in operating activities	(685)	(1,248)

Cash flows from investing activities:
Proceeds from sale of investment shares, net	—	95
Net cash (used in) provided by investing activities	—	95

Cash flows from financing activities:
Proceeds from convertible debt financing, net of fees	825	1,858
Payments on short-term debt	(51)	(252)
Net cash provided by financing activities	774	1,606
Net increase in cash	89	453
Cash beginning of period	173	145
Cash end of period	$262	$598

Supplementary Cash Flow Information:
Cash paid for interest	$—	$20
Cash paid for income tax	$—	$—
Non-cash financing and investing activities:
Conversion of promissory notes into common stock	$580	$907
Reclassification of embedded conversion option liability upon conversion of debt	$605	$753
Reclassification of stock settle debt premium to equity upon conversion of debt	$—	$126
Discounts recorded for loan fees and original issue discount	$120	$292
Premium recorded on debt	$26	$—
Embedded conversion option liability recorded as debt discount	$673	$1,939
Stock issued for prepaid services	$46	$113

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

1. Organization and Basis of Presentation

PositiveID Corporation, including its wholly-owned subsidiaries Microfluidic Systems (“MFS”) and E-N-G Mobile Systems, Inc. (“ENG”), and Thermomedics, Inc. (“Thermomedics”), which the Company contractually controls (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing; markets the Caregiver® non-contact clinical thermometer; and manufactures specialty mobile labs and communication vehicles. The Company is currently developing Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications.

Authorized Common Stock

As of March 31, 2016, the Company was authorized to issue 3.9 billion shares of common stock. On February 25, 2016, the Company filed the Seventh Amendment to the Second Amendment and Restated Certificate of Incorporation, as amended, with the State of Delaware to increase the number of authorized common shares to 3.895 billion shares, from 1.97 billion shares.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2016, we had a working capital deficiency of approximately $13 million and a stockholders’ deficit of approximately $14.3 million, compared to a working capital deficit of approximately $10.7 million and a stockholders’ deficit of approximately $11.8 million as of December 31, 2015. The increase in the working capital deficit was primarily due to operating losses for the period and capital raised through convertible debt financings that was spent on operations.

We have incurred operating losses prior to and since the merger that created PositiveID. The operating losses during 2015 and for the three month ending March 31, 2016 are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection and Caregiver® products. We expect our operating losses to continue through 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In 2015 and for the first three months of 2016, we raised approximately $5.9 and $0.8 million, respectively from the issuance of convertible debt.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

There are no new accounting pronouncements during the three months ended March 31, 2016 that affect the consolidated financial position of the Company or the results of its operations. Accounting Standard Updates which are not effective until after March 31, 2016, including the pronouncements discussed below, are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ASU 2016-10:

In April 2016, FASB issued Accounting Standards Update (“ASU”), 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year to annual reporting periods beginning after December 15, 2017. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

ASU 2016-09:

In March 2016, FASB issued Accounting Standards Update (“ASU”), 2016-09—”Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

ASU 2016-02:

In February 2016, FASB issued Accounting Standards Update (“ASU”), 2016-02— “Leases (Topic 842), Section A—Leases: Amendments to the FASB Accounting Standards Codification®; Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification®; Section C—Background Information and Basis for Conclusions”. Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following:

1.	A public business entity

2.	A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market

3.	An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC).

For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application of the amendments in this Update is permitted for all entities. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

AUS 2015-11:

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

ASU 2014-09:

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries of which all are inactive except for MFS and ENG. Additionally, the Company consolidates the accounts of Thermomedics, Inc., which it contractually controls. All intercompany balances and transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2016 or December 31, 2015 respectively. The Company maintained its cash in various financial institutions during the year ended December 31, 2015 and as of March 31, 2016. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits. At times, cash deposits exceeded the federally insured limits however, the Company has not incurred any losses to date. There were no cash deposits that exceeded the federally insured limits as of March 31, 2016.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

Accounts receivable

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at March 31, 2016 and December 31, 2015.

Inventories

Inventory for consists of finished goods of our Caregiver® non-contact thermometers and in our Mobile Lab Segment consists of standard and manufactured frames and bodies of vehicles, components of mobile units and other materials and is stated at lower of cost or market and net realizable value on a first in first out basis. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated periodically and are based on the Company’s business plan and from feedback from customers and the product development team; however, estimates can vary significantly. As of March 31, 2016 and December 31, 2015, inventory reserves were not material.

Inventories consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Finished goods of Caregiver® non-contact thermometers	$32	$15
Materials inventory	1,264	966
Mobile vehicle inventory	66	787
	$1,362	$1,768

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates. The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was not material.

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

Depreciation expense for the three months ended March 31, 2016 and 2015 was $10,267 and $2,030, respectively.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

In assessing potential impairment of the intangible assets recorded in connection with the MFS, ENG and Thermomedics acquisitions, as of March 31, 2016, we considered the likelihood of future cash flows attributable to such assets. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets exists as of March 31, 2016. The Company performed its annual impairment test of goodwill as of December 31, 2015. As a result of this annual test, using the market capitalization method of valuation, it was determined that the goodwill balance as of December 31, 2015 was not impaired.

Amortization expense for the three months ended March 31, 2016 and 2015 was $100,083 and $61,150, respectively.

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

Concentrations

Concentration of Deferred Revenue

At March 31, 2016, the Company had deferred revenue of approximately $1.1 million of which 36% and 38% were from the Company’s two largest customers. As of December 31, 2015, the Company had deferred revenue of approximately $1.8 million of which 21%, 22% and 38% were from the Company’s three largest customers.

Concentration of Revenues

During the three months ended March 31, 2016, the Company had revenue of approximately $1.7 million of which 68% and 17% were from the Company’s two largest customers. During the three months ended March 31, 2015, the Company had revenue of approximately $0.1 million of which 100% was from a single customer.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

Concentration of Accounts Receivable

As of March 31, 2016 the Company had accounts receivable of approximately $116,000 of which 22%, 18% and 18% were from three of the Company’s largest customers. As of December 31, 2015, the Company had accounts receivable of approximately $641,000 of which 60% and 19% were from two of the Company’s largest customers.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three months ended March 31, 2016 and 2015 were not significant.

Shipping and Handling

Costs incurred by the Company for freight in are included in costs of revenue. Freight in costs incurred for the three months ended March 31, 2016 and 2015 were not significant.

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

March 31, 2016

(Unaudited)

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

The following potentially dilutive equity securities outstanding as of March 31, 2016 and as of December 31, 2015 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	March 31, 2016	December 31, 2015
Common shares issuable under:
Convertible notes	1,082,564	546,524
Convertible Series I Preferred Stock	92,044	70,490
Convertible Series J Preferred Stock	11,364	5,814
Stock options	65,896	24,596
Warrants	14,640	13,490
Unvested restricted common stock	3,332	3,332
	1,269,840	664,426

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During 2015, the Company only operated in one segment – Diagnostics and Detection. Beginning January 1, 2016, the Company operates in three business segments: Molecular Diagnostics, Medical Devices and Mobile Labs (see Note 9).

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

Reclassifications

The Company grouped $103,000 of costs reported in March 31, 2015 as Direct Labor into Cost of Revenues in 2016 to conform to the 2016 presentation.

3. Acquisitions/Dispositions

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

Additional earn-out payments may be earned by ENG. Each Earn-Out Payment, if any, will be calculated at 5% of the revenue actually recognized and realized from each of the contracts and purchase orders identified, with an earn-out value indicated for each on the signed backlog schedule (the “Signed Backlog Schedule”) subsequent to Closing. For purposes of determining whether any earn-out payments will be made and the amount of such payment, the term Signed Backlog Schedule means those signed contracts and purchase orders in effect as of the date of Closing but under which the product is yet to be delivered and all or a portion of the revenue is yet to be recognized as of Closing. The earn-out payments will be paid in cash within five business days following the date the Company recognizes the revenue (including deposits held) and receives full payment from the applicable contract or purchase order on the Signed Backlog Schedule. The Earn-Out Payments shall be subject to adjustment finalization of the purchase accounting. The Company recorded a contingent earn-out liability of approximately $123,000, as a current liability, as reflected in the consolidated balance sheet as of December 31, 2015. During the three months ended March 31, 2016, the Company paid ENG earn-out consideration of $29,592, and the remaining balance of the contingent earn-out liability recorded on the balance sheet as of March 31, 2016 is $92,766.

The estimated purchase price of the acquisition totaled $912,000, comprised of $750,000 in cash, a convertible seller note of $150,000 (“ENG Note”), the fair value of the contingent consideration estimated at approximately $123,000 net of an estimated recovery based on the closing net worth of ENG, estimated at $111,000, as of December 31, 2015 and March 31, 2016. The estimated recovery based on the closing net worth has been recorded in other receivable in the consolidated balance sheet at December 31, 2015 and March 31, 2016.The fair value of the contingent consideration was estimated based upon the present value of the expected future payouts of the contingent consideration and is subject to change upon the finalization of the purchase accounting.

The Company acquired ENG for a number of reasons including the experience of its workforce, the quality and long history of its product offerings, its prospects for sales and profit growth, and the Company’s ability to leverage its business relationships to create new growth opportunities.

In connection with the issuance of the ENG Note, the Company computed a premium of $50,000 as the note is considered a stock settled debt under ASC 480, all of which was amortized immediately as a non-cash expense charged to interest expense (see Note 4). The principal amount and premium are included in short-term convertible debt in the accompanying unaudited balance sheet.

Thermomedics Acquisition

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

In connection with the acquisition, additional earn-out payments of up to $750,000 for each of the fiscal years ending December 31, 2016 and 2017 may be earned by the Thermomedics if certain revenue thresholds are met as described in the Purchase Agreement. Such earn-out payments, if any, will consist of 25% in cash, up to $187,000 and 75% and in shares of preferred stock of the Company, up to 563 shares of Preferred Stock, for each of the fiscal years ending December 31, 2016 and 2017, respectively. The Company has recorded a contingent earn-out liability of $184,000, as a non-current liability, as reflected in the consolidated balance sheet as of March 31, 2016 and December 31, 2015.

The estimated purchase price of the acquisition totaled $484,000, comprised of $175,000 in cash, Series J preferred stock consideration of $125,000, and the fair value of the contingent consideration estimated at approximately $184,000. The fair value of the contingent consideration was estimated based upon the present value of the expected future payouts of the contingent consideration and is subject to change upon the finalization of the purchase accounting.

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

The Company acquired Thermomedics for a number of reasons including the quality of its Caregiver® product, its prospects for sales and profit growth, its management team strengths in sales and marketing FDA cleared medical devices, and their regulatory experience.

The Company is in the process of coordinating the final closing of the Thermomedics transaction with Sanomedics. Sanomedics is currently a dormant company which is delaying the process. The Company believes it will be able to complete the final closing during 2016.

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

	Thermomedics	ENG
Assets acquired:
Net tangible assets	$35	$2,584
Customer contracts and relationships	240	238
Other assets	12	7
Patents and other intellectual property	178	-
Goodwill	108	200
	573	3,029
Liabilities acquired:
Current liabilities	(89)	(2,116)
Long term debt	-	(1)
Total estimated purchase price	$484	$912

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The Company has recorded a contingent earn-out liability for Thermomedics and ENG in aggregate total of $277,000, as of March 31, 2016.

Contingent Earn-Out Liability (In thousands):
Balance of contingent earn-out liability as of December 31, 2015	$307
Payment during the three months ended March 31, 2016	(30)
Change in FV of liability during the three months ended March 31, 2016	—
Balance of contingent earn-out liability as of March 31, 2016	$277

The following supplemental unaudited pro forma information assumes that these acquisitions had occurred as of January 1, for the three months ended March 31, 2015 (in thousands except per share data):

For Three Months Ended March 31, 2015
(unaudited)
Revenue	$1,405
Net loss	$(3,651)
Loss per common share – basic and diluted	$(0.02)

The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred if these acquisitions had occurred on the dates indicated or that may result in the future.

Sale and License of VeriChip and GlucoChip Businesses

In a series of transactions between 2012 and 2014 PositiveID first licensed and subsequently sold all of the intellectual property related to its VeriChip and GlucoChip implantable microchip business to VeriTeQ Corporation, a business run by a former related party (CEO of the Company through 2011). The final agreement in the series was the GlucoChip Agreement, dated October 20, 2014. Between 2014 and 2015 the Company also advanced funds to VeriTeQ pursuant to the GlucoChip Agreement. As a result of these agreements, we hold a warrant and convertible notes in VeriTeQ as described below.

The Company holds a five year warrant dated November 13, 2013, with original terms entitling the Company to purchase 300,000 shares of VeriTeQ common stock at a price of $2.84. Pursuant to the terms of the warrant, in particular the full quantity and pricing reset provisions, the warrant had an original dollar value of $852,000 and can be exercised using a cashless exercise feature. As of March 31, 2016 and December 31, 2015, the warrant had remaining dollar value of $728,827. As of March 31, 2016 the Company had outstanding convertible notes receivable from VeriTeQ of $746,906 which includes default principal and interest. Pursuant to the warrant the Company realized $95,000 of other income during the three months ended March 31, 2015. As VeriTeQ is an early stage company, not yet fully capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains will be recognized.

On October 19, 2015, VeriTeQ received a default notice from its senior lender demanding repayment of approximately $2.1 million of indebtedness, secured by substantially all of VeriTeQ’s assets, which VeriTeQ was unable to repay. VeriTeQ also received a Notice of Disposition of Collateral advising the Company that the senior lender, acting as collateral agent, intended to sell the assets at auction, which it did on November 4, 2015. VeriTeQ has ceased its business operations related to implantable medical device identification. On November 25, 2015, VeriTeQ entered into a Stock Purchase Agreement with an unaffiliated company whereby VeriTeQ agreed to acquire all of the issued and outstanding membership interests of that company. During the three months ended March 31, 2016 the Company did not have an opportunity to sell any of its holdings in VeriTeQ. On May 6, 2016 VeriTeQ completed the closing pursuant to the November 25, 2015 Stock Purchase agreement.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

4. Equity and Debt Financing Agreements

Convertible Note Financings

Short-term convertible debt as of March 31, 2016 is as follows (In thousands):

	Notes	Accrued Interest	Total

Convertible notes with accrued interest accounted for as stock settled debt	$256	$—	$256
Conversion premiums	—	—	—
	256	—	256

Convertible notes with embedded derivatives	6,346	744	7,090
Derivative discounts	(3,560)	—	(3,560)
	2,786	744	3,530

Original issue discounts and loan fee discounts	(545)	—	(545)
	$2,497	$744	$3,241

Dominion Convertible Debt Financings

On November 25, 2014, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated November 25, 2014 (the “Note I SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate subscription amount of $4,000,000 (the “Purchase Price”). Pursuant to the Note I SPA, the Company issued a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Note I”) to the Purchaser. The Purchase Price will be paid in eight equal monthly payments of $500,000. Each individual Note was issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, subject to certain conditions contained in the Note I SPA. The Company also reimbursed the Purchaser $25,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $25,000 from the first tranche.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

On August 14, 2015, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated August 14, 2015 (the “Note II SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate subscription amount of $2,400,000 (the “Purchase Price”). Pursuant to the Note II SPA, the Company issued a series of 4% Original Issue Discount Senior Secured Convertible Promissory Note (collectively, the “Note II”) to the Purchaser. The Purchase Price was paid in six equal monthly payments of $400,000. Each individual Note was issued upon payment and is amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, subject to certain conditions contained in the Note II SPA. The Company also reimbursed the Purchaser $20,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $10,000 from the first tranche.

The aggregate principal amount of both Notes I and II are issued with a 4% original issue discount whereby the aggregate principal amount of Notes I and II is $6,400,000 but the actual purchase price of Notes I and II is $6,144,000. Each of Notes I and II accrue interest at a rate equal to 12% per annum and with maturity dates, depending on the date funded, between June 26, 2016 and June 30, 2017. Notes I and II are convertible any time after the issuance date of the notes. The Purchasers have the right to convert Note I into shares of the Company’s common stock at a conversion price equal to 95% of the daily VWAP on the trading day immediately prior to the closing of each tranche. The Purchasers have the right to convert Note II into shares of the Company’s common stock at a conversion price equal to $0.028. Additionally, under certain conditions defined in Notes I and II, the notes would be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Notes I and II can be prepaid at any time upon five days’ notice to the Holder by paying an amount in cash equal to the outstanding principal and interest and a 120% premium.

During 2015, the Company had received all eight tranches under the Note I SPA ($500,000 in 2014 and $3,650,000 in 2015 which includes an additional $150,000 added to one of the agreed $500,000 monthly funding as requested by the Company), with maturity dates, depending on the date funded, between June 26, 2016 and December 29, 2016, pursuant to a convertible note. Under the agreement the Company received $3,540,600, which was net of the $448,400 Purchaser’s expenses and legal fees and $166,000 which represents the 4% original issue discount. As of March 31, 2016, the Company has received, all six tranches under the Note II SPA with maturity dates of February 15, 2017 and June 30, 2017, pursuant to a convertible note. Under the agreement the Company received $2,143,000, which was net of Purchaser’s expenses, legal fees of $247,000 and a 4% original issue discount of $99,583. The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of Notes I and II, the Company recorded a debt discount of $387,000 in 2014, $5,116,600 in 2015 and $180,000 during the three months ended March 31, 2016, totaling to $5,683,600 of debt discount recorded, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $3,331,000 through 2015 and $945,000 during the three months ended March 31, 2016. During the three months ended March 31, 2016, $512,666 of the outstanding principal and interest on Notes I and II was converted into 50,539,759 shares of common stock. As of March 31, 2016, the outstanding principal and interest on Notes I and II were $5,438,615. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,936,405 was recorded when Notes I and II were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes I and II at March 31, 2016 was $6,574,813.

On December 22, 2015, in order to finance the acquisition of ENG, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated December 22, 2015 (the “Note III SPA”) for an aggregate principal amount of $901,042 and subscription amount of $865,000, net of OID (the “Purchase Price”). The Company also reimbursed the Purchaser $30,000 for legal fees and expenses from the proceeds of the Note. Pursuant to the Note III SPA, the Company shall issue a 4% Original Issue Discount Senior Secured Convertible Promissory Note (the “Note III”) to Dominion. Note III was issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock, on a semi-monthly basis, subject to certain conditions contained in the Note III SPA. The amortization payments will begin to be due starting on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company received funding for Note III on December 24, 2015, net proceeds of $751,500 (net of the $149,542 of legal fees, expenses and OID). Note III accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity date of June 15, 2017. Note III is convertible any time after its issuance date and Dominion has the right to convert any or all of Note III into shares of the Company’s common stock at a conversion price equal to $0.022, subject to adjustment as described in Note III. Additionally, under certain conditions defined in Note III, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note III can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

In connection with the issuance of the Note III, the Company recorded a debt discount of $751,500 when Note III was entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $127,000 for the three months ended March 31, 2016. As of March 31, 2016, the outstanding principal and interest on Note III was $933,169. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $1,267,800 was recorded when Note III was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note III at March 31, 2016 was $1,267,487.

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

The Company received the first tranche for Note IV on January 29, 2016, net proceeds of $293,600 (net of the $70,983 of legal fees, expenses and OID). Note IV accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity date of July 15, 2017. Note IV is convertible any time after its issuance date and Dominion has the right to convert any or all of Note IV into shares of the Company’s common stock at a conversion price equal to $0.022 subject to adjustment as described in Note IV. Additionally, under certain conditions defined in Note IV, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note IV can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. Subsequent to the funding of the first tranche the Purchaser and the Company agreed to delay further tranches, until such time as the Purchaser and Company mutually agree, both as to timing and amount.

In connection with the issuance of the Note IV, the Company recorded a debt discount of $293,600 when Note IV was entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $34,000 for three months ended March 31, 2016. As of March 31, 2016, the outstanding principal and interest on Note IV was $372,015. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $507,252 was recorded when Note IV was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note IV at March 31, 2016 was $513,128.

Pursuant to the Company’s obligations under Notes I, II, III and IV, the Company entered into a Security Agreement with the Purchaser, pursuant to which the Company granted a lien on all assets of the Company, subject to existing security interests, (the “Collateral”) for the benefit of the Purchaser, to secure the Company’s obligations under the Note. In the event of a default as defined in Notes I, II, III and IV, the Purchaser may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

Other Convertible Debt Financing

On June 18, 2014, the Company closed a financing agreement whereby the Company borrowed an aggregate principal amount of $247,500 with a 10% original note discount. The note has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of (i) a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion or (ii) $0.075. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The first tranche was funded on June 18, 2014 with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of June 17, 2016, pursuant to the convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest of the note was fully converted into 4,425,894 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The second tranche was funded on September 19, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of September 19, 2015, pursuant to a convertible note. In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the notes was fully converted into 6,980,938 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The third tranche was funded on December 22, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of December 22, 2015, pursuant to a convertible note. The Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of September 30, 2015. As of September 30, 2015, the outstanding principal and interest of the note was fully converted into 5,857,374 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $62,118 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The fourth tranche was funded on January 13, 2016, with a principal amount of $82,500 and net proceeds of $75,000, with a maturity date of January 13, 2018, pursuant to a convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $75,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $8,000 for the three months ended March 31, 2016. As of March 31, 2016, the outstanding principal and interest on the notes were $84,263. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $122,263 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for note at March 31, 2016 was $122,452.

On October 27, 2014, the Company borrowed $161,000 with a maturity date of October 27, 2015, pursuant to a financing agreement. Under the agreement the Company received $150,000, which was net of an original issue discount of $11,000. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the 10 days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with the Note, the Company granted the lender a warrant for 1,000,000 common shares at a strike price of $0.08. The warrant has a life of three years and its relative fair value of $33,404 has been recorded as a debt discount and additional paid in capital as of June 30, 2015. In connection with the issuance of the note, the Company computed a premium of $107,333 as the note is considered stock settled debt under ASC 480. On April 6, 2015, Dominion Capital LLC entered into a purchase and assignment of the note (see paragraph below), and the Company and Dominion amended the note, with the total amount of $166,681, with terms and conditions identical to Purchaser’s notes pursuant to the $4 Million Financing Agreement. Pursuant to the amendment the maturity date was extended to October 24, 2015. Additionally, on April 6, 2015, the Company and Purchaser entered into an $88,319 Senior Convertible, Redeemable Debenture of the Company, which was issued without proceeds as consideration for the Purchaser’s expenses in conjunction with the purchase and assignment with the Lender, including legal and transaction fees. This amount was recorded as a loss on debt extinguishment. As of June 30, 2015, the Company no longer has any outstanding debt owed to the Lender. The total recorded premium was accreted and charged to interest expense upon the assignment of the convertible note.

On April 6, 2015, the Company issued a new note for $166,681 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.0154) or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $88,319 as compensation for Purchaser’s costs related to the purchase and assignment. This $88,319 was expensed as a loss on debt extinguishment. In connection with the issuance of the notes, the Company recorded a debt discount of $255,000 related to the embedded conversion option derivative liability which has been fully amortized as of December 31, 2015. As of March 31, 2016, $161,000 of the principal and interest was converted into 15,975,309 shares of common stock. As of March 31 2016, the total outstanding principal and interest on the notes was $125,880. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $305,904 was recorded when these notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the notes. The total derivative liability balance at March 31, 2016 was $138,776.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

On March 9, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”) with a maturity date of March 9, 2017. Pursuant to Note I, the Company received $125,000 of proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.028) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $7,000 for the three months ended March 31, 2016. As of March 31, 2016, the outstanding principal and interest on Note I was $136,178. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $178,453 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at March 31, 2016 was $174,397.

On March 16, 2016, the Company borrowed $53,000 with a maturity date of on December 18, 2016, pursuant to a financing agreement. Under the agreement the Company received $50,000 of proceeds, net of $3,000 legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 35% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings.

In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480. As of March 31, 2016, the outstanding principal and interest on the note was $53,114.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full. The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012. In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest. As of March 31, 2016, the Company had repaid $547,743 of the H&K Note and the outstanding balance was $301,769 which is included in notes payable on the consolidated balance sheet.

On March 16, 2016, the Company entered into a factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $3,150 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount repaid of $144,900.

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception dates and as of March 31, 2016 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	March 31, 2016
Volatility	188 - 374%	234%
Expected Term	0.4 - 1.5 years	0.01 - 1.5 years
Risk Free Interest Rate	0.12 - 2%	0.59%

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

The following reflects the initial fair value on the note inception dates and changes in fair value through March 31, 2016:

Embedded conversion option liability fair value as of December 31, 2015	$7,786
Note inception date fair value allocated to debt discount	673
Note inception date fair value allocated to other expense	427
Reclassification of derivative liability to equity upon debt conversion	(605)
Change in fair value during three months ended March 31, 2016	510
Embedded conversion option liability fair value as of March 31, 2016	$8,791

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives. The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the BSM option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Balance at March 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$8,791	$-	$-	$8,791

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

A summary of option activity under the Company’s stock incentive plans as of March 31, 2016, and changes during the three months ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2015	24,596	$0.17
Granted	41,300	$0.03
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2016	65,896	$0.07
Exercisable at March 31, 2016	5,556	$0.66

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

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

All restricted stock outstanding under the Company’s stock incentive plans vested in 2015 and there are no restricted stock outstanding under the Company’s stock incentive plans as of March 31, 2016.

Additionally, the Company has 3.3 million unvested restricted shares outstanding, not issued under stock incentive plans, which have been issued to employees, directors, and consultants. These restricted shares vest on January 1, 2018.

During the three months ended March 31, 2016, 65,800 vested shares of the Company’s common stock was returned by a former affiliate.

The Company issued 3.0 million shares, with a grant date fair value of $46,400, to consultants for services rendered during the three months ended March 31, 2016.

During the three months ended March 31, 2016, 54.8 million shares were issued in connection with conversion of convertible promissory notes (see Note 4).

During the three months ended March 31, 2016, 41.3 million options have been granted outside of the Company’s plans of which 40 million options were issued to executive management (see Note 8), 0.3 million options to an employee and 0.8 million options to a consultant, pursuant to the agreements. These options has vesting periods between 0 to 4 years and a total grant date fair value of $820,220 which will be expense over the vesting period of the options.

As of March 31, 2016, 14.6 million warrants to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of March 31, 2016. These warrants were granted at exercise prices ranging from $0.02 to $0.75 per share, 11.8 million warrants are fully vested and 2.8 million warrants will vest upon completion of services. These warrants exercisable for a period from five to seven years. Included in the 14.6 million outstanding warrants are 1.2 million warrants with a grant date fair value of $21,175, issued as compensation for professional services during the three months ended March 31, 2016.

The Company recorded an expense related to stock options, restricted stock issued, and issuance of Series I Preferred to employees and advisors of approximately $0.3 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company had approximately $0.9 million of unamortized compensation related to stock option and restricted share grants. This compensation will be amortized as an operating expense over the remainder of 2016 through 2019.

During the three months ended March 31, 2016, 0.3 million options was issued under the Thermomedics 2015 plan to employees and consultant. These options had a grant date fair value of $109,600 and will be expensed over the 1 year vesting period of the options.

Series I Preferred Stock

As of March 31, 2016 and December 31, 2015, the Company had 2,500 shares of Series I Preferred Stock authorized and 2,025 issued and outstanding. There were no issuances of Series I Preferred Stock during the three months ended March 31, 2016. The Series I Preferred Stock is mandatorily redeemable and has a stated value per share of $1,000, a dividend rate of 6% per annum, voting rights on an as-converted basis and a conversion price equal to the closing bid price of the Company’s common stock on the date of issuance. The Series I Preferred Stock is required to be redeemed (at stated value, plus any accrued dividends) by the Company after three years or any time after one year, the Company may at its option, redeem the shares subject to a 10-day notice (to allow holder conversion). The Series I Preferred Stock is convertible into the Company’s common stock, at stated value plus accrued dividends, at the closing bid price on the day issued, any time at the option of the holder and by the Company in the event that the Company’s closing stock price exceeds 400% of the conversion price for 20 consecutive trading days. The Company has classified the Series I Preferred Stock as a liability in the unaudited condensed consolidated balance sheet due to the mandatory redemption feature. The Series I Preferred Stock has voting rights equal to the number of shares of Common Stock that Series I Preferred Stock is convertible into, times twenty-five. The holders of Series I Preferred Stock, which are held entirely by the Board of Directors and management of the Company has voting control in situations requiring shareholder vote.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

6. Taxes

The Company had an effective tax rate of nil for the three months ended March 31, 2016 and 2015. The Company incurred losses before taxes for the three months ended March 31, 2016 and 2015. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

In July 2008, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley. In January 2010, Stanley received a notice from the Canadian Revenue Agency (“CRA”) that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. This review covers all periods that the Company owned Xmark. The review performed by CRA resulted in an assessment of approximately $1.4 million, in 2011.

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum. To the extent that the Company and Stanley reach a successful resolution of the matter, or any part of the matter, through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable. As of March 31, 2016, the Company had made payments to Stanley of $665,777 and Stanley had received refund from the CRA of 129,520. Based on management’s estimate, including reconciling to Stanley’s accounts, the Company has a recorded tax contingency liability of $142,000 in the accompanying unaudited condensed consolidated financial statements as of March 31, 2016.

7. Commitments and Contingencies

Lease Commitments

The Company leases certain office space under non-cancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in October 18, 2018, lab and office space in Pleasanton, California a lease scheduled to expire in September 30, 2018 and office and manufacturing space in Concord, California which is currently on a month-to-month commitment. Rent expense under operating leases totaled approximately $44,000 and $21,000 for the three months ended March 31, 2016 and 2015, respectively.

Exergen Litigation

On October 10, 2012, the Thermomedics and its former parent company, Sanomedics (together “Sano”) received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that Sano infringed on certain Exergen patents relating to the Sano’s non-contact thermometers. On May 21, 2013, Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against Sano. On September 3, 2013, the Sano filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sano filed a partial dismissal that removes Sano’s previous product, the Talking Non-Contact Thermometer, from the lawsuit. Exergen’s claims against the Caregiver® TouchFree Thermometer are ongoing. On September 15, 2015, the United States District Court – District of Massachusetts, entered an order granting Sano’s motion for summary judgement, ruling that that patents claims made by Exergen against Sano were invalid. Exergen has advised the court that it intends to appeal that summary judgment order. The Company has assumed responsibility to defend these claims and will continue to vigorously defend its rights to market and sell the Caregiver® thermometer. Management believes the Company will be successful in its defense.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

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

8. Employment Contracts and Stock Compensation to Related Parties

On April 8, 2016, the Company entered into employment contracts with both Mr. Caragol, the Company’s CEO and Mr. Probst, the Company’s President, effective January 1, 2016. The terms of Mr. Caragol’s employment contract include a three-year term and a salary of $275,000, with $75,000 of that salary deferred until such time as the Company’s working capital is sufficient to fund such payments. Mr Caragol’s salary will automatically adjust to $350,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Caragol is eligible for annual bonuses and was granted 25,000,000 stock options (see Note 6), which vest; (i) 8,500,000 on January 1, 2017; (ii) 8,250,000 on January 1, 2018; and (iii) 8,250,000 on January 1, 2019. These options will expire on January 1, 2021. The terms of Mr. Probst’s employment contract include a three-year term and a salary of $200,000. Mr Probst’s salary will automatically adjust to $250,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Probst is eligible for annual bonuses and was granted 15,000,000 stock options (see Note 6), which vest; (i) 5,100,000 on January 1, 2017; (ii) 4,950,000 on January 1, 2018; and (iii) 4,950,000 on January 1, 2019. These options will expire on January 1, 2021.

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

9. Segments

The Company operates in three business segments: Molecular Diagnostics, Medical Devices and Mobile Labs.

Molecular Diagnostics

The Company develops molecular diagnostic systems for rapid medical testing and bio-threat detection and. The Company’s fully automated pathogen detection systems and assays are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry to detect biological weapons of mass destruction. The Company is developing Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications.

Medical Devices

Through its contractual control of Thermomedics, Inc., the Company markets and sells the Caregiver® product. Caregiver is an FDA-cleared for clinical use, infrared thermometer that measures forehead temperature in adults, children and infants, without contact. Caregiver is the world’s first clinically validated, non-contact thermometer for the healthcare providers market, which includes hospitals, physicians’ offices, medical clinics, nursing homes and other long-term care institutions, and acute care hospitals. Our Caregiver thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact. It therefore saves medical facilities the cost of probe covers ($0.05 to $0.10 per temperature reading), storage space and disposal costs.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

Mobile Labs

Our subsidiary, E-N-G Mobile Systems, is a leader in the specialty technology vehicle market, with a focus on mobile laboratories, command and communications applications, and mobile cellular systems. ENG builds mobile laboratories specifically designed for chemical and biological detection, monitoring and analysis ENG also provides specialty vehicle manufacturing for TV news vans and trucks, emergency response trailers, mobile command centers, infrared inspection, and other special purpose vehicles.

During 2015, the Company operated in a single segment. The following is the selected segment data as of and for the three months ended March 31, 2016:

Three months ended March 31, 2016	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$—	$120	$1,544	$—	$1,664
Operating income (loss)	$(273)	$(125)	$(17)	$(977)	$(1,392)
Depreciation and amortization	$(64)	$(27)	$(19)	$—	$(110)
Interest and other income (expense)	$7	$—	$—	$(2,541)	$(2,534)
Income (loss) before provision for income taxes	$(257)	$(125)	$(17)	$(3,527)	$(3,926)
Goodwill	$510	$108	$199	$—	$817
Segmented assets	$616	$675	$2,088	$240	$3,619
Expenditures for property and equipment	$—	$—	$—	$—	$—

10. Subsequent Events

On April 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”).Note I was funded on April 1, 2016, with a maturity date of April 1, 2017, pursuant to Note I, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.028) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. As the note conversions includes a “lesser of” pricing provision, a derivative liability will be recorded by the Company.

On April 12, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $58,000, with a maturity date of April 7, 2017, pursuant to note, the Company will receive $50,000 of net proceeds, net of original issue discount and legal fees. The note bears an interest rate of 5%; and is convertible at variable conversion price at a 37% discount to the common shares price on the date of the note or at a 47% discount if the lowest trading price equal to or is lower than $0.005, as described in the note. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. As the note conversions includes a “lesser of” pricing provision, a derivative liability will be recorded by the Company.

On April 18, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $143,000 (the “Notes”), with the first note being in the amount of $71,500 (“Note I”) and the second note being in the amount of $71,500 (“Note II”).Note I was funded on April 18, 2016, with a maturity date of April 18, 2017, pursuant to Note I, the Company received $55,000 of net proceeds, net of original issue discount of $6,500 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $65,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 38% discount of the average of the three lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company will record a premium as the note is considered stock settled debt under ASC 480.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

On April 18, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $126,000 (the “Notes”), with the first note being in the amount of $63,000 (“Note I”) and the second note being in the amount of $63,000 (“Note II”).Note I was funded on April 20, 2016, with a maturity date of April 19, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $60,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company will record a premium as the note is considered stock settled debt under ASC 480.

On April 28, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $437,500 (the “Notes”), with the first note being in the amount of $218,750 (“Note I”) and the second note being in the amount of $218,750 (“Note II”).Note I was funded on April 28, 2016, with a maturity date of April 27, 2017, pursuant to Note I, the Company received $190,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $20,000. Note II was initially paid for by the issuance of an offsetting $210,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.028) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. As the note conversions includes a “lesser of” pricing provision, a derivative liability will be recorded by the Company.

On April 8, 2016, the Company entered into employment contracts with both Mr. Caragol, the Company’s CEO and Mr. Probst, the Company’s President, effective January 1, 2016. The terms of Mr. Caragol’s employment contract include a three-year term and a salary of $275,000, with $75,000 of that salary deferred until such time as the Company’s working capital is sufficient to fund such payments. Mr. Caragol’s salary will automatically adjust to $350,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Caragol is eligible for annual bonuses and was granted 25,000,000 stock options, which vest: (i) 8,500,000 on January 1, 2017; (ii) 8,250,000 on January 1, 2018; and (iii) 8,250,000 on January 1, 2019. These options will expire on January 1, 2021. The terms of Mr. Probst’s employment contract include a three-year term and a salary of $200,000. Mr. Probst’s salary will automatically adjust to $250,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Probst is eligible for annual bonuses and was granted 15,000,000 stock options, which vest: (i) 5,100,000 on January 1, 2017; (ii) 4,950,000 on January 1, 2018; and (iii) 4,950,000 on January 1, 2019. These options will expire on January 1, 2021 (see Note 8).

On May 2, 2016 PositiveID Corporation (the “Company”), through its wholly owned subsidiary, E-N-G Mobile Systems, Inc. (“ENG”) entered into a revolving line of credit (the “Line”) with California Bank of Commerce (“CBC”). The terms of the Line allow ENG to borrow against its accounts receivable and inventory to manage its project based working capital requirements. The $350,000 Line has a maturity date of May 5, 2017 and borrowings under the Line bear interest at the Wall Street Journal Prime Rate plus 1.5% (currently 5.0%). The Company has provided a guaranty of the Line to CBC. The Line also contains certain representations, warranties, covenants and events of default, including the requirement to maintain specified financial ratios. ENG currently meets all such ratios. Breaches of any of these terms could limit ENG’s ability to borrow under the Line and result in increases in the interest rate under the Line.

On May 4, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $126,000 (the “Notes”), with the first note being in the amount of $63,000 (“Note I”) and the second note being in the amount of $63,000 (“Note II”).Note I was funded on May 4, 2016, with a maturity date of May 4, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $60,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company will record a premium as the note is considered stock settled debt under ASC 480.

The Company, subsequent to the quarter ended March 31, 2016, issued 65,898,333 shares of common stock for the conversion of notes with a principal and interest value of approximately $401,000.

The Company, subsequent to the quarter ended March 31, 2016, issued 435,000 shares of common stock which vest immediately and with grant date fair value of approximately $4,800, issued to consultants. The value will be amortized over the service periods.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Report on are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Report are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 11, 2016 under “Item 1A. Risk Factors” and elsewhere and include:

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

You should not place undue reliance on any forward-looking statements. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate future results or future period trends. Except as otherwise required by federal securities laws, we disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Report to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

PositiveID is a life sciences and technology company operating in three segments: Molecular Diagnostics, Medical Devices, and Mobile Labs.

In its Molecular Diagnostics segment, since its inception (including prior to acquisition of its wholly owned subsidiary), PositiveID, has received over $50 million in government grants and contract work for the Department of Defense, DHS, the Federal Bureau of Investigation, the National Aeronautics and Space Administration, the Defense Advanced Research Projects Agency and industrial clients. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction. PositiveID is also developing the Firefly Dx, an automated pathogen detection systems for rapid diagnostics, both for clinical and point of need applications. PositiveID has a substantial portfolio of intellectual property related primarily to sample preparation and rapid medical testing applications, and the Caregiver® non-contact thermometer.

On December 4, 2015, the Company entered into an agreement giving it complete operational control of Thermomedics, Inc. and its FDA-cleared Caregiver® ™ product. Caregiver® is a clinical grade, infrared thermometer for measurement of forehead temperature in adults, children, and infants, without contact. It delivers an oral-equivalent temperature directly from the forehead in 1-2 seconds. Since there is no skin contact and Caregiver® does not require probe cover supplies, it reduces the risk of cross-contamination, which is an increasing concern, and saves healthcare facilities the cost of covers.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

During 2015, the Company operated in a single segment. The following is the selected segment data for the three months ended March 31, 2016.

	Three Months Ended March 31,
	2016					2015
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total	Total
Revenue	$—	$120	$1,544	$—	$1,664	$131
Cost of revenue	—	32	1,103	—	1,135	103

Gross profit (loss)	—	88	441	—	529	28
Selling, general and administrative	183	208	458	977	1,826	1,788
Research and development	90	5	—	—	95	296

Total operating expenses	273	213	458	977	1,921	2,084
Operating income (loss)	$(273)	$(125)	$(17)	$(977)	$(1,392)	$(2,056)

Revenue

We reported revenue of $1.7 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The increased revenue was attributable to the Company’s acquisition of E-N-G and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the entire three months ended March 31, 2016. The Company’s current revenues are primarily generated from its Mobile Labs segment. Such revenue is recorded at the completion and delivery of mobile lab and telecommunications vehicles. As individual projects may be material, revenues from quarter to quarter can vary materially based on the timing of such deliveries.

Cost of Revenue and Gross Profit

Cost of revenue consist of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue generating products and agreements. Cost of revenue was $1.1 million and $0.1 million for three months ended March 31, 2016 and 2015, respectively. Gross profit increased from $28,000 in the three months ended March 31, 2015 to $529,000 in the three months ended March 31, 2016. The increased cost of revenue and gross profit was attributable to the Company’s acquisition of E-N-G and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the entire three months ended March 31, 2016.

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

Selling, general and administrative expense increased by $38,000, or 2%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This decrease was primarily driven by an increase in marketing and overhead, netted by increased segment selling, general and administrative costs at our Mobile Lab and Medical Device segments, which were both acquired in December 2015.

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

Research and development expense decreased by approximately $201,000, or 68%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease was primarily attributable to the decrease in labor, and engineering costs related to the development of Firefly Dx product. During the three months ended March 31, 2015 we began the development of our Firefly benchtop prototype, which was completed by the end of the three months ended December 31, 2015. The Company does not expect to increase its research and development expenses until it arranges contractual or strategic arrangements to share in the costs of that development.

Change in Fair Value of Embedded Conversion Option Liability

The change in fair value of embedded conversion option liability increased by approximately $241,000 or 34%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributed to note inception date fair value charged to other expense and the change in the fair-value of the derivative liability in the three months ended March 31, 2016. This is a non-cash income/expense item.

Interest and Other Expense (net)

Interest expense and other income (expense) (net) increased by approximately $729,000 or 40%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes, the three months ended March 31, 2016. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Liquidity and Capital Resources

As of March 31, 2016, cash totaled $262,000 compared to cash of $173,000 at December 31, 2015.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $0.7 million and $1.2 million during the three months ended March 31, 2016 and 2015, respectively, primarily to fund operating losses. This decrease in cash used in operating activities was primarily the result of decrease in operating costs related to the development of Firefly Dx product and Company marketing.

Cash Flows from Investing Activities

Net cash provided by investing activities totaled approximately $0 and $95,000 during the three months ended March 31, 2016 and 2015, respectively. The cash proceeds for 2015 primarily resulted from the net cash inflows from the sales of the Company’s warrant position in VeriTeQ.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $0.8 million and $1.6 million during the three months ended March 31, 2016 and 2015, respectively, primarily related to proceeds from the issuance of convertible notes and debentures.

Financial Condition

As of March 31, 2016, we had a working capital deficiency of approximately $13 million and an accumulated deficit of approximately $148 million, compared to a working capital deficit of approximately $10.7 million and an accumulated deficit of approximately $144 million as of December 31, 2015. The decrease in working capital was primarily due to operating losses for the period, offset by cash received from capital raised through convertible debt financings, that was spent on operations.

We have incurred operating losses since our inception. The current operating losses are the result of research and development expenditures, selling, and general and administrative expenses related to our projects and products. We expect our operating losses to continue through at least the next 12 months. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2016. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2016 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of March 31, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2012, the Thermomedics and its former parent company, Sanomedics (together “Sano”) received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that Sano infringed on certain Exergen patents relating to the Sano’s non-contact thermometers. On May 21, 2013, Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against Sano. On September 3, 2013, the Sano filed its answer to Exergens’ complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sano filed a partial dismissal that removes Sano’s previous product, the Talking Non-Contact Thermometer, from the lawsuit. Exergen’s claims against the Caregiver® TouchFree Thermometer are ongoing. On September 15, 2015, the United States District Court – District of Massachusetts, entered an order granting Sano’s motion for summary judgement, ruling that that patents claims made by Exergen against Sano were invalid. Exergen has advised the court that it intends to appeal that summary judgment order. The Company has assumed responsibility to defend these claims and will continue to vigorously defend its rights to market and sell the Caregiver® thermometer. Management believes the Company will be successful in its defense.

Item 1A. Risk Factors.

Information regarding risk factors appears under the caption “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of Part I Item 2 of this quarterly report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 11, 2016. There have been no material changes to such risk factors during the three months ended March 31, 2016.

Item 2. Unregistered Sale of Equity Securities.

During the three months ended March 31, 2016, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	During the quarter ended March 31, 2016, we issued 44.8 million shares of our common stock to a lender in connection with the conversion of convertible promissory notes.

2.	During the quarter ended March 31, 2016, we issued 4.2 million shares of our common stock to another lender in connection with the conversion of convertible promissory notes.

3.	During the quarter ended March 31, 2016, we issued 5.7 million shares of our common stock to a third lender in connection with the conversion of convertible promissory notes.

4.	During the quarter ended March 31, 2016, we issued 3.0 million shares of our common stock to two consultants in connection with consulting agreements.

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

POSITIVEID CORPORATION (Registrant)

Date: May 16, 2016	By:	/s/ William J. Caragol
William J. Caragol
Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012, May 31, 2012, April 18, 2013, and December 8, 2014, April 30, 2015 and February 25, 2016.
3.2	Amended and Restated By-laws of PositiveID Corporation adopted as of December 12, 2005, as amended on March 16, 2010 and April 8, 2016.
10.1	Form of 4% Original Issue Discount Senior Secured Promissory Convertible Note, dated January 28, 2016, by and between PositiveID Corp and Dominion Capital LLC (1)
10.2	Form of Placement Agent Warrant, dated January 28, 2016, by and Between PositiveID Corp. and Aegis Capital Corp (1)
10.3	Form of Securities Purchase Agreement, dated January 28, 2016, by and between PositiveID Corp and Dominion Capital LLC (1)
10.4	Form of Security Agreement, dated January 28, 2016, by and among PositiveID Corp, all of the Subsidiaries of the Company and Dominion Capital LLC (1)
10.5	Form of Security Agreement, dated January 28, 2016, by and among PositiveID Corp, all of the Subsidiaries of the Company and Dominion Capital LLC (1)
10.6	Form of Subsidiary Guarantee, dated January 28, 2016, made by the Subsidiaries in favor of Dominion Capital LLC (1)
10.7	March Agreement, dated March 4, 2016, by and between PositiveID Corporation, Sanomedics Inc., and Thermomedics, Inc. (2)
10.8	Form of Securities Purchase Agreement, dated March 9, 2016, with Union Capital, LLC (3)
10.9	Form of 12% Convertible Redeemable Note, dated March 9, 2016, with Union Capital, LLC (3)
10.10	Form of 12% Convertible Redeemable Note, dated March 9, 2016, with Union Capital, LLC (3)
10.11	Form of Union Collateralized Note, dated March 9, 2016, with PositiveID Corporation (3)
10.12	Form of Securities Purchase Agreement, dated March 16, 2016, with Vis Vires Group, Inc. (4)
10.13	Convertible Redeemable Note, dated March 16, 2016, with Vis Vires Group, Inc. (4)
10.14	PositiveID Corporation Employment and Non-Compete Agreement between the Company and William J. Caragol dated April 8, 2016 (5)
10.15	PositiveID Corporation Employment and Non-Compete Agreement between the Company and Lyle Probst dated April 8, 2016 (5)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on January 29, 2016
(2)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on March 8, 2016
(3)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on March 11, 2016
(4)	Incorporated by reference to the Form 8-K previously filed by PositiveID Corporation on March 18, 2016
(5)	Incorporated by reference to the Form 10-K previously filed by PositiveID Corporation on April 11, 2016

