Form 10-Q
period 2016-06-30
POSITIVEID Corp
filed 2016-08-12
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 8, 2016 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	24,129,091

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash	$192	$173
Accounts receivable	280	641
Inventories, net	658	1,768
Other receivables	38	123
Prepaid expenses and other current assets	129	243
Total Current Assets	1,297	2,948

Equipment, net	153	163
Goodwill	817	817
Intangibles, net	570	749
Other assets	19	18
Total Assets	$2,856	$4,695

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$306	$248
Accrued expenses and other current liabilities	917	950
Deferred revenue	230	1,847
Notes and loans payable, net of discounts	439	359
Short-term convertible debt and accrued interest, net of discounts and premiums	4,062	2,128
Embedded conversion option liability	7,150	7,786
Tax contingency	143	201
Contingent earn-out liability	9	123
Total Current Liabilities	13,256	13,642

Long Term Liabilities:
Loan payable	20	31
Contingent earn-out liability	184	184
Mandatorily redeemable preferred stock, 2,500 shares authorized; $0.001 par value; Series I Preferred – 2,025 and 2,025 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively; liquidation preference and redemption value of $2,215 and $2,196 at June 30, 2016 and December 31, 2015, respectively.	2,746	2,680
Total Liabilities	16,206	16,537

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Convertible preferred stock, 5,000,000 shares authorized, $0.01 par value; Series J Preferred – 125 and 125 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively; liquidation preference of $125,000 and $125,000, at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, 3,895,000,000 shares authorized, $.01 par value; 16,944,874 and 8,815,825 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	169	88
Additional paid-in capital	136,477	132,231
Accumulated deficit	(149,996)	(144,161)
Total Stockholders’ Deficit	(13,350)	(11,842)
Total Liabilities and Stockholders’ Deficit	$2,856	$4,695

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$1,848	$51	$3,512	$182

Cost of revenue	1,212	46	2,347	148

Gross Profit	636	5	1,165	34

Operating expenses:
Selling, general and administrative	1,787	1,122	3,587	2,911
Research and development	101	243	222	539
Total operating expenses	1,888	1,365	3,809	3,450
Operating loss	(1,252)	(1,360)	(2,644)	(3,416)

Other income (expense):
Interest expense	(1,948)	(1,177)	(3,589)	(2,302)
Change in fair value of embedded conversion option liability	1,284	(481)	347	(1,177)
Loss on extinguishment of debt	—	(129)	—	(233)
Other income (expense), net	7	214	51	334
Total other expense, net	(657)	(1,573)	(3,191)	(3,378)
Net loss	(1,909)	(2,933)	(5,835)	(6,794)

Preferred stock dividends	(33)	(24)	(66)	(47)
Beneficial conversion on preferred stock	—	—	—	—
Net loss attributable to common stockholders	$(1,942)	$(2,957)	$(5,901)	$(6,841)

Loss per common share attributable to common stockholders – basic and diluted	$(0.16)	$(0.56)	$(0.54)	$(1.47)

Weighted average shares outstanding – basic and diluted	12,473,397	5,294,906	10,887,308	4,643,935

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2016

(In thousands, except share data)

(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	125	$—	8,815,825	$88	$132,231	$(144,161)	$(11,842)
Net loss	—	—	—	—	—	(5,835)	(5,835)
Common Stock issued for services	—	—	228,700	2	112	—	114
Vested shares returned	—	—	(1,316)	—	—	—	—
Other stock based compensation	—	—	—	—	489	—	489
Common Stock issued pursuant to convertible note conversions	—	—	7,901,665	79	1,835	—	1,914
Reclassification of derivative liability upon debt conversion	—	—	—	—	1,876	—	1,876
Preferred stock dividends	—	—	—	—	(66)	—	(66)
Balance at June 30, 2016	125	$—	16,944,874	$169	$136,477	$(149,996)	$(13,350)

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(5,835)	$(6,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	125
Stock-based compensation	603	1,182
Convertible debt discounts and premium amortization	3,253	2,023
Loss on extinguishment of debt	—	233
Change in fair value of embedded conversion option liability	(347)	1,177
Change in contingent earn-out	27	—
Gain on sale of investment shares	—	(319)
Allowance for collection of note receivable	—	110
Note issued as consideration for services	103	67
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	448	(7)
Decrease in inventory	1,111	—
Increase (decrease) in accounts payable and other accrued expense	25	(189)
Increase in accrued interest	270	279
Decrease in deferred revenue	(1,618)	(71)
Decrease in tax contingency	(58)	(134)
Net cash used in operating activities	(1,818)	(2,318)

Cash flows from investing activities:
Proceeds from sale of investment shares, net	—	319
Cash loaned for note receivable	—	(110)
Purchase of property and equipment	(11)	(4)
Net cash (used in) provided by investing activities	(11)	205

Cash flows from financing activities:
Proceeds from debt financing, net of fees	1,944	3,197
Payments on short-term debt	(96)	(557)
Net cash provided by financing activities	1,848	2,640
Net (decrease) increase in cash and cash equivalents	19	527
Cash and cash equivalents, beginning of period	173	145
Cash and cash equivalents, end of period	$192	$672
Supplementary Cash Flow Information:
Cash paid for interest	$27	$35
Cash paid for income tax	$—	$—
Non-cash financing and investing activities:
Conversion of promissory notes into common stock	$1,914	$1,781
Stock issued for prepaid services	$107	$156
Reclassification of embedded conversion option liability upon conversion of debt	$1,876	$1,240
Premium recorded on debt	$247	$—
Reclassification of stock settled debt premium to equity upon conversion of debt	$—	$421
Discounts recorded for loan fees and original issue discount	$453	$496
Embedded conversion option liability recorded as debt discount	$1,587	$3,615

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

1. Organization and Basis of Presentation

PositiveID Corporation, including its wholly-owned subsidiaries PositiveID Diagnostics Inc. (f/k/a Microfluidic Systems) (“PDI”) and E-N-G Mobile Systems, Inc. (“ENG”), and Thermomedics, Inc. (“Thermomedics”), which the Company contractually controls (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing; manufactures specialty mobile labs and communication vehicles; and markets the Caregiver® non-contact clinical thermometer. The Company is currently developing Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications.

Authorized Common Stock

As of June 30, 2016, the Company was authorized to issue 3.895 billion shares of common stock. On February 25, 2016, the Company filed the Seventh Amendment to the Second Amended and Restated Certificate of Incorporation, as amended, with the State of Delaware to increase the number of authorized common shares to 3.895 billion shares, from 1.97 billion shares. On June 27, 2016, the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for-50 and the Company filed the Eighth Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split. The reverse split only affected outstanding common stock and the number of authorized shares was not adjusted. On July 5, 2016, the reverse stock split became effective. All share amounts in our historical financial statements have been adjusted to reflect the 1-for-50 reverse stock split (see Note 10).

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2016, we had a working capital deficiency of approximately $12 million and a stockholders’ deficit of approximately $13.4 million, compared to a working capital deficit of approximately $10.7 million and a stockholders’ deficit of approximately $11.8 million as of December 31, 2015. The increase in the working capital deficit was primarily due to operating losses for the period and capital raised through convertible debt financings that was spent on operations.

We have incurred operating losses prior to and since the merger that created PositiveID. The operating losses during 2015 and for the three and six months ending June 30, 2016 are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and Caregiver® products. We expect our operating losses to continue through 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In 2015 and for the first six months of 2016, we raised approximately $5.9 and $1.9 million, respectively from the issuance of convertible debt.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

There are no new accounting pronouncements during the six months ended June 30, 2016 that affect the consolidated financial position of the Company or the results of its operations. Accounting Standard Updates which are not effective until after June 30, 2016, including the pronouncements discussed below, are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ASU 2016-12:

In May 2016, FASB issued Accounting Standards Update (“ASU”), 2016-12— Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.

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

ASU 2016-09:

In March 2016, FASB issued Accounting Standards Update (“ASU”), 2016-09— “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries of which all are inactive except for PDI and ENG. Additionally, the Company consolidates the accounts of Thermomedics, Inc., which it contractually controls. All intercompany balances and transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2016 or December 31, 2015, respectively. The Company maintained its cash in various financial institutions during the year ended December 31, 2015 and as of June 30, 2016. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits. At times, cash deposits exceeded the federally insured limits however, the Company has not incurred any losses to date. There were no cash deposits that exceeded the federally insured limits as of June 30, 2016.

Accounts receivable

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at June 30, 2016 and December 31, 2015.

Inventories

Inventory consists of finished goods of our Caregiver® non-contact thermometers, and in our Mobile Lab Segment consists of standard and manufactured frames and bodies of vehicles, components of mobile units and other materials and is stated at lower of cost or market and net realizable value on a first in first out basis. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated periodically and are based on the Company’s business plan and from feedback from customers and the product development team; however, estimates can vary significantly. As of June 30, 2016 and December 31, 2015, inventory reserves were not material.

Inventories consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Finished goods of Caregiver® non-contact thermometers	$58	$15
Materials inventory	534	966
Mobile vehicle inventory	66	787
	$658	$1,768

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

Depreciation expense for the three months ended June 30, 2016 and 2015 was approximately $12,000 and $500, respectively, and $21,000 and $1,400 for six months ended June 30, 2016 and 2015, respectively.

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

The Company records goodwill as the excess of the purchase price over the fair values assigned to the net assets acquired in business combinations. Goodwill is allocated to reporting units as of the acquisition date for the purpose of goodwill impairment testing. The Company’s reporting units are those businesses for which discrete financial information is prepared. Goodwill of a reporting unit is tested for impairment at year-end, or between testing dates if an impairment condition or event is determined to have occurred.

In assessing potential impairment of the intangible assets recorded in connection with the PID, ENG and Thermomedics acquisitions, as of June 30, 2016, we considered the likelihood of future cash flows attributable to such assets. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets exists as of June 30, 2016. The Company performed its annual impairment test of goodwill as of December 31, 2015. As a result of this annual test, using the market capitalization method of valuation, it was determined that the goodwill balance as of December 31, 2015 was not impaired.

Amortization expense for the three months ended June 30, 2016 and 2015 were $79,000 and $31,000, respectively and $179,000 and $62,000 for six months ended June 30, 2016 and 2015, respectively.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

Concentrations

Concentration of Deferred Revenue

At June 30, 2016, the Company had deferred revenue of approximately $0.2 million of which 15%, 17% and 19% were from the Company’s three largest customers. As of December 31, 2015, the Company had deferred revenue of approximately $1.8 million of which 21%, 22% and 38% were from the Company’s three largest customers.

Concentration of Revenues

During the three months ended June 30, 2016, the Company had revenue of approximately $1.8 million of which 22%, 22% and 44% were from the Company’s three largest customers. During the six months ended June 30, 2016, the Company had revenue of approximately $3.5 million of which 11%, 18% and 22% were from the Company’s three largest customers.

Concentration of Accounts Receivable

As of June 30, 2016, the Company had accounts receivable of approximately $280,000 of which 13%, 14% and 25% were from three of the Company’s largest customers. As of December 31, 2015, the Company had accounts receivable of approximately $641,000 of which 60% and 19% were from two of the Company’s largest customers.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three and six months ended June 30, 2016 and 2015 were not significant.

Shipping and Handling

Costs incurred by the Company for freight in are included in costs of revenue. Freight in costs incurred for the three and six months ended June 30, 2016 and 2015 were not significant.

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

June 30, 2016

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

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

The following potentially dilutive equity securities outstanding as of June 30, 2016 and as of December 31, 2015 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	June 30, 2016	December 31, 2015
Common shares issuable under:
Convertible notes	46,174	10,930
Convertible Series I Preferred Stock	1,897	1,410
Convertible Series J Preferred Stock	510	116
Stock options	1,523	492
Warrants	293	270
Unvested restricted common stock	45	67
	50,442	13,285

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During 2015, the Company only operated in one segment – Diagnostics and Detection. Beginning January 1, 2016, the Company operates in three business segments: Molecular Diagnostics, Medical Devices and Mobile Labs (see Note 9).

Reclassifications

The Company grouped $46,000 and $148,000 costs reported for the three and six months ended June 30, 2015, respectively as Direct Labor into Cost of Revenues in 2016 to conform to the 2016 presentation.

3. Acquisitions/Dispositions

ENG Mobile Systems Acquisition

On December 24, 2015, the Company acquired all of the outstanding common stock of E-N-G Mobile Systems, Inc. (“ENG”) from its sole shareholder (the “Seller”). Pursuant to the Purchase Agreement, as consideration at the time of closing of the Acquisition, PositiveID paid the Seller $750,000 in cash and issued a convertible secured promissory note to the Seller in the amount of $150,000. The Company has also entered into a two-year consulting agreement with the Seller. The consulting agreement was determined not to represent additional purchase price.

Additional earn-out payments may be earned by ENG. Each Earn-Out Payment, if any, will be calculated at 5% of the revenue actually recognized and realized from each of the contracts and purchase orders identified, with an earn-out value indicated for each on the signed backlog schedule (the “Signed Backlog Schedule”) subsequent to Closing. For purposes of determining whether any earn-out payments will be made and the amount of such payment, the term Signed Backlog Schedule means those signed contracts and purchase orders in effect as of the date of Closing but under which the product is yet to be delivered and all or a portion of the revenue is yet to be recognized as of Closing. The earn-out payments will be paid in cash within five business days following the date the Company recognizes the revenue (including deposits held) and receives full payment from the applicable contract or purchase order on the Signed Backlog Schedule. The Earn-Out Payments are subject to adjustment finalization of the purchase accounting. The Company recorded a contingent earn-out liability of approximately $123,000, as a current liability, as reflected in the consolidated balance sheet as of December 31, 2015. During the six months ended June 30, 2016, the Company paid the seller of ENG earn-out consideration of $17,924, and on July 29, 2016 the Company and the seller of ENG agreed to finalize the net asset balance and Earn Out Payment with a final payment of $21,131. As a result, the Company recorded an additional expense of $27,300 as of June 30, 2016.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

The estimated purchase price of the acquisition totaled $912,000, comprised of $750,000 in cash, a convertible seller note of $150,000 (“ENG Note”), the fair value of the contingent consideration estimated at approximately $123,000 net of an estimated recovery based on the closing net worth of ENG, estimated at $111,000, as of December 31, 2015. The fair value of the contingent consideration was estimated based upon the present value of the expected future payouts of the contingent consideration and was subject to change upon the finalization of the purchase accounting which occurred during the three months ended June 30, 2016 as stated in the prior paragraph.

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

In connection with the acquisition, additional earn-out payments of up to $750,000 for each of the fiscal years ending December 31, 2016 and 2017 may be earned by the Thermomedics if certain revenue thresholds are met as described in the Purchase Agreement. Such earn-out payments, if any, will consist of 25% in cash, up to $187,000 and 75% and in shares of preferred stock of the Company, up to 563 shares of Preferred Stock, for each of the fiscal years ending December 31, 2016 and 2017, respectively. The Company has recorded a contingent earn-out liability of $184,000, as a non-current liability, as reflected in the consolidated balance sheet as of June 30, 2016 and December 31, 2015.

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

On December 4, 2015, the Board of Directors authorized and on December 7, 2015, the Company filed with the State of Delaware, a Certificate of Designations of Preferences, Rights and Limitations of Series J Preferred Stock. The Series J Preferred Stock ranks; (a) senior with respect to dividends and right of liquidation with the Company’s common stock (b) pari passu with respect to dividends and right of liquidation with the Company’s Series I Convertible Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. Without the prior written consent of Holders holding a majority of the outstanding shares of Series J Preferred Stock, the Company may not issue any Preferred Stock that is senior to the Series J Preferred Stock in right of dividends and liquidation. At any time after the date of the issuance of shares of Series J Preferred Stock, the Corporation will have the right, at the Corporation’s option, to redeem all or any portion of the shares of Series J Preferred Stock at a price per share equal to 100% of the $1,000 per share stated value of the shares being redeemed. Series J Preferred Stock is not entitled to dividends, interest and voting rights. The Series J Preferred Stock is convertible into the Company’s common stock, at stated value, at a conversion price equal to 100% of the arithmetic average of the VWAP of the common stock for the fifteen trading days prior to the six-month anniversary of the Issuance Date.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

The Company acquired Thermomedics for a number of reasons including the quality of its Caregiver® product, its prospects for sales and profit growth, its management team strengths in sales and marketing FDA cleared medical devices, and their regulatory experience.

The Company is in the process of coordinating the final closing of the Thermomedics transaction with Sanomedics. Sanomedics is currently a dormant company, which is delaying the process. The Company believes it will be able to complete the final closing during the third quarter of 2016.

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

	Thermomedics	ENG
Assets acquired:
Net tangible assets	$35	$2,584
Customer contracts and relationships	240	238
Other assets	12	7
Patents and other intellectual property	178	-
Goodwill	108	200
	573	3,029
Liabilities acquired:
Current liabilities	(89)	(2,116)
Long term debt	-	(1)
Total estimated purchase price	$484	$912

The Company has recorded a contingent earn-out liability for Thermomedics and ENG in aggregate total of $193,000, as of June 30, 2016.

Contingent Earn-Out Liability (In thousands):
Balance of contingent earn-out liability as of December 31, 2015	$307
Payment during the six months ended June 30, 2016	(30)
Change in FV of liability during the six months ended June 30, 2016	(88)
Balance of contingent earn-out liability as of June 30, 2016	$193

The following supplemental unaudited pro forma information assumes that these acquisitions had occurred as of January 1, for the six months ended June 30, 2015 (in thousands except per share data):

For Six Months Ended June 30, 2015
(unaudited)
Revenue	$2,890
Net loss	$(6,470)
Loss per common share – basic and diluted	$(0.00)

The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred if these acquisitions had occurred on the dates indicated or that may result in the future.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

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

The Company holds a five-year warrant dated November 13, 2013, with original terms entitling the Company to purchase 300,000 shares of VeriTeQ common stock at a price of $2.84. Pursuant to the terms of the warrant, in particular the full quantity and pricing reset provisions, the warrant had an original dollar value of $852,000 and can be exercised using a cashless exercise feature. As of June 30, 2016 and December 31, 2015, the warrant had remaining dollar value of $728,827. As of June 30, 2016 the Company had outstanding convertible notes receivable from VeriTeQ of $781,635 which includes default principal and interest. Pursuant to the warrant the Company realized $319,000 of other income during the six months ended June 30, 2015.

On October 19, 2015, VeriTeQ received a default notice from its senior lender demanding repayment of approximately $2.1 million of indebtedness, secured by substantially all of VeriTeQ’s assets, which VeriTeQ was unable to repay. VeriTeQ also received a Notice of Disposition of Collateral advising the Company that the senior lender, acting as collateral agent, intended to sell the assets at auction, which it did on November 4, 2015. VeriTeQ has ceased its business operations related to implantable medical device identification. On November 25, 2015, VeriTeQ entered into a Stock Purchase Agreement with an unaffiliated company whereby VeriTeQ agreed to acquire all of the issued and outstanding membership interests of that company. During the six months ended June 30, 2016 the Company did not have an opportunity to sell any of its holdings in VeriTeQ. On May 6, 2016 VeriTeQ completed the closing pursuant to the November 25, 2015 Stock Purchase agreement.

As VeriTeQ is an early stage company, not yet fully capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains will be recognized.

4. Equity and Debt Financing Agreements

Convertible Note Financings

Short-term convertible debt as of June 30, 2016 is as follows (In thousands):

	Notes	Accrued Interest	Total

Convertible notes with accrued interest accounted for as stock settled debt	$494	$11	$505
Conversion premiums	247	—	247
	741	11	752

Convertible notes with embedded derivatives	6,029	787	6,816
Derivative discounts	(3,053)	—	(3,053)
	2,976	787	3,763

Original issue discounts and loan fee discounts	(453)	—	(453)
	$3,264	$798	$4,062

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

June 30, 2016

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

The aggregate principal amount of both Notes I and II are issued with a 4% original issue discount whereby the aggregate principal amount of Notes I and II is $6,400,000 but the actual purchase price of Notes I and II is $6,144,000. Each of Notes I and II accrue interest at a rate equal to 12% per annum and with maturity dates, depending on the date funded, between June 26, 2016 and June 30, 2017. Notes I and II are convertible any time after the issuance date of the notes. The Purchasers have the right to convert Note I into shares of the Company’s common stock at a conversion price equal to 95% of the daily VWAP on the trading day immediately prior to the closing of each tranche. The Purchasers have the right to convert Note II into shares of the Company’s common stock at a conversion price equal to $1.40. Additionally, under certain conditions defined in Notes I and II, the notes would be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Notes I and II can be prepaid at any time upon five days’ notice to the Holder by paying an amount in cash equal to the outstanding principal and interest and a 120% premium.

During 2015, the Company had received all eight tranches under the Note I SPA ($500,000 principal in 2014 and $3,650,000 principal in 2015 which includes an additional $150,000 added to one of the agreed $500,000 monthly funding as requested by the Company), with maturity dates, depending on the date funded, between June 26, 2016 and December 29, 2016, pursuant to a convertible note. Under the agreement the Company received $3,540,600, which was net of the $448,400 Purchaser’s expenses and legal fees and $166,000 which represents the 4% original issue discount. As of June 30, 2016, the Company has received, all six tranches under the Note II SPA ($2,281,250 in principal in 2015 and $208,333 in 2016) with maturity dates of February 15, 2017 and June 30, 2017, pursuant to a convertible note. Under the agreement the Company received $2,143,000, which was net of Purchaser’s expenses, legal fees of $247,000 and a 4% original issue discount of $99,583. The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of Notes I and II, the Company recorded a debt discount of $387,000 in 2014, $5,116,600 in 2015 and $180,000 during the three months ended March 31, 2016, totaling to $5,683,600 of debt discount recorded, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $3,331,000 through 2015 and $1,033,000 during the six months ended June 30, 2016. During the quarter ended June 30, 2016, $1,022,605 of the outstanding principal and interest on Notes I and II was converted into 6,622,381 shares of common stock. As of June 30, 2016, the outstanding principal and interest on Notes I and II were $4,280,528. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,936,405 was recorded when Notes I and II were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes I and II at June 30, 2016 was $4,254,398.

On December 22, 2015, in order to finance the acquisition of ENG, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated December 22, 2015 (the “Note III SPA”) for an aggregate principal amount of $904,042 and subscription amount of $865,000, net of OID (the “Purchase Price”). The Company also reimbursed the Purchaser $30,000 for legal fees and expenses from the proceeds of the Note. Pursuant to the Note III SPA, the Company shall issue a 4% Original Issue Discount Senior Secured Convertible Promissory Note (the “Note III”) to Dominion. Note III was issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock, on a semi-monthly basis, subject to certain conditions contained in the Note III SPA. The amortization payments will begin to be due starting on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company received funding for Note III on December 24, 2015, net proceeds of $751,500 (net of the $152,542 of legal fees, expenses and OID). Note III accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity date of June 15, 2017. Note III is convertible any time after its issuance date and Dominion has the right to convert any or all of Note III into shares of the Company’s common stock at a conversion price equal to $1.10, subject to adjustment as described in Note III. Additionally, under certain conditions defined in Note III, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note III can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. In connection with the issuance of the Note III, the Company recorded a debt discount of $751,500 when Note III was entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $154,000 for six months ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on Note III was $960,216. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $1,267,800 was recorded when Note III was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note III at June 30, 2016 was $1,112,192.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

On January 28, 2016, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated January 28, 2016 (the “Note IV SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate principal amount of $2,187,500 and subscription amount of $2,100,000 (the “Purchase Price”), net of OID. Pursuant to the Note IV SPA, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Note IV”) to the Purchaser. The Purchase Price is scheduled to be paid in six equal monthly tranches of $350,000, subject to the discretion of the Purchaser. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, on a semi-monthly basis, subject to certain conditions and limitations contained in the Note IV SPA. The amortization payments will begin on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company also reimbursed the Purchaser $20,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $10,000 from the first tranche. As of six months ended June 30, 2016, the Company has received a total of $437,178 net proceeds under Note IV (net of the $83,655 of legal fees, expenses and OID). Note IV accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity dates between July 15, 2017 and December 21, 2017. Note IV is convertible any time after its issuance date and Dominion has the right to convert any or all of Note IV into shares of the Company’s common stock at a conversion price equal to $1.10 subject to adjustment as described in Note IV. Additionally, under certain conditions defined in Note IV, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note IV can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. Subsequent to the funding of the first tranche the Purchaser and the Company agreed to delay further tranches, until such time as the Purchaser and Company mutually agree, both as to timing and amount. In connection with the issuances of Note IV, the Company recorded a debt discount of $437,178 when the notes were entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $94,000 for the six months ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on Note IV was $541,142. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $507,252 was recorded when Note IV was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note IV at June 30, 2016 was $654,055.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

Other Convertible Debt Financing

On June 18, 2014, the Company closed a financing agreement whereby the Company borrowed an aggregate principal amount of $247,500 with a 10% original note discount. The note has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of (i) a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion or (ii) $3.75. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The first tranche was funded on June 18, 2014 with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of June 17, 2016, pursuant to the convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest of the note was fully converted into 488,518 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The second tranche was funded on September 19, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of September 19, 2015, pursuant to a convertible note. In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the notes was fully converted into 139,619 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The third tranche was funded on December 22, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of December 22, 2015, pursuant to a convertible note. The Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of September 30, 2015. As of September 30, 2015, the outstanding principal and interest of the note was fully converted into 117,147 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $62,118 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The fourth tranche was funded on January 13, 2016, with a principal amount of $82,500 and net proceeds of $75,000, with a maturity date of January 13, 2018, pursuant to a convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $75,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $17,000 for the six months ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on the note was $86,320. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $122,263 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for note at June 30, 2016 was $111,450.

On October 27, 2014, the Company borrowed $161,000 with a maturity date of October 27, 2015, pursuant to a financing agreement. Under the agreement the Company received $150,000, which was net of an original issue discount of $11,000. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the 10 days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with the Note, the Company granted the lender a warrant for 20,000 common shares at a strike price of $4.0. The warrant has a life of three years and its relative fair value of $33,404 has been recorded as a debt discount and additional paid in capital as of June 30, 2015. In connection with the issuance of the note, the Company computed a premium of $107,333 as the note is considered stock settled debt under ASC 480. On April 6, 2015, Dominion Capital LLC entered into a purchase and assignment of the note (see paragraph below), and the Company and Dominion amended the note, with the total amount of $166,681, with terms and conditions identical to Purchaser’s notes pursuant to the $4 Million Financing Agreement. Pursuant to the amendment the maturity date was extended to October 24, 2015. Additionally, on April 6, 2015, the Company and Purchaser entered into an $88,319 Senior Convertible, Redeemable Debenture of the Company, which was issued without proceeds as consideration for the Purchaser’s expenses in conjunction with the purchase and assignment with the Lender, including legal and transaction fees. This amount was recorded as a loss on debt extinguishment. As of June 30, 2015, the Company no longer has any outstanding debt owed to the Lender. The total recorded premium was accreted and charged to interest expense upon the assignment of the convertible note.

On April 6, 2015, the Company issued a new note for $166,681 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.77) or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $88,319 as compensation for Purchaser’s costs related to the purchase and assignment. This $88,319 was expensed as a loss on debt extinguishment. In connection with the issuance of the notes, the Company recorded a debt discount of $255,000 related to the embedded conversion option derivative liability which has been fully amortized as of December 31, 2015. As of the quarter ended June 30, 2016, the outstanding principal and interest of the note was fully converted into 636,490 shares of common stock. As of June 30, 2016, the note has no outstanding balance. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $305,904 was recorded when these notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the notes. The recorded derivative liability balance was reclassified to equity upon conversion of the note and has zero balance as of June 30, 2016.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

On March 9, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”) with a maturity date of March 9, 2017. Pursuant to Note I, the Company received $125,000 of proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $37,000 for the six months ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on Note I was $140,223. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $178,453 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at June 30, 2016 was $148,233.

On March 16, 2016, the Company borrowed $53,000 with a maturity date of on December 18, 2016, pursuant to a financing agreement. Under the agreement the Company received $50,000 of proceeds, net of $3,000 legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 35% discount to the price of common shares in the ten days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480, which was fully accreted as of quarter ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on the note was $54,174.

On April 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”).Note I was funded on April 1, 2016, with a maturity date of April 1, 2017, pursuant to Note I, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of Note I, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $31,000 for the quarter ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on Note I was $139,200. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $174,903 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at June 30, 2016 was $150,554.

On April 12, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $58,000, with a maturity date of April 7, 2017, pursuant to note, the Company will receive $50,000 of net proceeds, net of original issue discount and legal fees. The note bears an interest rate of 5%; and is convertible at variable conversion price at a 37% discount to the common shares price on the date of the note or at a 47% discount if the lowest trading price equal to or is lower than $0.25, as described in the note. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of note, the Company recorded a debt discount of $50,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $11,000 for the quarter ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on note was $58,628. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $73,505 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at June 30, 2016 was $63,417.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

On April 18, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $143,000 (the “Notes”), with the first note being in the amount of $71,500 (“Note I”) and the second note being in the amount of $71,500 (“Note II”).Note I was funded on April 18, 2016, with a maturity date of April 18, 2017, pursuant to Note I, the Company received $55,000 of net proceeds, net of original issue discount of $6,500 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $65,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 38% discount of the average of the three lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $42,900 as the note is considered stock settled debt under ASC 480, which was fully accreted as of quarter ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on the note was $73,288.

On April 18, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $126,000 (the “Notes”), with the first note being in the amount of $63,000 (“Note I”) and the second note being in the amount of $63,000 (“Note II”).Note I was funded on April 20, 2016, with a maturity date of April 19, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $60,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $33,923 as the note is considered stock settled debt under ASC 480, which was fully accreted as of quarter ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on the note was $64,575.

On April 28, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $437,500 (the “Notes”), with the first note being in the amount of $218,750 (“Note I”) and the second note being in the amount of $218,750 (“Note II”).Note I was funded on April 28, 2016, with a maturity date of April 27, 2017, pursuant to Note I, the Company received $190,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $20,000. Note II was initially paid for by the issuance of an offsetting $210,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of Note I, the Company recorded a debt discount of $190,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $33,000 for the quarter ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on Note I was $223,281. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $276,783 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at June 30, 2016 was $247,455.

On May 4, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $126,000 (the “Notes”), with the first note being in the amount of $63,000 (“Note I”) and the second note being in the amount of $63,000 (“Note II”).Note I was funded on May 4, 2016, with a maturity date of May 4, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $60,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $37,800 as the note is considered stock settled debt under ASC 480 which was fully accreted as of quarter ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on the note was $64,050.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

On May 17, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes with the principal amount of $55,000 (the “Note”). The Note was funded on May 19, 2016, with a maturity date of May 17, 2017, pursuant to Note, the Company received $49,500 of net proceeds, net of $5,500 legal fees. The Note bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $29,615 as the note is considered stock settled debt under ASC 480, which was fully accreted as of quarter ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on the note was $55,917.

On June 3, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $624,000 (the “Notes”), with the first note being in the amount of $312,000 (“Note I”) and the second note being in the amount of $312,000 (“Note II”). Note I was funded on June 3, 2016, with a maturity date of June 2, 2017, pursuant to Note I, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. Note II was initially paid for by the issuance of an offsetting $300,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 35% discount to the common stock price on the date of the note (which was $1.10) or a 35% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $285,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $21,000 for the quarter ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on Note I was $314,770. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $374,144 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at June 30, 2016 was $342,194.

On June 22, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $143,000 (the “Notes”), with the first note being in the amount of $71,500 (“Note I”) and the second note being in the amount of $71,500 (“Note II”). Note I was funded on June 22, 2016, with a maturity date of June 17, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $6,500 and legal fees of $8,000. Note II was initially paid for by the issuance of an offsetting $65,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and is convertible into shares of Company common stock at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.10) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $57,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $1,200 for the quarter ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest on Note I was $71,657. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $72,607 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at June 30, 2016 was $66,269.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full. The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012. In conjunction with the TCA Purchase Agreement and the Boeing License Agreement (defined below), Holland & Knight agreed to terminate its security interest. As of June 30, 2016, the Company had repaid $547,743 of the H&K Note and the outstanding balance was $301,769 which is included in notes payable on the consolidated balance sheet.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

On November 1, 2015, the Company issued a convertible note (the “Note”) to a consultant, in the principal amount of $62,500 with maturity date of November 1, 2017 and bears an interest of 10% per annum, pursuant to a consulting agreement. In connection with the issuance of Note, the Company recorded a debt discount of $62,500, related to the embedded conversion option derivative liability. During the six months ended June 30, 2016, the outstanding principal and interest on Note was converted into 309,541 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $76,987 was recorded when the Note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note. As of June 30, 2016, the note has no outstanding balance and the derivative liability recorded was reclassified to equity upon conversion.

On March 16, 2016, the Company entered into a factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $3,150 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount repaid of $144,900. As of June 30, 2016, the Company has repaid a total amount of $68,827 of the outstanding balance of this and the following note. On June 7, 2016, the Company entered into a second factoring agreement with a lender for $51,000 to fund working capital. The Company also paid $1,020 of origination fees. The agreement requires daily repayments of $419 for an eight-month term, with the total amount to be repaid $70,380.

On May 2, 2016 PositiveID Corporation (the “Company”), through its wholly owned subsidiary, E-N-G Mobile Systems, Inc. (“ENG”) entered into a revolving line of credit (the “Line”) with California Bank of Commerce (“CBC”). The terms of the Line allow ENG to borrow against its accounts receivable and inventory to manage its project based working capital requirements. The $350,000 Line has a maturity date of May 5, 2017 and borrowings under the Line bear interest at the Wall Street Journal Prime Rate plus 1.5% (currently 5.0%). The Company has provided a guaranty of the Line to CBC. The Line also contains certain representations, warranties, covenants and events of default, including the requirement to maintain specified financial ratios. ENG currently meets all such ratios. Breaches of any of these terms could limit ENG’s ability to borrow under the Line and result in increases in the interest rate under the Line. There was no amount outstanding as of June 30, 2016 and $40,000 was drawn subsequent to the quarter ended June 30, 2016.

During the quarter ended June 30, 2016, the Company issued two separate convertible notes (the “Notes”) to a consultant, each note in the principal amount of $20,000 for an aggregate principal amount of $40,000 with maturity dates between April 27, 2017 and May 27, 2017, pursuant to a consulting agreement. The Notes bear interest at 8% per annum and are convertible at a 37.5% discount to lowest closing bid price in the 15 trading days prior to conversion. In connection with the issuance of the Notes, the Company recorded a total premium of $24,000 as the notes are considered stock settled debt under ASC 480, which was fully accreted as of quarter ended June 30, 2016. As of June 30, 2016, the outstanding principal and interest of the Notes was $40,400.

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception dates and as of June 30, 2016 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	June 30, 2016
Volatility	188 - 374%	186%
Expected Term	0.4 – 2.0 years	0.01 – 1.5 years
Risk Free Interest Rate	0.12 - 2%	0.45%

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

The following reflects the initial fair value on the note inception dates and changes in fair value through June 30, 2016:

Embedded conversion option liability fair value as of December 31, 2015	$7,786
Note inception date fair value allocated to debt discount	1,587
Note inception date fair value allocated to other expense	772
Reclassification of derivative liability to equity upon debt conversion	(1,876)
Change in fair value during six months ended June 30, 2016	(1,119)
Embedded conversion option liability fair value as of June 30, 2016	$7,150

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives. The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the BSM option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$7,150	$-	$-	$7,150

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

On June 27, 2016, the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for-50 and the Company filed the Eighth Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split. The reverse split only affected outstanding common stock and the number of authorized shares was not adjusted. On July 5, 2016, the reverse stock split became effective. All share amounts in our historical financial statements have been adjusted to reflect the 1-for-50 reverse stock split (see Note 10).

A summary of option activity under the Company’s stock incentive plans as of June 30, 2016, and changes during the six months ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2015	492	$8.50
Granted	928	$1.22
Exercised	—	$—
Forfeited	—	$—
Outstanding at June 30, 2016	1,420	$3.48
Exercisable at June 30, 2016	111	$33.03

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

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

All restricted stock outstanding under the Company’s stock incentive plans vested in 2015 and there are no restricted stock outstanding under the Company’s stock incentive plans as of June 30, 2016.

Additionally, the Company has 44,649 unvested restricted shares outstanding, not issued under stock incentive plans, which have been issued to employees, directors, and consultants. These restricted shares vest on January 1, 2018.

During the quarter ended March 31, 2016, 1,316 vested shares of the Company’s common stock was returned by a former affiliate.

The Company issued 228,700 shares, with a grant date fair value of approximately $107,000, to consultants for services rendered during the six months ended June 30, 2016.

During the six months ended June 30, 2016, 7.9 million shares were issued in connection with conversion of convertible promissory notes (see Note 4).

During the six months ended June 30, 2016, 928,000 options have been granted outside of the Company’s plans of which 800,000 options were issued to executive management (see Note 8), 16,000 options to an employee and 112,000 million options to consultants, pursuant to the agreements. These options have vesting periods between 0 to 4 years and a total grant date fair value of $848,929 of which $28,709 were immediately expensed and the remaining will be expense over the vesting period of the options.

As of June 30, 2016, 294,028 warrants to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of June 30, 2016. These warrants were granted at exercise prices ranging from $0.75 to $37.5 per share, 238,028 warrants are fully vested and 56,000 warrants will vest upon completion of services. These warrants exercisable for a period from five to seven years. Included in the 294,028 outstanding warrants are 23,000 warrants with a grant date fair value of $21,175, issued as compensation for professional services during the six months ended June 30, 2016.

The Company recorded an expense related to stock options, restricted stock issued, and issuance of Series I Preferred to employees and advisors of approximately $0.4 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively and approximately $0.2 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, the Company had approximately $0.7 million of unamortized compensation related to stock option and restricted share grants. This compensation are being amortized as an operating expense over the remainder of 2016 through 2019.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

As of June 30, 2016, 0.3 million options were issued under the Thermomedics 2015 plan to employees and consultant. These options had a grant date fair value of $109,600 and will be expensed over the 1 year vesting period of the options.

Series I Preferred Stock

As of June 30, 2016 and December 31, 2015, the Company had 2,500 shares of Series I Preferred Stock authorized and 2,025 issued and outstanding. There were no issuances of Series I Preferred Stock during the six months ended June 30, 2016. The Series I Preferred Stock is mandatorily redeemable and has a stated value per share of $1,000, a dividend rate of 6% per annum, voting rights on an as-converted basis and a conversion price equal to the closing bid price of the Company’s common stock on the date of issuance. The Series I Preferred Stock is required to be redeemed (at stated value, plus any accrued dividends) by the Company after three years or any time after one year, the Company may at its option, redeem the shares subject to a 10-day notice (to allow holder conversion). The Series I Preferred Stock is convertible into the Company’s common stock, at stated value plus accrued dividends, at the closing bid price on the day issued, any time at the option of the holder and by the Company in the event that the Company’s closing stock price exceeds 400% of the conversion price for 20 consecutive trading days. The Company has classified the Series I Preferred Stock as a liability in the unaudited condensed consolidated balance sheet due to the mandatory redemption feature. The Series I Preferred Stock has voting rights equal to the number of shares of Common Stock that Series I Preferred Stock is convertible into, times twenty-five. The holders of Series I Preferred Stock, which are held entirely by the Board of Directors and management of the Company has voting control in situations requiring shareholder vote. On August 11, 2016 the Company entered into exchange agreements with all of the Series I holders exchanging Series II Preferred shares with an identical face value (See Note 10).

6. Taxes

The Company had an effective tax rate of nil for the three and six months ended June 30, 2016 and 2015. The Company incurred losses before taxes for the three and six months ended June 30, 2016 and 2015. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum. To the extent that the Company and Stanley reach a successful resolution of the matter, or any part of the matter, through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable. As of June 30, 2016, the Company had made payments to Stanley of $665,777 and Stanley had received refund from the CRA of 129,520. Based on management’s estimate, including reconciling to Stanley’s accounts, the Company has a recorded tax contingency liability of $143,000 in the accompanying unaudited condensed consolidated financial statements as of June 30, 2016.

7. Commitments and Contingencies

Lease Commitments

The Company leases certain office space under non-cancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in October 18, 2018, lab and office space in Pleasanton, California a lease scheduled to expire in September 30, 2018 and office and manufacturing space in Concord, California which is currently on a month-to-month commitment. Rent expense under operating leases totaled approximately $121,000 and $45,000 for the six months ended June 30, 2016 and 2015, respectively.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

Exergen Litigation

On October 10, 2012, Thermomedics and its former parent company, Sanomedics (together “Sano”), received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that Sano infringed on certain Exergen patents relating to Sano’s non-contact thermometers. On May 21, 2013, Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against Sano. On September 3, 2013, Sano filed its answer to Exergen’s complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sano filed a partial dismissal that removes Sano’s previous product, the Talking Non-Contact Thermometer, from the lawsuit. On September 15, 2015, the United States District Court – District of Massachusetts, entered an order granting Sano’s motion for summary judgment, ruling that the patent claims made by Exergen against Sano were invalid. On June 22, 2016, the U.S. Court of Appeals affirmed the United States District Court – District of Massachusetts’ summary judgment decision in favor of Thermomedics that the patent claims asserted against Thermomedics by Exergen are invalid. The Company has assumed responsibility to defend these claims and will continue to vigorously defend its rights to market and sell the Caregiver® thermometer. Management believes the Company will be successful in its defense.

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

8. Employment Contracts and Stock Compensation to Related Parties

On April 8, 2016, the Company entered into employment contracts with both Mr. Caragol, the Company’s CEO, and Mr. Probst, the Company’s President, effective January 1, 2016. The terms of Mr. Caragol’s employment contract include a three-year term and a salary of $275,000, with $75,000 of that salary deferred until such time as the Company’s working capital is sufficient to fund such payments. Mr Caragol’s salary will automatically adjust to $350,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Caragol is eligible for annual bonuses and was granted 500,000 stock options (see Note 6), which vest; (i) 170,000 on January 1, 2017; (ii) 165,000 on January 1, 2018; and (iii) 165,000 on January 1, 2019. These options will expire on January 1, 2021. The terms of Mr. Probst’s employment contract include a three-year term and a salary of $200,000. Mr Probst’s salary will automatically adjust to $250,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Probst is eligible for annual bonuses and was granted 300,000 stock options (see Note 6), which vest; (i) 102,000 on January 1, 2017; (ii) 99,000 on January 1, 2018; and (iii) 99,000 on January 1, 2019. These options will expire on January 1, 2021.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

9. Segments

The Company operates in three business segments: Molecular Diagnostics, Medical Devices, and Mobile Labs.

Molecular Diagnostics

The Company develops molecular diagnostic systems for rapid medical testing and bio-threat detection. The Company’s fully automated pathogen detection systems and assays are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry to detect biological weapons of mass destruction. The Company is developing Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications.

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

Mobile Labs

Our subsidiary, E-N-G Mobile Systems, is a leader in the specialty technology vehicle market, with a focus on mobile laboratories, command and communications applications, and mobile cellular systems. ENG builds mobile laboratories specifically designed for chemical and biological detection, monitoring and analysis. ENG also provides specialty vehicle manufacturing for TV news vans and trucks, emergency response trailers, mobile command centers, infrared inspection, and other special purpose vehicles.

During 2015, the Company operated in a single segment. The following is the selected segment data as of and for the three and six months ended June 30, 2016:

Three months ended June 30, 2016	Mobile Labs	Medical Devices	Molecular Diagnostics	Corporate	Total
Revenue	$1,768	$80	$—	$—	$1,848
Operating income (loss)	$132	$(149)	$(293)	$(942)	$(1,252)
Depreciation and amortization	$(20)	$(27)	$(43)	$—	$(90)
Interest and other income (expense)	$—	$(1)	$7	$(663)	$(657)
Net loss	$130	$(149)	$(281)	$(1,609)	$(1,909)
Goodwill	$199	$108	$510	$—	$817
Segmented assets	$1,491	$634	$605	$126	$2,856
Expenditures for property and equipment	$(11)	$—	$—	$—	$(11)

Six months ended June 30, 2016	Mobile Labs	Medical Devices	Molecular Diagnostics	Corporate	Total
Revenue	$3,312	$200	$—	$—	$3,512
Operating income (loss)	$115	$(275)	$(546)	$(1,938)	$(2,644)
Depreciation and amortization	$(39)	$(55)	$(106)	$—	$(200)
Interest and other income (expense)	$—	$(1)	$13	$(3,203)	$(3,191)
Net loss	$113	$(274)	$(568)	$(5,106)	$(5,835)
Goodwill	$199	$108	$510	$—	$817
Segmented assets	$1,491	$634	$605	$126	$2,856
Expenditures for property and equipment	$(11)	$—	$—	$—	$(11)

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

10. Subsequent Events

On July 5, 2016, an amendment to the Amended and Restated Certificate of Incorporation of PositiveID Corporation, as amended, became effective and the Company effected a 1-for-50 reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock (the “Common Stock”). As a result of the Reverse Stock Split, each 50 shares of the Company’s issued and outstanding Common Stock automatically, and without any action on the part of the respective holders, became one (1) issued and outstanding share of Common Stock. No scrip or fractional share certificates were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares because they hold a number of shares of the Company’s common stock not evenly divisible by the reverse split ratio will be entitled, upon surrender of certificate(s) representing such shares, to a cash payment in lieu thereof. The cash payment will equal the product obtained by multiplying (a) the fraction to which the stockholder would otherwise be entitled by (b) the per share closing sales price of the Company’s Common Stock on the effective date of the Reverse Stock Split (see Note 1 and Note 5). All share and per share data in the accompanying consolidated financial statements and footnotes have been restrospectively restated for the effects of this reverse stock split.

On July 5, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $416,000 (the “Notes”), with the first note being in the amount of $208,000 (“Note I”) and the second note being in the amount of $208,000 (“Note II”) with a maturity date of July 30, 2017. Pursuant to Note I, the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $200,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.10) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded will record a debt discount, related to the embedded conversion option derivative liability. As the note conversion includes a “lesser of” pricing provision, a derivative liability will also be recorded.

On July 6, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $132,300 (the “Notes”), with the first note being in the amount of $66,150 (“Note I”) and the second note being in the amount of $66,150 (“Note II”) with a maturity date of July 7, 2017. Pursuant to Note I, the Company received $60,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $63,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company will record a premium as the note is considered stock settled debt under ASC 480.

On July 25, 2016, the Board of Directors (“Board”) of PositiveID authorized a Certificate of Designations of Preferences, Rights and Limitations of Series II Convertible Preferred Stock (the “Certificate”). The Certificate was filed with the State of Delaware Secretary of State on July 25, 2016. The Series II Convertible Preferred Stock (“Series II”) ranks: (a) senior with respect to dividends and right of liquidation with the Common Stock, par value $0.01 (“Common Stock”); (b) pari passu with respect to dividends and right of liquidation with the Corporation’s Series I Convertible Preferred Stock (“Series I”) and Series J Convertible Preferred Stock; and (c) junior to all existing and future indebtedness of the Company. The Series II has a stated value per share of $1,000, subject to adjustment as provided in the Certificate (the “Stated Value”), and a dividend rate of 6% per annum of the Stated Value. The Series II Preferred Stock has voting rights equal to the number of shares of Common stock that Series II Preferred Stock is convertible into times twenty five. The Series II is subject to redemption (at Stated Value, plus any accrued, but unpaid dividends (the “Liquidation Value”)) by the Company no later than three years after a Deemed Liquidation Event and at the Company’s option after one year from the issuance date of the Series II, subject to a ten-day notice (to allow holder conversion). The Series II is convertible at the option of a holder or if the closing price of the Common Stock exceeds 400% of the Conversion Price for a period of twenty consecutive trading days, at the option of the Company. Conversion Price means a price per share of the Common Stock equal to 100% of the lowest daily volume weighted average price of the Common Stock during the subsequent 12 months following the date the Series II was issued. On August 11, 2016, the Board of PositiveID agreed to exchange 2,025 shares of its Series I, which shares have a stated value of $2,261,800, held by its directors, officers and management, for 2,262 shares of Series II (the “Exchange”). Pursuant to the Exchange each existing holder of Series I exchanged their Series I shares for Series II shares having equivalent stated value, maintaining the same voting rights as they had as holders of the Series I.  Both the Series I and the Series II have a stated value per share of $1,000, and a dividend rate of 6% per annum. All shares of Series I previously issued have become null and void and any and all rights arising thereunder have been extinguished.  The Series II will vest on January 1, 2019, subject to acceleration in the event of conversion or redemption.

On August 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note with a principal amount of $52,500 (the “Note”) and maturity date of April 29, 2017, pursuant to Note, the Company received $50,000 of net proceeds, net of original issue discount of $2,500. The Note bears an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the three lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of the note, the Company will record a premium as the note is considered stock settled debt under ASC 480.

The Company, subsequent to the quarter ended June 30, 2016, issued approximately 7,084,000 shares of common stock for the conversion of notes with a principal and interest value of approximately $549,000.

The Company, subsequent to the quarter ended June 30, 2016, issued 100,000 shares of common stock which vest on January 1, 2017 and with grant date fair value of approximately $11,500, to consultants. The value will be amortized over the service periods.

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

In its Molecular Diagnostics segment, since its inception (including prior to acquisition of its wholly owned subsidiary), PositiveID, has received over $50 million in government grants and contract work for the Department of Defense, DHS, the Federal Bureau of Investigation, the National Aeronautics and Space Administration, the Defense Advanced Research Projects Agency and industrial clients. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction. PositiveID is also developing the Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point of need applications. PositiveID has a substantial portfolio of intellectual property related primarily to sample preparation and rapid medical testing applications.

On December 4, 2015, the Company entered into an agreement giving it complete operational control of Thermomedics, Inc. and its FDA-cleared Caregiver® ™ product. Caregiver® is a clinical grade, infrared thermometer for measurement of forehead temperature in adults, children, and infants, without contact. It delivers an oral-equivalent temperature directly from the forehead in 1-2 seconds. Since there is no skin contact and Caregiver® does not require probe cover supplies, it reduces the risk of cross-contamination, which is an increasing concern, and saves healthcare facilities the cost of covers. The results of the Caregiver business are included in the Medical Devices segment.

On December 24, 2015, the Company acquired E-N-G Mobile Systems, Inc. (“ENG”), a leader in mobile labs, homeland security and communications vehicles. The largest and fastest growing aspect of ENG’s business over the last decade has been its mobile labs segment, which includes chemical, biological, nuclear, radiological and explosives testing in the field. ENG designs and builds these labs to customer specification in its facilities in Concord, California. The results of ENG are included in the Mobile Labs Segment.

Concentrations

Concentration of Deferred Revenue

At June 30, 2016, the Company had deferred revenue of approximately $0.2 million of which 15%, 17% and 19% were from the Company’s three largest customers. As of December 31, 2015, the Company had deferred revenue of approximately $1.8 million of which 21%, 22% and 38% were from the Company’s three largest customers.

Concentration of Revenues

During the three months ended June 30, 2016, the Company had revenue of approximately $1.8 million of which 22%, 22% and 44% were from the Company’s three largest customers. During the six months ended June 30, 2016, the Company had revenue of approximately $3.5 million of which 11%, 18% and 22% were from the Company’s three largest customers.

Concentration of Accounts Receivable

As of June 30, 2016, the Company had accounts receivable of approximately $280,000 of which 13%, 14% and 25% were from three of the Company’s largest customers. As of December 31, 2015, the Company had accounts receivable of approximately $641,000 of which 60% and 19% were from two of the Company’s largest customers.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

During 2015, the Company operated in a single segment. The following is the selected segment data for the three months ended June 30, 2016.

	Three Months Ended June 30,
	2016					2015
	Mobile Labs	Medical Devices	Molecular Diagnostics	Corporate	Total	Total
Revenue	$1,768	$80	$—	$—	$1,848	$51
Cost of revenue	1,194	18	—	—	1,212	46

Gross profit (loss)	574	62	—	—	636	5

Selling, general and administrative	442	211	192	942	1,787	1,122
Research and development	—	—	101	—	101	243

Total operating expenses	442	211	293	942	1,888	1,365
Operating income (loss)	$132	$(149)	$(293)	$(942)	$(1,252)	$(1,360)

Revenue

We reported revenue of $1.8 million and $51,000 for the three months ended June 30, 2016 and 2015, respectively. The increased revenue was attributable to the Company’s acquisition of E-N-G and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the entire three months ended June 30, 2016. The Company’s current revenues are primarily generated from its Mobile Labs segment. Such revenue is recorded at the completion and delivery of mobile lab and telecommunications vehicles. As individual projects may be material, revenues from quarter to quarter can vary materially based on the timing of such deliveries.

Cost of Revenue and Gross Profit

Cost of revenue consist of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue generating products and agreements. Cost of revenue was $1.2 million and $46,000 for three months ended June 30, 2016 and 2015, respectively. Gross profit increased from $5,000 in the three months ended June 30, 2015 to $636,000 in the three months ended June 30, 2016. The increased cost of revenue and gross profit was attributable to the Company’s acquisition of ENG and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the entire three months ended June 30, 2016.

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

Selling, general and administrative expense increased by $665,000, or 59%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily driven by an increase in marketing and overhead, netted by increased segment selling, general and administrative costs at our Mobile Lab and Medical Device segments, which were both acquired in December 2015.

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

Research and development expense decreased by approximately $142,000, or 58%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease was primarily attributable to the decrease in labor, and engineering costs related to the development of Firefly Dx product. During the three months ended June 30, 2015 our Firefly Dx benchtop prototype was in development phase and was completed by the end of the three months ended December 31, 2015. The Company does not expect to increase its research and development expenses until it arranges contractual or strategic arrangements to share in the costs of that development.

Change in Fair Value of Embedded Conversion Option Liability

The change in fair value of embedded conversion option liability changed by approximately $1.8 million or 367%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The change was primarily attributed to the revaluation of the fair value of the embedded conversion option liability charged to other expense and the change in the fair-value of the derivative liability in the three months ended June 30, 2016. This is a non-cash income/expense item.

Interest Expense

Interest expense increased by approximately $771,000 or 66%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes, the three months ended June 30, 2016. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

During 2015, the Company operated in a single segment. The following is the selected segment data for the six months ended June 30, 2016.

	Six Months Ended June 30,
	2016					2015
	Mobile Labs	Medical Devices	Molecular Diagnostics	Corporate	Total	Total
Revenue	$3,312	$200	$—	$—	$3,512	$182
Cost of revenue	2,297	50	—	—	2,347	148

Gross profit (loss)	1,015	150	—	—	1,165	34

Selling, general and administrative	900	420	329	1,938	3,587	2,911
Research and development	—	5	217	—	222	539

Total operating expenses	900	425	546	1,938	3,809	3,450
Operating income (loss)	$115	$(275)	$(546)	$(1,938)	$(2,644)	$(3,416)

Revenue

We reported revenue of $3.5 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The increased revenue was attributable to the Company’s acquisition of ENG and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the entire six months ended June 30, 2016. The Company’s current revenues are primarily generated from its Mobile Labs segment. Such revenue is recorded at the completion and delivery of mobile lab and telecommunications vehicles. As individual projects may be material, revenues from quarter to quarter can vary materially based on the timing of such deliveries.

Cost of Revenue and Gross Profit

Cost of revenue consist of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue generating products and agreements. Cost of revenue was $2.3 million and $0.1 million for six months ended June 30, 2016 and 2015, respectively. Gross profit increased from $34,000 in the six months ended June 30, 2015 to $1.2 million in the six months ended June 30, 2016. The increased cost of revenue and gross profit was attributable to the Company’s acquisition of ENG and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the entire six months ended June 30, 2016.

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

Selling, general and administrative expense increased by $676,000, or 53%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase was primarily driven by an increase in marketing and overhead, netted by increased segment selling, general and administrative costs at our Mobile Lab and Medical Device segments, which were both acquired in December 2015.

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

Research and development expense decreased by approximately $317,000, or 59%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was primarily attributable to the decrease in labor, and engineering costs related to the development of Firefly Dx product. During the six months ended June 30, 2015 our Firefly Dx benchtop prototype, was in development phase and was completed by the end of the three months ended December 31, 2015. The Company does not expect to increase its research and development expenses until it arranges contractual or strategic arrangements to share in the costs of that development.

Change in Fair Value of Embedded Conversion Option Liability

The change in fair value of embedded conversion option liability decreased by approximately $1.5 million or 129%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease was primarily attributed to the revaluation of the fair value of the embedded conversion option liability charged to other expense and the change in the fair-value of the derivative liability in the six months ended June 30, 2016. This is a non-cash income/expense item.

Interest Expense

Interest expense increased by approximately $1.3 million or 61%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes, the six months ended June 30, 2016. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Liquidity and Capital Resources

As of June 30, 2016, cash totaled $192,000 compared to cash of $173,000 at December 31, 2015.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $1.8 million and $2.3 million during the six months ended June 30, 2016 and 2015, respectively, primarily to fund operating losses. This decrease in cash used in operating activities was primarily the result of decrease in operating costs related to the development of Firefly Dx product and Company marketing programs.

Cash Flows from Investing Activities

Net cash (used in) and provided by investing activities totaled approximately $11,000 and $205,000, respectively, during the six months ended June 30, 2016 and 2015, respectively. The cash proceeds for 2015 primarily resulted from the net cash inflows from the sales of the Company’s warrant position in VeriTeQ.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $1.8 million and $2.6 million during the six months ended June 30, 2016 and 2015, respectively, primarily related to proceeds from the issuance of convertible notes and debentures.

Financial Condition

As of June 30, 2016, we had a working capital deficiency of approximately $12 million and an accumulated deficit of approximately $150 million, compared to a working capital deficit of approximately $10.7 million and an accumulated deficit of approximately $144 million as of December 31, 2015. The decrease in working capital was primarily due to operating losses for the period, offset by cash received from capital raised through convertible debt financings, that was spent on operations.

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

During 2016, we will need to raise additional capital, including capital not currently available under our current financing agreements, in order to execute our business plan.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2016. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2016 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of June 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2012, the Thermomedics and its former parent company, Sanomedics (together “Sano”) received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that Sano infringed on certain Exergen patents relating to Sano’s non-contact thermometers. On May 21, 2013, Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against Sano. On September 3, 2013, Sano filed its answer to Exergen’s complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sano filed a partial dismissal that removes Sano’s previous product, the Talking Non-Contact Thermometer, from the lawsuit. On September 15, 2015, the United States District Court – District of Massachusetts, entered an order granting Sano’s motion for summary judgment, ruling that that patents claims made by Exergen against Sano were invalid. On June 22, 2016, the U.S. Court of Appeals affirmed the United States District Court – District of Massachusetts’ summary judgment decision in favor of Thermomedics that the patent claims asserted against Thermomedics by Exergen are invalid. The Company has assumed responsibility to defend these claims and will continue to vigorously defend its rights to market and sell the Caregiver® thermometer. Management believes the Company will be successful in its defense.

Item 1A. Risk Factors.

Information regarding risk factors appears under the caption “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of Part I Item 2 of this quarterly report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 11, 2016. There have been no material changes to such risk factors during the three months ended June 30, 2016.

Item 2. Unregistered Sale of Equity Securities.

During the three months ended June 30, 2016, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1. During the three months ended June 30, 2016, we issued 3.7 million shares of our common stock to a lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.15.

2. During the quarter ended June 30, 2016, we issued 2.9 million shares of our common stock to a second lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.15.

3. During the quarter ended June 30, 2016, we issued 0.3 million shares of our common stock to a third lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.15.

4. On April 4, 2016, we issued 8,700 shares of our common stock to a consultant pursuant to a 12-month investor relations consulting agreement. The shares had a grant date fair value of $4,875 based on the trading price of the Company’s common stock on the issuance date.

5. On May 9, 2016, we issued 100,000 shares of our common stock to a consultant pursuant to a 12-month investor relations consulting agreement. The shares had a grant date fair value of $37,500 based on the trading price of the Company’s common stock on the issuance date.

6. On June 15, 2016, we issued 60,000 shares of our common stock to a consultant pursuant to a 6-month investor relations consulting agreement. The shares had a grant date fair value of $18,300 based on the trading price of the Company’s common stock on the issuance date.

In addition, on July 25, 2016, the Board of Directors (“Board”) of PositiveID authorized a Certificate of Designations of Preferences, Rights and Limitations of Series II Convertible Preferred Stock (the “Certificate”). The Certificate was filed with the State of Delaware Secretary of State on July 25, 2016. The Series II Convertible Preferred Stock (“Series II”) ranks: (a) senior with respect to dividends and right of liquidation with the Common Stock, par value $0.01 (“Common Stock”); (b) pari passu with respect to dividends and right of liquidation with the Corporation’s Series I Convertible Preferred Stock (“Series I”) and Series J Convertible Preferred Stock; and (c) junior to all existing and future indebtedness of the Company. The Series II has a stated value per share of $1,000, subject to adjustment as provided in the Certificate (the “Stated Value”), and a dividend rate of 6% per annum of the Stated Value. The Series II Preferred Stock has voting rights equal to the number of shares of Common stock that Series II Preferred Stock is convertible into times twenty-five. The Series II is subject to redemption (at Stated Value, plus any accrued, but unpaid dividends (the “Liquidation Value”)) by the Company no later than three years after a Deemed Liquidation Event and at the Company’s option after one year from the issuance date of the Series II, subject to a ten-day notice (to allow holder conversion). The Series II is convertible at the option of a holder or if the closing price of the Common Stock exceeds 400% of the Conversion Price for a period of twenty consecutive trading days, at the option of the Company. Conversion Price means a price per share of the Common Stock equal to 100% of the lowest daily volume weighted average price of the Common Stock during the subsequent 12 months following the date the Series II was issued. On August 11, 2016, the Board of PositiveID agreed to exchange 2,025 shares of its Series I, which shares have a stated value of $2,261,800, held by its directors, officers and management, namely, our CEO, acting CFO and Chairman, William J. Caragol, our President, Lyle L. Probst, and our three non-employee directors, Jeffrey Cobb, Michael Krawitz, and Ned L. Siegel, as well as Allison Tomek, our Senior Vice President of Corporate Development, and Kimothy Smith, our Chief Technology Advisor, for 2,262 shares of Series II (the “Exchange”). Pursuant to the Exchange each existing holder of Series I exchanged their Series I shares for Series II shares having equivalent stated value, maintaining the same voting rights as they had as holders of the Series I. Both the Series I and the Series II have a stated value per share of $1,000, and a dividend rate of 6% per annum. All shares of Series I previously issued have become null and void and any and all rights arising thereunder have been extinguished. The Series II will vest on January 1, 2019, subject to acceleration in the event of conversion or redemption. The foregoing description of the Exchange agreement does not purport to be complete and is qualified in its entirety by the complete text of the document attached as Exhibit 10.40 to this Report.

The securities described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering. Our reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the transactions did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sales of the securities took place directly between the offerees and us.

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

POSITIVEID CORPORATION (Registrant)

Date: August 12, 2016	By:	/s/ William J. Caragol
William J. Caragol
Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012, May 31, 2012, and April 18, 2013 (1).
3.2	Fifth Amendment to the Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed on December 8, 2014 (2).
3.3	Sixth Amendment to the Second Amended and Restated Certificate of Incorporation filed on April 30, 2015 (3).
3.4	Seventh Amendment to the Second Amended and Restated Certificate of Incorporation filed on February 25, 2016 (4).
3.5	Eighth Amendment to the Second Amended and Restated Certificate of Incorporation filed on June 27, 2016 (5).
3.6	Second and Restated By-Laws of PositiveID Corporation adopted on April 8, 2016 (6).
4.1	Certificate of Designation of the Series II Convertible Preferred Stock (6a)
10.1	PositiveID Corporation Employment and Non-Compete Agreement between the Company and William J. Caragol dated April 8, 2016 (7).
10.2	PositiveID Corporation Employment and Non-Compete Agreement between the Company and Lyle Probst dated April 8, 2016 (8).
10.3	Form of Securities Purchase Agreement, dated April 1, 2016, with Union Capital, LLC (9).
10.4	Form of 12% Convertible Redeemable Note, dated April 1, 2016, with Union Capital, LLC (10).
10.5	Form of 12% Convertible Redeemable Note, dated April 1, 2016, with Union Capital, LLC (11).
10.6	Form of Union Collateralized Note, dated April 1, 2016, with PositiveID Corporation (12).
10.7	Form of Convertible Promissory Note, dated April 7, 2016, with Crown Bridge Partners, LLC (13).
10.8	Form of Securities Purchase Agreement, dated April 7, 2016, with Crown Bridge Partners, LLC (14).
10.9	Form of Securities Purchase Agreement, dated April 18, 2016, with Toledo Advisors, LLC (15).
10.10	Form of 10% Convertible Redeemable Note, dated April 18, 2016, with Toledo Advisors, LLC (16).
10.11	Form of 10% Convertible Redeemable Note, dated April 18, 2016, with Toledo Advisors, LLC (17).
10.12	Form of Toledo Advisors, LLC Collateralized Note, dated April 18, 2016, with PositiveID Corporation (18).
10.13	Form of Securities Purchase Agreement, dated April 19, 2016, with LG Capital Funding, LLC (19).
10.14	Form of 10% Convertible Redeemable Note, dated April 19, 2016, with LG Capital Funding, LLC (20).
10.15	Form of 10% Convertible Redeemable Note, dated April 19, 2016, with LG Capital Funding, LLC (21).
10.16	Form of LG Capital Funding, LLC Collateralized Note, dated April 19, 2016, with PositiveID Corporation (22).
10.17	Form of 12% Convertible Redeemable Note, dated April 27, 2016, with Union Capital, LLC (23).
10.18	Form of 12% Convertible Redeemable Note, dated April 27, 2016, with Union Capital, LLC (24).
10.19	Form of Securities Purchase Agreement, dated April 27, 2016, with Union Capital, LLC (25).
10.20	Form of Union Capital, LLC Collateralized Note, dated April 27, 2016, with PositiveID Corporation (26).
10.21	Form of ENG Revolving Line of Credit with California Bank of Commerce, dated May 2, 2016 (27).
10.22	Form of 10% Convertible Redeemable Note, dated May 4, 2016, with ADAR Capital, LLC (28).
10.23	Form of 10% Convertible Redeemable Note, dated May 4, 2016, with ADAR Capital, LLC (29).
10.24	Form of Securities Purchase Agreement, dated May 4, 2016, with ADAR Capital, LLC (30).
10.25	Form of ADAR Capital, LLC Collateralized Note, dated May 4, 2016, with PositiveID Corporation (31).
10.26	Form of 10% Convertible Redeemable Note, dated May 17, 2016, with Essex Global Investment Corp. (32).
10.27	Form of Securities Purchase Agreement, dated May 17, 2016, with Essex Global Investment Corp. (33).
10.28	Form of 12% Convertible Redeemable Note, dated June 2, 2016, with Union Capital, LLC (34).
10.29	Form of 12% Convertible Redeemable Note, dated June 2, 2016, with Union Capital, LLC (35).
10.30	Form of Securities Purchase Agreement, dated June 2, 2016, with Union Capital, LLC (36).
10.31	Form of Union Capital, LLC Collateralized Note, dated June 2, 2016, with PositiveID Corporation (37).
10.32	Form of 10% Convertible Redeemable Note, dated June 17, 2016, with Crossover Capital Fund I, LLC (38).
10.33	Form of 10% Convertible Redeemable Note, dated June 17, 2016, with Crossover Capital Fund I, LLC (39).
10.34	Securities Purchase Agreement, dated June 17, 2016, with Crossover Capital Fund I, LLC (40).
10.35	Form of Crossover Capital Fund I, LLC Collateralized Note, dated June 17, 2016, with PositiveID Corporation (41).
10.36	Form of 12% Convertible Redeemable Note, dated June 30, 2016, with Union Capital, LLC (42)
10.37	Form of 12% Convertible Redeemable Note, dated June 30, 2016, with Union Capital, LLC (43)
10.38	Securities Purchase Agreement, dated June 30, 2016, with Union Capital, LLC (44)
10.39	Form of Union Capital, LLC Collateralized Note, dated June 30, 2016, with PositiveID Corporation (45)
10.40*

Form of Exchange Agreement between the Company and the Series I Convertible Preferred Stock Shareholders with regard to Exchanging Series I for Series II Convertible Preferred Stock, dated as of August 11, 2016.

10.41*	Form of Series II Preferred Stock Award Agreement, made as of August 11, 2016.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.1 of the Form 8-K/A previously filed by PositiveID Corporation on April 26, 2013.
(2)	Incorporated by reference to Exhibit 3.1 of the Form 8-K previously filed by PositiveID Corporation on December 12, 2014.
(3)	Incorporated by reference to Exhibit 3.1 of the Form 8-K previously filed by PositiveID Corporation on May 1, 2015.
(4)	Incorporated by reference to Exhibit 3.1 of the Form 8-K previously filed by PositiveID Corporation on February 26, 2016.
(5)	Incorporated by reference to Exhibit 3.1 of the Form 8-K previously filed by PositiveID Corporation on July 8, 2016.
(6)	Incorporated by reference to Exhibit 3.2 of the Form 10-K previously filed by PositiveID Corporation on April 12, 2016.
(6a)	Incorporated by reference to Exhibit 4.1 of the Form 8-K previously filed by PositiveID Corporation on July 29, 2016.
(7)	Incorporated by reference to Exhibit 10.80 of the Form 10-K previously filed by PositiveID Corporation on April 12, 2016.
(8)	Incorporated by reference to Exhibit 10.81 of the Form 10-K previously filed by PositiveID Corporation on April 12, 2016.
(9)	Incorporated by reference to Exhibit 10.74 of the Form 10-K previously filed by PositiveID Corporation on April 12, 2016.
(10)	Incorporated by reference to Exhibit 10.75 of the Form 10-K previously filed by PositiveID Corporation on April 12, 2016.
(11)	Incorporated by reference to Exhibit 10.76 of the Form 10-K previously filed by PositiveID Corporation on April 12, 2016.
(12)	Incorporated by reference to Exhibit 10.77 of the Form 10-K previously filed by PositiveID Corporation on April 12, 2016.
(13)	Incorporated by reference to Exhibit 10.78 of the Form 10-K previously filed by PositiveID Corporation on April 12, 2016.
(14)	Incorporated by reference to Exhibit 10.79 of the Form 10-K previously filed by PositiveID Corporation on April 12, 2016.
(15)	Incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on April 22, 2016.
(16)	Incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on April 22, 2016.
(17)	Incorporated by reference to Exhibit 10.3 of the Form 8-K previously filed by PositiveID Corporation on April 22, 2016.
(18)	Incorporated by reference to Exhibit 10.4 of the Form 8-K previously filed by PositiveID Corporation on April 22, 2016.
(19)	Incorporated by reference to Exhibit 10.5 of the Form 8-K previously filed by PositiveID Corporation on April 22, 2016.
(20)	Incorporated by reference to Exhibit 10.6 of the Form 8-K previously filed by PositiveID Corporation on April 22, 2016.
(21)	Incorporated by reference to Exhibit 10.7 of the Form 8-K previously filed by PositiveID Corporation on April 22, 2016.
(22)	Incorporated by reference to Exhibit 10.8 of the Form 8-K previously filed by PositiveID Corporation on April 22, 2016.
(23)	Incorporated by reference to Exhibit 4.1 of the Form 8-K previously filed by PositiveID Corporation on May 3, 2016.
(24)	Incorporated by reference to Exhibit 4.2 of the Form 8-K previously filed by PositiveID Corporation on May 3, 2016.
(25)	Incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on May 3, 2016.
(26)	Incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on May 3, 2016.
(27)	Incorporated by reference to Exhibit 4.1 of the Form 8-K previously filed by PositiveID Corporation on May 6, 2016.
(28)	Incorporated by reference to Exhibit 4.2 of the Form 8-K previously filed by PositiveID Corporation on May 6, 2016.
(29)	Incorporated by reference to Exhibit 4.3 of the Form 8-K previously filed by PositiveID Corporation on May 6, 2016.
(30)	Incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on May 6, 2016
(31)	Incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on May 6, 2016.
(32)	Incorporated by reference to Exhibit 4.1 of the Form 8-K previously filed by PositiveID Corporation on May 20, 2016.
(33)	Incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on May 20, 2016.
(34)	Incorporated by reference to Exhibit 4.1 of the Form 8-K previously filed by PositiveID Corporation on June 3, 2016.
(35)	Incorporated by reference to Exhibit 4.2 of the Form 8-K previously filed by PositiveID Corporation on June 3, 2016.
(36)	Incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on June 3, 2016.
(37)	Incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on June 3, 2016.
(38)	Incorporated by reference to Exhibit 4.1 of the Form 8-K previously filed by PositiveID Corporation on June 24, 2016.
(39)	Incorporated by reference to Exhibit 4.2 of the Form 8-K previously filed by PositiveID Corporation on June 24, 2016.
(40)	Incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on June 24, 2016.
(41)	Incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on June 24, 2016.
(42)	Incorporated by reference to Exhibit 4.1 of the Form 8-K previously filed by PositiveID Corporation on July 8, 2016.
(43)	Incorporated by reference to Exhibit 4.2 of the Form 8-K previously filed by PositiveID Corporation on July 8, 2016.
(44)	Incorporated by reference to Exhibit 10.1 of the Form 8-K previously filed by PositiveID Corporation on July 8, 2016.
(45)	Incorporated by reference to Exhibit 10.2 of the Form 8-K previously filed by PositiveID Corporation on July 8, 2016.

* Filed herewith

** Furnished herewith

