Form 10-Q
period 2016-09-30
POSITIVEID Corp
filed 2016-11-18
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on November 14, 2016 is as follows:

Class	Number of Shares
Common Stock: $0.01 Par Value	332,953,028

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash	$140	$173
Accounts receivable	313	641
Inventories	555	1,768
Other receivables	—	123
Prepaid expenses and other current assets	115	243
Total Current Assets	1,123	2,948

Equipment, net	139	163
Goodwill	800	817
Intangibles, net	531	749
Other assets	19	18
Total Assets	$2,612	$4,695

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$309	$248
Accrued expenses and other current liabilities	870	950
Deferred revenue	123	1,847
Notes and loans payable, net of discounts	627	359
Short-term convertible debt and accrued interest, net of discounts and premiums	5,235	2,128
Embedded conversion option liability	5,604	7,786
Tax contingency	144	201
Contingent earn-out liability	—	123
Total Current Liabilities	12,912	13,642

Long Term Liabilities:
Loan payable	20	31
Contingent earn-out liability	—	184
Mandatorily redeemable preferred stock, 2,500 shares authorized; $0.001 par value; Series I Preferred – nil and 2,025 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; liquidation preference and redemption value of nil and $2,196 at September 30, 2016 and December 31, 2015, respectively.	—	2,680
Total Liabilities	12,932	16,537

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value:
Series J Convertible Preferred – 71 and 125 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; liquidation preference of $71,000 and $125,000, at September 30, 2016 and December 31, 2015, respectively;	—	—
Series II Convertible Preferred – 2,262 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; liquidation preference of $2,281,000 and $0, at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, 3,895,000,000 shares authorized, $0.01 par value; 49,434,995 and 8,815,825 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	494	88
Additional paid-in capital	143,664	132,231
Accumulated deficit	(154,478)	(144,161)
Total Stockholders’ Deficit	(10,320)	(11,842)
Total Liabilities and Stockholders’ Deficit	$2,612	$4,695

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$1,065	$2,500	$4,578	$2,682

Cost of revenue	527	—	2,874	148

Gross Profit	538	2,500	1,704	2,534

Operating expenses:
Selling, general and administrative (including $2,025 in the three and nine months ended September 30, 2016 reflecting a non-cash charge for the exchange of Series II Preferred Stock for Series I Preferred Stock – see Note 5)	3,755	818	7,342	3,730
Research and development	187	454	409	992
Total operating expenses	3,942	1,272	7,751	4,722
Operating income (loss)	(3,404)	1,228	(6,047)	(2,188)

Other income (expense):
Interest expense	(2,263)	(1,087)	(5,852)	(3,389)
Change in acquisition obligations, net	107	—	107	—
Change in fair value of embedded conversion option liability	1,077	(270)	1,424	(1,446)
Loss on extinguishment of debt	(6)	—	(6)	(233)
Other income (expense), net	6	36	57	370
Total other expense, net	(1,079)	(1,321)	(4,270)	(4,698)
Net loss	(4,483)	(93)	(10,317)	(6,886)

Preferred stock dividends	(34)	(32)	(100)	(78)
Net loss attributable to common stockholders	$(4,517)	$(125)	$(10,417)	$(6,964)

Loss per common share attributable to common stockholders – basic and diluted	$(0.19)	$(0.02)	$(0.63)	$(1.28)

Weighted average shares outstanding – basic and diluted	23,436,571	6,978,355	16,580,355	5,430,626

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2016

(In thousands, except share data)

(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2015	125	$—	8,815,825	$88	$132,231	$(144,161)	$(11,842)
Net loss	—	—	—	—	—	(10,317)	(10,317)
Common Stock issued for services	—	—	728,700	7	150	—	157
Vested shares returned	—	—	(1,316)	—	—	—	—
Other stock based compensation	—	—	—	—	726	—	726
Common Stock issued pursuant to convertible note conversions	—	—	39,891,786	399	2,871	—	3,270
Reclassification of derivative liability upon debt conversion	—	—	—	—	3,026	—	3,026
Reclassification of premium upon debt extinguishment	—	—	—	—	28	—	28
Retired Series J Preferred shares	(54)	—	—	—	(54)	—	(54)
Preferred stock dividends	—	—	—	—	(100)	—	(100)
Issuance of Series II Preferred shares	2,262	—	—	—	4,786	—	4,786
Balance at September 30, 2016	2,333	$—	49,434,995	$494	$143,664	$(154,478)	$(10,320)

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(10,317)	$(6,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	187
Stock-based compensation	2,908	1,315
Convertible debt discounts and premium amortization	5,306	2,942
Loss on extinguishment of debt	6	233
Change in fair value of embedded conversion option liability	(1,424)	1,446
Change in acquisition obligations	(107)	—
Gain on sale of investment shares	—	(336)
Allowance for collection of note receivable	—	135
Note issued as consideration for services	145	129
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	456	(13)
Decrease in inventory	1,214	—
Increase (decrease) in accounts payable and other accrued expense	(39)	(89)
Increase in accrued interest	471	447
Decrease in deferred revenue	(1,724)	(2,571)
Decrease in tax contingency	(58)	(215)
Net cash used in operating activities	(2,912)	(3,276)

Cash flows from investing activities:
Proceeds from sale of investment shares, net	—	336
Cash loaned for note receivable	—	(135)
Purchase of property and equipment	(8)	(4)
Net cash (used in) provided by investing activities	(8)	197

Cash flows from financing activities:
Proceeds from debt financing, net of fees	3,076	3,891
Payments on short-term debt	(189)	(638)
Net cash provided by financing activities	2,887	3,253
Net (decrease) increase in cash and cash equivalents	(33)	174
Cash and cash equivalents, beginning of period	173	145
Cash and cash equivalents, end of period	$140	$319

Supplementary Cash Flow Information:
Cash paid for interest	$70	$48
Cash paid for income tax	$—	$—

Non-cash financing and investing activities:
Conversion of promissory notes into common stock	$3,270	$2,581
Stock issued for prepaid services	$159	$149
Reclassification of embedded conversion option liability upon conversion of debt	$3,026	$1,240
Premium recorded on debt	$447	$—
Reclassification of stock settled debt premium to equity upon extinguishment and conversion of debt	$28	$2,082
Discounts recorded for loan fees and original issue discount	$320	$638
Embedded conversion option liability recorded as debt discount	$2,270	$4,307

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

1. Organization and Basis of Presentation

PositiveID Corporation, including its wholly-owned subsidiaries PositiveID Diagnostics Inc. (“PDI”), and E-N-G Mobile Systems, Inc. (“ENG”), and Thermomedics, Inc. (“Thermomedics”), (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing; markets the Caregiver® non-contact clinical thermometer; and manufactures specialty technology vehicles. The Company’s fully automated pathogen detection systems and assays are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry to detect biological weapons of mass destruction. The Company is developing Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications. The Company’s Caregiver® thermometer is an FDA-cleared infrared thermometer for the professional healthcare market. The Company also manufactures specialty technology vehicles focused primarily on mobile laboratory and communications applications.

Authorized Common Stock

As of September 30, 2016, the Company was authorized to issue 3.895 billion shares of common stock. On February 25, 2016, the Company filed the Seventh Amendment to the Second Amended and Restated Certificate of Incorporation, as amended, with the State of Delaware to increase the number of authorized common shares to 3.895 billion shares, from 1.97 billion shares. On June 27, 2016, the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for-50 and the Company filed the Eighth Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split. The reverse split only affected outstanding common stock and the number of authorized shares was not adjusted. On July 5, 2016, the reverse stock split became effective. All share amounts in our historical financial statements have been adjusted to reflect the 1-for-50 reverse stock split.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2016, we had a working capital deficit of approximately $12 million and a stockholders’ deficit of approximately $10.3 million, compared to a working capital deficit of approximately $10.7 million and a stockholders’ deficit of approximately $11.8 million as of December 31, 2015. The increase in the working capital deficit was primarily due to operating losses for the period and capital raised through convertible debt financings that was spent on operations.

We have incurred operating losses and net cash used in operating activities prior to and since the merger that created PositiveID. The operating losses during 2015 and for the three and nine months ending September 30, 2016 are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and Caregiver® products. We expect our operating losses to continue through 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In 2015 and for the first nine months of 2016, we raised approximately $5.9 and $3.1 million, respectively from the issuance of convertible debt.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

The unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements

There are no new accounting pronouncements during the nine months ended September 30, 2016 that affect the consolidated financial position of the Company or the results of its operations. Accounting Standard Updates which are not effective until after September 30, 2016, including the pronouncements discussed below, are not expected to have a significant effect on the Company’s consolidated financial position or results of its’ operations.

ASU 2016-15:

In August 2016, FASB issued Accounting Standards Update (“ASU”), 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

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

September 30, 2016

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

September 30, 2016

(Unaudited)

2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries of which all are inactive except for PDI, ENG and Thermomedics. All intercompany balances and transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2016 or December 31, 2015, respectively. The Company maintained its cash in various financial institutions during the year ended December 31, 2015 and as of September 30, 2016. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits. At times, cash deposits exceeded the federally insured limits however, the Company has not incurred any losses to date. There were no cash deposits that exceeded the federally insured limits as of September 30, 2016.

Accounts receivable

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at September 30, 2016 and December 31, 2015.

Inventories

Inventory consists of finished goods of our Caregiver® non-contact thermometers, and in our Mobile Lab Segment consists of standard and manufactured frames and bodies of vehicles, components of mobile units and other materials and is stated at lower of cost or market and net realizable value on average basis. Reserves, if necessary, are recorded to reduce inventory to market value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated periodically and are based on the Company’s business plan and from feedback from customers and the product development team; however, estimates can vary significantly. As of September 30, 2016, and December 31, 2015, inventory reserves were not material.

Inventories consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Finished goods of Caregiver® non-contact thermometers	$43	$15
Materials inventory	446	966
Mobile vehicle inventory	66	787
	$555	$1,768

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

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

Depreciation expense for the three months ended September 30, 2016 and 2015 was approximately $11,000 and $400, respectively, and $33,000 and $2,000 for nine months ended September 30, 2016 and 2015, respectively.

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

In assessing potential impairment of the intangible assets recorded in connection with the PDI, ENG and Thermomedics acquisitions, as of September 30, 2016, we considered the likelihood of future cash flows attributable to such assets. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets exists as of September 30, 2016. The Company performed its annual impairment test of goodwill as of December 31, 2015. As a result of this annual test, using the market capitalization method of valuation, it was determined that the goodwill balance as of December 31, 2015 was not impaired.

Amortization expense for the three months ended September 30, 2016 and 2015 were $39,000 and $31,000, respectively and $218,000 and $91,000 for nine months ended September 30, 2016 and 2015, respectively.

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

September 30, 2016

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

Concentrations

Concentration of Deferred Revenue

At September 30, 2016, the Company had deferred revenue of approximately $0.1 million of which 58% and 33% were from the Company’s two largest customers. As of December 31, 2015, the Company had deferred revenue of approximately $1.8 million of which 21%, 22% and 38% were from the Company’s three largest customers.

Concentration of Revenues

During the three months ended September 30, 2016, the Company had revenue of approximately $1.1 million of which 34%, 17% and 12% were from the Company’s three largest customers. During the nine months ended September 30, 2016, the Company had revenue of approximately $4.6 million of which 33% and 17% were from the Company’s two largest customers. During the nine months ended September 30, 2015, the Company had revenue of $2.5 million of which 93% was from the Company’s largest customer.

Concentration of Accounts Receivable

As of September 30, 2016, the Company had accounts receivable of approximately $313,000 of which 29%, 21% and 12% were from three of the Company’s largest customers. As of December 31, 2015, the Company had accounts receivable of approximately $641,000 of which 60% and 19% were from two of the Company’s largest customers.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the three and nine months ended September 30, 2016 and 2015 were not significant.

Shipping and Handling

Costs incurred by the Company for freight in are included in costs of revenue. Freight in costs incurred for the three and nine months ended September 30, 2016 and 2015 were not significant.

Legal Expenses

All legal costs are charged to expense as incurred.

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

September 30, 2016

(Unaudited)

The Company accounts for debt issuance cost paid to lenders, or on behalf of lenders, in accordance with ASC 470, Debt. The costs associated with the issuance of debt are recorded as debt discount and amortized over the life of the underlying debt instrument.

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a convertible note containing an embedded derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity and the note is reclassified to equity without gain or loss. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

The following potentially dilutive equity securities outstanding as of September 30, 2016 and as of December 31, 2015 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	September 30, 2016	December 31, 2015
Common shares issuable under:
Convertible notes	516,799	10,930
Convertible Series I Preferred Stock	---	1,796
Convertible Series II Preferred Stock	106,080	---
Convertible Series J Preferred Stock	3,302	116
Stock options	1,420	492
Warrants	294	270
Unvested restricted common stock	45	67
	627,940	13,671

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During 2015, the Company only operated in one segment – Diagnostics and Detection. Beginning January 1, 2016, the Company operates in three business segments: Molecular Diagnostics, Medical Devices and Mobile Labs (see Note 9).

Reclassifications

The Company reclassified $148,000 costs reported for the nine months ended September 30, 2015, as Direct Labor into Cost of Revenues to conform to the 2016 presentation.

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

Additional earn-out payments may be earned by ENG. Each Earn-Out Payment, if any, will be calculated at 5% of the revenue actually recognized and realized from each of the contracts and purchase orders identified, with an earn-out value indicated for each on the signed backlog schedule (the “Signed Backlog Schedule”) subsequent to Closing. For purposes of determining whether any earn-out payments will be made and the amount of such payment, the term Signed Backlog Schedule means those signed contracts and purchase orders in effect as of the date of Closing but under which the product is yet to be delivered and all or a portion of the revenue is yet to be recognized as of Closing. The earn-out payments are to be paid in cash within five business days following the date the Company recognizes the revenue (including deposits held) and receives full payment from the applicable contract or purchase order on the Signed Backlog Schedule. The Earn-Out Payments were subject to adjustment finalization of the purchase accounting. The Company recorded a contingent earn-out liability of approximately $123,000, as a current liability, as reflected in the consolidated balance sheet as of December 31, 2015 and an offsetting recovery asset of approximately $111,000. During the nine months ended September 30, 2016, the Company and the seller of ENG agreed to the final measurement of the earn-out consideration taking into account the finalization of the net asset balance, with total earnout payments of approximately $39,000 during the nine months ended September 30, 2016. As a result, the Company recorded an additional expense of $27,300 during the nine months ended September 30, 2016 which is included in change in acquisition obligation in the accompanying consolidated statement of operations. The contingent earn-out liability related to ENG had no balance as of September 30, 2016.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

The estimated purchase price of the acquisition totaled $912,000, comprised of $750,000 in cash, a convertible seller note of $150,000 (“ENG Note”), and the fair value of the contingent consideration estimated at approximately $123,000, less an estimated recovery based on the closing net worth of ENG estimated at $111,000 at December 31, 2015. The fair value of the contingent consideration was estimated based upon the present value of the expected future payouts of the contingent consideration and was subject to change upon the finalization of the purchase accounting which occurred during the nine months ended September 30, 2016.

The Company acquired ENG for a number of reasons including the experience of its workforce, the quality and long history of its product offerings, its prospects for sales and profit growth, and the Company’s ability to leverage its business relationships to create new growth opportunities.

In connection with the issuance of the ENG Note, the Company computed a premium of $50,000 as the note is considered a stock settled debt under ASC 480, all of which was amortized immediately as a non-cash expense charged to interest expense (see Note 4). The principal amount and premium are included in short-term convertible debt in the accompanying unaudited balance sheet as of September 30, 2016.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

On August 25, 2016, PositiveID completed the acquisition and entered into an agreement with the Sanomedics and Thermomedics (the “August Agreement”), which amends certain terms of the Purchase Agreement and terminates the Control Agreement. The amendments to the Purchase Agreement include: (a) that any legal expense or losses incurred by PositiveID after June 30, 2016 related to the Exergen litigation shall have the effect of reducing any future earnouts that may be owed to the Sanomedics, dollar for dollar; (b) PositiveID and the Sanomedics also agreed to settle the final closing net working capital adjustment through a reduction of the Series J Preferred Stock shares to be released from escrow. As a result, the 125 shares of Preferred Series J stock originally issued shall be released from escrow as follows: 71 shares to the Sanomedics and 54 shares returned to the Company’s treasury.

As of August 25, 2016 and September 30, 2016, the Series J preferred stock consideration has a fair value of $71,000, and the estimated fair value of the contingent consideration was nil based on the fair value analysis as of September 30, 2016.

In connection with the acquisition, the Company issued a Convertible Promissory Note to Keith Houlihan, the former CEO of the Sanomedics and President of Thermomedics (the “Holder”), dated August 25, 2016 in the aggregate principal amount of $75,000 (the “Note”). The Note bears an interest rate of 5%, and is due and payable before or on August 25, 2017. The Note may be converted by the Holder at any time after February 28, 2017 into shares of Company’s common stock at a price equal to a 10% discount to the average of the three lowest daily VWAPs (volume weighted average price) of the Company’s common stock as reported on the OTCQB for the 10 trading days prior to the day the Holder requests conversion. Any conversion will be limited by: (i) Holder may not make more than one conversion every ten trading days, and (ii) the amount of conversion shares at any conversion may not be more than the total number of shares of Common Stock traded over the ten trading days preceding the conversion notice multiplied by 5%. The Note is a long-term debt obligation that is material to the Company. The Note may be prepaid in accordance with the terms set forth in the Note. The Note also contains certain representations, warranties, and events of default including if the Company fails to pay when due any amount owed on the Note, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In the event of default, at the option of the Holder and in the Holder’s sole discretion, the Holder may consider the Note immediately due and payable. The Company recorded this expense of $75,000 in the change in acquisition obligations in the accompanying consolidated statement of operations.

In consideration for the Note, the Company entered into a Consent and Release by and between the Company, Thermomedics, the Holder and Vitacura LLC, a Florida limited liability corporation (“Vitacura”), which is wholly owned by the Holder (the “Release”), pursuant to which the Holder and Vitacura agreed to release the Company and Thermomedics from any and all causes of action.

In connection with the acquisition, additional earn-out payments of up to $750,000 for each of the fiscal years ending December 31, 2016 and 2017 may be earned by the Thermomedics if certain revenue thresholds are met as described in the Purchase Agreement. Such earn-out payments, if any, will consist of 25% in cash, up to $187,000 and 75% and in shares of preferred stock of the Company, up to 563 shares of Preferred Stock, for each of the fiscal years ending December 31, 2016 and 2017, respectively. The Company recorded a contingent earn-out liability of $184,000, as a non-current liability, as reflected in the consolidated as of December 31, 2015. The Company adjusted the contingent earn-out liability to its fair value during the three months ended September 30, 2016. As of September 30, 2016, the estimated value of the earnout liability was nil.

Accordingly, the Company reduced other assets by $12,000, reduced goodwill by $17,000, reduced Preferred Series J by $54,000, reduced the contingent earn-out liability by $184,000 and recognized a net gain of $209,000 included in change in acquisition obligations in the accompanying consolidated statement of operations.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

Contingent earn-out liability for Thermomedics and ENG as of September 30, 2016 is as follows (in thousands):

Contingent Earn-Out Liability (In thousands):
Balance of contingent earn-out liability as of December 31, 2015	$307
Payment during the nine months ended September 30, 2016	(39)
Change in FV of liability during the nine months ended September 30, 2016	(268)
Balance of contingent earn-out liability as of September 30, 2016	$—

The following supplemental unaudited pro forma information assumes that these acquisitions had occurred as of January 1, for the nine months ended September 30, 2015 (in thousands except per share data):

For Nine Months Ended September 30, 2015
(unaudited)
Revenue	$6,462
Net loss	$(4,500)
Loss per common share – basic and diluted	$(1.25)

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

The Company holds a five-year warrant dated November 13, 2013, with original terms entitling the Company to purchase 300,000 shares of VeriTeQ common stock at a price of $2.84. Pursuant to the terms of the warrant, in particular the full quantity and pricing reset provisions, the warrant had an original dollar value of $852,000 and can be exercised using a cashless exercise feature. As of September 30, 2016 and December 31, 2015, the warrant had remaining dollar value of $728,827. As of September 30, 2016 the Company had outstanding convertible notes receivable from VeriTeQ of $781,635 which includes default principal and interest of which a full reserve has been established as noted below. Pursuant to the warrant the Company realized $319,000 of other income during the nine months ended September 30, 2015.

On October 19, 2015, VeriTeQ received a default notice from its senior lender demanding repayment of approximately $2.1 million of indebtedness, secured by substantially all of VeriTeQ’s assets, which VeriTeQ was unable to repay. VeriTeQ also received a Notice of Disposition of Collateral advising the Company that the senior lender, acting as collateral agent, intended to sell the assets at auction, which it did on November 4, 2015. VeriTeQ has ceased its business operations related to implantable medical device identification. On November 25, 2015, VeriTeQ entered into a Stock Purchase Agreement with an unaffiliated company whereby VeriTeQ agreed to acquire all of the issued and outstanding membership interests of that company. During the nine months ended September 30, 2016 the Company did not have an opportunity to sell any of its holdings in VeriTeQ. On May 6, 2016 VeriTeQ completed the closing pursuant to the November 25, 2015 Stock Purchase agreement.

As VeriTeQ is an early stage company, not yet fully capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains will be recognized.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

4. Equity and Debt Financing Agreements

Convertible Note Financings

Short-term convertible debt as of September 30, 2016 is as follows (In thousands):

	Notes	Accrued Interest	Total

Convertible notes with accrued interest accounted for as stock settled debt	$844	$25	$869
Conversion premiums	418	—	418
	1,262	25	1,287

Convertible notes with embedded derivatives	5,420	934	6,354
Derivative discounts	(2,086)	—	(2,086)
	3,334	934	4,268

Original issue discounts and loan fee discounts	(320)	—	(320)
	$4,276	$959	$5,235

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

During 2015, the Company had received all eight tranches under the Note I SPA ($500,000 principal in 2014 and $3,650,000 principal in 2015 which includes an additional $150,000 added to one of the agreed $500,000 monthly funding as requested by the Company), with maturity dates, depending on the date funded, between June 26, 2016 and December 29, 2016, pursuant to a convertible note. Under the agreement the Company received $3,540,600, which was net of the $448,400 Purchaser’s expenses and legal fees and $166,000 which represents the 4% original issue discount. As of June 30, 2016, the Company has received, all six tranches under the Note II SPA ($2,281,250 in principal in 2015 and $208,333 in 2016) with maturity dates of February 15, 2017 and June 30, 2017, pursuant to a convertible note. Under the agreement the Company received $2,143,000, which was net of Purchaser’s expenses, legal fees of $247,000 and a 4% original issue discount of $99,583. The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of Notes I and II, the Company recorded a debt discount of $387,000 in 2014, $5,116,600 in 2015 and $180,000 during the three months ended March 31, 2016, totaling to $5,683,600 of debt discount recorded, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $3,331,000 through 2015 and $2,996,000 during the nine months ended September 30, 2016. During the quarter ended September 30, 2016, $1,219,000 of the outstanding principal and interest on Notes I and II was converted into 29,034,805 shares of common stock. As of September 30, 2016, the outstanding principal and interest on Notes I and II were $3,122,000. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,936,405 was recorded when Notes I and II were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes I and II at September 30, 2016 was $2,459,000.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

On December 22, 2015, in order to finance the acquisition of ENG, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated December 22, 2015 (the “Note III SPA”) for an aggregate principal amount of $904,042 and subscription amount of $865,000, net of OID (the “Purchase Price”). The Company also reimbursed the Purchaser $30,000 for legal fees and expenses from the proceeds of the Note. Pursuant to the Note III SPA, the Company shall issue a 4% Original Issue Discount Senior Secured Convertible Promissory Note (the “Note III”) to Dominion. Note III was issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock, on a semi-monthly basis, subject to certain conditions contained in the Note III SPA. The amortization payments will begin to be due starting on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company received funding for Note III on December 24, 2015, net proceeds of $751,500 (net of the $152,542 of legal fees, expenses and OID). Note III accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity date of June 15, 2017. Note III is convertible any time after its issuance date and Dominion has the right to convert any or all of Note III into shares of the Company’s common stock at a conversion price equal to $1.10, subject to adjustment as described in Note III. Additionally, under certain conditions defined in Note III, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note III can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. In connection with the issuance of the Note III, the Company recorded a debt discount of $751,500 when Note III was entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $382,000 for nine months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on Note III was $988,000. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $1,267,800 was recorded when Note III was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note III at September 30, 2016 was $964,000.

On January 28, 2016, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated January 28, 2016 (the “Note IV SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate principal amount of $2,187,500 and subscription amount of $2,100,000 (the “Purchase Price”), net of OID. Pursuant to the Note IV SPA, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Note IV”) to the Purchaser. The Purchase Price is scheduled to be paid in six equal monthly tranches of $350,000, subject to the discretion of the Purchaser. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, on a semi-monthly basis, subject to certain conditions and limitations contained in the Note IV SPA. The amortization payments will begin on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company also reimbursed the Purchaser $20,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $10,000 from the first tranche. As of nine months ended September 30, 2016, the Company has received a total of $437,178 net proceeds under Note IV (net of the $83,655 of legal fees, expenses and OID). Note IV accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity dates between July 15, 2017 and December 21, 2017. Note IV is convertible any time after its issuance date and Dominion has the right to convert any or all of Note IV into shares of the Company’s common stock at a conversion price equal to $1.10 subject to adjustment as described in Note IV. Additionally, under certain conditions defined in Note IV, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note IV can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. Subsequent to the funding of the first tranche the Purchaser and the Company agreed to delay further tranches, until such time as the Purchaser and Company mutually agree, both as to timing and amount. In connection with the issuances of Note IV, the Company recorded a debt discount of $437,178 when the notes were entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $169,000 for the nine months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on Note IV was $557,000. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $507,252 was recorded when Note IV was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note IV at September 30, 2016 was $576,000. Subsequent to the three months ended September 30, 2016, the Company received $87,585 net proceeds under Not IV net of the $6,165 of legal fees, expenses and OID). In connection with the funding of the fifth tranche, the Company will record a debt discount, related to the embedded conversion option derivative liability. As the note conversion includes a “lesser of” pricing provision, a derivative liability will also be recorded.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

Other Convertible Debt Financing

On June 18, 2014, the Company closed a financing agreement whereby the Company borrowed an aggregate principal amount of $247,500 with a 10% original note discount. The note has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of (i) a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion or (ii) $3.75. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The first tranche was funded on June 18, 2014 with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of June 17, 2016, pursuant to the convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest of the note was fully converted into 488,518 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The second tranche was funded on September 19, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of September 19, 2015, pursuant to a convertible note. In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the notes was fully converted into 139,619 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The third tranche was funded on December 22, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of December 22, 2015, pursuant to a convertible note. The Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of September 30, 2015. As of September 30, 2015, the outstanding principal and interest of the note was fully converted into 117,147 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $62,118 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The fourth tranche was funded on January 13, 2016, with a principal amount of $82,500 and net proceeds of $75,000, with a maturity date of January 13, 2018, pursuant to a convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $75,000, related to the embedded conversion option derivative liability which has been fully amortized during the nine months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on the note was fully converted into 2,078,000 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $122,263 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

On April 6, 2015, the Company issued a new note for $166,681 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.77) or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $88,319 as compensation for Purchaser’s costs related to the purchase and assignment. This $88,319 was expensed as a loss on debt extinguishment. In connection with the issuance of the notes, the Company recorded a debt discount of $255,000 related to the embedded conversion option derivative liability which has been fully amortized as of December 31, 2015. As of the quarter ended June 30, 2016, the outstanding principal and interest of the note was fully converted into 636,490 shares of common stock. As of September 30, 2016, the note has no outstanding balance. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $305,904 was recorded when these notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the notes. The recorded derivative liability balance was reclassified to equity upon conversion of the note and has zero balance as of September 30, 2016.

On March 9, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”) with a maturity date of March 9, 2017. Pursuant to Note I, the Company received $125,000 of proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $86,000 for the nine months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on Note I was $140,223. During the three months ended September 30, 2016, the Company received $70,000 of proceeds and $55,000 was received subsequent to the three months ended September 30, 2016 pursuant to Note II, net of original issue discount of $5,200 and legal fees of $5,000. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $249,000 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes at September 30, 2016 was $196,000.

On March 16, 2016, the Company borrowed $53,000 with a maturity date of on December 18, 2016, pursuant to a financing agreement. Under the agreement the Company received $50,000 of proceeds, net of $3,000 legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 35% discount to the price of common shares in the ten days prior to conversion. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2016. On August 19, 2016, the lender entered into a purchase and assignment agreement with a third lender to sell and assign the outstanding principal and interest of $54,731 (original note). Pursuant to the purchase and assignment agreement, the third lender and the Company amended the original note (as discussed in the paragraph below) and issued a replacement note with a principal amount of $61,331, which includes an additional amount of $6,600 from the original note’s outstanding balance. The additional amount was recorded as a loss on debt extinguishment. As of September 30, 2016, the Company no longer has any outstanding debt owed to the lender. The total recorded premium was on the original note was reclassified to equity upon extinguishment of the debt.

On August 19, 2016, The Company entered into an agreement with a lender to issue a replacement note (as discussed in the above paragraph). The note bears an interest rate of 5%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 40% discount of the average of the two lowest closing bid price of the common stock for the 20 trading days prior to conversion. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of replacement note, the Company recorded a debt discount of $54,731, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $43,000 for the three months ended September 30, 2016. During the three months ended September 30, 2016, $15,000 of the outstanding balance was converted into 877,193 shares of the Company’s common stock. As of September 30, 2016, the outstanding principal and interest on note was $47,040. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $54,770 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the note at September 30, 2016 was $15,141.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

On April 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”). Note I was funded on April 1, 2016, with a maturity date of April 1, 2017, pursuant to Note I, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on August 2, 2016, with a maturity date of April 1, 2017, pursuant to Note II, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of Notes, the Company recorded a debt discount of $250,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $93,000 for the nine months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on Notes were $281,100. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $311,756 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes at September 30, 2016 was $266,522.

On April 12, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $58,000, with a maturity date of April 7, 2017, pursuant to note, the Company will receive $50,000 of net proceeds, net of original issue discount and legal fees. The note bears an interest rate of 5%; and is convertible at variable conversion price at a 37% discount to the common shares price on the date of the note or at a 47% discount of the lowest trading price equal to or is lower than $0.25, as described in the note. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of note, the Company recorded a debt discount of $50,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $24,000 for the nine months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on note was $59,360. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $73,505 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the note at September 30, 2016 was $52,790.

On April 18, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $143,000 (the “Notes”), with the first note being in the amount of $71,500 (“Note I”) and the second note being in the amount of $71,500 (“Note II”). Note I was funded on April 18, 2016, with a maturity date of April 18, 2017, pursuant to Note I, the Company received $55,000 of net proceeds, net of original issue discount of $6,500 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $65,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 38% discount of the average of the three lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $42,900 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. As of September 30, 2016, the outstanding principal and interest on the note was $75,100.

On April 18, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $126,000 (the “Notes”), with the first note being in the amount of $63,000 (“Note I”) and the second note being in the amount of $63,000 (“Note II”). Note I was funded on April 20, 2016, with a maturity date of April 19, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $60,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $33,923 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. As of September 30, 2016, the outstanding principal and interest on the note was $66,150.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

On April 28, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $437,500 (the “Notes”), with the first note being in the amount of $218,750 (“Note I”) and the second note being in the amount of $218,750 (“Note II”). Note I was funded on April 28, 2016, with a maturity date of April 27, 2017, pursuant to Note I, the Company received $190,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $20,000. Note II was initially paid for by the issuance of an offsetting $210,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on September 7, 2016, with a maturity date of April 27, 2017, pursuant to Note II, the Company received $200,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $10,000.The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of Notes, the Company recorded a debt discount of $390,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $103,000 for the nine months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on Notes were $450,300. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $499,800 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes at September 30, 2016 was $440,590.

On May 4, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $126,000 (the “Notes”), with the first note being in the amount of $63,000 (“Note I”) and the second note being in the amount of $63,000 (“Note II”).Note I was funded on May 4, 2016, with a maturity date of May 4, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $60,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $37,800 as the note is considered stock settled debt under ASC 480 which was fully accreted as of September 30, 2016. As of September 30, 2016, the outstanding principal and interest on the note was $65,290.

On May 17, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes with the principal amount of $55,000 (the “Note”). The Note was funded on May 19, 2016, with a maturity date of May 17, 2017, pursuant to Note, the Company received $49,500 of net proceeds, net of $5,500 legal fees. The Note bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $29,615 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. As of September 30, 2016, the outstanding principal and interest on the note was $55,670.

On June 3, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $624,000 (the “Notes”), with the first note being in the amount of $312,000 (“Note I”) and the second note being in the amount of $312,000 (“Note II”). Note I was funded on June 3, 2016, with a maturity date of June 2, 2017, pursuant to Note I, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. Note II was initially paid for by the issuance of an offsetting $300,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 35% discount to the common stock price on the date of the note (which was $1.10) or a 35% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $285,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $93,000 for the nine months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on Note I was $324,206. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $374,144 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at September 30, 2016 was $309,880. Note II was partially funded subsequent to the three months ended September 30, 2016, the Company received total amount of $90,000. In connection with the issuance of Note II, the Company will record a debt discount, related to the embedded conversion option derivative liability. As the note conversion includes a “lesser of” pricing provision, a derivative liability will also be recorded.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

On June 22, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $143,000 (the “Notes”), with the first note being in the amount of $71,500 (“Note I”) and the second note being in the amount of $71,500 (“Note II”). Note I was funded on June 22, 2016, with a maturity date of June 17, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $6,500 and legal fees of $8,000. Note II was initially paid for by the issuance of an offsetting $65,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and is convertible into shares of Company common stock at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.10) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $57,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $16,000 for the nine months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on Note I was $73,460. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $72,607 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at September 30, 2016 was $64,270.

On July 5, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $416,000 (the “Notes”), with the first note being in the amount of $208,000 (“Note I”) and the second note being in the amount of $208,000 (“Note II”) with a maturity date of July 30, 2017. Pursuant to Note I, the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $200,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.10) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount, related to the embedded conversion option derivative liability. As the note conversion includes a “lesser of” pricing provision, a derivative liability was also recorded in the amount of $210,520. The derivative liability at September 30, 2016 for Note I was $211,070.

On July 6, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $132,300 (the “Notes”), with the first note being in the amount of $66,150 (“Note I”) and the second note being in the amount of $66,150 (“Note II”) with a maturity date of July 7, 2017. Pursuant to Note I, the Company received $60,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $63,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $35,619 as the note is considered stock settled debt under ASC 480, which was fully accreted as of quarter ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on the note was $67,800.

On August 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note with a principal amount of $52,500 (the “Note”) and maturity date of April 29, 2017, pursuant to Note, the Company received $50,000 of net proceeds, net of original issue discount of $2,500. The Note bears an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the three lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $31,500 as the note is considered stock settled debt under ASC 480, which was fully accreted during the three months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on the note was $53,130.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

On August 11, 2016, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $330,000, which shall be funded in six tranches, each amounting to $50,000. The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company. Then note is convertible into shares of Company’s common stock at a 37.5% discount to the lowest volume-weighted average price for the Company’s common stock during the 15 trading days immediately preceding a conversion date. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. As of the three months ended September 30, 2016, the Company had received three of the six tranches amounting to $150,000 of net proceeds, net of the original issue discount of $15,000. The funded tranches have maturity dates between August 17, 2017 and September 13, 2017. In connection with the issuance of the note, the Company recorded a premium of $99,000 as the note is considered stock settled debt under ASC 480, which was fully accreted during the three months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on the note was $166,640.

On August 17, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $106,264 (the “Notes”), with the first note being in the amount of $52,632 (“Note I”) and the second note being in the amount of $62,632 (“Note II”). Note I was funded on August 17, 2016, with a maturity date of August 17, 2017, pursuant to Note I, the Company received $45,000 of net proceeds, net of original issue discount of $2,632 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $50,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and is convertible into shares of Company common stock at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.10) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $41,900 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $5,000 for the three months ended September 30, 2016. As of September 30, 2016, the outstanding principal and interest on Note I was $53,270. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $41,900 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at September 30, 2016 was $49,210.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full. The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012. In conjunction with the TCA Purchase Agreement and the Boeing License Agreement, Holland & Knight agreed to terminate its security interest. As of September 30, 2016, the Company had repaid $547,743 of the H&K Note and the outstanding balance was $301,769 which is included in notes payable on the consolidated balance sheet.

On November 1, 2015, the Company issued a convertible note (the “Note”) to a consultant, in the principal amount of $62,500 with maturity date of November 1, 2017 and bears an interest of 10% per annum, pursuant to a consulting agreement. In connection with the issuance of Note, the Company recorded a debt discount of $62,500, related to the embedded conversion option derivative liability. During the nine months ended September 30, 2016, the outstanding principal and interest on Note was converted into 309,541 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $76,987 was recorded when the Note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note. As of September 30, 2016, the note has no outstanding balance and the derivative liability recorded was reclassified to equity upon conversion.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

On March 16, 2016, the Company entered into a factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $3,150 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount repaid of $144,900. As of September 30, 2016, the Company has repaid the outstanding principal and interest balance of this and the following note. On June 7, 2016, the Company entered into a second factoring agreement with a lender for $51,000 to fund working capital. The Company also paid $1,020 of origination fees. The agreement requires daily repayments of $419 for an eight-month term, with the total amount to be repaid $70,380. On September 9, 2016, the Company entered into a third factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $2,100 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount to be repaid $144,900. As of September 30, 2016, the Company has repaid a total amount of $46,447 of the total outstanding balance of the debt.

On May 2, 2016 PositiveID Corporation (the “Company”), through its wholly owned subsidiary, E-N-G Mobile Systems, Inc. (“ENG”) entered into a revolving line of credit (the “Line”) with California Bank of Commerce (“CBC”). The terms of the Line allow ENG to borrow against its accounts receivable and inventory to manage its project based working capital requirements. The $350,000 Line has a maturity date of May 5, 2017 and borrowings under the Line bear interest at the Wall Street Journal Prime Rate plus 1.5% (currently 5.0%). The Company has provided a guaranty of the Line to CBC. The Line also contains certain representations, warranties, covenants and events of default, including the requirement to maintain specified financial ratios. ENG currently meets all such ratios. Breaches of any of these terms could limit ENG’s ability to borrow under the Line and result in increases in the interest rate under the Line. As of September 30, 2016, $180,000 had been drawn under the Line and $170,000 was available.

During the nine months ended September 30, 2016, the Company issued four separate convertible notes (the “Notes”) to a consultant, three of the notes had the principal amount of $20,000 each and the fourth had a principal amount of $22,500, for an aggregate principal amount of $82,500 with maturity dates between April 27, 2017 and August 27, 2017, pursuant to a consulting agreement. The Notes bear interest at 8% per annum and are convertible at a 37.5% discount to lowest closing bid price in the 15 trading days prior to conversion. In connection with the issuance of the Notes, the Company recorded a total premium of $49,500 as the notes are considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. As of September 30, 2016, the outstanding principal and interest of the Notes was $84,116.

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception dates and as of September 30, 2016 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	September 30, 2016
Volatility	188 - 374%	155%
Expected Term	0.4 – 2.0 years	0.01 – 1.5 years
Risk Free Interest Rate	0.12 - 2%	0.45%

The following reflects the initial fair value on the note inception dates and changes in fair value through September 30, 2016:

Embedded conversion option liability fair value as of December 31, 2015	$7,786
Note inception date fair value allocated to debt discount	2,270
Note inception date fair value allocated to other expense	827
Reclassification of derivative liability to equity upon debt conversion	(3,026)
Change in fair value during nine months ended September 30, 2016	(2,253)
Embedded conversion option liability fair value as of September 30, 2016	$5,604

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives. The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the BSM option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

	Balance at September 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$5,604	$-	$-	$5,604

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

On July 5, 2016, an amendment to the Amended and Restated Certificate of Incorporation of PositiveID Corporation, as amended, became effective and the Company effected a 1-for-50 reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding common stock (the “Common Stock”). As a result of the Reverse Stock Split, each 50 shares of the Company’s issued and outstanding Common Stock automatically, and without any action on the part of the respective holders, became one (1) issued and outstanding share of Common Stock. No scrip or fractional share certificates were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive fractional shares because they hold a number of shares of the Company’s common stock not evenly divisible by the reverse split ratio will be entitled, upon surrender of certificate(s) representing such shares, to a cash payment in lieu thereof. The cash payment will equal the product obtained by multiplying (a) the fraction to which the stockholder would otherwise be entitled by (b) the per share closing sales price of the Company’s Common Stock on the effective date of the Reverse Stock Split (see Note 1 and Note 5). All share and per share data in the accompanying consolidated financial statements and footnotes have been retrospectively restated for the effects of this reverse stock split.

A summary of option activity outside the Company’s stock incentive plans as of September 30, 2016, and changes during the nine months ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2015	492	$8.50
Granted	928	$1.22
Exercised	—	$—
Forfeited	—	$—
Outstanding at September 30, 2016	1,420	$3.13
Exercisable at September 30, 2016	111	$28.54

The Black-Scholes model, which the Company uses to determine compensation expense, requires the Company to make several key judgments including:

●	the value of the Company’s common stock;

●	the expected life of issued stock options;

●	the expected volatility of the Company’s stock price;

●	the expected dividend yield to be realized over the life of the stock option; and

●	the risk-free interest rate over the expected life of the stock options.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

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

The Company issued 728,700 shares, with a grant date fair value of approximately $157,000, to consultants for services rendered during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016, approximately 40 million shares were issued in connection with conversion of approximately $3,270,000 of convertible promissory notes (see Note 4).

During the nine months ended September 30, 2016, 928,000 options have been granted outside of the Company’s plans of which 800,000 options were issued to executive management (see Note 8), 16,000 options to an employee and 112,000 options to consultants, pursuant to the agreements. These options have vesting periods between 0 to 4 years and a total grant date fair value of $848,929 of which $28,709 were immediately expensed and the remaining will be expense over the vesting period of the options.

As of September 30, 2016, 294,028 warrants to purchase the Company’s common stock have been granted outside of the Company’s plans, which remain outstanding as of September 30, 2016. These warrants were granted at exercise prices ranging from $0.75 to $37.5 per share, 238,028 warrants are fully vested and 56,000 warrants will vest upon completion of services. These warrants exercisable for a period from five to seven years. Included in the 294,028 outstanding warrants are 23,000 warrants with a grant date fair value of $21,175, issued as compensation for professional services during the nine months ended September 30, 2016.

The Company recorded an expense related to stock options, restricted stock issued, and issuance of Series I Preferred to employees and advisors of approximately $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively and approximately $0.8 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the Company had approximately $0.5 million of unamortized compensation related to stock option and restricted share grants. This compensation will be amortized as operating expense over the remainder of 2016 through 2019.

As of September 30, 2016, 0.3 million options were issued under the Thermomedics 2015 plan to employees and consultant. These options had a grant date fair value of $109,600 and will be expensed over the 1 year vesting period of the options.

Series I and Series II Preferred Stock

As of December 31, 2015, the Company had 2,500 shares of Series I Preferred Stock authorized and 2,025 issued and outstanding. The Series I Preferred Stock was mandatorily redeemable and had a stated value per share of $1,000, a dividend rate of 6% per annum, voting rights on an as-converted basis and a conversion price equal to the closing bid price of the Company’s common stock on the date of issuance. The Series I Preferred Stock was required to be redeemed (at stated value, plus any accrued dividends) by the Company after three years or any time after one year, the Company may at its option, redeem the shares subject to a 10-day notice (to allow holder conversion). The Series I Preferred Stock was convertible into the Company’s common stock, at stated value plus accrued dividends, at the closing bid price on the day issued, any time at the option of the holder and by the Company in the event that the Company’s closing stock price exceeds 400% of the conversion price for 20 consecutive trading days. The Company had classified the Series I Preferred Stock as a liability in the audited condensed consolidated balance sheet due to the mandatory redemption feature. The Series I Preferred Stock had voting rights equal to the number of shares of Common Stock that Series I Preferred Stock is convertible into, times twenty-five. The holders of Series I Preferred Stock, which were held entirely by the Board of Directors and management of the Company had voting control in situations requiring shareholder vote.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

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

On August 11, 2016, the Company entered an exchange agreements with all of the Series I holders exchanging Series II Preferred shares with an identical face value. The Board of PositiveID agreed to exchange 2,025 shares of its Series I, which shares have a stated value of $2,025,000 and redemption value of $2,277,329, held by its directors, officers and management, for 2,262 shares of Series II (the “Exchange”). Pursuant to the Exchange each existing holder of Series I exchanged their Series I shares for Series II shares having equivalent stated value, maintaining the same voting rights as they had as holders of the Series I. Both the Series I and the Series II have a stated value per share of $1,000, and a dividend rate of 6% per annum. All shares of Series I previously issued have become null and void and any and all rights arising thereunder have been extinguished. The Series II is only forfeitable after the exchange date up to January 1, 2019 upon termination for cause and is subject to acceleration in the event of conversion, redemption and certain events.

Accounting guidance under ASC 718 dictates that the incremental difference in fair value of Series II and Series I should be recorded as stock-based compensation expense. As a result of the independent valuation performed, we have recorded the Series II at the fair value of $2,306,345. The Series I had a fair valued of $281,345, resulting in a charge of $2,025,000 recorded as stock based compensation. Additionally, the Series I liability was reclassified to additional paid-in-capital.

6. Taxes

The Company had an effective tax rate of nil for the three and nine months ended September 30, 2016 and 2015. The Company incurred losses before taxes for the three and nine months ended September 30, 2016 and 2015. However, it has not recorded a tax benefit for the resulting net operating loss carryforwards, as the Company has determined that a full valuation allowance against its net deferred tax assets was appropriate based primarily on its historical operating results.

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

On January 20, 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter on March 8, 2012. In addition, on March 28, 2012, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal on June 7, 2012. In October 2012, the Company submitted a Competent Authority filing to the U.S. IRS seeking relief in the matter. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. Pursuant to a letter agreement dated March 7, 2012, the Company has agreed to repay Stanley for the upfront payments, plus interest at the rate of five percent per annum. To the extent that the Company and Stanley reach a successful resolution of the matter, or any part of the matter, through the appeals process, the upfront payment (or a portion thereof) will be returned to Stanley or the Company as applicable. As of September 30, 2016, the Company had made payments to Stanley of $665,777 and Stanley had received refund from the CRA of 129,520. Based on management’s estimate, including reconciling to Stanley’s accounts, the Company has a recorded tax contingency liability of $144,000 in the accompanying unaudited condensed consolidated financial statements as of September 30, 2016.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

7. Commitments and Contingencies

Lease Commitments

The Company leases certain office space under non-cancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in October 18, 2018, lab and office space in Pleasanton, California a lease scheduled to expire in September 30, 2018 and office and manufacturing space in Concord, California which is currently on a month-to-month commitment. Rent expense under operating leases totaled approximately $184,000 and $58,000 for the nine months ended September 30, 2016 and 2015, respectively.

Exergen Litigation

On October 10, 2012, Thermomedics and its former parent company, Sanomedics (together “Sano”), received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that Sano infringed on certain Exergen patents relating to Sano’s non-contact thermometers. On May 21, 2013, Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against Sano. On September 3, 2013, Sano filed its answer to Exergen’s complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sano filed a partial dismissal that removes Sano’s previous product, the Talking Non-Contact Thermometer, from the lawsuit. On September 15, 2015, the United States District Court – District of Massachusetts, entered an order granting Sano’s motion for summary judgment, ruling that the patent claims made by Exergen against Sano were invalid. On June 22, 2016, the U.S. Court of Appeals affirmed the United States District Court – District of Massachusetts’ summary judgment decision in favor of Thermomedics that the patent claims asserted against Thermomedics by Exergen are invalid. The period for Exergen to object has expired.

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

September 30, 2016

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

Medical Devices

Through its wholly owned Thermomedics subsidiary, the Company markets and sells the Caregiver® product. Caregiver is an FDA-cleared for clinical use, infrared thermometer that measures forehead temperature in adults, children and infants, without contact. Caregiver is the world’s first clinically validated, non-contact thermometer for the healthcare providers market, which includes hospitals, physicians’ offices, medical clinics, nursing homes and other long-term care institutions, and acute care hospitals. Our Caregiver thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact. It therefore saves medical facilities the cost of probe covers ($0.05 to $0.10 per temperature reading), storage space and disposal costs.

Mobile Labs

Our subsidiary, ENG Mobile Systems, is a leader in the specialty technology vehicle market, with a focus on mobile laboratories, command and communications applications, and mobile cellular systems. ENG builds mobile laboratories specifically designed for chemical and biological detection, monitoring and analysis. ENG also provides specialty vehicle manufacturing for TV news vans and trucks, emergency response trailers, mobile command centers, infrared inspection, and other special purpose vehicles.

During 2015, the Company operated in a single segment. The following is the selected segment data as of and for the three and nine months ended September 30, 2016:

Three months ended September 30, 2016	Mobile Labs	Medical Devices	Molecular Diagnostics	Corporate	Total
Revenue	$868	$145	$52	$—	$1,065
Operating income (loss)	$(167)	$(81)	$(165)	$(2,991)	$(3,404)
Depreciation and amortization	$(21)	$(26)	$(4)	$—	$(51)
Interest and other income (expense)	$(2)	$(58)	$4	$(1,023)	$(1,079)
Net loss	$(167)	$(141)	$(162)	$(4,013)	$(4,483)
Goodwill	$199	$91	$510	$—	$800
Segmented assets	$1,234	$583	$600	$195	$2,612
Expenditures for property and equipment	$—	$—	$—	$—	$—

Nine months ended September 30, 2016	Mobile Labs	Medical Devices	Molecular Diagnostics	Corporate	Total
Revenue	$4,180	$346	$52	$—	$4,578
Operating income (loss)	$(52)	$(356)	$(710)	$(4,929)	$(6,047)
Depreciation and amortization	$(60)	$(81)	$(110)	$—	$(251)
Interest and other income (expense)	$(2)	$(59)	$17	$(4,226)	$(4,270)
Net loss	$(54)	$(415)	$(726)	$(9,122)	$(10,317)
Goodwill	$199	$91	$510	$—	$800
Segmented assets	$1,234	$583	$600	$195	$2,612
Expenditures for property and equipment	$(7)	$—	$(1)	$—	$(8)

10. Subsequent Events

Subsequent to the quarter ended September 30, 2016, the Company:

●	Issued 283,518,085 shares of common stock for the conversion of notes with a principal and interest value of approximately $804,000.

●	received net proceeds of approximately $233,000 from issuance of convertible debt (see Note 4).

●	issued to consultants 1,000,000 options and 2,400,000 warrants which vest immediately and have a grant date fair value of approximately $3,700 and $8,800, respectively.

●	issued to an employee 1,200,000 options of which 600,000 options will vest on November 1, 2017 and 600,000 options will vest on November 1, 2018. These options have a grant date fair value of approximately $4,400.

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

On December 4, 2015, the Company entered into an agreement giving it complete operational control of Thermomedics, Inc. and its FDA-cleared Caregiver® ™ product. Caregiver® is a clinical grade, infrared thermometer for measurement of forehead temperature in adults, children, and infants, without contact. It delivers an oral-equivalent temperature directly from the forehead in 1-2 seconds. Since there is no skin contact and Caregiver® does not require probe cover supplies, it reduces the risk of cross-contamination, which is an increasing concern, and saves healthcare facilities the cost of covers. The results of the Caregiver business are included in the Medical Devices segment. The Company completed the acquisition of the capital stock of Thermomedics on August 25, 2016.

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

Concentrations

Concentration of Deferred Revenue

At September 30, 2016, the Company had deferred revenue of approximately $0.1 million of which 58% and 33% were from the Company’s two largest customers. As of December 31, 2015, the Company had deferred revenue of approximately $1.8 million of which 21%, 22% and 38% were from the Company’s three largest customers.

Concentration of Revenues

During the three months ended September 30, 2016, the Company had revenue of approximately $1.1 million of which 34%, 17% and 12% were from the Company’s three largest customers. During the nine months ended September 30, 2016, the Company had revenue of approximately $4.6 million of which 33% and 17% were from the Company’s two largest customers.

Concentration of Accounts Receivable

As of September 30, 2016, the Company had accounts receivable of approximately $313,000 of which 29%, 21% and 12% were from three of the Company’s largest customers. As of December 31, 2015, the Company had accounts receivable of approximately $641,000 of which 60% and 19% were from two of the Company’s largest customers.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

During 2015, the Company operated in a single segment. The following is the selected segment data for the three months ended September 30, 2016.

	Three Months Ended September 30,
	2016					2015
	Mobile Labs	Medical Devices	Molecular Diagnostics	Corporate	Total	Total
Revenue	$868	$145	$52	$—	$1,065	$2,500
Cost of revenue	501	25	1	—	527	—

Gross profit (loss)	367	120	51	—	538	2,500

Selling, general and administrative	534	149	178	2,894	3,755	818
Research and development	—	148	39	—	187	454

Total operating expenses	534	297	217	2,894	3,942	1,272
Operating income (loss)	$(167)	$(177)	$(166)	$(2,894)	$(3,404)	$(1,228)

Revenue

We reported revenue of $1.1 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2015, the Company recognized the deferred revenue of $2.5 million received in conjunction with the Boeing License Agreement in 2012. The revenue generated during the three months ended September 30, 2016 is primarily due to the acquisition of ENG and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the entire three months ended September 30, 2016. Revenue in the Mobile Lab segment is recorded at the completion and delivery of mobile lab and telecommunications vehicles. As individual projects are usually material, revenues from quarter to quarter can vary materially based on the timing of such deliveries.

Cost of Revenue and Gross Profit

Cost of revenue consist of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue generating products and agreements. Cost of revenue was $527,000 and nil for three months ended September 30, 2016 and 2015, respectively. Gross profit decreased from $2.5 million in the three months ended September 30, 2015 to $538,000 in the three months ended September 30, 2016. The change in cost of revenue and gross profit was attributable to the recognition of the Boeing license revenue and the Company’s acquisition of ENG and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the three months ended September 30, 2016.

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

Selling, general and administrative expense increased by $2.9 million, or 395%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This increase was primarily driven by an increase in stock based compensation of $2 million and in marketing overhead, and other selling, general and administrative costs at our Mobile Lab and Medical Device segments, which were both acquired in December 2015.

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

Research and development expense decreased by approximately $267,000, or 59%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease was primarily attributable to the decrease in labor, and engineering costs related to the development of Firefly Dx product. The Company does not expect to increase its research and development expenses until it arranges contractual or strategic arrangements to share in the costs of that development.

Change in Fair Value of Embedded Conversion Option Liability

The change in fair value of embedded conversion option liability decreased by approximately $1.3 million or 500%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The change was primarily attributed to the revaluation of the fair value of the embedded conversion option liability charged to other expense and the change in the fair-value of the derivative liability in the three months ended September 30, 2016. This is a non-cash income/expense item.

Interest Expense

Interest expense increased by approximately $1.2 million or 108%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes, the three months ended September 30, 2016. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

During 2015, the Company operated in a single segment. The following is the selected segment data for the nine months ended September 30, 2016.

	Nine Months Ended September 30,
	2016					2015
	Mobile Labs	Medical Devices	Molecular Diagnostics	Corporate	Total	Total
Revenue	$4,180	$346	$52	$—	$4,578	$2,682
Cost of revenue	2,798	75	1	—	2,874	148

Gross profit (loss)	1,382	271	51	—	1,704	2,534

Selling, general and administrative	1,434	474	505	4,929	7,342	3,730
Research and development	—	153	256	—	409	992

Total operating expenses	1,434	627	761	4,929	7,751	4,722
Operating income (loss)	$(52)	$(356)	$(710)	$(4,929)	$(6,047)	$(2,188)

Revenue

We reported revenue of $4.6 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2015, $2.5 million of the revenue was from the Boeing License Agreement. The increased revenue was attributable to the Company’s acquisition of ENG and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the entire nine months ended September 30, 2016. The Company’s current revenues are primarily generated from its Mobile Labs segment. Such revenue is recorded at the completion and delivery of mobile lab and telecommunications vehicles. As individual projects are usually material, revenues from quarter to quarter can vary materially based on the timing of such deliveries.

Cost of Revenue and Gross Profit

Cost of revenue consist of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue generating products and agreements. Cost of revenue was $2.8 million and $0.1 million for nine months ended September 30, 2016 and 2015, respectively. Gross profit decreased from $2.5 million in the nine months ended September 30, 2015 to $1.7 million in the nine months ended September 30, 2016. The change in cost of revenue and gross profit was attributable to the recognition of the Boeing license in 2015 and Company’s acquisition of ENG and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the entire nine months ended September 30, 2016.

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

Selling, general and administrative expense increased by $3.6 million, or 97%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase was primarily driven by an increase in stock based compensation of $2 million and in marketing and overhead, netted by increased segment selling, general and administrative costs at our Mobile Lab and Medical Device segments, which were both acquired in December 2015.

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

Research and development expense decreased by approximately $583,000, or 59%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily attributable to the decrease in labor, and engineering costs related to the development of Firefly Dx product. The Company does not expect to increase its research and development expenses until it arranges contractual or strategic arrangements to share in the costs of that development.

Change in Fair Value of Embedded Conversion Option Liability

The change in fair value of embedded conversion option liability decreased by approximately $2.6 million or 224%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was primarily attributed to the revaluation of the fair value of the embedded conversion option liability charged to other expense and the change in the fair-value of the derivative liability in the nine months ended September 30, 2016. This is a non-cash income/expense item.

Interest Expense

Interest expense increased by approximately $2.5 million or 73%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes, the nine months ended September 30, 2016. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Liquidity and Capital Resources

As of September 30, 2016, cash totaled $140,000 compared to cash of $173,000 at December 31, 2015.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $3.0 million and $3.3 million during the nine months ended September 30, 2016 and 2015, respectively, primarily to fund operating losses. This decrease in cash used in operating activities was primarily the result of decrease in operating costs related to the development of Firefly Dx product and Company marketing programs.

Cash Flows from Investing Activities

Net cash provided by (used in) investing activities totaled approximately $(8,000) and $197,000, respectively, during the nine months ended September 30, 2016 and 2015, respectively. The cash proceeds for 2015 primarily resulted from the net cash inflows from the sales of the Company’s warrant position in VeriTeQ.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $2.9 million and $3.3 million during the nine months ended September 30, 2016 and 2015, respectively, primarily related to proceeds from the issuance of convertible notes and debentures.

Financial Condition

As of September 30, 2016, we had a working capital deficiency of approximately $12 million and an accumulated deficit of approximately $154 million, compared to a working capital deficit of approximately $10.7 million and an accumulated deficit of approximately $144 million as of December 31, 2015. The decrease in working capital was primarily due to operating losses for the period, offset by cash received from capital raised through convertible debt financings, that was spent on operations.

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

During 2016 and 2017, we will need to raise additional capital, including capital not currently available under our current financing agreements, in order to execute our business plan.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2016. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of September 30, 2016 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of September 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2012, Thermomedics and its former parent company, Sanomedics (together “Sano”), received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that Sano infringed on certain Exergen patents relating to Sano’s non-contact thermometers. On May 21, 2013, Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against Sano. On September 3, 2013, Sano filed its answer to Exergen’s complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sano filed a partial dismissal that removes Sano’s previous product, the Talking Non-Contact Thermometer, from the lawsuit. On September 15, 2015, the United States District Court – District of Massachusetts, entered an order granting Sano’s motion for summary judgment, ruling that the patent claims made by Exergen against Sano were invalid. On June 22, 2016, the U.S. Court of Appeals affirmed the United States District Court – District of Massachusetts’ summary judgment decision in favor of Thermomedics that the patent claims asserted against Thermomedics by Exergen are invalid. The period for Exergen to object has expired.

Item 1A. Risk Factors.

Information regarding risk factors appears under the caption “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of Part I Item 2 of this quarterly report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on April 11, 2016. There have been no material changes to such risk factors during the three months ended September 30, 2016.

Item 2. Unregistered Sale of Equity Securities.

During the three months ended September 30, 2016, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1. During the three months ended September 30, 2016, we issued 11.3 million shares of our common stock to a lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.04.

2. During the quarter ended September 30, 2016, we issued 5.9 million shares of our common stock to a second lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.03.

3. During the quarter ended September 30, 2016, we issued 10.1 million shares of our common stock to a third lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.05.

4. During the quarter ended September 30, 2016, we issued 3.0 million shares of our common stock to a fourth lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.04.

5. On July 25, 2016, we issued 100,000 shares of our common stock to a consultant pursuant to a 12-month consulting agreement. The shares had a grant date fair value of $11,500 based on the trading price of the Company’s common stock on the issuance date.

6. On August 12, 2016, we issued 400,000 shares of our common stock to a consultant pursuant to a 6-month consulting agreement. The shares had a grant date fair value of $40,000 based on the trading price of the Company’s common stock on the issuance date.

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

POSITIVEID CORPORATION (Registrant)

Date: November 18, 2016	By:	/s/ William J. Caragol
William J. Caragol
Chairman of the Board,
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Acting Principal Financial Officer)

Exhibit Index

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Certificate of Elimination to Eliminate the Company’s Series C Convertible Preferred Stock, Series F Convertible Preferred Stock, and Series H Convertible Preferred Stock.	8-K	3.1	09/02/2016
4.1	Certificate of Designation of the Series II Convertible Preferred Stock	8-K	4.1	07/29/2016
4.2*	Example of Convertible Redeemable Note	8-K	4.3	07/08/2016
4.3*	Example of Collateralized Note	8-K	10.4	07/08/2016
4.4	Form of 5% Convertible Promissory Note, dated August 25, 2016, with Keith Houlihan.	8-K/A	4.1	08/26/2016
10.1*	Example of Securities Purchase Agreement entered into in connection with issuance of Convertible Redeemable Notes	8-K	10.3	07/08/2016
10.2	Form of Exchange Agreement between the Company and the Series I Convertible Preferred Stock Shareholders with regard to Exchanging Series I for Series II Convertible Preferred Stock, dated as of August 11, 2016.	10-Q	10.40	08/12/2016
10.3	Form of Series II Preferred Stock Award Agreement, made as of August 11, 2016.	10-Q	10.41	08/12/2016
10.4	Agreement by and among PositiveID Corporation, Sanomedics, Inc. and Thermomedics, Inc. dated August 25, 2016.	8-K/A	10.4	08/26/2016
10.5	Reserve Equity Financing Agreement, dated August 29, 2016, with GHS Investments LLC.	8-K	10.1	09/02/2016
10.6	Registration Rights Agreement, dated August 29, 2016, with GHS Investments LLC.	8-K	10.2	09/02/2016
10.7	Addendum to Secured Convertible Promissory Note with GHS Investments LLC, dated August 29, 2016.				X
10.8	Form of Security Agreement, dated October 20, 2016.				X
31.1	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Executive Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* During the three months ended September 30, 2016, PositiveID entered into substantially similar agreements and issued substantially similar convertible redeemable notes and collateralized notes on August 1, August 2, August 16, August 17, August 30, September 7, and September 13, 2016.

** In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

