Form 10-K
period 2016-12-31
POSITIVEID Corp
filed 2017-03-31
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the OTC Bulletin Board on June 30, 2016 was $3,759,604. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. At March 22, 2017, 6,039,899,380 shares of our common stock were outstanding.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	the expectation that operating losses will continue for the near future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

●	that we seek to structure our research and development on a project basis to allow management of costs and results on a discrete short term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow us to minimize our firm fixed commitments at any given point in time;

●	that we intend to continue to explore strategic opportunities, including potential acquisition opportunities of businesses that are complementary to ours;

●	that we do not anticipate declaring any cash dividends on our common stock;

●	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and working capital requirements;

●	that our current cash resources, our expected access to capital under existing financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future;

●	that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing;

●	that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

●	that the medical application of our Firefly Dx product will require FDA clearance or CLIA waiver;

●	that Firefly Dx would enable accurate diagnostics leading to more rapid and effective treatment than what is currently available with existing systems;

●	that the combination of PositiveID’s expert bio-detection technologies with ENG’s advanced mobile labs is expected to offer customers a next generation, best of breed solution in the mobile laboratory space;

●	that M-BAND was developed in accordance with DHS guidelines;

●	that our Caregiver thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact.

●	that ENG’s MobiLab™ Systems have become the primary choice of mobile labs for scientific and environmental agencies and organizations throughout the country because of their productivity in the field;

●	that ENG’s mobile cellular systems offer the latest technology for testing site performance;

●	that we will receive royalties related to our license of the iglucose ™ technology to Smart Glucose Meter Corp (“SGMC”) for up to $2 million based on potential future revenues of glucose test strips sold by SGMC.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report are discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and include:

●	our ability to predict the extent of future losses or when we will become profitable;

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our ability to fund our operations and continued development of our products, including Firefly Dx;

●	our ability to target the bio-threat detection, real-time PCR, professional healthcare and specialty technology vehicle markets;

●	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities;

●	our ability to obtain patents on our products, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	our ability to be awarded government contracts;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to pay obligations when due which may result in an event of default under our financing arrangements;

●	our ability to successfully identify strategic partners or acquirers for the breath glucose detection system;

●	our ability to successfully integrate our acquisitions of Thermomedics and ENG;

●	our ability to recover or monetize the convertible notes receivable and warrants with VeriTeQ;

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

PART I

Item 1. Business

The Company

PositiveID Corporation, including its wholly-owned subsidiaries PositiveID Diagnostics Inc. (f/k/a Microfluidic Systems) (“PDI”), E-N-G Mobile Systems, Inc. (“ENG”), and Thermomedics, Inc. (“Thermomedics”), (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing; manufactures specialty technology vehicles; and markets the Caregiver® non-contact clinical thermometer. The Company’s fully automated pathogen detection systems and assays are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry to detect biological weapons of mass destruction. The Company is developing Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications. The Company manufactures specialty technology vehicles focused primarily on mobile laboratory and communications applications. The Company’s Caregiver® thermometer is an FDA-cleared, infrared thermometer for the professional healthcare market.

PositiveID, formerly known as VeriChip Corporation, was formed as a Delaware corporation by Digital Angel Corporation in November 2001. In January 2002, we began our efforts to create a market for radio frequency identification, or RFID, systems that utilized a human implantable microchip. During the first half of 2005 we acquired two businesses focused on providing RFID systems for healthcare applications. Those businesses (EXi Wireless and Instantel) were merged in 2007 to form Xmark Corporation (“Xmark”), which was a wholly-owned subsidiary of ours.

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

On May 23, 2011, we entered into a stock purchase agreement to acquire PDI, pursuant to which PDI became a wholly-owned subsidiary of the Company. Since 2012, PDI has been doing business as PositiveID. The Company specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.

On October 21, 2015, we entered into an agreement to acquire all of the outstanding capital stock of Thermomedics, a Nevada corporation, pursuant to a stock purchase agreement by and between PositiveID and Sanomedics Inc., a Delaware corporation (“Sanomedics”), the shareholder of Thermomedics (collectively the “Thermomedics Acquisition”). On December 4, 2015, we entered into a first amendment to the stock purchase agreement with Sanomedics. PositiveID, Sanomedics and Thermomedics also entered into a management services and control Agreement (the “Control Agreement”), dated December 4, 2015, whereby PositiveID was appointed the manager of Thermomedics. On March 4, 2016, PositiveID, Sanomedics and Thermomedics entered into a letter agreement (the “March Agreement”), which included an amendment to the Control Agreement, an agreement to terminate intercompany indebtedness, and an agreement for the transfer of Thermomedics’ intellectual property. Under the terms of the March Agreement, PositiveID, Sanomedics and Thermomedics agreed to extend the closing date for the stock purchase agreement to March 31, 2016. As a result of the Company assuming control of Thermomedics on December 4, 2015, the Company determined, pursuant to ASC 805-10-25-6, that December 4, 2015 was the acquisition date of Thermomedics for accounting purposes and began consolidating the balance sheet and results of operations of Thermomedics as of that date. The Company completed the acquisition of the capital stock of Thermomedics on August 25, 2016.

On December 22, 2015, we entered into a stock purchase agreement to acquire ENG, pursuant to which ENG became a wholly-owned subsidiary. ENG manufactures specialty technology vehicles focused primarily on mobile labs, command and communications centers, and cellular applications. The acquisition of ENG closed on December 24, 2015.

Beginning with the acquisition of PDI in 2011, the Company began to focus its operations on diagnostics and detection. Since that acquisition, the Company has either sold or exclusively licensed all of its legacy businesses, including its VeriChip assets, its iglucose™ technology, the GlucoChip technology, and its patent related to a glucose breath detection system. See “Our Business” under Part I of this Form 10-K for more information and a description of the Company’s current business.

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

Available Information

We file or furnish with or to the Securities and Exchange Commission (“SEC”) our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, annual reports to stockholders and annual proxy statements and amendments to such filings. Our SEC filings are available to the public on the SEC’s website at http://www.sec.gov. These reports are also available free of charge on our website at http://www.psidcorp.com as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The information on our website is not incorporated by reference into this Annual Report or any registration statement that incorporates this Annual Report by reference.

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

Since its inception, including PDI prior to its acquisition, we have received over $50 million in U.S. government grants and contracts, primarily from the Department of Homeland Security (“DHS”). We have submitted, or are in the process of submitting, bids on various potential U.S. government contracts.

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

In December 2012, the Company entered into a Sole and Exclusive License Agreement (the “Boeing License Agreement”), a Teaming, (the “Teaming Agreement”) and a security agreement (the “Boeing Security Agreement”), with The Boeing Company (“Boeing”). The Boeing License Agreement provides Boeing the exclusive license to sell PositiveID’s M-BAND airborne bio-threat detector for the DHS BioWatch next generation opportunity, as well as other opportunities (government or commercial) that may arise in the North American market. As consideration for entry into the Boeing License Agreement, Boeing paid a license fee of $2.5 million (the “Boeing License Fee”) to the Company in three installments, which were paid in full during 2012 and 2013 and was recognized as revenue during the year ended December 31, 2015. Under the Teaming Agreement, which has now expired, and subject to certain conditions, the Company retained the exclusive rights to serve as the reagent and assay supplier of M-BAND systems to Boeing. The Company also retained all rights to sell M-BAND units, reagents and assays in international markets. Pursuant to the Boeing Security Agreement, the Company granted Boeing a security interest in all of its assets, including the licensed products and intellectual property rights (as defined in the Boeing License Agreement), to secure the Company’s performance under the Boeing License Agreement.

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

Caregiver

Caregiver is an infrared thermometer, FDA-cleared for clinical use, that measures forehead temperature in adults, children and infants, without contact. It delivers an oral-equivalent temperature directly from the forehead in one to two seconds. Caregiver is the world’s first clinically validated, non-contact thermometer for the healthcare providers market, which includes hospitals, physicians’ offices, medical clinics, nursing homes and other long-term care institutions, and acute care hospitals. Caregiver requires minimal training and is proven as accurate as other methods of clinical thermometry, which include predictive oral/rectal/axillary electronic, infrared tympanic, temporal artery contact scanner, etc. Other temperature monitoring devices may require intensive technique concentration, which make them prone to mistaken placement or dwell time, and may require replacement metal probes, cords, or other parts. The Caregiver thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact. Caregiver saves medical facilities the cost of probe covers ($0.05 to $0.10 per temperature reading), storage space and disposal costs. It is estimated that Caregiver can offer savings of $250 or more per year per device in probe cover supplies alone.

ENG Mobile Systems

Our ENG subsidiary is a leader in the specialty technology vehicle market, with a focus on mobile laboratories, command and communications applications, and mobile cellular systems. The fastest growing segment of ENG’s business over the last decade are its mobile labs, which include government and corporate laboratories for environmental, chemical, biological, nuclear, radiological and explosives testing in the field. ENG’s MobiLab™ Systems have become the primary choice of mobile labs for scientific and environmental agencies and organizations throughout the country because of their productivity in the field. ENG has delivered more than 400 MobiLabs to customers around the world. The combination of PositiveID’s expert bio-detection technologies with ENG’s advanced mobile labs is expected to offer customers a next generation, best of breed solution in the mobile laboratory space.

ENG also provides specialty vehicle manufacturing for TV news vans and trucks, emergency response trailers, mobile command centers, infrared inspection, and other special purpose vehicles. ENG provides technical support to customers’ field personnel through its training and educational programs, and also offers customizable service and maintenance agreements. ENG’s mobile cellular systems offer temporary cell sites to boost capacity, as well as the latest technology for testing site performance. During the past 25 years, ENG has pioneered numerous engineering and design breakthroughs.

Legacy Products

Between 2011 and 2013, we entered into license or sale agreements to dispose of certain technologies concentrated in the area of diabetes management and patient identification. Those products and their status are as follows:

VeriChip and GlucoChip

Throughout the course of 2012 through 2014, the Company and VeriTeQ, a business run by a former related party (CEO of the Company through 2011), entered into a number of agreements for the intellectual property related to the Company’s embedded biosensor portfolio, which ultimately resulted in a GlucoChip and Settlement Agreement, entered into on October 20, 2014 (the “GlucoChip Agreement”), under which the final element of the Company’s implantable microchip business was transferred to VeriTeQ.

Pursuant to the VeriTeQ agreements, the Company holds a Note that was received as payment for shared services payments that the Company made on behalf of VeriTeQ during 2011 and 2012 which Note had an original value of $222,115. The note has been fully reserved in all periods presented. The Company also holds a five-year warrant dated November 13, 2013, with original terms entitling the Company to purchase 300,000 shares of VeriTeQ common stock at a price of $2.84. Pursuant to the terms of the warrant, in particular the full quantity and pricing reset provisions, the warrant had an original dollar value of $852,000 and can be exercised using a cashless exercise feature.

On October 20, 2014, the Company entered into the GlucoChip Agreement with VeriTeQ to transfer the intellectual property related to its GlucoChip development and to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. VeriTeQ issued the Company Convertible Promissory Notes in total principal amount of $200,000, and agreed to provide VeriTeQ with continuing financial support through the issuance of additional convertible promissory notes up to an additional amount of $205,000. As of December 31, 2016, the Company had issued Notes with a principal value of $200,000 under the GlucoChip Agreement. As VeriTeQ is in default of its agreements with the Company, there is no intention to provide any additional notes until such time as all defaults are cured.

On October 19, 2015, VeriTeQ received a default notice from its senior lender and a Notice of Disposition of Collateral advising the Company that the senior lender, acting as collateral agent, intended to sell the assets at auction, which it did on November 4, 2015. On November 25, 2015, VeriTeQ entered into a stock purchase agreement with an unaffiliated company whereby VeriTeQ agreed to acquire all of the issued and outstanding membership interests of that company, and on May 6, 2016, VeriTeQ completed the closing of that agreement.

Pursuant to the cashless exercise feature of the VeriTeQ warrant and subsequent sale of the underlying shares, the Company realized $335,600 of income which was recorded under other income in the consolidated Statement of Operations during the year ended December 31, 2015. As VeriTeQ is an early stage company, not yet fully capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains will be recognized. As of December 31, 2016, the Company had outstanding convertible notes receivable from VeriTeQ of $422,115 and is also owed default principal and interest of which a full reserve has been established as noted above.

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

Manufacturing: Distributor and Supplier Arrangements

We have historically outsourced the manufacturing of all the hardware components of our systems to third parties. As of December 31, 2016, we have not had material difficulties obtaining system components. We believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business. We plan to continue to outsource any manufacturing requirements of our current and under-development products.

The technology and functionality of the Caregiver thermometer was co-designed by our new supplier in Taiwan, which, as discussed below, is the manufacturer and the assignor to us of the requisite U.S. governmental pre-marketing approvals. We designed the housing of our products, incorporating our extensive thermometry engineering and clinical expertise. We are in the process of designing and developing, with our supplier, all aspects, including technology, of our proposed second-generation products.

Under certain agreements, the Company may be subject to penalties if they are unable to supply products under its obligations. Since inception, the Company has never incurred any such penalties.

Environmental Regulation

We must comply with local, state, federal, and international environmental laws and regulations in the countries in which we do business, including laws and regulations governing the management and disposal of hazardous substances and wastes. We expect our operations and products will be affected by future environmental laws and regulations, but we cannot predict the effects of any such future laws and regulations at this time. Our distributors who place our products on the market in the European Union are required to comply with EU Directive 2002/96/EC on waste electrical and electronic equipment, known as the WEEE Directive. Noncompliance by our distributors with EU Directive 2002/96/EC would adversely affect the success of our business in that market. Additionally, the applicability of EU Directive 2002/95/EC on the restriction of the use of certain hazardous substances in electrical and electronic equipment, known as the RoHS Directive which took effect on July 1, 2006 does not impact our business.

Government Regulation

Regulation by the FDA

The thermometers that we market are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices, such as our manufacturer, to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. In addition, the Quality Management System employed by our contract manufacturer must meet the FDA 21 CFR Part 820, and its manufacturing facility is subject to periodic FDA audit. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution. Our products are subject to the lowest level of regulation and only require pre-marketing approval, as described below.

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

We have received a 510(k) pre-market approval from the FDA for our thermometers. This 510(k) will allow us to sell our second- generation thermometers without additional approvals. However, we may need to obtain recertification. Depending on product changes, this recertification may require a complete documentation package, an abbreviated documentation package or an internal documentation package, a determination to be made by guidance documents from the FDA, in concert with our regulatory consultants.

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

FDA Premarket Clearance and Approval Requirements. Generally speaking, unless an exemption applies such as applying for a CLIA waiver, each medical device we wish to distribute commercially in the United States will require either prior clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, (“FFDCA”), or a PMA, approved by the FDA. Medical devices are classified into one of three classes — Class I, Class II or Class III — depending on the degree of risk to the patient associated with the medical device and the extent of control needed to ensure its safety and effectiveness. Devices deemed to pose low or moderate risks are placed in either Class I or II, respectively. The manufacturer of a Class II device is required to submit to the FDA a premarket notification requesting permission to commercially distribute the device and demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. This process is known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are considered high risk and placed in Class III, requiring premarket approval.

Pervasive and Continuing Regulation. After a medical device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	quality system regulations, (“QSR”), which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	labeling regulations and FDA prohibitions against the promotion of regulated products for uncleared, unapproved or off-label uses;

●	clearance or approval of product modifications that could significantly affect safety or effectiveness or that would constitute a major change in intended use;

●	medical device reporting, (“MDR”), regulations, which require that a manufacturer report to the FDA if the manufacturer’s device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

●	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

●	medical device tracking requirements apply when the failure of the device would be reasonably likely to have serious adverse health consequences.

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

U.S. Federal Trade Commission Oversight

An increasing focus of the United States Federal Trade Commission’s (the “FTC”), consumer protection regulation is the impact of technological change on protection of consumer privacy. Under the FTC’s statutory authority to prosecute unfair or deceptive acts and practices, the FTC vigorously enforces promises a business makes about how personal information is collected, used and secured.

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

In 2009, the FTC issued rules requiring vendors of personal health records to notify customers of any breach of unsecured, individually identifiable health information. Also, a third-party service provider of such vendors or entities that experiences a breach must notify such vendors or entities of the breach. If we experience a breach of our systems containing personal health records, we will be required to provide these notices and may be subject to penalties. Violations of these requirements may be prosecuted by the FTC as an unfair or deceptive act or practice and could result in significant harm to our reputation.

Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act of 2009

The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”), govern how various entities and individuals can use and disclose protected health information. If we begin transmitting individually identifiable health information in connection with certain standard transactions regulated by HIPAA, we would likely have to implement a HIPAA compliance program to ensure our uses and disclosures of health information are done in accordance with the regulations. Under the federal Health Information Technology for Economic and Clinical Health Act, (the “HITECH Act”), we may be subject to certain federal privacy and security requirements relating to individually identifiable health information we maintain. We may be required to enter into written business associate agreements with certain health care providers and health plans relating to the privacy and security of protected health information, to the extent our customers are covered entities under HIPAA and to the extent we receive, use or disclose protected health information on their behalf. Under the HITECH Act, we would be required by federal law to comply with those business associate agreements, as well as certain privacy and security requirements found in HIPAA and the HITECH Act as they relate to our activities as a business associate. If we are a covered entity or business associate under HIPAA and the HITECH Act, compliance with those requirements would require us to, among other things, conduct a risk analysis, implement a risk management plan, implement policies and procedures, and conduct employee training. The HITECH Act would also require us to notify patients or our customers, to the extent that they are covered entities subject to HIPAA, of a breach of privacy or security of individually identifiable health information. Breaches may also require notification to the Department of Health and Human Services and the media. Experiencing a breach could have a material impact on our reputation. The standards under HIPAA and the HITECH Act could be interpreted by regulatory authorities in ways that could require us to make material changes to our operations. Failure to comply with these federal privacy and security laws could subject us to civil and criminal penalties. Civil penalties can go as high as $50,000 per violation, with an annual maximum of $1.5 million for all violations of an identical provision in a calendar year.

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

Health Care Reform

The Patient Protection and Affordable Care Act (“Affordable Care Act”), will likely have a dramatic effect on health care financing and insurance coverage for Americans. A portion of the Affordable Care Act, referred to as the “Physician Sunshine Payment” provisions, requires applicable manufacturers and distributors of drugs, devices, biological, or medical supplies covered under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Department of Health and Human Services certain payments or other transfers of value to physicians and teaching hospitals. They also require applicable manufacturers and applicable group purchasing organizations to report certain information regarding the ownership or investment interests held by physicians or the immediate family members of physicians in such entities. Final regulations implementing the Physician Sunshine Payment provisions were issued on February 8, 2013 and became effective on April 9, 2013. The required data was required to be reported to the Centers for Medicare and Medicaid Services by March 31, 2014. Civil monetary penalties apply for failure to report payments, transfers of value, or physician ownership interests. The Company had no issues with the implemented Affordable Care Act.

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

Competitive Conditions

We compete with many companies in the molecular diagnostics industry and the homeland defense and clinical markets. We believe that Luminex Corporation, Cepheid, Roche, BioMerieux, and Thermo Fisher Scientific will be competitors for our molecular diagnostics products. We believe Welch Allyn, Braun and Exergen, which markets a line of oral, infrared, tympanic and axillary thermometers, is our main competitor in the clinical-use thermometry market. In our ENG business, we believe our competitors include GermFree Laboratories, Inc., LDV Inc., and Farber Specialty Vehicles.

Key characteristics of our markets include long operating cycles and intense competition, which is evident through the number of bid protests (competitor protests of U.S. government procurement awards) and the number of competitors bidding on program opportunities. It is common in the homeland defense industry for work on major programs to be shared among several companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another competitor, become a subcontractor for the ultimate prime contracting company. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to, or a customer of, that same competitor on other contracts, or vice versa.

Research and Development

The principal objectives of our research and development program are to develop high-value molecular diagnostic products such as Firefly Dx and M-BAND, as well as to improve the accuracy of our thermometer products so that we can complete development of and introduce our next-generation line of human thermometers to healthcare professionals and institutions. We focus our efforts on five main areas: 1) engineering efforts to extend the capabilities of our systems and to develop new systems; 2) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 3) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 4) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays; and 5) developing hardware and software for all our new thermometer models, and further clinical studies for validation.

Employees

As of March 22, 2017, we had 29 full-time employees, of which 3 were in management; 5 were in finance and administration; 5 in sales, marketing and business development; 6 in research, development and engineering; and 10 in manufacturing. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Item 1A. Risk Factors

The following risks and the risks described elsewhere in this Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially affect our business, prospects, financial condition, operating results and cash flows. If any of these risks materialize, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to the Operations and Business of PositiveID

We have a history of losses and expect to incur additional losses in the future. We are unable to predict the extent of future losses or when we will become profitable.

For the years ended December 31, 2016 and 2015, we experienced net losses of $13.1 million and $11.4 million, respectively and our accumulated deficit at December 31, 2016 was $157.2 million. Until our ENG, Caregiver, Firefly and M-BAND businesses and products are profitable on a combined basis, we do not anticipate generating significant operating profits. We have submitted, or are in the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

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

Our annual audited financial statements for the years ended December 31, 2016 and 2015 indicate conditions exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products, and working capital requirements. If we cannot continue as a going concern, our stockholders may lose their entire investment.

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

Our future success depends, in part, on certain key employees, including William J. Caragol, our Chairman of the Board of Directors (the “Board”) and Chief Executive Officer and Lyle Probst, our President, and on our ability to attract and retain highly skilled personnel. The loss of the services of any of our key personnel may seriously harm our business, financial condition and results of operations. In addition, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly operations, finance, accounting, sales and marketing personnel, may also seriously harm our business, financial condition and results of operations. Our ability to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful in the future.

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

As of March 22, 2017, our current named directors and executive officers beneficially owned, in the aggregate, approximately 85.9% of our outstanding voting securities, including 46.6% owned by our Chairman of the Board and Chief Executive Officer. As a result, if some, or all of them acted together, they would have the ability to exert substantial influence over the election of the Board and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The Company’s officers, directors and management hold preferred shares that give them voting control of the Company.

From September 30, 2013 through April 6, 2016, the Company issued 2,025 shares of Series I Preferred Stock to its officers, directors and management as management and director compensation and payment of deferred obligations. Each of the Series I preferred is convertible into the Company’s Common Stock, at stated value plus accrued dividends, at the closing bid price on the issuance date, any time at the option of the holder and by the Company in the event that the Company’s closing stock price exceeds 400% of the conversion price for twenty consecutive trading days. The Series I Preferred Stock had voting rights equivalent to twenty-five votes per common share equivalent.

On July 25, 2016, the Board authorized a Certificate of Designations of Preferences, Rights and Limitations of Series II Convertible Preferred Stock (the “Certificate”). The Certificate was filed with the State of Delaware Secretary of State on July 25, 2016. The Series II Preferred ranks: (a) senior with respect to dividends and right of liquidation with the common stock; (b) pari passu with respect to dividends and right of liquidation with the Company’s Series I Preferred and Series J Convertible Preferred Stock; and (c) junior to all existing and future indebtedness of the Company. The Series II Preferred has a stated value per share of $1,000, subject to adjustment as provided in the Certificate (the “Stated Value”), and a dividend rate of 6% per annum of the Stated Value. As with the Series I Preferred, the Series II Preferred has 25 votes per common share equivalent. The Series II Preferred is subject to redemption (at Stated Value, plus any accrued, but unpaid dividends (the “Liquidation Value”)) by the Company no later than three years after a Deemed Liquidation Event (as defined in the Certificate) and at the Company’s option after one year from the issuance date of the Series II Preferred, subject to a ten-day notice (to allow holder conversion). The Series II Preferred is convertible at the option of a holder or if the closing price of the common stock exceeds 400% of the Conversion Price for a period of twenty consecutive trading days, at the option of the Company. Conversion Price means a price per share of the common stock equal to 100% of the lowest daily volume weighted average price of the common stock during the subsequent 12 months following the date the Series II Preferred was issued.

On August 11, 2016, the Board of PositiveID agreed to exchange 2,025 shares of its Series I Preferred, which have a stated value of $2,025,000 and redemption value of $2,261,800 for 2,262 shares of Series II Preferred, which have a stated value of $2,262,000, held by its directors, officers and management, namely, our CEO, acting CFO and Chairman, William J. Caragol, our President, Lyle L. Probst, and our three non-employee directors, Jeffrey Cobb, Michael Krawitz, and Ned L. Siegel, as well as Allison Tomek, our Senior Vice President of Corporate Development, and Kimothy Smith, our Chief Technology Advisor (the “Exchange”). The Series II have an aggregate stated value equivalent to the redemption value of the Series I at the exchange date. Pursuant to the Exchange, each existing holder of Series I Preferred exchanged their Series I Preferred shares for Series II Preferred shares having equivalent per share stated value, maintaining the same voting rights as they had as holders of the Series I Preferred. Both the Series I Preferred and the Series II Preferred have a stated value per share of $1,000, and a dividend rate of 6% per annum. All shares of Series I Preferred previously issued have become null and void and any and all rights arising thereunder have been extinguished. The Series II Preferred is only forfeitable after the exchange date up to January 1, 2019 upon termination for cause and is subject to acceleration in the event of conversion, redemption and certain events. The total Series I Preferred shares exchanged for Series II Preferred shares on August 11, 2016 is detailed as follows:

		Preferred Series I			Preferred Series II
Name	Position	Shares Issued	Common Shares Issuable Upon Conversion	Total Votes	Shares Issued	Common Shares Issuable Upon Conversion	Total Votes
William J. Caragol	Chairman and Chief Executive Officer	956	10,884,308	272,107,685	1,077	10,884,308	272,107,685
Michael E. Krawitz	Director	151	1,712,993	42,824,823	169	1,712,993	42,824,823
Jeffrey S. Cobb	Director	138	1,558,948	38,973,711	154	1,558,948	38,973,711
Ned L. Siegel	Director	114	1,274,550	31,863,751	126	1,274,550	31,863,751
Lyle Probst	President	415	4,614,955	115,373,862	456	4,614,955	115,373,862
Allison F. Tomek	SVP of Corporate Development	151	1,677,563	41,939,080	166	1,677,563	41,939,080
Kimothy Smith	Chief Technology Advisor	50	553,761	13,844,034	55	553,761	13,844,034
Caragol Family Irrevocable Trust		50	592,487	14,812,184	59	592,487	14,812,184
Total		2,025	22,869,565	571,739,130	2,262	22,869,565	571,739,130

As a result of the exchange, there were nil and 2,262 shares of Series I and Series II Preferred shares, respectively, issued and outstanding as of December 31, 2016.

As of March 22, 2017, our officers, directors and management (in addition to the five people who make up the Majority Stockholders, this includes Allison Tomek, our Senior Vice President of Corporate Development, and Kimothy Smith, our Chief Technology Advisor) have an aggregate of 292,670,729,287 votes on any matter brought to a vote of the holders of our common stock, including an aggregate of 293,089,001,370 votes, or 98% of the total vote, through the ownership of Series II Preferred Stock, and 99,467 votes through the ownership of shares of our common stock. As a result, our named officers, directors, and management have voting control over the 299,128,900,750 of the outstanding voting shares of the Company.

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

We likely will face intense competition from other companies that provide the same or similar custom specialty vehicle manufacturing and other services that compete with acquired businesses, virtually all of which can be expected to have longer operating histories, greater name recognition, larger installed customer bases and significantly more financial resources, R&D facilities and manufacturing and marketing experience than we have. There can be no assurance that developments by our potential competitors will not render our existing and future products or services obsolete. In addition, we expect to face competition from new entrants into the custom specialty vehicle business. As the demand for products and services grows and new markets are exploited, we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products and services. We may not have sufficient resources to maintain our research and development, marketing, sales and customer support efforts on a competitive basis. Additionally, we may not be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services. Increased competition could result in price reductions, fewer product orders, obsolete technology and reduced operating margins, any of which could materially and adversely affect our business, financial condition and results of operations.

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

We may not be able to protect our intellectual property.

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

In 2013, we licensed the assets related to our iglucose™ technology to Smart Glucose Meter and in 2015 we licensed our breath glucose detection system and its underlying patent, which was granted in 2014. Pursuant to these agreements, we are due royalties based on future product sales, if any. Should these businesses not generate significant revenues, we will not achieve royalty streams from these sales and licenses.

Implantation of our implantable microchip may be found to cause risks to a person’s health, which could adversely affect sales of our systems that incorporate the implantable microchip.

The implantation of the VeriChip, which we sold to VeriTeQ, may be found, or be perceived, to cause risks to a person’s health. Potential or perceived risks include adverse tissue reactions, migration of the microchip and infection from implantation. There have been articles published asserting, despite numerous studies to the contrary, that the implanted microchip causes malignant tumor formation in laboratory animals. If more people are implanted with our implantable microchip, it is possible that these and other risks to health will manifest themselves. Actual or perceived risks to a person’s health associated with the microchip implantation process could result in negative publicity and could damage our business reputation, leading to loss in sales of our other systems targeted at the healthcare market which would harm our business and negatively affect our prospects.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including shares issuable on the conversion of convertible notes payable. We may seek additional capital through one or more additional equity or convertible debt transactions in 2017; however, such transactions will be subject to market conditions and there can be no assurance any such transaction will be completed.

Current stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock issued pursuant to convertible preferred stock and debt instruments.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 20,000,000,000 shares of capital stock consisting of 19,995,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board. As of March 22, 2017, there are 6,039,899,380 shares of our common stock, 2,262 of our Series II preferred stock and 71 of our Series J preferred stock outstanding. There are 3,619,449 shares of our common stock reserved for issuance pursuant to stock option agreements. We also have 2,692,800 shares of our common stock issuable upon the exercise of outstanding warrants. We also have convertible notes with approximate principal and accrued interest balances of $6,149,161 as of March 22, 2017. These notes and our Series II preferred stock are convertible into common stock in the future at prices determined at the time of conversion. The Series II, Series J and convertible notes would convert into shares of common stock, based on the closing bid price of $0.0002 on March 22, 2017, as follows:

	Principal/	Common Share Conversion
	Liquidation	At Current	At 25%	At 50%	At 75%
	Value	Market	Discount	Discount	Discount

Series II (1)	$2,344,343	11,721,712,500	15,628,950,000	23,443,425,000	46,886,850,000
Series J (2)	71,000	355,000,000	473,333,333	710,000,000	1,420,000,000
Convertible Notes (3)	6,149,161	48,770,412,944	40,994,405,349	61,491,608,024	122,983,216,047
	$8,564,504	60,847,125,444	57,096,688,682	85,645,033,024	171,290,066,047

(1)	Represents liquidation value, including accrued dividends, on 2,262 shares of Series II and convertible shares at the closing bid price of $0.0002 on March 22, 2017, at discounts of 25%, 50% and 75% from the closing price on March 22, 2017.

(2)	Represents liquidation value on 71 shares of Series J and convertible shares at the closing bid price of $0.0002 on March 22, 2017, at discounts of 25%, 50% and 75% from the closing price on March 22, 2017.

(3)	Represents liquidation value, including accrued interest, on the outstanding convertible notes and convertible shares at the closing bid price of $0.0002 on March 22, 2017, at discounts of 25%, 50% and 75% from the closing price on March 22, 2017.

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

Any future determination with respect to the payment of dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board may deem relevant. In addition, our Certificates of Designation for shares of Series I, Series II and Series J Preferred Stock prohibit the payment of cash dividends on our common stock while any such shares of preferred stock are outstanding.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located in Delray Beach, Florida, where we occupy approximately 3,000 square feet of office space, under a non-cancelable operating lease that expires on October 18, 2018. We also have operations in Pleasanton, California, where we lease approximately 6,250 square feet of laboratory and office space under a non-cancelable operating lease that expires on September 30, 2018. Additionally, we have operations in Concord, California, where we lease 12,000 square feet of office and plant space on a month-to-month basis for approximately $7,600 per month.

Item 3. Legal Proceedings

The Company is a party to certain legal actions, as either plaintiff or defendant, arising in the ordinary course of business, with the exception of the Exergen and LG Capital litigation described below, none of which is expected to have a material adverse effect on its business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against the Company relating to it or to its intellectual property rights and intellectual property licenses could have a material adverse effect on the Company’s business, financial condition and operating results.

Exergen Litigation

On October 10, 2012, Thermomedics and its former parent company, Sanomedics(together “Sano”), received a cease and desist demand letter from Exergen Corporation(“Exergen”), claiming that Sano infringed on certain Exergen patents relating to Sano’s non-contact thermometers. On May 21, 2013, Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against Sano. On September 3, 2013, Sano filed its answer to Exergen’s complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sano filed a partial dismissal that removes Sano’s previous product, the Talking Non-Contact Thermometer, from the lawsuit. On September 15, 2015, the United States District Court – District of Massachusetts, entered an order granting Sano’s motion for summary judgment, ruling that the patent claims made by Exergen against Sano were invalid. On June 22, 2016, the U.S. Court of Appeals affirmed the United States District Court – District of Massachusetts’ summary judgment decision in favor of Sano that the patent claims asserted against Sano by Exergen are invalid. The period for Exergen to object has expired.

LG Capital Funding Litigation

On March 7, 2017, LG Capital Funding, LLC(“LG”), filed a complaint in the U.S. District Court of the Eastern District of New York, related to a 10% Convertible Redeemable Note issued by us to LG on July 7, 2016 in the amount of $66,150(the “LG Note”). The LG Note provides that LG is entitled to convert all or any amount of the outstanding balance and accrued interest of the LG Note into shares of our Common Stock. The complaint alleges breach of contract and anticipatory breach of contract, asserting, among other things, that we failed to deliver shares of stock to LG pursuant to a notice of conversion, and failed to reserve a sufficient number of shares of stock issuable under the terms of the LG Note. The Company will answer and defend against this complaint.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “PSID.” On March 22, 2017, the last reported bid price of our common stock was $0.0002 per share. The following table presents the high and low bid price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2016	High	Low
Quarter ended December 31, 2016	$0.03	$0.0005
Quarter ended September 30, 2016	$0.35	$0.02
Quarter ended June 30, 2016	$0.95	$0.18
Quarter ended March 31, 2016	$1.13	$0.55

Fiscal Year Ended December 31, 2015	High	Low
Quarter ended December 31, 2015	$2.00	$1.00
Quarter ended September 30, 2015	$2.50	$1.00
Quarter ended June 30, 2015	$2.50	$0.50
Quarter ended March 31, 2015	$1.50	$1.00

Holders

According to the records of our transfer agent, as of March 22, 2017, there were approximately 79 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

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

1.	During the quarter ended December 31, 2016, we issued approximately 945 million shares of our common stock to a lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0008.

2.	During the quarter ended December 31, 2016, we issued approximately 715 million shares of our common stock to a second lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0007.

3.	During the quarter ended December 31, 2016, we issued approximately 30 million shares of our common stock to a third lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0036.

4.	During the quarter ended December 31, 2016, we issued approximately 141 million shares of our common stock to a fourth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0009.

5.	During the quarter ended December 31, 2016, we issued approximately 81 million shares of our common stock to a fifth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0071.

6.	During the quarter ended December 31, 2016, we issued approximately 20 million shares of our common stock to a sixth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0030.

7.	During the quarter ended December 31, 2016, we issued approximately 167 million shares of our common stock to a seventh lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0012.

8.	During the quarter ended December 31, 2016, we issued approximately 177 million shares of our common stock to an eighth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0007.

9.	During the quarter ended December 31, 2016, we issued approximately 193 million shares of our common stock to a ninth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0005.

10.	During the quarter ended December 31, 2016, we issued approximately 90 million shares of our common stock to a tenth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0005.

11.

During the quarter ended December 31, 2016, we issued approximately 69 million shares of our common stock to an eleventh lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0004.

12.

During the quarter ended December 31, 2016, we issued approximately 7 million shares of our common stock to a twelfth ender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0071.

We made the foregoing stock issuances in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Overview

PositiveID is a life sciences and technology company focused primarily on the healthcare and homeland security markets. Since its inception, and prior to acquisition, PositiveID, through its wholly-owned subsidiary PDI, has received over $50 million in government grants and contract work from the Department of Defense, DHS, the Federal Bureau of Investigation, the National Aeronautics and Space Administration, the Defense Advanced Research Projects Agency and industrial clients. The Company’s M-BAND(Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry, to detect biological weapons of mass destruction. PositiveID is currently developing the Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications. PositiveID has a substantial portfolio of intellectual property related primarily to sample preparation and rapid medical testing applications.

On December 4, 2015, the Company entered into a stock purchase agreement and a control agreement giving it complete operational control of Thermomedics. and its FDA-cleared Caregiver® product. Caregiver® is a clinical grade, infrared thermometer for measurement of forehead temperature in adults, children, and infants, without contact. It delivers an oral-equivalent temperature directly from the forehead in 1-2 seconds. Since there is no skin contact and Caregiver® does not require probe cover supplies, it reduces the risk of cross-contamination, which is an increasing concern, and saves healthcare facilities the cost of covers. The results of the Caregiver® business are included in the Medical Devices segment. The Company closed the stock purchase agreement and completed the acquisition of the capital stock of Thermomedics on August 25, 2016.

On December 24, 2015, the Company acquired ENG, a leader in mobile labs, homeland security and communications vehicles. The fastest growing aspect of ENG’s business over the last decade has been its mobile labs segment, which includes chemical, biological, nuclear, radiological and explosives testing in the field. ENG designs and builds these labs to customer specification in its facilities in Concord, California. The results of ENG are included in the Mobile Labs Segment.

Results of Operations

The Company operates in three segments: Molecular Diagnostics, Medical Devices, and Mobile Labs.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

During 2015, the Company operated in a single segment. The following is the selected segment data for the year ended December 31, 2016.

	Year Ended December 31,
	2016					2015
	Mobile Labs	Medical Devices	Molecular Diagnostics	Corporate	Total	Total
Revenue	$5,027	$417	$115	$—	$5,559	$2,940
Cost of revenue	3,420	109	8	—	3,537	335

Gross profit	1,607	308	107	—	2,022	2,605

Selling, general and administrative	1,864	614	651	5,600	8,729	5,611
Research and development	—	156	284	—	440	1,420

Total operating expenses	1,864	770	935	5,600	9,169	7,031
Operating (loss)	$(257)	$(462)	$(828)	$(5,600)	$(7,147)	$(4,426)

Revenue

Revenue increased 89% from $2.9 million to $5.6 million for the years ended December 31, 2015 and 2016, respectively. During 2015, the Company recognized $2.5 million received in conjunction with the Boeing License Agreement as revenue. The increased revenue between 2015 and 2016 was attributable to the Company’s acquisition of ENG and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the year ended December 31, 2016. The majority of the Company’s revenues are currently generated from its Mobile Labs segment. Such revenue is recorded at the completion and delivery of mobile lab and telecommunications vehicles. As individual projects are usually material, revenues can vary materially period to period based on the timing of such deliveries.

Cost of Revenue and Gross Profit

Cost of revenue consist of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue producing products and agreements. Cost of revenue was $3.5 million and $0.3 million for years ended December 31, 2016 and 2015, respectively. Gross profit decreased from $2.6 million to $2.0 million during the year ended December 31, 2015 and 2016, respectively. The change in cost of revenue and gross profit was attributable to the recognition of the Boeing license in 2015 and Company’s acquisition of ENG and Thermomedics in December 2015, resulting in the Medical Device and Mobile Labs segments reporting for the year ended December 31, 2016. The $2.5 million of license revenue recognized on the Boeing license had no associated cost of revenue.

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

Selling, general and administrative expense increased by approximately $3.1 million, or 56%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase was primarily driven by selling, general and administrative costs at our Mobile Lab and Medical Device segments, which were both acquired in December 2015, and the incremental difference in fair value of the Series I and Series II preferred stock, resulting in a charge of approximately $2.0 million recorded as stock based compensation This stock based compensation charge is one-time non-cash expense item.

Research and Development

Our research and development expense consists primarily of labor(both internal and contract) and materials costs associated with various development projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our development partners and acquisition of in process research and development. We seek to structure our research and development on a project basis to allow the management of costs and results on a discrete short term project basis. This may result in quarterly expenses that rise and fall depending on the underlying project status. We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time.

Research and development expense decreased by approximately $1.0 million or 71%, from $1.4 to $0.4 million, for the year ended December 31, 2015 compared to the year ended December 31, 2016. The decrease was primarily attributable to the decrease in labor, and engineering costs related to the development of Firefly Dx product. The Company does not expect to increase its research and development expenses until it arranges contractual or strategic arrangements to share in the costs of that development.

Change in Fair Value of Embedded Conversion Option Liability

The change in fair value of embedded conversion option liability changed from an expense of $2.4 million in 2015 to income of $1.6 million in 2016 for a difference of approximately $4 million or 166%. The change was primarily attributed to the revaluation of the embedded conversion option liability from December 31, 2015 to December 31, 2016. This is a non-cash income/expense item.

Interest Expense and Other Income(Expense)(net)

Interest expense increased by approximately $2.9 million or 61%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily attributed to the amortization of fair value premiums and debt discounts related to the increased level of borrowing, through convertible notes for the year ended December 31, 2016. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Other income, net, decreased by approximately $389,000 or 97%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease was primarily attributed to the 2015 exercise of the VeriTeQ warrants and the gain on sale of VeriTeQ shares.

Liquidity and Capital Resources

As of December 31, 2016, cash totaled approximately $40,000 compared to cash of approximately $173,000 at December 31, 2015.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $3.6 million during the year ended December 31, 2016 and approximately $4.5 million during the year ended December 31, 2015, primarily to fund operating losses. This decrease in cash used in operating activities was primarily the result of decrease in operating costs related to the development of Firefly Dx product and Company marketing programs.

Cash Flows from Investing Activities

Net cash used in investing activities totaled approximately $15,000 during the year ended December 31, 2016 and totaled $649,000 during the year ended December 31, 2015. The decrease was primarily due to the acquisition of Thermomedics and ENG in 2015, net proceeds received in 2015 from the sales of the Company’s warrant position in VeriTeQ.

Cash Flows from Financing Activities

Financing activities provided net cash of approximately $3.5 million and $5.2 million during the years ended December 31, 2016 and 2015, respectively, primarily related to proceeds from the issuance of convertible notes and debentures.

Financial Condition

As of December 31, 2016, we had a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10.3 million $8.9 million and $157.2 million, respectively. Net loss and net cash used in operations was $13.1 million, and $3.6 million respectively, in 2016 compared to a working capital deficit of approximately $10.7 million a stockholders’ deficit of approximately $11.8 million and an accumulated deficit of approximately $144.2 million of December 31, 2015. The change in working capital was primarily due to operating losses for the period, offset by cash received from capital raised through convertible debt financings, that was spent on operations.

We have incurred operating losses and net cash used in operating activities since the merger that created PositiveID. The current operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection and Caregiver® products. We expect our operating losses to continue through 2017. It’s management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In 2015 and 2016, we raised approximately $5.9 and $3.8 million, respectively from the issuance of convertible debt.

During 2017, we will need to raise additional capital, including capital not currently available under our current financing agreements in order to execute our business plan.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, collectability of arrangement consideration is reasonably assured, the arrangement fees are fixed or determinable and delivery in accordance with the customer contract or purchase order.

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

To date, the Company has generated revenue from three sources:(1) professional services, (2) technology licensing, and (3) product sales.

Specific revenue recognition criteria for each source of revenue is as follows:

(1)	Revenues for professional services, which are of short term duration, are recognized when services are provided;

(2)	Technology license revenue is recognized upon the completion of all terms of that license. Payments received in advance of completion of the license terms are recorded as deferred revenue; and

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

We continue to fully recognize our tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. We have analyzed our filing positions in all of the foreign, federal and state jurisdictions where the Company is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result, we have not recorded a tax liability and have no unrecognized tax benefits as of December 31, 2016 or 2015, other than a repayment of Canadian tax obligations advanced by Stanley.

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity without gain or loss. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

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

ASC Topic 820 provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities. Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and(iii) the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices(unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2016. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2016 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and acting CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2016, based upon the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph(d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our directors, their ages and business experience, as of March 22, 2017, are set forth below:

Name	Positions with the Company
William J. Caragol	Chairman, Chief Executive Officer, and Acting Chief Financial Officer
Jeffrey S. Cobb	Director
Michael E. Krawitz	Director
Ned L. Siegel	Director

William J. Caragol, 50, has served as our Chief Executive Officer since August 26, 2011 and as our Chairman of the Board of Directors since December 6, 2011 and previously served as our President from May 2007 until August 26, 2011, and Treasurer since December 2006. Since September 28, 2012, Mr. Caragol has also been our acting CFO. Previously Mr. Caragol was the CFO of Millivision Technologies and was a Senior Manager with Deloitte & Touche LLP. Mr. Caragol has served as a member of the Board of Directors of several public and private technology companies. He is a member of the American Institute of Certified Public Accountants and graduated from the Washington & Lee University with a bachelor of science in Administration and Accounting. The Board of Directors nominated Mr. Caragol as a director because of his past experience as a senior executive of other companies in the technology industry and because he holds the position of chief executive officer.

Jeffrey S. Cobb, 55, has served as a member of our Board of Directors since March 2007. Since April 2004, Mr. Cobb is the Chief Operating Officer of IT Resource Solutions.net, Inc. He is also Chief Executive Officer of Precision Background Screeners, a company he founded in 2016. Mr. Cobb served as a member of the Board of Directors of Steel Vault from March 2004 through July 22, 2008. Mr. Cobb earned his bachelor of science in Marketing and Management from Jacksonville University. Mr. Cobb was nominated to the Board of Directors because of his management and business development experience in technology companies.

Michael E. Krawitz, 47, has served as a member of our Board of Directors since November 2008. He currently serves as Senior Vice President, General Counsel and Corporate Secretary of York Risk Services Group, Inc. and its affiliated entities. From January 2014 to June 2015, he served as Chief Legal and Financial Officer of VeriTeQ Corporation. From November 2010 to January 2014 he served as CEO and general counsel of PEAR, LLC, a company that finances renewable energy and energy efficiency projects throughout the United States. From June 2010 until February 2011, he served as CEO of Florida Sunshine Investments I, Inc. He previously served as the chief executive officer and president of Digital Angel Corporation from December 2006 to December 2007, executive vice president, general counsel and secretary from March 2003 until December 2006, and as a member of its Board of Directors from July 2007 until December 2007. Mr. Krawitz served as a member on the Board of Directors of Steel Vault from July 2008 until November 2009. Mr. Krawitz earned a bachelor of arts degree from Cornell University and a juris doctorate from Harvard Law School. Mr. Krawitz was nominated to the Board of Directors due to his past experience as a CEO of Digital Angel, our former parent company, as well as his experience as an attorney.

Ned L. Siegel, 65, has served as a member of our Board of Directors since February 2011. Ambassador Siegel has had a long and distinguished career as a senior U.S. government official and businessman. He was appointed by then President George W. Bush as the U.S. Ambassador to the Commonwealth of the Bahamas from October 2007 to January 2009. He was also appointed by President Bush to serve under Ambassador John R. Bolton at the United Nations in New York, serving as the Senior Advisor to the U.S. Mission and as the U.S. representative to the 61st Session of the United Nations General Assembly. Prior to his ambassadorship, he was appointed to the Board of Directors of the Overseas Private Investment Corporation (OPIC). In addition to his public service, Ambassador Siegel has over 30 years of entrepreneurial successes. Presently, he serves as President of The Siegel Group, a multi-disciplined international business management advisory firm specializing in infrastructure, real estate, ports, energy, technology, financial and cyber security services. Ambassador Siegel also serves on the Board of Directors and Advisory Boards of other numerous public and private companies, and private equity groups. He graduated Phi Beta Kappa from the University of Connecticut in 1973 and received a juris doctorate from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina.

Executive Officers

Our executive officers, their ages and positions, as of March 22, 2017, are set forth below:

Name	Age	Position
William J. Caragol	50	Chairman of the Board, CEO and Acting CFO
Lyle L. Probst	46	President

A summary of the business experience of Mr. Caragol is set forth above.

Lyle L. Probst, 46, has served as our President since April 2014 and previously served as our vice president of operations and product development from May 2011 until April 2014. He has 15 years of management experience with large bio-detection programs and products, and joined PositiveID in 2011 at the time that PositiveID acquired Microfluidic Systems. Mr. Probst joined Microfluidic Systems in February 2007 and served as the director of project management until February 2010, and then served as the senior director of project management until April 2011. At Microfluidic Systems, Mr. Probst managed a series of programs such as the Department of Homeland Security Science & Technology BAND (Bioagent Autonomous Networked Detector) program. Before joining Microfluidic Systems, Mr. Probst directed bio-detection programs at Lawrence Livermore National Laboratory (“LLNL”) as a biomedical scientist project manager from February 2000 until February 2007. While he was at LLNL, he was instrumental in the development and deployment of BioWatch Generation 1, and was principal investigator/developer of the high-throughput BioWatch mobile laboratory and a subject matter expert within the Biodefense Knowledge Center. Mr. Probst was previously the Director of Capillary Electrophoresis and Director of Chemistries at the Joint Genome Institute. He holds a B.S. in Biology and an M.B.A in Executive Management.

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

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding(excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated(not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely.

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

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2016 and 2015 by:

●	each person who served as our CEO in 2016; and

●	each person who served as our CFO in 2016; and

●	each person who served as our President in 2016.

We had no other executive officers during any part of 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)

William J. Caragol	2016	275,000	(1)	250,000	(2)	—	498,350	(3)	—	62,790	(4)	1,086,140
Chairman, Chief Executive Officer and Acting Chief Financial Officer	2015	200,000	(1)	345,000	(5)	—	—		—	55,812	(6)	600,812

Lyle Probst	2016	200,000	(7)	250,000	(8)	—	299,010	(9)	—	—		749,010
President	2015	200,000	(7)	237,500	(10)	—	—		—	—		437,500

(1)	Represents the $275,000 and $200,000 salary pursuant to Mr. Caragol’s employment contract for 2016 and 2015, respectively. Pursuant to Mr. Caragol’s employment contract, $75,000 of Mr. Caragol’s salary was deferred and paid as working capital allows. At December 31, 2016 $2,000 of Mr. Caragol’s salary has been accrued.

(2)

Represents the grant date fair value of 250 Series II shares issued as a component of Mr. Caragol’s 2016 incentive compensation. The Series II shares were issued subsequent to December 31, 2016 and will vest on January 1, 2019.

(3)	Represents the (i) grant date fair value of 500,000 options to purchase Company common stock as a component of Mr. Caragol’s 2016 incentive compensation. These options were issued on January 7, 2016 and will vest;(i) 170,000 on January 1, 2017; (ii) 165,000 on January 1, 2018; (iii) 165,000 on January 1, 2019.

(4)	The amount shown includes (i) $25,000 for an expense allowance, and (ii) $37,790 for an automobile lease, insurance and gasoline expenses.

(5)	Represents the(i) grant date fair value of 150 Series I shares issued as a component of Mr. Caragol’s 2015 incentive compensation and $150,000 accrued incentive compensation for 2015. The Series I shares were issued on December 22, 2015 and will vest on January 1, 2018. $12,000 of the accrued incentive compensation was paid during 2016 and the remaining $138,000 will be paid in the future as working capital allows.

(6)	The amount shown includes (i) $25,000 for an expense allowance, and (ii) $30,812 for an automobile lease, insurance and gasoline expenses.

(7)	Represents a salary of $200,000. Mr. Probst was appointed President of the Company on April 16, 2014.

(8)

Represents the grant date fair value of 250 Series II shares issued as a component of Mr. Probst’s 2016 incentive compensation. The Series II shares were issued subsequent to December 31, 2016 and will vest on January 1, 2019.

(9)	Represents the (i) grant date fair value of 300,000 options to purchase Company common stock as a component of Mr. Probst’s 2016 incentive compensation. These options were issued on January 7, 2016 and will vest; (i) 102,000 on January 1, 2017; (ii) 99,000 on January 1, 2018; (iii) 99,000 on January 1, 2019.

(10)	Represents the grant date fair value of 125 Series I shares issued as a component of Mr. Probst’s 2015 incentive compensation and $75,000 accrued incentive compensation for 2015. The Series I shares were issued on December 22, 2015 and will vest on January 1, 2018. $6,000 of the accrued incentive compensation was paid during 2016 and the remaining $69,000 will be paid in the future as working capital allows.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure

Executive Employment Arrangements

Amendments to 2011 Executive Employment Arrangements

Mr. Caragol’s annual base salary was increased from $200,000 to $275,000 in connection with his appointment as our CEO effective August 26, 2011.

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (“First Amendment”), between the Company and William J. Caragol, our CEO, in connection with Mr. Caragol’s assumption of the position of chairman of the Board effective December 6, 2011. The First Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between the Company and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 14,778 shares of our restricted common stock, which vest on January 1, 2016. The remaining $75,000 was paid in 2013. In addition, the First Amendment amends the change of control provision by increasing the multiplier from 3 to 5 and capping any change in control compensation to 10% of the transaction value. The First Amendment also obligated us to grant to Mr. Caragol an aggregate of 10,000 shares of restricted stock over a 4 year period as follows: (i) 2,000 shares upon execution of the First Amendment, which shall vest on January 1, 2014, (ii) 2,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 2,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 2,000 shares on January 1, 2014, which shall vest on January 1, 2018, and (v) 2,000 shares on January 1, 2015, which shall vest on January 1, 2018. We and Mr. Caragol agreed to delay the issuance of the first and second restricted share grants, for a total of 4,000 shares, until we had available shares under one of our stock incentive plans. The restricted shares were granted on October 4, 2012. Upon a change in control or in the event that Mr. Caragol terminates his employment for “constructive termination” (as such term is defined his employment agreement) or in the event we terminate his employment without cause, the restricted stock described above shall be issued within five (5) business days of such triggering event and all of the restricted stock shall vest immediately. If Mr. Caragol resigns, is terminated for cause, or his employment is terminated due to his death or disability, Mr. Caragol will forfeit the restricted shares discussed above.

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

2016 Executive Employment Arrangements

On April 8, 2016, the Company entered into employment contracts with both Mr. Caragol and Mr. Probst, effective January 1, 2016. The terms of Mr. Caragol’s employment contract include a three-year term and a salary of $275,000. Mr Caragol’s salary will automatically adjust to $350,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Caragol is eligible for annual bonuses and was granted 500,000 stock options, which vest; (i) 170,000 on January 1, 2017; (ii) 165,000 on January 1, 2018; (iii) 165,000 on January 1, 2019. These options will expire on January 1, 2021. Mr. Caragol is also entitled to the use of a Company car and related expenses and an unaccountable expense allowance of $25,000. The terms of Mr. Probst’s employment contract include a three-year term and a salary of $200,000. Mr. Probst’s salary will automatically adjust to $250,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Probst is eligible for annual bonuses and was granted 300,000 stock options, which vest; (i) 102,000 on January 1, 2017; (ii) 99,000 on January 1, 2018; (iii) 99,000 on January 1, 2019. These options will expire on January 1, 2021.

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

Outstanding Equity Awards as of December 31, 2016

The following table provides information as of December 31, 2016, regarding unexercised stock options and restricted stock outstanding held by Messrs. Caragol and Probst:

Outstanding Equity Awards as of December 31, 2016

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William J. Caragol	—	500,000	(1)	—	$1.02	1/1/2021	36,778	(2)(3)	$26	(4)	—	—
	—	—		—	—	—	—		—		—	—

Lyle Probst	60	—		—	$462.50	5/23/2021	—		—		—	—
	20	—		—	$287.50	8/31/2021	—		—		—	—
	20	—		—	$287.50	8/31/2022	—		—		—	—
	400	—		—	$50.00	6/06/2022	—		—		—	—
	—	300,000	(5)	—	$1.02	1/1/2021	—		—		—	—
	—	—		—	—	—	12,226	(6)	$9	(4)	—	—

(1)	Mr. Caragol was granted 500,000 options to purchase Company common stock, issued on January 7, 2016. These options will vest;(i) 170,000 on January 1, 2017;(ii) 165,000 on January 1, 2018;(iii) 165,000 on January 1, 2019.

(2)	Mr. Caragol owns, as of December 31, 2016, an aggregate of 36,778 unvested shares of common stock which will vest on January 1, 2018.

(3)	Pursuant to Mr. Caragol’s employment agreements we are obligated to grant to Mr. Caragol an aggregate of 10,000 shares of restricted stock over a 4 year period as follows: (i) 2,000 shares upon execution of the agreement, which shall vest on January 1, 2014, (ii) 2,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 2,000 shares on January 1, 2013, which shall vest on January 1, 2015, (iv) 2,000 shares on January 1, 2014, which shall vest on January 1, 2018, and (v) 2,000 shares on January 1, 2015, which shall vest on January 1, 2018. Upon a change in control or in the event that Mr. Caragol terminates his employment for “constructive termination” (as such term is defined his employment agreement) or in the event we terminate his employment without cause, the restricted stock described above shall be issued within five (5) business days of such triggering event and all of the restricted stock shall vest immediately. If Mr. Caragol resigns, is terminated for cause, or his employment is terminated due to his death or disability, Mr. Caragol will forfeit the restricted shares discussed above.

(4)	Computed by multiplying the closing market price of a share of our common stock on December 31, 2016, or $0.0007, by the number of shares of common stock that have not vested.

(5)	Mr. Probst was granted 300,000 options to purchase Company common stock, issued on January 7, 2016. These options will vest;(i) 102,000 on January 1, 2017; (ii) 99,000 on January 1, 2018; (iii) 99,000 on January 1, 2019.

(6)	Mr. Probst was granted 4,893 of restricted stock on January 8, 2013 and 7,333 of restricted stock on April 16, 2014 as employee incentive compensation for 2012 and 2014, respectively. These restricted shares will vest on January 1, 2018.

Director Compensation

The following table provides compensation information for persons serving as members of our Board of Directors during 2016:

2016 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(3)	Total ($)
Jeffrey S. Cobb	20,000	—	63,137	—	—	32,500	115,637
Michael E. Krawitz	20,000	—	63,137	—	—	32,500	115,637
Ned L. Siegel	20,000	—	63,137	—	—	32,500	115,637

(1)	These fees are comprised of $5,000 per quarter, per director

(2)	Each non-executive board member was granted 60,000 options to purchase Company common stock on December 22, 2015, which vest on December 31, 2016. These grants were components of 2016 equity compensation.

(3)	Each non-executive board member was granted 25 Series I convertible preferred stock on December 22, 2015, which vest on January 1, 2018. These grants were components of 2016 equity compensation.

On January 9, 2015, the Board of Directors approved the 2015 Board Compensation Plan, effective immediately, where each director receives a quarterly compensation of $5,000. There were no changes made to the Board compensation during 2016.

On August 11, 2016, the Board of PositiveID agreed to exchange 2,025 shares of its Series I Preferred, which have a stated value of $2,025,000 and redemption value of $2,261,800 for 2,262 shares of Series II Preferred, which have a stated value of $2,262,000. The Series II have an aggregate stated value equivalent to the redemption value of the Series I at the exchange date. Pursuant to the Exchange each existing holder of Series I Preferred exchanged their Series I Preferred shares for Series II Preferred shares having equivalent per share stated value, maintaining the same voting rights as they had as holders of the Series I Preferred. The total Series I Preferred Stock, owned by the independent board of directors that were exchanged to Series II Preferred Stock on August 11, 2016 is detailed as follows:

		Preferred Series I			Preferred Series II
Name	Position	Shares Issued	Common Shares Issuable Upon Conversion	Total Votes	Shares Issued	Common Shares Issuable Upon Conversion	Total Votes
Michael E. Krawitz	Director	151	1,712,993	42,824,823	169	1,712,993	42,824,823
Jeffrey S. Cobb	Director	138	1,558,948	38,973,711	154	1,558,948	38,973,711
Ned L. Siegel	Director	114	1,274,550	31,863,751	126	1,274,550	31,863,751
Total		403	4,546,491	113,662,285	449	4,546,491	113,662,285

As a result of the Exchange, there were nil and 449 shares of Series I and Series II Preferred shares, respectively, issued to the independent Board of Directors as of December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 22, 2017 by:

●	each of our directors;

●	each of our named executive officers;

●	all of our executive officers and directors as a group; and

●	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 22, 2017 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 6,039,899,380 shares of our common stock outstanding as of March 22, 2017. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o PositiveID Corporation, 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. As a result, the Company’s issuance of 1,982 shares of Series II Preferred Stock to named executive officers and directors, they have the voting rights to 256,900,028,228 votes as the result of their Series II holdings. The percentage of voting rights in the table below assumes that all Series II shares held by directors and named officers are voted in any instance requiring shareholder vote.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)	Percent of Voting Rights (%)
Five Percent Stockholders:
William J. Caragol (1)	5,579,806,148	31.4%	46.6%
Lyle L. Probst (2)	2,365,865,702	13.3%	19.8%
Dominion Capital LLC (3)	603,385,948	9.9%	* %
Union Capital, LLC (4)	603,385,948	9.9%	* %
Michael E. Krawitz (5)	878,200,177	4.9%	7.3%
Jeffrey S. Cobb (6)	799,231,604	4.5%	6.7%
Ned L. Siegel (7)	653,442,382	3.7%	5.5%
Named Executive Officers and Directors:
William J. Caragol (1)	5,579,806,148	31.4%	46.6%
Lyle L. Probst (2)	2,365,865,702	13.3%	19.8%
Michael E. Krawitz (5)	878,200,177	4.9%	7.3%
Jeffrey S. Cobb (6)	799,231,604	4.5%	6.7%
Ned L. Siegel (7)	653,442,382	3.7%	5.5%
Executive Officers and Directors as a group (5 persons) (8)	10,276,365,553	57.8%	85.9%

*Less than 1%

(1)

Mr. Caragol beneficially owns 5,579,806,148 shares which include 44,668 shares of common stock and 170,000 options directly owned by Mr. Caragol. Mr. Caragol has sole voting power over 44,668 shares of our common stock. Mr. Caragol has sole dispositive power over 7,890 shares of our common stock. Mr. Caragol lacks dispositive power over 36,778 shares which are restricted as to transfer until January 1, 2018. Mr. Caragol owns 1,077 shares of Series II Preferred, which may convert to 5,579,591,480 shares of common stock. The Series II Preferred vests on January 1, 2019. On January 7, 2016, Mr. Caragol was granted 500,000 stock options, which vest: (i) 170,000 on January 1, 2017; (ii) 165,000 on January 1, 2018; (iii) 165,000 on January 1, 2019. Only the vested options are included in the table above.

(2)

Includes 12,226 shares of our common stock and 102,500 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 22, 2017. Mr. Probst lacks dispositive power over 12,226 shares, which are restricted until January 1, 2018. Mr. Probst owns 456 shares of Series II Preferred, which may convert to 2,365,750,975 shares of common stock. The Series II Preferred vests on January 1, 2019. On January 7, 2016, Mr. Probst was granted 300,000 stock options, which vest: (i) 102,000 on January 1, 2017; (ii) 99,000 on January 1, 2018; (iii) 99,000 on January 1, 2019. Only the vested options are included in the table above.

(3)

Dominion Capital LLC (“Dominion”), and Dominion’s managing members Mikhail Gurevich and Daniel Kordash, may be deemed to beneficially own shares of common stock beneficially owned by Dominion, including shares issuable to Dominion upon conversion of a series of convertible notes. The address of the principal business office of Dominion is 3 Fraser Lane, Westport, Connecticut 06880. Voting and dispositive power with respect to the shares owned by Dominion is exercised by Messrs. Gurevich and Kordash. Each of Dominion and Messrs. Gurevich and Kordash disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Dominion. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Dominion or Messrs. Gurevich and Kordash may be deemed to beneficially own or control the shares owned by Dominion.

38

(4)

Union Capital, LLC (“Union”), and Union’s managing member Yakov Borenstein, may be deemed to beneficially own shares of common stock beneficially owned by Union, including shares issuable to Union upon conversion of a series of convertible notes. The address of the principal business office of Union is 525 Norton Parkway, New Haven, CT 06511. Voting and dispositive power with respect to the shares owned by Union is exercised by Mr. Borenstein. Each of Union and Mr. Borenstein disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Union. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Union and Mr. Borenstein may be deemed to beneficially own or control the shares owned by Union.

(5)

Includes 12,456 shares of our common stock and 61,400 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 22, 2017. Mr. Krawitz lacks dispositive power over 2,000 shares, which are restricted until January 1, 2018. Mr. Krawitz owns 169 shares of Series II Preferred, which may convert to 878,126,681 shares of common stock. The Series II Preferred vests on January 1, 2019.

(6)

Includes 11,496 shares of our common stock and 60,815 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 22, 2017. Mr. Cobb lacks dispositive power over 1,200 shares, which are restricted until January 1, 2018. Mr. Cobb owns 154 shares of Series II Preferred, which may convert to 799,159,293 shares of common stock. The Series II Preferred vests on January 1, 2019.

(7)

Includes 12,622 shares of our common stock and 60,800 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 22, 2017. Mr. Siegel lacks dispositive power over 2,400 shares, which are restricted until January 1, 2018. Mr. Siegel owns 126 shares of Series II Preferred, which may convert to 653,368,961 shares of common stock. The Series II Preferred vests on January 1, 2019.

(8)

Includes shares of our common stock beneficially owned by current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 22, 2017, in each case as set forth in the footnotes to this table.

Equity Compensation Plan Information

The following table presents information regarding options and rights outstanding under equity our compensation plans as of December 31, 2016:

Plan Category(1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))

Equity compensation plans approved by security holders	8,086	$375.53	1,522,818
Equity compensation plans not approved by security holders(2)	3,611,800	$0.39	—
Total	3,619,886	$1.23	1,522,818

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 9 to our consolidated financial statements for the year ended December 31, 2016.

(2)	We have made grants outside of our equity plans and have 2,692,800 outstanding warrants exercisable for shares of our common stock. These warrants were granted as compensation for financing transactions or for the rendering of consulting services.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since the beginning of our fiscal year 2016, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

Former Related Party Transactions

Sale of VeriChip Business to Former Related Party

Throughout the course of 2012 through 2014, the Company and VeriTeQ, a business run by a former related party(CEO of the Company through 2011), entered into a number of agreements for the intellectual property related to the Company’s embedded biosensor portfolio, which ultimately resulted in a GlucoChip and Settlement Agreement, entered into on October 20, 2014 (the “GlucoChip Agreement”), under which the final element of the Company’s implantable microchip business was transferred to VeriTeQ.

Pursuant to the VeriTeQ agreements, the Company holds a Note that was received as payment for shared services payments that the Company made on behalf of VeriTeQ during 2011 and 2012 which Note had an original value of $222,115. The note has been fully reserved in all periods presented. The Company also holds a five-year warrant dated November 13, 2013, with original terms entitling the Company to purchase 300,000 shares of VeriTeQ common stock at a price of $2.84. Pursuant to the terms of the warrant, in particular the full quantity and pricing reset provisions, the warrant had an original dollar value of $852,000 and can be exercised using a cashless exercise feature.

On October 20, 2014, the Company entered into the GlucoChip Agreement with VeriTeQ to transfer the intellectual property related to its GlucoChip development and to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. VeriTeQ issued the Company Convertible Promissory Notes in total principal amount of $200,000, and agreed to provide VeriTeQ with continuing financial support through the issuance of additional convertible promissory notes up to an additional amount of $205,000. As of December 31, 2016, the Company had issued Notes with a principal value of $200,000 under the GlucoChip Agreement. As VeriTeQ is in default of its agreements with the Company, there is no intention to provide any additional notes until such time as all defaults are cured.

On October 19, 2015, VeriTeQ received a default notice from its senior lender and a Notice of Disposition of Collateral advising the Company that the senior lender, acting as collateral agent, intended to sell the assets at auction, which it did on November 4, 2015. On November 25, 2015, VeriTeQ entered into a stock purchase agreement with an unaffiliated company whereby VeriTeQ agreed to acquire all of the issued and outstanding membership interests of that company, and on May 6, 2016, VeriTeQ completed the closing of that agreement.

Pursuant to the cashless exercise feature of the VeriTeQ warrant, and subsequent sale of the underlying shares, the Company realized $335,600 of income which was recorded under other income in the consolidated Statement of Operations during the year ended December 31, 2015. As VeriTeQ is an early stage company, not yet fully capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains will be recognized. As of December 31, 2016, the Company had outstanding convertible notes receivable from VeriTeQ of $422,115 and is also owed default principal and interest of which a full reserve has been established as noted above.

Issuance of Series I and Series II Convertible Preferred Stock Resulting in Management’s Voting Control of the Company

On September 30, 2013, the Board of the Company agreed to satisfy $1,003,000 of accrued compensation owed to its directors, officers and management (collectively, the “Management”) through a Liability Reduction Plan (the “Plan”). Under this Plan, the Company’s Management agreed to accept a combination of PositiveID Corporation Series I Convertible Preferred Stock (the “Series I Preferred Stock”) and to accept the transfer of Company-owned shares of common stock in VeriTeQ Corporation, a Delaware corporation, in settlement of accrued compensation.

Subject to the Plan, $590,000 of accrued compensation was settled through the commitment to transfer 327,778 shares of VeriTeQ common stock (out of the 1,199,532 total shares of VeriTeQ common stock that are issuable to the Company upon the conversion of VeriTeQ’s Series C convertible preferred stock owned by the Company). The Series C conversion was completed on October 22, 2013. The VeriTeQ shares were valued at $1.80 (adjusted to reflect the 1 for 30 reverse split by VeriTeQ on October 22, 2013), which was a 21% discount to the closing bid price on September 30, 2013, to reflect liquidity discount and holding period restrictions. The closing bid price on the day of conversion was $2.28; on September 30, 2014, one year after the transaction the closing bid price of VeriTeQ’s common stock was $0.0068. Following a 1 for 1,000 reverse stock split of VeriTeQ’s common stock on February 11, 2015 and a 1 for 10,000 reverse stock split on July 29, 2015, the closing bid price of VeriTeQ’s common stock on December 31, 2016 was $0.07.

Six members of Management participated in this conversion, including all four members of the Company’s current board of directors, one of its former directors (Barry Edelstein, who resigned from our Board on July 8, 2013 to join VeriTeQ’s Board), and our current SVP of Corporate Development.

Subject to the Plan 413 shares of Series I Preferred Stock were issued in settlement of $413,000 of accrued compensation. The conversion price of the Series I shares was fixed at $1.8, which was the closing bid price on the day of conversion. The Series I preferred shares were issued to six members of the Company’s Management, including all four members of the current board of directors and our current President (Lyle Probst) and SVP of Corporate Development (Allison Tomek).

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

Additionally, on December 31, 2013 the three independent directors were each granted 25 shares of Series I Preferred Stock, as a component of their 2014 board compensation. On January 14, 2014, an additional 512 shares of Series I Preferred Stock were issued to the Company’s CEO, President and Senior Vice President. On January 12, 2015, 625 shares of Series I were issued to management and board members for 2014 incentive compensation and 2015 director compensation. On December 22, 2015, an additional 400 shares of Series I were issued to management and board members for 2015 incentive compensation and 2016 director compensation. All Series I shares granted were to vest on January 1, 2018.

On July 25, 2016, the Board authorized a Certificate of Designations of Preferences, Rights and Limitations of Series II Convertible Preferred Stock. The Certificate was filed with the State of Delaware Secretary of State on July 25, 2016. The Series II Preferred ranks: (a) senior with respect to dividends and right of liquidation with the common stock; (b) pari passu with respect to dividends and right of liquidation with the Corporation’s Series I Preferred and Series J Convertible Preferred Stock; and (c) junior to all existing and future indebtedness of the Company. The Series II Preferred has a stated value per share of $1,000, subject to adjustment as provided in the Certificate (the “Stated Value”), and a dividend rate of 6% per annum of the Stated Value. As with the Series I Preferred, the Series II Preferred has 25 votes per common share equivalent. The Series II Preferred is subject to redemption (at Stated Value, plus any accrued, but unpaid dividends (the “Liquidation Value”)) by the Company no later than three years after a Deemed Liquidation Event and at the Company’s option after one year from the issuance date of the Series II Preferred, subject to a ten-day notice (to allow holder conversion). The Series II Preferred is convertible at the option of a holder or if the closing price of the common stock exceeds 400% of the Conversion Price for a period of twenty consecutive trading days, at the option of the Company. Conversion Price means a price per share of the common stock equal to 100% of the lowest daily volume weighted average price of the common stock during the subsequent 12 months following the date the Series II Preferred was issued.

On August 11, 2016, the Board of PositiveID agreed exchange 2,025 shares of its Series I Preferred, which have a stated value of $2,025,000 and redemption value of $2,261,800 for 2,262 shares of Series II Preferred, which have a stated value of $2,262,000, held by its directors, officers and management, namely, our CEO, acting CFO and Chairman, William J. Caragol, our President, Lyle L. Probst, and our three non-employee directors, Jeffrey Cobb, Michael Krawitz, and Ned L. Siegel, as well as Allison Tomek, our Senior Vice President of Corporate Development, and Kimothy Smith, our Chief Technology Advisor. The Series II have an aggregate stated value equivalent to the redemption value of the Series I at the exchange date. Pursuant to the Exchange each existing holder of Series I Preferred exchanged their Series I Preferred shares for Series II Preferred shares having equivalent per share stated value, maintaining the same voting rights as they had as holders of the Series I Preferred. Both the Series I Preferred and the Series II Preferred have a stated value per share of $1,000, and a dividend rate of 6% per annum. All shares of Series I Preferred previously issued have become null and void and any and all rights arising thereunder have been extinguished. The Series II Preferred is only forfeitable after the exchange date up to January 1, 2019 upon termination for cause and is, subject to acceleration in the event of conversion, redemption and certain events. The total Series I Preferred shares exchanged for Series II Preferred shares on August 11, 2016 is detailed as follows:

		Preferred Series I			Preferred Series II
Name	Position	Shares Issued	Common Shares Issuable Upon Conversion	Total Votes	Shares Issued	Common Shares Issuable Upon Conversion	Total Votes
William J. Caragol	Chairman and Chief Executive Officer	956	10,884,308	272,107,685	1,077	10,884,308	272,107,685
Michael E. Krawitz	Director	151	1,712,993	42,824,823	169	1,712,993	42,824,823
Jeffrey S. Cobb	Director	138	1,558,948	38,973,711	154	1,558,948	38,973,711
Ned L. Siegel	Director	114	1,274,550	31,863,751	126	1,274,550	31,863,751
Lyle Probst	President	415	4,614,955	115,373,862	456	4,614,955	115,373,862
Allison F. Tomek	SVP of Corporate Development	151	1,677,563	41,939,080	166	1,677,563	41,939,080
Kimothy Smith	Chief Technology Advisor	50	553,761	13,844,034	55	553,761	13,844,034
Caragol Family Irrevocable Trust		50	592,487	14,812,184	59	592,487	14,812,184
Total		2,025	22,869,565	571,739,130	2,262	22,869,565	571,739,130

As a result of the exchange, there were nil and 2,262 shares of Series I and Series II Preferred Stock, respectively, issued and outstanding as of December 31, 2016.

As of March 22, 2017, per the table under the heading “Security Ownership of Certain Beneficial Owners and Management”, discussed above, the Company’s named executive officers and directors had aggregate control of 85.9% of the Company’s voting shares out of which Mr. Caragol had control of 46.6% of the Company’s voting shares. our officers, directors and management (in addition to the five people who make up the Majority Stockholders, this includes Allison Tomek, our Senior Vice President of Corporate Development, and Kimothy Smith, our Chief Technology Advisor) have an aggregate of 292,670,729,287 votes on any matter brought to a vote of the holders of our common stock, including an aggregate of 293,089,001,370 votes, or 98% of the total vote, through the ownership of Series II Preferred Stock, and 99,467 votes through the ownership of shares of our common stock. As a result, our named officers, directors, and management have voting control over the 299,128,900,750 of the outstanding voting shares of the Company.

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

Director Independence

Our Board of Directors currently consists of four members: William J. Caragol, Jeffrey S. Cobb, Michael E. Krawitz and Ned L. Siegel. Although we are not listed on the Nasdaq Capital Market, our Board has determined that three of our four directors, Messrs. Cobb, Krawitz and Siegel, are independent under the standards of the Nasdaq Capital Market. Mr. Caragol, who is our CEO and acting CFO is not considered independent.

For transactions, relationships or arrangements that were considered by the Board in determining whether each director was independent, please see “Certain Relationships and Related Transactions — Director and Officer Roles and Relationships” above.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2016 and 2015, fees for audit and audit related services were as follows:

	2016 (1)	2015 (2)

Audit Fees	$105,000	$92,000
Audit Related Fees	5,000	86,000
All Other Fees	—	—
Total Fees	$110,000	$178,000

(1)	Audit related fees for 2016 include review of registration statements and other SEC filings. Audit fees for 2016 relate to the 2016 fiscal year-end audit and review of the interim financial statements conducted by Salberg and Company P.A.

(2)	In 2015 accountant fees were paid to Salberg and Company P.A. which include: (i) Audit Fees related to the 2015 fiscal year-end audit and the review of interim financial statements, (ii) Audit related fees for the 2013 and 2014 acquisition audits and 2015 interim reviews of the financial statements of both Thermomedics, Inc and E-N-G Mobile Systems, Inc.

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

All services provided by and all fees paid to Salberg & Company, P.A. in fiscal 2016 and 2015 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

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

POSITIVEID CORPORATION

Date: March 31, 2017	By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Caragol	Chief Executive Officer, Chairman of the	March 31, 2017
William J. Caragol	Board and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey S. Cobb	Director	March 31, 2017
Jeffrey S. Cobb

/s/ Michael E. Krawitz	Director	March 31, 2017
Michael E. Krawitz

/s/ Ned L. Siegel	Director	March 31, 2017
Ned L. Siegel

PositiveID Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

PositiveID Corporation

We have audited the accompanying consolidated balance sheets of PositiveID Corporation and its Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PositiveID Corporation and its Subsidiaries as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss, and used cash for operating activities of approximately $13,061,000 and $3,649,000 respectively, in 2016. At December 31, 2016, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10,285,000, $8,863,000 and $157,222,000, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 31, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	As of December 31,
	2016	2015
Assets
Current Assets:
Cash	$40	$173
Accounts receivable	307	641
Inventories, net	678	1,768
Other receivables	-	123
Prepaid expenses and other current assets	97	243
Total Current Assets	1,122	2,948

Equipment, net	129	163
Goodwill	800	817
Intangibles, net	492	749
Other assets	19	18
Total Assets	$2,562	$4,695

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$394	$248
Accrued expenses and other current liabilities	807	950
Deferred revenue	353	1,847
Notes and loans payable, net of discounts	469	359
Line of credit	150	—
Short-term convertible debt and accrued interest, net of discounts and premiums	4,808	2,128
Embedded conversion option liability	4,284	7,786
Tax contingency	142	201
Contingent earn-out liability	—	123
Total Current Liabilities	11,407	13,642

Long Term Liabilities:
Loan payable	18	31
Contingent earn-out liability	—	184
Mandatorily redeemable preferred stock, 2,500 shares authorized; $0.001 par value; Series I Preferred – nil and 2,025 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively; liquidation preference and redemption value of nil and $2,196 at December 31, 2016 and December 31, 2015, respectively.	—	2,680
Total Liabilities	11,425	16,537

Commitments and contingencies (Note 11)

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value:
Convertible preferred stock, 5,000,000 shares authorized, $0.001 par value; Series J Convertible Preferred -71 and 125 shares issued and outstanding at December 31, 2016 and 2015, respectively (liquidation preference of $71,000 and $125,000, at December 31, 2016 and 2015, respectively)	—	—
Series II Convertible Preferred – 2,262 and 0 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively; (liquidation preference of $2,315,293 and nil, at December 31, 2016 and December 31, 2015, respectively)	—	—
Common stock, 19,995,000,000 shares authorized, $0.0001 par value; 2,684,727,704 and 8,815,825 shares issued and outstanding at December 31, 2016 and 2015, respectively	269	1
Additional paid-in capital	148,090	132,318
Accumulated deficit	(157,222)	(144,161)
Total Stockholders’ Deficit	(8,863)	(11,842)
Total Liabilities and Stockholders’ Deficit	$2,562	$4,695

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015

Revenues	$5,559	$2,940

Cost of revenues	3,537	335

Gross profit	2,022	2,605

Operating expenses:
Selling, general and administrative (including $2,025 in the year ended December 31, 2016 reflecting a non-cash charge for the exchange of Series II Preferred Stock for Series I Preferred Stock – see Note 9)	8,729	5,611
Research and development	440	1,420
Total operating expenses	9,169	7,031

Operating loss	(7,147)	(4,426)

Other income (expense):
Interest expense	(7,652)	(4,719)
Change in acquisition obligations, net	107	—
Change in fair value of embedded conversion option liability	1,601	(2,427)
Loss on extinguishment of debt	(32)	(233)
Other income	62	401
Total other expense, net	(5,914)	(6,978)

Net loss before income tax provision	(13,061)	(11,404)

Income tax expense	—	—
Net loss	(13,061)	(11,404)

Preferred stock dividends	(155)	(106)
Net loss attributable to common stockholders	$(13,216)	$(11,510)

Net loss per common share attributable to common stockholders – basic and diluted	$(0.06)	$(1.88)
Weighted average shares outstanding – basic and diluted	236,667,178	6,124,901

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

(In thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2014	—	$—	3,390,655	$—	$124,311	$(132,757)	$(8,446)

Net loss, 2015	—	—	—	—	—	(11,404)	(11,404)
Common Stock issued for services	—	—	246,000	—	1,024	—	1,024
Issuance of Series J Preferred shares	125	—	—	—	125	—	125
Common Stock issued pursuant to convertible note conversions	—	—	5,179,170	1	3,420	—	3,421
Reclassification of premium upon debt conversion and redemption	—	—	—	—	421	—	421
Reclassification of derivative liability upon debt conversion	—	—	—	—	3,123	—	3,123
Preferred stock dividends	—	—	—	—	(106)	—	(106)
Balance at December 31, 2015	125	$—	8,815,825	$1	$132,318	$(144,161)	$(11,842)

Net loss, 2016	—	—	—	—	—	(13,061)	(13,061)
Common Stock issued for services - third parties	—	—	728,700	—	169	—	169
Vested shares returned	—	—	(1,316)	—	—	—	—
Other Stock based compensation - employees	—	—	—	—	964	—	964
Common Stock issued pursuant to convertible note conversions	—	—	2,675,184,495	268	5,061	—	5,329
Reclassification of derivative liability upon debt conversion	—	—	—	—	4,676	—	4,676
Reclassification of premium upon debt conversion and redemption	—	—	—	—	305	—	305
Retired Series J Preferred shares	(54)	—	—	—	(54)	—	(54)
Issuance of Series II Preferred shares	2,262	—	—	—	4,806	—	4,806
Preferred stock dividends	—	—	—	—	(155)	—	(155)
Balance at December 31, 2016	2,333	$—	2,684,727,704	$269	$148,090	$(157,222)	$(8,863)

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,061)	$(11,404)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300	258
Stock-based compensation	3,158	2,259
Allowance on note receivable	—	140
Loss on extinguishment of debt	32	233
Convertible debt discounts and premium amortization	6,903	4,089
Gain on sale of investment shares	—	(336)
Note issued as consideration for services	145	150
Change in fair value of embedded conversion option liability	(1,601)	2,427
Change in acquisition obligations, net	(107)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Account receivable	334	(124)
Prepaid expenses and other assets	145	(135)
Inventory	1,090	128
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(103)	(125)
Accrued interest	611	629
Deferred revenue	(1,495)	(2,696)
Net cash used in operating activities	(3,649)	(4,507)
Cash flows from investing activities:
Acquisition of Thermomedics, Inc.	—	(175)
Acquisition of E-N-G Mobile Systems, Inc.,net of cash acquired	—	(667)
Proceeds from sale of investment shares, net	—	336
Loan pursuant to note receivable	—	(140)
Purchase of property & equipment	(15)	(3)
Net cash used in investing activities	(15)	(649)
Cash flows from financing activities:
Proceeds from convertible debt financing, net of fees	3,750	5,913
Proceeds from line of credit, net	150	—
Principal payments of short-term debt	(369)	(729)
Net cash provided by financing activities	3,531	5,184

Net increase (decrease) in cash	(133)	28

Cash, beginning of year	173	145
Cash, end of year	$40	$173

Supplementary Cash Flow Information:
Cash paid for interest	$100	$13
Cash paid for income taxes	$—	$—
Non-cash financing and investing activities:
Conversion of promissory notes into common stock	$5,329	$3,842
Reclassification of embedded conversion option liability upon conversion of debt	$4,676	$3,123
Reclassification of note premium upon conversion of debt	$305	$—
Embedded conversion option liability recorded as debt discount	$2,776	$6,330
Capital lease financing	$—	$47
Stock issued for prepaid services	$156	$186
Promissory note issued for services	$145	$150
Preferred stock, notes payable and earn-out liability consideration recorded for business combinations	$75	$471

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

1. Organization

PositiveID Corporation, including its wholly-owned subsidiaries PositiveID Diagnostics Inc. (“PDI”), E-N-G Mobile Systems, Inc. (“ENG”), and Thermomedics, Inc. (“Thermomedics”), (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing; manufactures specialty technology vehicles; and markets the Caregiver® non-contact clinical thermometer, respectively. The Company’s fully automated pathogen detection systems and assays are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry to detect biological weapons of mass destruction. The Company is developing Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications. The Company also manufactures specialty technology vehicles focused primarily on mobile laboratory and communications applications. The Company’s Caregiver® thermometer is an FDA-cleared infrared thermometer for the professional healthcare market.

Authorized Common Stock and Reverse Stock Split

As of December 31, 2016, the Company was authorized to issue 3.895 billion shares of common stock (see below for additional increase). On February 25, 2016, the Company filed the Seventh Amendment to the Second Amended and Restated Certificate of Incorporation, as amended, with the State of Delaware to increase the number of authorized common shares to 3.895 billion shares, from 1.97 billion shares. On June 27, 2016, the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for-50 and the Company filed the Eighth Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split, effective July 5, 2016. The reverse split only affected outstanding common stock and the number of authorized shares was not adjusted. All share amounts in our historical consolidated financial statements have been adjusted to reflect the 1-for-50 reverse stock split.

On November 30, 2016, the Company filed its Third Amended and Restated Certificate of Incorporation with the State of Delaware, to permit stockholders to act by written consent, and to permit stockholders of different classes of the Company’s capital stock to vote as a single class with regard to certain changes to the Company’s certificate of incorporation. The Third Amended and Restated Certificate of Incorporation filed also changed in the par value of the Company’s common stock from $0.01 to $0.001.

On January 30, 2017, the Company filed the First Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the State of Delaware, to increase the Company’s authorized capital stock from 3.9 billion shares to 20 billion shares (19.995 billion common) and to change the par value of the Company’s common stock from $0.001 to $0.0001. All dollar values in the accompanying historical consolidated financial statements have been adjusted to reflect the change in the par value of the common stock.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2016, we had a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10.3 million, $8.9 million and $157.2 million, respectively. Net loss and net cash used in operations was $13.1 million, and $3.6 million, respectively, in 2016 compared to a working capital deficit of approximately $10.7 million, a stockholders’ deficit of approximately $11.8 million and an accumulated deficit of approximately $144.2 million of December 31, 2015. The change in the working capital deficit was primarily due to operating losses for the period and capital raised through convertible debt financings.

We have incurred operating losses and net cash used in operating activities since the merger that created PositiveID. The current 2016 operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection and Caregiver products. We expect our operating losses to continue through 2017. It’s management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In 2015 and 2016, we raised approximately $5.9 and $3.8 million, respectively from the issuance of convertible debt and debentures.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

2. Summary of Significant Accounting Policies

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries of which all are inactive except for PDI, Thermomedics and ENG. All intercompany balances and transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2016 and 2015, respectively. The Company maintained its cash in various financial institutions during the years ended December 31, 2016 and 2015. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits. At times, cash deposits exceeded the federally insured limits. There were no cash deposits that exceeded the federally insured limits as of December 31, 2016.

Accounts receivable

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at December 31, 2016 and 2015.

Inventories

Inventory consists of finished goods of our Caregiver® non-contact thermometers, and in our Mobile Lab Segment consists of finished goods, standard and manufactured frames and bodies of vehicles, components of mobile units and other materials and is stated at lower of cost and net realizable value on average basis (see Note 3). The Company early adopted ASU 2015-11 “Simplifying the Measurement of Inventory” on January 1, 2016, and there was no material impact. Reserves, if necessary, are recorded to reduce inventory to net realizable value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated periodically and are based on the Company’s business plan and from feedback from customers and the product development team; however, estimates can vary significantly. As of December 31, 2016 and 2015, inventory reserves were not material.

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates. The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserve was $17,000 as of December 31, 2016 and is included in accrued expenses and other liabilities.

Equipment

Equipment is carried at cost less accumulated depreciation, computed using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or useful life, software is depreciated over 5 years, and equipment is depreciated over periods ranging from 1 to 8 years. Repairs and maintenance which do not extend the useful life of the asset are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the consolidated statements of operations. Depreciation expense for 2016 and 2015 was $42,000 and $4,403, respectively.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Equipment consists of the following (in thousands):

		December 31,
	Est. Useful Lives	2016	2015
Furniture and equipment	3-5 years	$62	$83
Machinery and equipment	1-8 years	71	59
Autos	3 -5 years	35	35
Leasehold improvements	1-3 years	7	14
Total equipment		175	191
Less accumulated depreciation		(46)	(28)

Property and Equipment, Net		$129	$163

Intangible Assets and Goodwill

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. Customer contracts and relationships are being amortized over a period of 3 years, patents and other intellectual property are being amortized over a period of 5 years, and non-compete agreements are being amortized over 2 years (see Note 5).

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

To date, the Company has generated revenue from three sources: (1) professional services, (2) technology licensing, and (3) product sales.

Specific revenue recognition criteria for each source of revenue is as follows:

(1)	Revenues for professional services, which are of short term duration, are recognized when services are provided;
(2)	Technology license revenue is recognized upon the completion of all terms of that license. Payments received in advance of completion of the license terms are recorded as deferred revenue; and
(3)	Revenue from sales of the Company’s products is recorded when risk of loss has passed to the buyer and criteria for revenue recognition discussed above is met. Payments received in advance of delivery and revenue recognition are recorded as deferred revenue.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Concentrations

Concentration of Deferred Revenue

As of December 31, 2016, the Company had deferred revenue of approximately $0.4 million of which 54% and 20% were from two of the Company’s customers. As of December 31, 2015, the Company had deferred revenue of approximately $1.8 million of which 21%, 22% and 38% were from the Company’s three largest customers.

Concentration of Revenues

During the year ended December 31, 2016, the Company had revenue of approximately $5.6 million of which 26%, 13% and 12% were from three of the Company’s customers. During year ended December 31, 2015, the Company had revenue of $2.9 million of which 91% was from one customer.

Concentration of Accounts Receivable

As of December 31, 2016, the Company had accounts receivable of approximately $0.3 million of which 55% and 14% were from two of the Company’s customers. As of December 31, 2015, the Company had accounts receivable of approximately $0.6 million of which 60% and 19% were from two of the Company’s customers.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2016 and 2015 were minimal.

Shipping and Handling

Costs incurred by the Company for freight in and freight out are included in costs of revenue. Freight in and freight out costs incurred for the years ended December 31, 2016 and 2015 were minimal.

Legal Expenses

All legal costs are charged to expense as incurred.

Convertible Notes With Fixed Rate Conversion Options

The Company has entered into convertible notes, some of which contain fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion, and records the premium to interest expense on the note issuance date.

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

Debt Issue Cost

Debt issuance cost paid to lenders, or third parties are recorded as debt discounts and amortized over the life of the underlying debt instrument.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as interest expense. The Company does not have any uncertain tax positions at December 31, 2016 and 2015.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

Research and Development Costs

The principal objective of our research and development program is to develop high-value molecular diagnostic products such as Firefly Dx and M-BAND. We focus our efforts on four main areas: 1) engineering efforts to extend the capabilities of our systems and to develop new systems; 2) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 3) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 4) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays. Research and development cost are expensed as incurred. Total research and development expense was $0.4 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively.

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During 2015, the Company only operated in one segment – Diagnostics and Detection. Beginning January 1, 2016, the Company operated in three business segments: Molecular Diagnostics, Medical Devices and Mobile Labs (see Note 13).

Loss Per Common Share

The Company presents basic net income (loss) per common share and, if applicable, diluted net income (loss) per share. Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the year and after preferred stock dividends. The calculation of diluted income (loss) per common share assumes that any dilutive convertible preferred shares outstanding at the beginning of each year or the date issued were convertible at those dates, with preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options and warrants for which the average period market price exceeds the exercise price, less shares that could have been purchased by the Company with related proceeds. Additionally, shares issued upon conversion of convertible debt are included.

The following potentially dilutive equity securities outstanding as of December 31, 2016 and 2015 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	December 31,
	2016	2015
Common shares issuable under:
Convertible notes	13,287,432	10,930
Convertible Series I Preferred Stock	—	1,796
Convertible Series II Preferred Stock	3,308,394	—
Convertible Series J Preferred Stock	101,429	116
Stock options	3,620	492
Warrants	2,693	270
Unvested restricted common stock	69	67
	16,703,637	13,671

The Common shares issuable under the convertible notes, convertible Series I, Series II and Series J Preferred Stock was calculated using the closing bid prices at December 31, 2016 and 2015 which were $0.0007 and $0.0215, respectively.

Recent Accounting Pronouncements

There are no new accounting pronouncements during the year ended December 31, 2016 other than those described below that affect the consolidated financial position of the Company or the results of its operations. Accounting Standard Updates which are not effective until after December 31, 2016, and the potential effects on the Company’s consolidated financial position or results of its’ operations are discussed below.

ASU 2017-04:

In January 2017, FASB issued Accounting Standards Update (“ASU”), 2017-04 — Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. Under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

ASU 2016-20:

In December 2016, FASB issued Accounting Standards Update (“ASU”), 2016-20 — Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this Update affect the guidance in Update 2014-09, which is not yet effective. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition (see ASU 2016-12 and ASU 2014-09 below).

ASU 2016-16:

In October 2016, FASB issued Accounting Standards Update (“ASU”), 2016-16 — Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. Two common examples of assets included in the scope of this Update are intellectual property and property, plant, and equipment. It also aligns the recognition of income tax consequences for intra-entity transfers of assets other than inventory with International Financial Reporting Standards (IFRS). Specifically, IAS 12, Income Taxes, requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (including inventory) when the transfer occurs.

For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

ASU 2016-15:

In August 2016, FASB issued Accounting Standards Update (“ASU”), 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in this Update provide guidance on the following eight specific cash flow issues:

1.	Debt Prepayment or Debt Extinguishment Costs
2.	Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing
3.	Contingent Consideration Payments Made after a Business Combination
4.	Proceeds from the Settlement of Insurance Claims
5.	Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies
6.	Distributions Received from Equity Method Investees
7.	Beneficial Interests in Securitization Transactions
8.	Separately Identifiable Cash Flows and Application of the Predominance Principle

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

ASU 2016-12:

In May 2016, FASB issued Accounting Standards Update (“ASU”), 2016-12— Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year to December 15, 2017. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition (see ASU 2016-20, 10 and ASU 2014-09 below).

ASU 2016-10:

In April 2016, FASB issued Accounting Standards Update (“ASU”), 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year to annual reporting periods beginning after December 15, 2017. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition (see ASU 2016-20, 12 above and ASU 2014-09 below).

ASU 2016-09:

In March 2016, FASB issued Accounting Standards Update (“ASU”), 2016-09— “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities.

●	Accounting for Income Taxes
●	Classification of Excess Tax Benefits on the Statement of Cash Flows
●	Forfeitures
●	Minimum Statutory Tax Withholding Requirements
●	Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-Withholding Purposes
●	Practical Expedient—Expected Term
●	Intrinsic Value

In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective.

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

ASU 2016-02:

In February 2016, FASB issued Accounting Standards Update (“ASU”), 2016-02— “Leases (Topic 842), Section A—Leases: Amendments to the FASB Accounting Standards Codification; Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C—Background Information and Basis for Conclusions”. Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following:

1.	A public business entity

2.	A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market

3.	An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC).

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

ASU 2014-09:

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer (see ASU 2016-20, 12 and 10 above).

3. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Finished goods of non-contact thermometers	$28	$15
Materials inventory	462	966
Mobile vehicle inventory	188	787
	$678	$1,768

4. Acquisitions/Dispositions

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

The Purchase Agreement also provided for earn-out payments that could be earned by ENG to the benefit of the Seller. Each Earn-Out Payment, was calculated at 5% of the revenue actually recognized and realized from each of the contracts and purchase orders identified, with an earn-out value indicated for each on the signed backlog schedule (the “Signed Backlog Schedule”) subsequent to Closing. The Earn-Out Payments were subject to adjustment in conjunction with the finalization of the net asset adjustment provided for in the Purchase Agreement. The Company recorded a contingent earn-out liability of approximately $123,000, as a current liability, as reflected in the consolidated balance sheet as of December 31, 2015, and an offsetting recovery asset of approximately $111,000. During the year ended December 31, 2016, the Company and the seller of ENG agreed to the final measurement of the earn-out consideration taking into account the finalization of the net asset balance, with total earnout payments of approximately $39,000. As a result, the Company recorded an additional expense of $27,300 during the year ended December 31, 2016 which is included in change in acquisition obligations in the accompanying consolidated statement of operations. The contingent earn-out liability related to ENG had no balance as of December 31, 2016.

The estimated purchase price of the acquisition totaled $912,000, comprised of $750,000 in cash, a convertible seller note of $150,000 (“ENG Note”), and the fair value of the contingent consideration estimated at approximately $123,000, less an estimated recovery based on the closing net worth of ENG estimated at $111,000 at December 31, 2015. The fair value of the contingent consideration was estimated based upon the present value of the expected future payouts of the contingent consideration and was subject to change upon the finalization of the purchase accounting which occurred during the year ended December 31, 2016, as discussed in the paragraph above.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The ENG note matured on December 31, 2016 and had an outstanding balance of $157,664 on the maturity date. The ENG note was amended on December 31, 2016. Pursuant to the amendment, beginning January 1, 2017 (i) the holder agrees to waive all events of default so long as the Company meets the obligations under this amendment; (ii) the note will accrue 8% interest per annum; (iii) the Company will make monthly payments of $8,000 for the first six months of 2017; (iv) the remaining outstanding principal and interest balance of the note will be paid in a lump sum in the seventh month of 2017, which payment shall be accelerated under certain circumstances as described in the amendment.

The Company acquired ENG for a number of reasons including the experience of its workforce, the quality and long history of its product offerings, its prospects for sales and profit growth, and the Company’s ability to leverage its business relationships to create new growth opportunities.

In connection with the issuance of the ENG Note, the Company computed a premium of $50,000 as the note is considered a stock settled debt under ASC 480, all of which was amortized immediately as a non-cash expense charged to interest expense. The principal amount and premium are included in short-term convertible debt in the balance sheet as of December 31, 2016.

Thermomedics Acquisition

On December 4, 2015, the Company entered into several agreements related to its acquisition of all of the outstanding common stock of Thermomedics, Inc. (“Thermomedics”). One of those agreements was a Management Services and Control Agreement, dated December 4, 2015 (the “Control Agreement”), between the Company, Thermomedics, and Sanomedics, Inc. (“Sanomedics”), whereby PositiveID was appointed the manager of Thermomedics. In a separate agreement, the Company entered into a First Amendment to the Stock Purchase Agreement (the “Amendment”) with Sanomedics. The original Stock Purchase Agreement (“Purchase Agreement”) was entered into on October 21, 2015, and defines the agreed upon terms of the Company’s acquisition of all of the common stock of Thermomedics from Sanomedics. As a result of the Company assuming control of Thermomedics on December 4, 2015, it determined, pursuant to ASC 805-10-25-6, that December 4, 2015 was the acquisition date of Thermomedics for accounting purposes.

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

On August 25, 2016, PositiveID completed the acquisition and entered into an agreement with the Sanomedics and Thermomedics (the “August Agreement”), which amends certain terms of the Purchase Agreement and terminates the Control Agreement. The amendments to the Purchase Agreement include: (a) that any legal expense or losses incurred by PositiveID after June 30, 2016 related to the Exergen litigation shall have the effect of reducing any future earnouts that may be owed to the Sanomedics, dollar for dollar; (b) PositiveID and the Sanomedics also agreed to settle the final closing net working capital adjustment through a reduction of the Series J Preferred Stock shares to be released from escrow. As a result, the 125 shares of Preferred Series J stock originally issued shall be released from escrow as follows: 71 shares to Sanomedics and 54 shares returned to the Company’s treasury.

As of August 25, 2016, and December 31, 2016, the Series J preferred stock consideration has a fair value of $71,000, and the estimated fair value of the contingent consideration was nil based on the fair value analysis as of December 31, 2016.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

In consideration for the Note, the Company entered into a Consent and Release by and between the Company, Thermomedics, the Holder and Vitacura LLC, a Florida limited liability corporation (“Vitacura”), which is wholly owned by the Holder (the “Release”), pursuant to which the Holder and Vitacura agreed to release the Company and Thermomedics from any and all causes of action.

In connection with the acquisition, additional earn-out payments of up to $750,000 for each of the fiscal years ending December 31, 2016 and 2017 may be earned by the Thermomedics if certain revenue thresholds are met as described in the Purchase Agreement. Such earn-out payments, if any, will consist of 25% in cash, up to $187,000 and 75% and in shares of preferred stock of the Company, up to 563 shares of Preferred Stock, for each of the fiscal years ending December 31, 2016 and 2017, respectively. The Company recorded a contingent earn-out liability of $184,000, as a non-current liability, as reflected in the balance sheet as of December 31, 2015. The Company adjusted the contingent earn-out liability to its fair value during the year ended December 31, 2016. As of December 31, 2016, the estimated value of the earnout liability was nil.

As a result of the August Agreement and the revaluation of the earnout, the Company reduced other assets by $12,000, reduced goodwill by $17,000, reduced Preferred Series J by $54,000, reduced the contingent earn-out liability by $184,000 and recognized a net gain of $209,000 included in change in acquisition obligations in the accompanying consolidated statement of operations.

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

	Thermomedics	ENG
Assets acquired:
Net tangible assets	$35	$2,584
Customer contracts and relationships	240	238
Other assets	12	7
Patents and other intellectual property	178	-
Goodwill	108	200
	573	3,029
Liabilities acquired:
Current liabilities	(89)	(2,116)
Long term debt	-	(1)
Total estimated purchase price	$484	$912

Contingent earn-out liability for Thermomedics and ENG as of December 31, 2016 is as follows (in thousands):

Contingent Earn-Out Liability (In thousands):
Balance of contingent earn-out liability as of January 1, 2015	$—
Change in liability during 2015	307
Balance of contingent earn-out liability as of December 31, 2015	$307
Payment during 2016	(39)
Change in FV of liability during 2016 included in change in acquisitions, net	(268)
Balance of contingent earn-out liability as of December 31, 2016	$—

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The results of operations of Thermomedics and ENG are included in the Company’s consolidated statement of operations from the date of the acquisition of December 4, 2015 and December 24, 2015, respectively, including approximately $120,000 of net loss and $30,000 of net income, respectively. The following supplemental unaudited pro forma information assumes that these acquisitions had occurred as of January 1 for the period presented (in thousands except per share data):

Year Ended December 31,2015
(unaudited)
Revenue	$8,323
Net loss	$(12,043)
Loss per common share – basic and diluted	$(2.00)

The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred if these acquisitions had occurred on the dates indicated or that may result in the future.

Sale of VeriChip Business to Former Related Party

Throughout the course of 2012 through 2014, the Company and VeriTeQ, a business run by a former related party (CEO of the Company through 2011), entered into a number of agreements for the intellectual property related to the Company’s embedded biosensor portfolio, which ultimately resulted in a GlucoChip and Settlement Agreement, entered into on October 20, 2014 (the “GlucoChip Agreement”), under which the final element of the Company’s implantable microchip business was transferred to VeriTeQ.

Pursuant to the VeriTeQ agreements, the Company holds a Note that was received as payment for shared services payments that the Company made on behalf of VeriTeQ during 2011 and 2012 which Note had an original value of $222,115. The note has been fully reserved in all periods presented. The Company also holds a five-year warrant dated November 13, 2013, with original terms entitling the Company to purchase 300,000 shares of VeriTeQ common stock at a price of $2.84. Pursuant to the terms of the warrant, in particular the full quantity and pricing reset provisions, the warrant had an original dollar value of $852,000 and can be exercised using a cashless exercise feature.

On October 20, 2014, the Company entered into the GlucoChip Agreement with VeriTeQ to transfer the intellectual property related to its GlucoChip development and to provide financial support to VeriTeQ, for a period of up to two years, in the form of convertible promissory notes. VeriTeQ issued the Company Convertible Promissory Notes in total principal amount of $200,000, and agreed to provide VeriTeQ with continuing financial support through the issuance of additional convertible promissory notes up to an additional amount of $205,000. As of December 31, 2016, the Company had issued Notes with a principal value of $200,000 under the GlucoChip Agreement. As VeriTeQ is in default of its agreements with the Company, there is no intention to provide any additional notes until such time as all defaults are cured.

On October 19, 2015, VeriTeQ received a default notice from its senior lender and a Notice of Disposition of Collateral advising the Company that the senior lender, acting as collateral agent, intended to sell the assets at auction, which it did on November 4, 2015. On November 25, 2015, VeriTeQ entered into a stock purchase agreement with an unaffiliated company whereby VeriTeQ agreed to acquire all of the issued and outstanding membership interests of that company, and on May 6, 2016, VeriTeQ completed the closing of that agreement.

Pursuant to the cashless exercise feature of the VeriTeQ warrant, and subsequent sale of the underlying shares, the Company realized $335,600 of income which was recorded under other income in the consolidated Statement of Operations during the year ended December 31, 2015. As VeriTeQ is an early stage company, not yet fully capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains will be recognized. As of December 31, 2016, the Company had outstanding convertible notes receivable from VeriTeQ of $422,115 and is owed default principal and interest of which a full reserve has been established as noted above.

License of iglucose

On February 15, 2013, the Company licensed its FDA cleared iglucose ™ system to SGMC for up to $2 million based on potential future revenues of glucose test strips sold by SGMC. These revenues will range between $0.0025 and $0.005 per strip. A person with diabetes who tests three times per day will use over 1,000 strips per year.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

iglucose™ uses machine-to-machine technology to automatically communicate a diabetic’s glucose readings to the iglucose™ online database. iglucose™ is intended to provide next generation, real-time data to improve diabetes management and help ensure patient compliance, data accuracy and insurance reimbursement.

In consideration for the rights and licenses, SGMC shall pay to the Company the amount set forth below for each glucose test strip sold by SGMC and any sublicenses of SGMC for which results are posted by SGMC via its communications servers (the “Consideration”):

(i)	$0.0025 per strip sold until SGMC has paid aggregate Consideration of $1,000,000; and
(ii)	$0.005 per strip sold thereafter until SGMC has paid aggregate Consideration of $2,000,000; provided, however, that the aggregate Consideration payable by SGMC pursuant to the SGMC Agreement shall in no event exceed $2,000,000.

To date, no royalties have been realized from this agreement.

5. Intangible Assets and Goodwill

Intangible assets consist of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Customer contracts and relationships	$708	$(330)	$378	$708	$(234)	$474
Patents and other intellectual property	1,401	(1,287)	114	1,401	(1,126)	275
Non-compete agreements	169	(169)	-	169	(169)	-
	$2,278	$(1,786)	$492	$2,278	$(1,529)	$749

Amortization of intangible assets amounted to approximately $257,000 and $253,000 for the year ended December 31, 2016 and 2015 respectively. Estimated future amortization expense is as follows (in thousands):

2017	154
2018	154
2019	95
2020	89
$492

In assessing potential impairment of the intangible assets recorded in connection with the PDI, ENG and Thermomedics, as of December 31, 2016, we performed a discounted cash flow analysis on a per segment basis. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets exists as of December 31, 2016. The Company performed its annual impairment test of goodwill as of December 31, 2016. As a result of this annual test, it was determined that the goodwill balance as of December 31, 2016 was not impaired.

Goodwill consists of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
PDI	$510	$510
Thermomedics	91	108
ENG	199	199
	$800	$817

6. Deferred revenue

During the course of its typical projects, the Company’s subsidiary, ENG requires front end funding to acquire the required materials and begin production. Frequently, customers are billed in advance of production to secure the necessary resources to facilitate timely completion of the project. As of December 31, 2016 and 2015, the Company had $0.4 million and $1.8 million of deferred revenue, respectively, primarily relating to its ENG subsidiary operations.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

7. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Accrued compensation	$467	$526
Other	340	424
	$807	$950

8. Equity and Debt Financing Agreements and Fair Value Measurements

Convertible Note Financings

Short-term convertible debt for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	2016			2015
	Notes	Accrued Interest	Total	Notes	Accrued Interest	Total

Convertible notes with accrued interest accounted for as stock settled debt	$602	$36	$638	$200	$—	$200
Conversion premiums	287	—	287	—	—	—
	889	36	925	200	—	200

Convertible notes with embedded derivatives	4,611	819	5,430	5,984	650	6,634
Derivative discounts	(1,367)	—	(1,367)	(4,054)	—	(4,054)
	3,244	819	4,063	1,930	650	2,580

Original issue discounts and loan fee discounts	(180)	—	(180)	(652)	—	(652)
	$3,953	$855	$4,808	$1,478	$650	$2,128

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

On December 24, 2014, Ironridge and Dominion Capital LLC entered into a purchase and assignment of the debenture, and the Company and Dominion amended the Debenture, with the total amount owed as of December 24, 2014 at $434,592, making the note a demand note with terms and conditions identical to Purchaser’s notes pursuant to the $4 Million Financing Agreement. Pursuant to the amendment the maturity date was extended to May 31, 2015. Additionally, on December 24, 2014 the Company and Purchaser entered into a $158,400 Senior Convertible, Redeemable Debenture of PositiveID Corporation, which was issued without proceeds as consideration for the Purchaser’s expenses in conjunction with the purchase and assignment with Ironridge, including legal and transaction fees. This amount was recorded as a loss on debt extinguishment. As of December 31, 2014, the Company no longer has any outstanding debt owed to Ironridge.

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

December 31, 2016 and 2015

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

During 2015, the Company had received all eight tranches under the Note I SPA ($500,000 principal in 2014 and $3,650,000 principal in 2015 which includes an additional $150,000 added to one of the agreed $500,000 monthly funding as requested by the Company), with maturity dates, depending on the date funded, between June 26, 2016 and December 29, 2016, pursuant to a convertible note. Under the agreement, the Company received $3,540,600, which was net of the $448,400 Purchaser’s expenses and legal fees and $166,000 which represents the 4% original issue discount. As of June 30, 2016, the Company has received, all six tranches under the Note II SPA ($2,281,250 in principal in 2015 and $208,333 in 2016) with maturity dates of February 15, 2017 and June 30, 2017, pursuant to a convertible note. Under the agreement, the Company received $2,143,000, which was net of Purchaser’s expenses, legal fees of $247,000 and a 4% original issue discount of $99,583. The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of Notes I and II, the Company recorded a debt discount of $387,000 in 2014, $5,116,600 in 2015 and $180,000 in 2016, totaling to $5,683,600 of debt discount recorded, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded were approximately $3,331,000 and $3,287,000 as of December 31, 2015 and 2016, respectively. During the year ended December 31, 2016, $4,064,000 of the outstanding principal and interest on Notes I and II was converted into 1,332,319,530 shares of common stock. As of December 31, 2016, the outstanding principal and interest on Notes I and II were $2,128,700. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,936,405 was recorded when Notes I and II were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes I and II at December 31, 2016 was $2,176,258.

On December 22, 2015, in order to finance the acquisition of ENG, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated December 22, 2015 (the “Note III SPA”) for an aggregate principal amount of $904,042 and subscription amount of $865,000, net of OID (the “Purchase Price”). The Company also reimbursed the Purchaser $30,000 for legal fees and expenses from the proceeds of the Note. Pursuant to the Note III SPA, the Company shall issue a 4% Original Issue Discount Senior Secured Convertible Promissory Note (the “Note III”) to Dominion. Note III was issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock, on a semi-monthly basis, subject to certain conditions contained in the Note III SPA. The amortization payments will begin to be due starting on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company received funding for Note III on December 24, 2015, net proceeds of $751,500 (net of the $152,542 of legal fees, expenses and OID). Note III accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity date of June 15, 2017. Note III is convertible any time after its issuance date and Dominion has the right to convert any or all of Note III into shares of the Company’s common stock at a conversion price equal to $1.10, subject to adjustment as described in Note III. Additionally, under certain conditions defined in Note III, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note III can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. In connection with the issuance of the Note III, the Company recorded a debt discount of $751,500 when Note III was entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $10,000 and $510,000 during the year ended December 31, 2015 and 2016, respectively. As of December 31, 2016, the outstanding principal and interest on Note III was $1,013,000. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $1,267,800 was recorded when Note III was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note III at December 31, 2016 was $605,719.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On January 28, 2016, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated January 28, 2016 (the “Note IV SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate principal amount of $2,187,500 and subscription amount of $2,100,000 (the “Purchase Price”), net of OID. Pursuant to the Note IV SPA, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Note IV”) to the Purchaser. The Purchase Price is scheduled to be paid in six equal monthly tranches of $350,000, subject to the discretion of the Purchaser. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, on a semi-monthly basis, subject to certain conditions and limitations contained in the Note IV SPA. The amortization payments will begin on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company also reimbursed the Purchaser $20,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $10,000 from the first tranche. During the year ended December 31, 2016, the Company has received a total of $604,763 net proceeds under Note IV (net of the $93,153 of legal fees, expenses and OID). Note IV accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity dates between July 15, 2017 and March 16, 2018. Note IV is convertible any time after its issuance date and Dominion has the right to convert any or all of Note IV into shares of the Company’s common stock at a conversion price equal to $1.10 subject to adjustment as described in Note IV. Additionally, under certain conditions defined in Note IV, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note IV can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. Subsequent to the funding of the first tranche the Purchaser and the Company agreed to delay further tranches, until such time as the Purchaser and Company mutually agree, both as to timing and amount. In connection with the issuances of Note IV, the Company recorded a debt discount of $604,800 when the notes were entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $263,000 for the during the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on Note IV was $752,725. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $941,800 was recorded when Note IV was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note IV at December 31, 2016 was $465,663.

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

Other Convertible Debt Financing

On June 18, 2014, the Company closed a financing agreement whereby the Company borrowed an aggregate principal amount of $247,500 with a 10% original note discount. The note has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of (i) a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion or (ii) $3.75. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The first tranche was funded on June 18, 2014 with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of June 17, 2016, pursuant to the convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest of the note was fully converted into 88,518 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The second tranche was funded on September 19, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of September 19, 2015, pursuant to a convertible note. In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the notes was fully converted into 139,619 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The third tranche was funded on December 22, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of December 22, 2015, pursuant to a convertible note. The Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of September 30, 2015. As of September 30, 2015, the outstanding principal and interest of the note was fully converted into 117,147 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $62,118 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The fourth tranche was funded on January 13, 2016, with a principal amount of $82,500 and net proceeds of $75,000, with a maturity date of January 13, 2018, pursuant to a convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $75,000, related to the embedded conversion option derivative liability which has been fully amortized during the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on the note was fully converted into 2,078,184 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $122,263 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On July 3, 2014, the Company borrowed $115,000 with a maturity date of July 3, 2015, pursuant to a convertible note. Under the agreement, the Company received $100,000, which was net of legal and due diligence fees. The Note has an interest rate of 8%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $2.10 per share or a 40% discount of the lowest closing bid prices in the 15 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $58,571 relating to derivative liability which was fully amortized as of March 31, 2015. As of March 31, 2015, the outstanding principal and interest on the note was fully converted into 164,974 shares of common stocks. In conjunction with the Note, the Company granted the lender a warrant for 1,000,000 common shares at a strike price of $4.00. The warrant has a life of three years and its relative fair value of $41,429 has been recorded as a debt discount and additional paid in capital as of March 31, 2015. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note.

On July 7, 2014, the Company borrowed $53,000 with a maturity date of March 25, 2015, pursuant to a financing agreement. Under the agreement, the Company received $50,000, which was net of legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 39% discount to the price of common shares in the 10 days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $33,885 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of June 30, 2015, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $73,629 and recorded a loss on extinguishment of approximately $18,550.

On July 9, 2014 and August 21, 2014, the Company borrowed from a lender, notes each amounting to $110,000, which matures twelve months from the date of the respective notes, pursuant the agreement. Each debt was issued at a 10% original issue discount resulting in net total proceeds of $180,000, net of legal fees. The notes bear an interest rate of 10%, and are convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price during the 15 days prior to the election to conversion. The notes could have been accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a total premium of $146,666 as the notes were considered stock settled debt under ASC 480. On December 30, 2014, the Lender and Dominion Capital LLC entered into a purchase and assignment of these notes. Subsequent to the purchase and assignment, the note was amended by the Company and the Purchaser, using the form of note identical to the notes used in the $4 Million Financing Agreement. The Company issued a new note for $222,222 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $49,444 as compensation for Purchaser’s costs related to the purchase and assignment. This $49,444 was expensed as a loss on debt extinguishment. In connection with the issuance of the notes, the Company recorded a debt discount of $271,666 related to the embedded conversion option derivative liability which was fully amortized as of June 30, 2015. As of September 30, 2015, the remaining outstanding principal and interest on the notes was fully converted into 128,685 shares of common stock. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $289,701 was recorded when these notes were entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note.

On July 17, 2014, the Company borrowed $115,000 with a maturity date of July 17, 2016, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $100,000, has an interest rate of 10%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $3.00 per share or a 40% discount of the lowest closing bid prices in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $100,000 related to the derivative liability which was fully was fully amortized as of June 30, 2015. On January 8, 2015, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $120,750. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $124,666 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon redemption of the note.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On August 19, 2014, the Company borrowed $66,000 with a maturity date of August 15, 2015, pursuant to a convertible note. The debt was issued at a 10% original issue discount resulting in proceeds of $54,500, net of legal fees. The Note has an interest rate of 8%, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $3.00 per share or a 60% of the average of the three lowest closing bid prices 15 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $54,500 related to the derivative liability which was fully amortized as of June 30, 2015. The outstanding principal and interest on the note was fully converted into 100,000 shares of common stock as of December 31, 2015. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $71,548 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On September 4, 2014, the Company borrowed $110,000 pursuant to a convertible note with an OID of $10,000 resulting in cash received of $100,000. The debt matures twenty four months from the date funded, has a one-time 10% interest charge if not paid within 90 days, and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of $2.10 per share or 60% of the average of the two lowest closing bid prices in the 25 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a debt discount of $100,000 which was fully amortized as of June 30, 2015. As of December 31, 2015, the outstanding principal and interest on the notes was fully converted into 183,907 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $119,246 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On September 22, 2014, Company closed a Securities Purchase Agreement providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $100,000. The two notes bear interest at the rate of 8% per annum; are due and payable on September 15, 2015; and may be converted at the option of the lender into shares of Company common stock at a conversion price equal to a 40% discount of the lowest closing bid price calculated at the time of conversion. The two notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the two Notes in the event of such defaults. The first note in the amount of $50,000 was funded on September 22, 2014, with the Company receiving $45,000 of net proceeds, which was net of legal and due diligence fees. In connection with the issuance of the first note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480 which had been fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the first note was converted into 101,918 shares of common stock. The second note in the amount of $50,000 was initially paid for by the issuance of an offsetting $50,000 secured note issued by the lender to the Company. The second note was funded on April 24, 2015, with the Company receiving $45,000 of net proceeds, which was net of legal and due diligence fees. In connection with the issuance of the second note, the Company computed a premium of $33,333 as the note is considered stock settled debt under ASC 480 which was fully amortized during the as of June 30, 2015. As of December 31, 2015, the outstanding principal and interest of the second note was fully converted into 104,211 shares of common stock.

On September 22, 2014, the Company borrowed $54,750 with a maturity date of June 19, 2015, pursuant to a financing agreement. Under the agreement, the Company received $50,000, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the 10 days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $36,500 as the note is considered stock settled debt under ASC 480. On March 10, 2015, the Lender and Dominion Capital LLC entered into a purchase and assignment of the note (see paragraph below), and the Company and Dominion amended the note, with the total amount owed as of March 10, 2015 at $56,778, with terms and conditions identical to Purchaser’s notes pursuant to the $4 Million Financing Agreement. Pursuant to the amendment the maturity date was extended to September 30, 2015. Additionally, on March 10, 2015, the Company and Purchaser entered into a $24,772 Senior Convertible, Redeemable Debenture of PositiveID Corporation, which was issued without proceeds as consideration for the Purchaser’s expenses in conjunction with the purchase and assignment with the Lender, including legal and transaction fees (see paragraph below). This amount was recorded as a loss on debt extinguishment. As of March 31, 2015, the Company no longer has any outstanding debt owed to the Lender. The total recorded premium was accreted and charged to interest expense upon the assignment of the convertible note.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On September 24, 2014, the Company borrowed $75,000 pursuant to the back-end note in conjunction with the March 13, 2014 financing agreement. The debt has an interest rate of 8% and the Company received proceeds of $67,750, net of fees, In the event that the original note is not repaid prior to six months from its issuance, the lender has the option of converting the additional note into shares of the Company’s common stock at a 40% discount to lowest closing bid price in the 20 trading days prior to conversion, subject to the notes payable to the Company having been paid in full. In connection with the issuance of the note, the Company computed a premium of $50,000 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense in the year ended December 31, 2014. As of June 30, 2015, the outstanding principal and interest on the note had been converted fully converted into 99,108 shares of common stock.

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

On October 8, 2014, the Company borrowed $100,000 with a maturity date of March 30, 2015, pursuant to a financing agreement. Under the agreement, the Company received $85,500, which was net of legal fees of $7,000 and original issue discount of $7,500. The note bears interest at 10% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the 10 days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the note, the Company computed a premium of $66,667 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the notes was fully converted into 151,804 shares of common stock.

On October 27, 2014, the Company borrowed $36,750 with a maturity date of October 21, 2015, pursuant to a financing agreement. Under the agreement, the Company received $33,250, which was net of legal and due diligence fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of the notes, the Company recorded a premium of $24,500 as the note is considered stock settled debt under ASC 480, all of which was accreted and charged to interest expense as of June 30, 2015. As of June 30, 2015, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $52,892. The Company recorded a loss on extinguishment of approximately $14,700.

On October 27, 2014, the Company borrowed $161,000 with a maturity date of October 27, 2015, pursuant to a financing agreement. Under the agreement, the Company received $150,000, which was net of an original issue discount of $11,000. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 40% discount to the price of common shares in the 10 days prior to conversion. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In conjunction with the Note, the Company granted the lender a warrant for 1,000,000 common shares at a strike price of $0.08. The warrant has a life of three years and its relative fair value of $33,404 has been recorded as a debt discount and additional paid in capital as of June 30, 2015. In connection with the issuance of the note, the Company computed a premium of $107,333 as the note is considered stock settled debt under ASC 480. On April 6, 2015, Dominion Capital LLC entered into a purchase and assignment of the note (see paragraph below), and the Company and Dominion amended the note, with the total amount of $166,681, with terms and conditions identical to Purchaser’s notes pursuant to the $4 Million Financing Agreement. Pursuant to the amendment the maturity date was extended to October 24, 2015. Additionally, on April 6, 2015 the Company and Purchaser entered into an $88,319 Senior Convertible, Redeemable Debenture of the Company, which was issued without proceeds as consideration for the Purchaser’s expenses in conjunction with the purchase and assignment with the Lender, including legal and transaction fees. This amount was recorded as a loss on debt extinguishment. As of June 30, 2015, the Company no longer has any outstanding debt owed to the Lender. The total recorded premium was accreted and charged to interest expense upon the assignment of the convertible note.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On March 10, 2015, the Company issued a new note for $56,778 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.7656) or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $24,772 as compensation for Purchaser’s costs related to the purchase and assignment. This $24,772 was expensed as a loss on debt extinguishment. In connection with the issuance of the note, the Company recorded a debt discount of $81,500 related to the embedded conversion option derivative liability which was fully amortized and the outstanding principal and interest on the notes was fully converted into 36,545 shares of common stock as of September 30, 2015. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $96,915 was recorded when these notes were entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On April 6, 2015, the Company issued a new note for $166,681 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $0.77) or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $88,319 as compensation for Purchaser’s costs related to the purchase and assignment. This $88,319 was expensed as a loss on debt extinguishment. In connection with the issuance of the notes, the Company recorded a debt discount of $255,000 related to the embedded conversion option derivative liability which has been fully amortized as of December 31, 2015. As of June 30, 2016, the outstanding principal and interest of the note was fully converted into 636,490 shares of common stock. As of June 30, 2016, the note has no outstanding balance. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $305,904 was recorded when these notes were entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On March 9, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”) with a maturity date of March 9, 2017. Pursuant to Note I, the Company received $125,000 of proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability which was fully amortized during the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on Note I was fully converted into 122,903,769 shares of common stock. During the year ended December 31, 2016, the Company received $125,000 pursuant to Note II, net of original issue discount of $5,200 and legal fees of $5,000. In connection with the issuance of Note II, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability which was fully amortized during the year ended December 31, 2016. As of December 31, 2016, $129,980 of the outstanding principal and interest on Note II was converted into 155,053,441 shares of common stock. As of December 31, 2016, Note II had an outstanding balance of $10,213. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $306,000 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes at December 31, 2016 was $6,634.

On March 16, 2016, the Company borrowed $53,000 with a maturity date of on December 18, 2016, pursuant to a financing agreement. Under the agreement, the Company received $50,000 of proceeds, net of $3,000 legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 35% discount to the price of common shares in the ten days prior to conversion. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2016. On August 19, 2016, the lender entered into a purchase and assignment agreement with a third lender to sell and assign the outstanding principal and interest of $54,731 (original note). Pursuant to the purchase and assignment agreement, the third lender and the Company amended the original note (as discussed in the paragraph below) and issued a replacement note with a principal amount of $61,331, which includes an additional amount of $6,600 from the original note’s outstanding balance. The additional amount was recorded as a loss on debt extinguishment. As of September 30, 2016, the Company no longer has any outstanding debt owed to the lender. The total recorded premium was on the original note was reclassified to equity upon extinguishment of the debt.

On August 19, 2016, The Company entered into an agreement with a lender to issue a replacement note (as discussed in the above paragraph). The note bears an interest rate of 5%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 40% discount of the average of the two lowest closing bid price of the common stock for the 20 trading days prior to conversion. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of replacement note, the Company recorded a debt discount of $54,731, related to the embedded conversion option derivative liability which was fully amortized during the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on Note was fully converted into 7,853,680 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $54,770 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On April 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”). Note I was funded on April 1, 2016, with a maturity date of April 1, 2017, pursuant to Note I, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on August 2, 2016, with a maturity date of April 1, 2017, pursuant to Note II, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of Notes, the Company recorded a debt discount of $250,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $172,000 for the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on Notes were $289,300. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $311,756 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes at December 31, 2016 was $180,491.

On April 12, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $58,000, with a maturity date of April 7, 2017, pursuant to note, the Company will receive $50,000 of net proceeds, net of original issue discount and legal fees. The note bears an interest rate of 5%; and is convertible at variable conversion price at a 37% discount to the common shares price on the date of the note or at a 47% discount of the lowest trading price equal to or is lower than $0.25, as described in the note. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of note, the Company recorded a debt discount of $50,000, related to the embedded conversion option derivative liability which was fully amortized during the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on note was fully converted into 19,540,392 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $73,505 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note.

On April 18, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $143,000 (the “Notes”), with the first note being in the amount of $71,500 (“Note I”) and the second note being in the amount of $71,500 (“Note II”). Note I was funded on April 18, 2016, with a maturity date of April 18, 2017, pursuant to Note I, the Company received $55,000 of net proceeds, net of original issue discount of $6,500 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $65,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on November 21, 2016, with a maturity date of April 18, 2017, pursuant to Note II, the Company received $49,375 of net proceeds, net of original issue discount of $6,500 and legal fees of $15,625. The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 38% discount of the average of the three lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a premium of $85,800 as the notes are considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. During the year ended December 31, 2016, the outstanding principal and interest of the Notes were fully converted into 136,096,419 shares of common stock.

On April 18, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $126,000 (the “Notes”), with the first note being in the amount of $63,000 (“Note I”) and the second note being in the amount of $63,000 (“Note II”). Note I was funded on April 20, 2016, with a maturity date of April 19, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $60,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on November 29, 2016, with a maturity date of April 19, 2017, pursuant to Note II, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the notes, the Company recorded a premium of $37,846 as the notes are considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. During the year ended December 31, 2016, the outstanding principal and interest on the notes was fully converted into 140,878,295 shares of common stock.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On April 28, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $437,500 (the “Notes”), with the first note being in the amount of $218,750 (“Note I”) and the second note being in the amount of $218,750 (“Note II”). Note I was funded on April 28, 2016, with a maturity date of April 27, 2017, pursuant to Note I, the Company received $190,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $20,000. Note II was initially paid for by the issuance of an offsetting $210,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on September 7, 2016, with a maturity date of April 27, 2017, pursuant to Note II, the Company received $200,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $10,000.The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of Notes, the Company recorded a debt discount of $390,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $247,000 for year ended December 31, 2016. During the year ended December 31, 2016, $21,453 of the outstanding principal and interest of the note was converted into 38,138,933 shares of common stock. As of December 31, 2016, the outstanding principal and interest on Notes were $442,080. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $499,800 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes at December 31, 2016 was $322,295.

On May 4, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $126,000 (the “Notes”), with the first note being in the amount of $63,000 (“Note I”) and the second note being in the amount of $63,000 (“Note II”). Note I was funded on May 4, 2016, with a maturity date of May 4, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $60,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on November 22, 2016, with a maturity date of May 4, 2017, pursuant to Note II, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the notes, the Company recorded a premium of $75,600 as the notes are considered stock settled debt under ASC 480 which was fully accreted as of December 31, 2016. During the year ended December 31, 2016, the outstanding principal and interest on the notes were fully converted into 176,568,018 shares of common stock.

On May 17, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes with the principal amount of $55,000 (the “Note”). The Note was funded on May 19, 2016, with a maturity date of May 17, 2017, pursuant to Note, the Company received $49,500 of net proceeds, net of $5,500 legal fees. The Note bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $29,615 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. During the year ended December 31, 2016, the outstanding principal and interest on the notes were fully converted into 80,913,285 shares of common stock.

On June 3, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $624,000 (the “Notes”), with the first note being in the amount of $312,000 (“Note I”) and the second note being in the amount of $312,000 (“Note II”). Note I was funded on June 3, 2016, with a maturity date of June 2, 2017, pursuant to Note I, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. Note II was initially paid for by the issuance of an offsetting $300,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded in two tranches during the year ended December 31, 2016, with a maturity date of June 2, 2017, pursuant to Note II, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 35% discount to the common stock price on the date of the note (which was $1.10) or a 35% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Notes, the Company recorded a debt discount of $570,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $288,000 for the year ended December 31, 2016. During the year ended December 31, 2016, $129,298 of the outstanding principal and interest of the notes was converted into 359,025,363 shares of common stock. As of December 31, 2016, the outstanding principal and interest on Notes were $519,860. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $755,690 was recorded when Notes was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes at December 31, 2016 was $354,542.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On June 22, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $143,000 (the “Notes”), with the first note being in the amount of $71,500 (“Note I”) and the second note being in the amount of $71,500 (“Note II”). Note I was funded on June 22, 2016, with a maturity date of June 17, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $6,500 and legal fees of $8,000. Note II was initially paid for by the issuance of an offsetting $65,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and is convertible into shares of Company common stock at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.10) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $57,000, related to the embedded conversion option derivative liability which was fully amortized during the year ended December 31, 2016. As of December 31, 2016, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $74,968. The Company recorded a loss on extinguishment of approximately $25,000. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $72,607 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion or redemption of the note.

On July 5, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $416,000 (the “Notes”), with the first note being in the amount of $208,000 (“Note I”) and the second note being in the amount of $208,000 (“Note II”) with a maturity date of July 30, 2017. Pursuant to Note I, the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $200,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded subsequent to year ended December 31, 2016 and the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.10) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $87,200 for the year ended December 31, 2016. As the note conversion includes a “lesser of” pricing provision, a derivative liability was also recorded in the amount of $210,520. The derivative liability at December 31, 2016 for Note I was $131,728. As of December 31, 2016, the outstanding principal and interest on the note was $220,241.

On July 6, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $132,300 (the “Notes”), with the first note being in the amount of $66,150 (“Note I”) and the second note being in the amount of $66,150 (“Note II”) with a maturity date of July 7, 2017. Pursuant to Note I, the Company received $60,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $63,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $35,619 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. As of December 31, 2016, the outstanding principal and interest on the note was $69,460.

On August 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note with a principal amount of $52,500 (the “Note”) and maturity date of April 29, 2017, pursuant to Note, the Company received $50,000 of net proceeds, net of original issue discount of $2,500. The Note bears an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the three lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $31,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. As of December 31, 2016, the outstanding principal and interest on the note was $55,130.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On August 11, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $330,000, which shall be funded in six tranches, each amounting to $50,000. The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company. Then note is convertible into shares of Company’s common stock at a 37.5% discount to the lowest volume-weighted average price for the Company’s common stock during the 15 trading days immediately preceding a conversion date. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. As of the year ended December 31, 2016, the Company had received three of the six tranches amounting to $150,000 of net proceeds, net of the original issue discount of $15,000. The funded tranches have maturity dates between August 17, 2017 and September 13, 2017. In connection with the issuance of the note, the Company recorded a premium of $99,000 as the note is considered stock settled debt under ASC 480, which was fully accreted during as of September 30, 2016. As of December 31, the outstanding principal and interest on the note was $171,420.

On August 17, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $105,264 (the “Notes”), with the first note being in the amount of $52,632 (“Note I”) and the second note being in the amount of $62,632 (“Note II”). Note I was funded on August 17, 2016, with a maturity date of August 17, 2017, pursuant to Note I, the Company received $45,000 of net proceeds, net of original issue discount of $2,632 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $50,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded subsequent to year ended December 31, 2016, with a maturity date of August 17, 2017, pursuant to Note II, the Company received $45,000 of net proceeds, net of original issue discount of $2,632 and legal fees of $5,000. The Notes bear an interest rate of 10%; and is convertible into shares of Company common stock at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.10) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $41,900 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $16,000 for the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on Note I was $54,590. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $41,900 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at December 31, 2016 was $40,937.

On November 30, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of three Convertible Redeemable Notes in the aggregate principal amount of $183,750 (the “Notes”), with the first note being in the amount of $52,500 (“Note I”), the second note being in the amount of $52,500 (“Note II”), and the third note being in the amount of $78,750 (“Note III”). Note I was funded on November 30, 2016, with a maturity date of December 30, 2017, pursuant to Note I, the Company received $45,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the lender (“Secured Note”), and Note III was initially be paid for by the issuance of an offsetting $75,000 secured note issued to the Company by the lender. Funding of Note II and Note III is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Notes in cash and in full prior to executing any conversions under Note II and Note III. The Notes bear an interest rate of 10%, and are due and payable on November 30, 2017. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II and Note III, which require full payment of the Secured Notes by the Investor before conversions may be made. The Notes (subject to funding in the case of Note II and Note III) is convertible into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price of the common stock 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $31,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. As of December 31, the outstanding principal and interest on the note was $53,375.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full. The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012. In conjunction with the TCA Purchase Agreement and the Boeing License Agreement, Holland & Knight agreed to terminate its security interest. As of December 31, 2016, the Company had repaid $547,743 of the H&K Note and the outstanding balance was $301,769 which is included in notes payable on the consolidated balance sheet.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

On November 1, 2015, the Company issued a convertible note (the “Note”) to a consultant, in the principal amount of $62,500 with maturity date of November 1, 2017 and bears an interest of 10% per annum, pursuant to a consulting agreement. In connection with the issuance of Note, the Company recorded a debt discount of $62,500, related to the embedded conversion option derivative liability. During 2016, the outstanding principal and interest on Note was converted into 309,541 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $76,987 was recorded when the Note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note. As of December 31, 2016, the note has no outstanding balance and the derivative liability recorded was reclassified to equity upon conversion.

On March 16, 2016, the Company entered into a factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $3,150 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount repaid of $144,900. As of September 30, 2016, the Company has repaid the outstanding principal and interest balance of this note. On June 7, 2016, the Company entered into a second factoring agreement with a lender for $51,000 to fund working capital. The Company also paid $1,020 of origination fees. The agreement requires daily repayments of $419 for an eight-month term, with the total amount to be repaid $70,380. As of December 31, 2016, the Company has repaid the outstanding principal and interest balance of this note. On September 9, 2016, the Company entered into a third factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $2,100 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount to be repaid $144,900. On November 17, 2016, the Company entered into a fourth factoring agreement with a lender for $100,000 to fund working capital. The Company also paid $2,000 of origination fees. The agreement requires daily repayments of $821 for an eight-month term, with the total amount to be repaid $138,000. As of December 31, 2016, the Company has repaid a total amount of $177,182 of the total outstanding balance of the debt and $153,626, remained outstanding. Subsequent to the year ended December 31, 2016, the Company entered into a fifth factoring agreement with a lender for $105,000 to fund working capital and received $102,900 net of origination fees.

On May 2, 2016, the Company, through its wholly owned subsidiary, ENG entered into a revolving line of credit (the “Line”) with California Bank of Commerce (“CBC”). The terms of the Line allow ENG to borrow against its accounts receivable and inventory to manage its project based working capital requirements. The $350,000 Line has a maturity date of May 5, 2017 and borrowings under the Line bear interest at the Wall Street Journal Prime Rate plus 1.5% (currently 5.0%). The Company has provided a guaranty of the Line to CBC. The Line also contains certain representations, warranties, covenants and events of default, including the requirement to maintain specified financial ratios. ENG currently meets all such ratios. Breaches of any of these terms could limit ENG’s ability to borrow under the Line and result in increases in the interest rate under the Line. As of December 31, 2016, $150,000 had been drawn under the Line and $200,000 was available.

During the year ended December 31, 2016, the Company issued four separate convertible notes (the “Notes”) to a consultant, three of the notes had the principal amount of $20,000 each and the fourth had a principal amount of $22,500, for an aggregate principal amount of $82,500 with maturity dates between April 27, 2017 and August 27, 2017, pursuant to a consulting agreement. The Notes bear interest at 8% per annum and are convertible at a 37.5% discount to lowest closing bid price in the 15 trading days prior to conversion. In connection with the issuance of the Notes, the Company recorded a total premium of $49,500 as the notes are considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. During the year ended December 31, 2016, $30,000 of the outstanding principal and interest on Notes were converted into 69,402,868 shares of common stock. As of December 31, 2016, the outstanding principal and interest of the Notes was $54,700.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On December 2015 and August 2016, the Company issued two separate convertible notes (the “Notes”) in relation to the acquisitions of Thermomedics and ENG (see Note 4). As of December 31, 2016, the total outstanding principal and interest on these Notes was $233,750.

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception dates and as of December 31, 2015, using the Black-Scholes option pricing model and as of December 31, 2016 using the Monte Carlo option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

		December 31,
	Note Incteption Date	2016	2015
Volatility	195 - 374%	360%	217%
Expected Term	0.4 - 1.50 years	0.01 - 1.34 years	0.03 - 1.46 years
Risk Free Interest Rate	0.21 - 2.0%	0.45%	0.65%

The following reflects the initial fair value on the note inception dates and changes in fair value through:

	December 31,
	2016	2015
Balance, January 1	$7,785,824	$2,151,502
Note inception date fair value allocated to debt discount	2,775,894	6,329,600
Note inception date fair value allocated to other expense	984,889	3,647,873
Reclassification of derivative liability to equity upon debt conversion	(4,676,258)	(3,122,354)
Change in fair value	(2,586,085)	(1,220,797)
Embedded conversion option liability fair value	$4,284,264	$7,785,824

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives. The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the BSM option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2015:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$7,785,824	$-	$-	$7,785,824

Balance at December 31, 2016:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$4,284,264	$-	$-	$4,284,264

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

9. Stockholders’ Deficit

Authorized Common Stock and Reverse Stock Split

As of December 31, 2016, the Company was authorized to issue 3.895 billion shares of common stock (see below for additional increase). On February 25, 2016, the Company filed the Seventh Amendment to the Second Amended and Restated Certificate of Incorporation, as amended, with the State of Delaware to increase the number of authorized common shares to 3.895 billion shares, from 1.97 billion shares. On June 27, 2016, the Company’s Board of Directors approved a reverse stock split in the ratio of 1-for-50 and the Company filed the Eighth Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect the reverse stock split, effective July 5, 2016. The reverse split only affected outstanding common stock and the number of authorized shares was not adjusted. All share and per share data in our historical consolidated financial statements have been adjusted to reflect the 1-for-50 reverse stock split.

On November 30, 2016, the Company filed its Third Amended and Restated Certificate of Incorporation with the State of Delaware, to permit stockholders to act by written consent, and to permit stockholders of different classes of the Company’s capital stock to vote as a single class with regard to certain changes to the Company’s certificate of incorporation. The Third Amended and Restated Certificate of Incorporation filed also changed in the par value of the Company’s common stock from $0.01 to $0.001.

On January 30, 2017, the Company filed the First Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the State of Delaware, to increase the Company’s authorized capital stock from 3.9 billion shares to 20 billion shares (19.995 billion in common stock) and to change the par value of the Company’s common stock from $0.001 to $0.0001. All dollar values in the accompanying historical consolidated financial statements have been adjusted to reflect the change in the par value of the common stock.

Conversion of Convertible Notes

During the year ended December 31, 2016 and 2015, approximately 2.7 billion and 5.2 million shares were issued, respectively, in connection with conversion of approximately $5.3 and $3.4 million of convertible promissory notes, respectively. (see Note 8).

Restricted Shares for Services

During the year ended December 31, 2015, the Company issued an aggregate of 2,000 shares of restricted stock, outside of the approved employee stock incentive plans, to employees valued at $1.50 per share, or an aggregate $3,000 based on quoted common stock prices on the grant date which was fully expensed as of December 31, 2015.

During the year ended December 31, 2016, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 728,700 shares of restricted stock to consultants and advisors valued between $0.31 and $1.00 per share and recorded related stock-based compensation of approximately $219,000 for the vested amounts. During the year ended December 31, 2015, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 244,000 shares of restricted stock to consultants and advisors valued between $0.92 and $1.97 per share and recorded related stock-based compensation of approximately $278,000 for the vested amounts.

As of March 31, 2016, 1,316 vested shares of the Company’s common stock was returned by a former affiliate.

A summary of restricted stock outstanding under the stockholder approved plans outstanding as of December 31, 2016 and 2015 and changes during the years then ended is presented below (in thousands):

	2016	2015
Unvested at beginning of year	—	200
Issued	—	—
Vested	—	(200)
Forfeited	—	—
Unvested at end of year	—	—

Stock Option Plans

On August 26, 2011, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the 2011 Plan, up to 1 million shares of common stock may be granted pursuant to awards. As of December 31, 2016, approximately 6,000 options and shares have been granted under the 2011 Plan, and approximately 0.9 million remaining shares may be granted under the 2011 Plan. Awards to employees under the Company’s stock option plans generally vest over a two-year period, with pro-rata vesting upon the anniversary of the grant. Awards of options have a maximum term of ten years and the Company generally issues new shares upon exercise.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On December 4, 2015, the Company’s Board of Directors approved and adopted the Thermomedics, Inc. 2015 Flexible Stock Plan (“Thermomedics 2015 Plan”). The Thermomedics 2015 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the Thermomedics 2015 Plan, up to 5 million shares of common stock may be granted pursuant to awards. As of December 31, 2016, 342,500 options were issued under the Thermomedics 2015 plan to employees and consultant. These options had a grant date fair value of $109,600 and will be expensed over the 1 year vesting period of the options.

During the year ended December 31, 2016, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 2,016,000 options to directors and employees, an aggregate of 1,112,000 options to consultants and recorded related stock-based compensation of approximately $520,000 for the year ended December 31, 2016. During the year ended December 31, 2015, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 361,800 options to directors and employees, an aggregate of 73,000 options to consultants and recorded related stock-based compensation of approximately $113,000 for the year ended December 31, 2015.

A summary of option activity under the Company’s option plans and outside of the Company’s option plan for the years ended December 31, 2016 and 2015 is as follows (in thousands, except per share amounts):

	2016		2015
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	492	$8.29	57	$63.00
Granted	3,128	$0.28	435	$1.00
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Outstanding at year end	3,620	$1.23	492	$8.50
Exercisable at year end	1,593	$2.26	84	$43.50
Shares available for grant within Company’s option plans at year end	1,523		1,280

			Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices			Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.0003	to	$450.00	3,619	5.05	$0.63	1,592	$0.89
$462.50	to	$2,487.50	0.7	10.07	$506.74	0.7	$506.74
$3,656.50	to	$7,187.50	0.3	10.01	$7,135.43	0.3	$7,135.43
			3,620	5.05	$1.23	1,593	$2.26
Vested options			1,593	5.09	$2.26

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

December 31, 2016 and 2015

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

	2016	2015
Expected dividend yield	—	—
Expected stock price volatility	164 - 210%	184 - 204%
Risk-free interest rate	1.03 – 1.93%	1.39 – 1.74%
Expected term (in years)	5.0	5.0

Warrants

From time to time the Company issues warrants both for compensatory purposes to consultants and advisors, and to financial institutions in conjunction with financing activities.

A summary of warrants activity under the Company’s for the years ended December 31, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Financing		Compensatory		Total
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2015	40	$4.00	50	$7.00	90	$6.00
Granted	—	—	180	1.00	180	2.01
Exercised	—	—	—	—	—	—
Expired/Forfeited	—	—	—	—	—	—
Outstanding at December 31, 2015	40	$4.00	230	$2.50	270	$2.74
Granted	23	0.75	2,480	0.04	2,503	0.04
Exercised	—	—	—	—	—	—
Expired/Forfeited	—	—	(80)	1.40	(80)	1.40
Outstanding at December 31, 2016	63	$3.20	2,630	$0.21	2,693	$0.27
Exercisable at December 31, 2016	63	$3.20	2,597	$0.20	2,660	$0.07

As of December 31, 2016, 2.69 million warrants to purchase the Company’s common stock have been granted outside of the Company’s plans and remain outstanding as of December 31, 2016. These warrants were granted at exercise prices ranging from $0.003 to $37.50 per share, are fully vested and are exercisable for a period of five.

On July 1, 2014 and recorded January 1, 2015, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 20,000 shares of common stock at an initial exercise price of $4.00 per share and are exercisable for a period of four years from the vest date. The warrants expire in 2017.

On October 24, 2014 and recorded January 1, 2015, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 20,000 shares of common stock at an initial exercise price of $4.00 per share and are exercisable for a period of four years from the vest date. The warrants expire in 2017.

On October 1, 2015, pursuant to a consulting agreement with two advisors, the Company issued to each advisor, warrants to purchase 40,000 shares of common stock, of which 32,000 are immediately exercisable and 8,000 are exercisable upon completion of services. The warrants have an initial exercise price of $1.40 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2020. On January 7, 2016, these options were forfeited and re issued with a new initial exercise price of $1.00 per share and new expiration date of 2021, per the agreement.

On October 28, 2015, pursuant to a consulting agreement with an advisor, the Company issued immediately exercisable warrants to purchase 20,000 shares of common stock at an initial exercise price of $1.50 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2020.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On December 18, 2015, pursuant to a consulting agreement with an advisor, the Company issued warrants to purchase 80,000 shares of common stock, of which 40,000 are immediately exercisable and 40,000 are exercisable upon completion of services. The warrants have an initial exercise price of $1.00 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2020.

On January 28, 2016, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 23,000 shares of common stock at an initial exercise price of $0.75 per share and are exercisable for a period of four years from the vest date. The warrants expire in 2021.

On November 1, 2016, pursuant to a consulting agreement with two advisors, the Company issued to each advisor, warrants to purchase 600,000 shares of common stock, which are immediately exercisable. The warrants have an initial exercise price of $0.003 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2021.

On November 1, 2016, pursuant to a consulting agreement with an advisor, the Company issued warrants to purchase 1,200,000 shares of common stock, which are immediately exercisable. The warrants have an initial exercise price of $0.003 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2021.

Series I and Series II Preferred Stock

On September 30, 2013, the Board of Directors authorized and in November 2013, the Company filed with the State of Delaware, a Certificate of Designations of Preferences, Rights and Limitations of Series I Preferred Stock. The Series I Preferred Stock ranks junior to the Company’s Series F Preferred Stock and to all liabilities of the Company and is senior to the Common Stock and any other preferred stock. The Series I Preferred Stock has a stated value per share of $1,000, a dividend rate of 6% per annum, voting rights on an as-converted basis and a conversion price equal to the closing bid price of the Company’s Common Stock on the date of issuance. The Series I Preferred Stock is required to be redeemed (at stated value, plus any accrued dividends) by the Company after three years or any time after one year, the Company may at its option, redeem the shares subject to a ten-day notice (to allow holder conversion). The Series I Preferred Stock is convertible into the Company’s Common Stock, at stated value plus accrued dividends, at the closing bid price on September 30, 2013, any time at the option of the holder and by the Company in the event that the Company’s closing stock price exceeds 400% of the conversion price for twenty consecutive trading days. The Company has classified the Series I Preferred Stock as a liability in the consolidated balance sheet due to the mandatory redemption feature. The Series I Preferred Stock has voting rights equal to the number of shares of Common Stock that Series I Preferred Stock is convertible into, times twenty-five. This provision gave the holders of Series I Preferred Stock voting control in situations requiring shareholder vote.

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

On July 25, 2016, the Board authorized a Certificate of Designations of Preferences, Rights and Limitations of Series II Convertible Preferred Stock. The Certificate was filed with the State of Delaware Secretary of State on July 25, 2016. The Series II Preferred ranks: (a) senior with respect to dividends and right of liquidation with the common stock; (b) pari passu with respect to dividends and right of liquidation with the Company’s Series I Preferred and Series J Convertible Preferred Stock; and (c) junior to all existing and future indebtedness of the Company. The Series II Preferred has a stated value per share of $1,000, subject to adjustment as provided in the Certificate (the “Stated Value”), and a dividend rate of 6% per annum of the Stated Value. As with the Series I Preferred, the Series II Preferred has 25 votes per common share equivalent. The Series II Preferred is subject to redemption (at Stated Value, plus any accrued, but unpaid dividends (the “Liquidation Value”)) by the Company no later than three years after a Deemed Liquidation Event and at the Company’s option after one year from the issuance date of the Series II Preferred, subject to a ten-day notice (to allow holder conversion). The Series II Preferred is convertible at the option of a holder or if the closing price of the common stock exceeds 400% of the Conversion Price for a period of twenty consecutive trading days, at the option of the Company. Conversion Price means a price per share of the common stock equal to 100% of the lowest daily volume weighted average price of the common stock during the subsequent 12 months following the date the Series II Preferred was issued.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On August 11, 2016, the Board of PositiveID agreed to exchange 2,025 shares of its Series I Preferred, which have a stated value of $2,025,000 and redemption value of $2,261,800 for 2,262 shares of Series II Preferred, which have a stated value of $2,262,000. Pursuant to the Exchange each existing holder of Series I Preferred exchanged their Series I Preferred shares for Series II Preferred shares having equivalent per share stated value, maintaining the same voting rights as they had as holders of the Series I Preferred. The Series II have an aggregate stated value equivalent to the redemption value of the Series I at the exchange date. Both the Series I Preferred and the Series II Preferred have a stated value per share of $1,000, and a dividend rate of 6% per annum. All shares of Series I Preferred previously issued have become null and void and any and all rights arising thereunder have been extinguished. The Series II Preferred is only forfeitable after the exchange date up to January 1, 2019 upon termination for cause and is, subject to acceleration in the event of conversion, redemption and certain events.

Accounting guidance under ASC 718 dictates that the incremental difference in fair value of Series II and Series I should be recorded as stock-based compensation expense. As a result of the independent valuation performed, we have recorded the Series II at the fair value of $2,306,345 at the date of issuance. The Series I had a fair value of $281,345, resulting in a charge of $2,025,000 recorded as stock based compensation. Additionally, the Series I liability was reclassified to additional paid-in-capital.

Series J Preferred Stock

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

On August 25, 2016, PositiveID completed the acquisition and entered into an agreement with the Sanomedics and Thermomedics (the “August Agreement”), which amends certain terms of the Purchase Agreement and terminates the Control Agreement. As a result, the 125 shares of Preferred Series J stock originally issued shall be released from escrow as follows: 71 shares to Sanomedics and 54 shares returned to the Company’s treasury (see Note 4). As of August 25, 2016, and December 31, 2016, the Series J preferred stock consideration has a fair value of $71,000.

Stock-Based Compensation Expense

Stock-based compensation expense for awards granted to employees is recognized on a straight-line basis over the requisite service period based on the grant-date fair value. Forfeitures are estimated at the time of grant and require the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded compensation expense related to stock options, restricted stock and preferred shares of approximately $3.2 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. The intrinsic value for all options outstanding was approximately nil as of December 31, 2016 and 2015.

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

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets (liabilities):
Accrued expenses and reserves	$575	$411
Stock-based compensation	2,473	1,529
Intangibles	(93)	(88)
Property and equipment	(23)	1
Net operating loss carryforwards	34,064	33,577
Gross deferred tax assets	36,996	35,430
Valuation allowance	(36,996)	(35,430)
Net deferred taxes	$—	$—

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The valuation allowance for U.S. deferred tax assets increased by $1.6 million in 2016 due mainly to the generation of U.S. net operating losses. As a result of the Company’s history of incurring operating losses a full valuation allowance against the net deferred tax asset has been recorded at December 31, 2016 and 2015.

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate are analyzed below:

	2016		2015

Statutory tax benefit	%	(34)%	(34)
State income taxes, net of federal effects		(11)	(4)
Permanent items		—	—
Change in Tax rate		33	1
Change in deferred tax asset valuation allowance		12	37

Provision for income taxes	%	—%	—

As of December 31, 2016, the Company had U.S. federal net operating loss carry forwards of approximately $87 million for income tax purposes that expire in various amounts through 2036. The Company also has approximately $68 million of state net operating loss carryforwards that expire in various amounts through 2036.

Based upon the change of ownership rules under IRC Section 382, the Company had a change of ownership in December 2007 exceeding the 50% limitation threshold imposed by IRC Section 382. The Company experienced subsequent changes in ownership during 2008 through 2016 as a result of the Company issuing common shares which could potentially result in additional changes of ownership under IRC Section 382. As a result, the Company’s future utilization of its net operating loss carryforwards will be significantly limited as to the amount of use in any particular year, and consequently may be subject to expiration.

The Company files consolidated tax returns in the United States federal jurisdiction and in the various states in which it does business. In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before December 31, 2013.

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

On February 28, 2014, the Company received final notice from the CRA. The Company determined that it will not further appeal the decision in the final notice and reached a settlement with the CRA, resulting in a partial refund of Stanley’s upfront payment. As of December 31, 2016, the Company had made payments to Stanley of $665,777, Stanley had received a refund of $129,520. Based on management’s estimate, including reconciling to Stanley’s accounts, the Company has a recorded tax contingency liability of approximately $142,000, as reflected on the accompanying consolidated balance sheet as “Tax Contingency”.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

11. Commitments and Contingencies

Lease Commitments

The Company leases certain office space under non-cancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in October 18, 2018, laboratory and office space in Pleasanton, California a lease scheduled to expire in September 30, 2018 and office and manufacturing space in Concord, California which is currently on a month-to-month commitment for approximately $7,600 per month. Rent expense under operating leases totaled approximately $244,000 and $136,000 for the years ended December 31, 2016 and 2015, respectively. Future minimum lease payments under operating leases at December 31, 2016 are as follows (in thousands):

2017	$133
2018	105
$238

Exergen Litigation

On October 10, 2012, Thermomedics and its former parent company, Sanomedics (together “Sano”), received a cease and desist demand letter from Exergen Corporation (“Exergen”), claiming that Sano infringed on certain Exergen patents relating to Sano’s non-contact thermometers. On May 21, 2013, Exergen filed a complaint in the U.S. District Court of the District of Massachusetts against Sano. On September 3, 2013, Sano filed its answer to Exergen’s complaint and asserted counterclaims and affirmative defenses for non-infringement and invalidity of certain patents. On March 26, 2015, Exergen and Sano filed a partial dismissal that removes Sano’s previous product, the Talking Non-Contact Thermometer, from the lawsuit. On September 15, 2015, the United States District Court – District of Massachusetts, entered an order granting Sano’s motion for summary judgment, ruling that the patent claims made by Exergen against Sano were invalid. On June 22, 2016, the U.S. Court of Appeals affirmed the United States District Court – District of Massachusetts’ summary judgment decision in favor of Sano that the patent claims asserted against Sano by Exergen are invalid. The period for Exergen to object has expired.

LG Capital Funding Litigation

On March 7, 2017, LG Capital Funding, LLC (“LG”), filed a complaint in the U.S. District Court of the Eastern District of New York, related to a 10% Convertible Redeemable Note issued by us to LG on July 7, 2016 in the amount of $66,150 (the “LG Note”). The LG Note provides that LG is entitled to convert all or any amount of the outstanding balance and accrued interest of the LG Note into shares of our Common Stock. The complaint alleges breach of contract and anticipatory breach of contract, asserting, among other things, that we failed to deliver shares of stock to LG pursuant to a notice of conversion, and failed to reserve a sufficient number of shares of stock issuable under the terms of the LG Note. The Company will answer and defend against this complaint.

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

12. Employment Contracts and Stock Compensation

On December 6, 2011, the Compensation Committee approved a First Amendment to Employment and Non-Compete Agreement (“First Amendment”), between us and William J. Caragol, our CEO, in connection with Mr. Caragol’s assumption of the position of chairman of the Board effective December 6, 2011. The First Amendment amends the Employment and Non-Compete Agreement dated November 11, 2010, between us and Mr. Caragol and provides for, among other things, the elimination of any future guaranteed raises and bonuses, other than a 2011 bonus of $375,000 to be paid beginning January 1, 2012 in twelve (12) equal monthly payments. This bonus was not paid during 2012 and on January 8, 2013, $300,000 of such bonus was converted into 14,778 shares of our restricted common stock, which vest on January 1, 2016. The remaining $75,000 was paid in 2013. In addition, the First Amendment amends the change of control provision by increasing the multiplier from 3 to 5 and capping any change in control compensation to 10% of the transaction value. The First Amendment also obligated us to grant to Mr. Caragol an aggregate of 10,000 shares of restricted stock over a 4 year period as follows: (i) 2,000 shares upon execution of the First Amendment, which shall vest on January 1, 2014, (ii) 2,000 shares on January 1, 2012, which shall vest on January 1, 2015, (iii) 2,000 shares on January 1, 2013, which shall vest on January 1, 2018, (iv) 2,000 shares on January 1, 2014, which shall vest on January 1, 2018, and (v) 2,000 shares on January 1, 2015, which shall vest on January 1, 2018. We and Mr. Caragol agreed to delay the issuance of the first and second restricted share grants, for a total of 4,000 shares, until we had available shares under one of our stock incentive plans. The restricted shares were granted on October 4, 2012. These restricted shares have been fully expensed as of December 31, 2016. On January 14, 2014, Mr. Caragol’s agreement was further amended, lowering his salary to $200,000 per annum through the remaining term of the agreement in exchange for the issuance of 143 shares of Series I Preferred Stock.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The term of Mr. Caragol’s employment agreement ended on December 31, 2015. On April 8, 2016, the Company entered into employment contracts with both Mr. Caragol and Mr. Probst, effective January 1, 2016. The terms of Mr. Caragol’s employment contract include a three-year term and a salary of $275,000. Mr Caragol’s salary will automatically adjust to $350,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Caragol is eligible for annual bonuses and was granted 500,000 stock options, which vest; (i) 170,000 on January 1, 2017; (ii) 165,000 on January 1, 2018; (iii) 165,000 on January 1, 2019. These options will expire on January 1, 2021. Mr. Caragol is also entitled to the use of a Company car and related expenses and an unaccountable expense allowance of $25,000. The terms of Mr. Probst’s employment contract include a three-year term and a salary of $200,000. Mr Probst’s salary will automatically adjust to $250,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Probst is eligible for annual bonuses and was granted 300,000 stock options, which vest; (i) 102,000 on January 1, 2017; (ii) 99,000 on January 1, 2018; (iii) 99,000 on January 1, 2019. These options will expire on January 1, 2021.

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

13. Segments

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

Medical Devices

Through its wholly owned Thermomedics subsidiary, the Company markets and sells the Caregiver® product. Caregiver® is an FDA-cleared for clinical use, infrared thermometer that measures forehead temperature in adults, children and infants, without contact. Caregiver® is the world’s first clinically validated, non-contact thermometer for the healthcare providers market, which includes hospitals, physicians’ offices, medical clinics, nursing homes and other long-term care institutions, and acute care hospitals. Our Caregiver® thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact. It therefore saves medical facilities the cost of probe covers (up to $0.10 per temperature reading), storage space and disposal costs.

Mobile Labs

Our wholly owned subsidiary, ENG, is a leader in the specialty technology vehicle market, with a focus on mobile laboratories, command and communications applications, and mobile cellular systems. ENG builds mobile laboratories specifically designed for chemical and biological detection, monitoring and analysis. ENG also provides specialty vehicle manufacturing for TV news vans and trucks, emergency response trailers, mobile command centers, infrared inspection, and other special purpose vehicles.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

During 2015, the Company operated in a single segment. The following is the selected segment data as of and for the year ended December 31, 2016:

	Year ended December 31,
	2016					2015
	Mobile Labs	Medical Devices	Molecular Diagnostics	Corporate	Total	Total
Revenue	$5,027	$417	$115	$—	$5,559	$2,940
Operating income (loss)	$(257)	$(462)	$(828)	$(5,600)	$(7,147)	$(4,426)
Depreciation and amortization	$(79)	$(109)	$(111)	$(1)	$(300)	$(258)
Interest and other income (expense)	$(3)	$(60)	$22	$(5,873)	$(5,914)	$(6,978)
Net loss	$(260)	$(522)	$(806)	$(11,473)	$(13,061)	$(11,404)
Goodwill	$199	$91	$510	$—	$800	$817
Segmented assets	$1,349	$514	$606	$93	$2,562	$4,695
Expenditures for property and equipment	$(7)	$(1)	$—	$—	$(8)	$(3)

14. Agreements with The Boeing Company

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

15. Subsequent events

On January 18, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $200,000 (the “Notes”), with the first note being in the amount of $100,000 (“Note I”), and the second note being in the amount of $100,000 (“Note II”). Note I has been funded, with the Company receiving $70,000 of net proceeds (net of legal fees and OID). Note II will initially be paid for by the issuance of an offsetting $88,000 secured note issued to the Company by the lender (the “Secured Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10%, and are due and payable on January 13, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount of the lowest trading price for the Company’s common stock 20 days prior trading days including the day upon which a notice of conversion is received by the Company. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Notes, the Company will record a debt discount, related to the embedded conversion option derivative liability. As the note conversion includes a “lesser of” pricing provision, a derivative liability will also be recorded.

On January 30, 2017, the Company increased the authorized capital stock from 3.9 billion shares to 20 billion shares (19.995 billion common) and changed the par value of the Company’s common stock from $0.001 to $0.0001. All share values in our historical financial statements have been adjusted to reflect the change in the par value of the common stock (see Note 1).

On January 31, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, dated January 30, 2017, providing for the purchase of a Secured Convertible Promissory Note (the “Note”), in the aggregate principal amount of up to $412,500. The Note has been funded with the Company receiving $375,000 of net proceeds (net of OID). The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and matures12 months after the tranches are funded. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the note, the Company will record a premium as the note is considered stock settled debt under ASC 480.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

On February 2017, the Company received notice from a holder and was told verbally that a second holder intended to send a notice (the “Notifying Holders”) of convertible redeemable promissory notes with an aggregate face value of approximately $120,000 (the “Notes”), that certain events of default had occurred. This debt comprises approximately 2% of the Company’s outstanding convertible debt. The notice received to date asserts and the Company expects that the notice that will shortly be sent will assert that the Company is in default under the terms of the Notes because the Company failed to tender conversion shares to the Notifying Holders within three business days of notices of conversion, and failed to reserve the amount of shares required if the Notes would be fully converted (the “Events of Default”). As a result of the potential Events of Default, interest on the Notes increases and additional penalties may accrue. The Company is in ongoing discussions with the Notifying Holders regarding a resolution of the matter.

On March 7, 2017, LG Capital Funding, LLC (“LG”), filed a complaint in the U.S. District Court of the Eastern District of New York. The complaint alleges breach of contract and anticipatory breach of contract. The Company will answer and defend against this complaint (see Note 11).

On March 13, 2017, the Company received written consent in lieu of a meeting of stockholders (the “Written Consent”) from holders of shares of voting securities representing approximately 86% of the total issued and outstanding shares of voting stock of the Company and a unanimous written consent of the Board to approve the following: the granting of discretionary authority to the Board, at any time for a period of 12 months after the date of the Written Consent, to authorize the adoption of an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s common stock at a ratio not to exceed 1 for 1,000 to 1 for 3,000, such ratio to be determined by the Board, or to determine not to proceed with the reverse stock split; and the granting of discretionary authority to the Board for a period of 12 months after the date of the Written Consent, to authorize the adoption of an amendment to the Certificate of Incorporation to decrease the Company’s authorized capital stock, from 20 billion shares down to an amount not less than 50 million shares, such decrease to be determined by the Board, or to determine not to proceed with the decrease in authorized capital stock (collectively, “the Amendments”). The Company filed a preliminary information statement on March 17, 2017, and a revised information statement on March 24, 2017, announcing these Amendments. Assuming no further comments from the SEC, the Company intends to file a definitive information statement within 10 days of the date of filing its revised information statement. The earliest date that the Amendments can be filed with the Secretary of State of the State of Delaware and become effective is twenty (20) calendar days after the definitive information statement is first sent or given to the stockholders.

On March 14, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”) and the second note being in the amount of $52,000 (“Note II”) with a maturity date of March 14, 2018. Note I has been funded, with the Company receiving $47,500 of proceeds, net of OID of $2,000 and legal fees of $2,500. Note II was initially paid for by the issuance of an offsetting $52,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may converted be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Notes, the Company will record a debt discount, related to the embedded conversion option derivative liability. As the note conversion includes a “lesser of” pricing provision, a derivative liability will also be recorded.

On March 24, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $89,150 (the “Notes”), with the first note being in the amount of $44,575 (“Note I”), and the second note being in the amount of $44,575 (“Note II”). Note I has been funded, with the Company receiving $35,000 of net proceeds (net of legal fees and OID). Note II will initially be paid for by the issuance of an offsetting $39,250 secured note issued to the Company by the lender (the “Secured Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10%, and are due and payable December 24, 2017. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount of the lowest trading price for the Company’s common stock 20 days prior trading days including the day upon which a notice of conversion is received by the Company. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Notes, the Company will record a debt discount, related to the embedded conversion option derivative liability. As the note conversion includes a “lesser of” pricing provision, a derivative liability will also be recorded.

On March 29, 2017, the Company, filed a Certificate of Elimination (the “Certificate of Elimination”) for its Series I Convertible Preferred Stock (“Series I”) with the Delaware Secretary of State to eliminate from its Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), all references to the Company's Series I. No shares of the Series I were issued or outstanding upon filing of the Certificate of Elimination. The Company also filed, on March 29, 2017, an Amended Restated Certificate of Designations of Preferences, Rights and Limitations of Series II Convertible Preferred Stock (the “Amended Certificate of Designation”). The Amended Certificate of Designation was filed to increase the authorized shares of Series II Convertible Preferred Stock from 3,000 shares to 4,000 shares. No other terms were modified or amended in the Amended Certificate of Designation.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

The Company, subsequent to year end:

●	issued shares of Series II Preferred shares (“Series II”) as follows: (i) 50 shares of Series II were issued to each of three independent board members as a component of their 2017 compensation (150 shares total); and (ii) 685 shares of Series II were issued to the Company’s management as a component of their 2016 incentive compensation at a stated value of $1,000 per share. These Series II is only forfeitable after the exchange date up to January 1, 2019 upon termination for cause and is, subject to acceleration in the event of conversion, redemption and certain events.

●	received $235,000 of net proceeds from back end notes and $102,900 of net proceed from a factoring agreement for a total of $337,900 net proceeds (see Note 8).

●	issued a non-cash note to a lender in the amount of $15,000, as penalty.

●	issued 4.1 billion shares of common stock for the conversion of notes with a principal value of approximately $827,000.

Exhibit Index

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed with the Secretary of State of Delaware on December 18, 2006, as amended on November 10, 2009, January 27, 2012, May 31, 2012, and April 18, 2013	8-K/A	3.1	04/22/2013
3.2	Fifth Amendment to the Second Amended and Restated Certificate of Incorporation of PositiveID Corporation filed on December 8, 2014	8-K	3.1	12/12/2014
3.3	Sixth Amendment to the Second Amended and Restated Certificate of Incorporation filed on April 30, 2015	8-K	3.1	05/01/2015
3.4	Seventh Amendment to the Second Amended and Restated Certificate of Incorporation filed on February 25, 2016	8-K	3.1	02/26/2016
3.5	Eighth Amendment to the Second Amended and Restated Certificate of Incorporation filed on June 27, 2016	8-K	3.1	07/08/2016
3.6	Second and Restated By-Laws of PositiveID Corporation adopted on April 8, 2016	10-K	3.2	04/12/2016
3.7	Certificate of Designation of the Series II Convertible Preferred Stock	8-K	4.1	07/29/2016
3.8	Certificate of Elimination to Eliminate the Company’s Series C Convertible Preferred Stock, Series F Convertible Preferred Stock, and Series H Convertible Preferred Stock.	8-K	3.1	09/02/2016
3.9	Third Amended and Restated Certificate of Incorporation of PositiveID Corporation	8-K	3.1	12/02/2016
3.10	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of PositiveID Corporation	8-K	3.1	02/03/2017
3.11	Form of Amendment to the Certificate of Designation of the Series II Convertible Preferred Stock				X
3.12	Certificate of Elimination to Eliminate the Company’s Series I Convertible Preferred Stock				X
4.1*	Form of 5% Convertible Promissory Note, dated August 25, 2016, with Keith Houlihan.	8-K/A	4.1	08/26/2016
4.2*	Form of 10% Convertible Redeemable Note, dated March 24, 2017, with Crossover Capital Fund II, LLC				X
4.3**	Example of Convertible Redeemable Note	8-K	10.3	04/22/2016
4.4**	Example of Collateralized Note	8-K	10.4	04/22/2016

10.1*	Example of Securities Purchase Agreement entered into in connection with issuance of Convertible Redeemable Notes	8-K	10.1	04/22/2016
10.2	Form of Exchange Agreement between the Company and the Series I Convertible Preferred Stock Shareholders with regard to Exchanging Series I for Series II Convertible Preferred Stock, dated as of August 11, 2016	10-Q	10.40	08/12/2016
10.3	Form of Series II Preferred Stock Award Agreement, made as of August 11, 2016	10-Q	10.41	08/12/2016
10.4	Agreement by and among PositiveID Corporation, Sanomedics, Inc. and Thermomedics, Inc. dated August 25, 2016	8-K/A	10.4	08/26/2016
10.5	Reserve Equity Financing Agreement, dated August 29, 2016, with GHS Investments LLC.	8-K	10.1	09/02/2016
10.6	Registration Rights Agreement, dated August 29, 2016, with GHS Investments LLC.	8-K	10.2	09/02/2016
10.7	Addendum to Secured Convertible Promissory Note with GHS Investments LLC, dated August 29, 2016.	10-Q	10.7	11/18/2016
10.8	Form of Security Agreement, dated October 20, 2016.	10-Q	10.8	11/18/2016
10.9	Form of Waiver of Cross Default, dated February 6, 2017	8-K	10.1	02/10/2017
10.10	Form of Securities Purchase Agreement, dated March 24, 2017, with Crossover Capital Fund II, LLC				X
10.11	Form of Crossover Capital Fund II, LLC Collateralized Note, dated March 24, 2017, with PositiveID Corporation				X
10.12**	PositiveID Corporation Employment and Non-Compete Agreement between the Company and William J. Caragol dated April 8, 2016	10-K	10.80	04/12/2016
10.13**	PositiveID Corporation Employment and Non-Compete Agreement between the Company and Lyle B. Probst dated April 8, 2016	10-K	10.81	04/12/2016
21.1	PositiveID List of Subsidiaries				X
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* During the year ended December 31, 2016, PositiveID entered into substantially similar securities purchase agreements and issued substantially similar convertible redeemable notes and collateralized notes on April 1, April 7, April 18, April 19, April 27, May 4, May 17, June 2, June 17, June 30, August 1, August 2, August 16, August 17, August 30, September 7, September 13, and November 30, 2016. Subsequent to the year ended December 31, 2016, PositiveID entered into substantially similar agreements and issued substantially similar convertible redeemable notes and collateralized notes on January 18, January 30, March 14, 2017.

** Management contract or compensatory plan.

*** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.