Form 10-Q
period 2017-03-31
POSITIVEID Corp
filed 2017-05-15
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 10, 2017 is as follows:

Class	Number of Shares
Common Stock: $0.0001 Par Value	11,411,218,709

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash	$299	$40
Accounts receivable	405	307
Inventories	469	678
Prepaid expenses and other current assets	52	97
Total Current Assets	1,225	1,122

Equipment, net	130	129
Goodwill	800	800
Intangibles, net	453	492
Other assets	19	19
Total Assets	$2,627	$2,562

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$326	$394
Accrued expenses and other current liabilities	975	807
Deferred revenue	716	353
Notes and loans payable, net of discounts	466	469
Line of credit	—	150
Short-term convertible debt and accrued interest, net of discounts and premiums	5,741	4,808
Embedded conversion option liability	4,238	4,284
Tax contingency	145	142
Total Current Liabilities	12,607	11,407

Long Term Liabilities:
Loan payable	15	18
Total Liabilities	12,622	11,425

Commitments and contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value:
Series J Convertible Preferred – 1,700 shares authorized, 71 shares issued and outstanding at March 31, 2017 and December 31, 2016, (liquidation preference of $71,000 at March 31, 2017 and December 31, 2016).	—	—
Series II Convertible Preferred – 4,000 shares authorized, 3,097 and 2,262 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively; (liquidation preference of $3,184,716 and $2,315,293, at March 31, 2017 and December 31, respectively).	—	—
Common stock, 19,995,000,000 shares authorized, $0.0001 par value; 7,105,635,604 and 2,684,727,704 shares issued and outstanding at March 31, 2017 and December 31, 2016.	711	269
Additional paid-in capital	150,365	148,090
Accumulated deficit	(161,071)	(157,222)
Total Stockholders’ Deficit	(9,995)	(8,863)
Total Liabilities and Stockholders’ Deficit	$2,627	$2,562

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$1,227	$1,664

Cost of revenues	804	1,135

Gross profit	423	529

Operating expenses:
Selling, general and administrative	2,155	1,826
Research and development	101	95
Total operating expenses	2,256	1,921
Operating (loss)	(1,833)	(1,392)

Other income (expense):
Interest expense	(1,451)	(1,641)
Change in fair value of embedded conversion option liability	(571)	(937)
Other income	6	44
Total other expense, net	(2,016)	(2,534)
Net loss	(3,849)	(3,926)

Preferred stock dividends	(34)	(33)
Net loss attributable to common stockholders	$(3,883)	$(3,959)

Net loss per common share attributable to common stockholders – basic and diluted	$(0.00)	$(0.42)

Weighted average shares outstanding – basic and diluted	4,402,876,761	9,390,502

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2017

(In thousands, except share data)

(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2016	2,333	$—	2,684,727,704	$269	$148,090	$(157,222)	$(8,863)

Net loss	—	—	—	—	—	(3,849)	(3,849)
Stock based compensation - employees	—	—	—	—	70	—	70
Other Stock based compensation - Series II Preferred shares	835	—	—	—	852	—	852
Common Stock issued pursuant to convertible note conversions	—	—	4,420,907,900	442	404	—	846
Reclassification of derivative liability upon debt conversion	—	—	—	—	945	—	945
Reclassification of premium upon debt conversion and extinguishment	—	—	—	—	38	—	38
Preferred stock dividends	—	—	—	—	(34)	—	(34)
Balance at March 31, 2017	3,168	$—	7,105,635,604	$711	$150,365	$(161,071)	$(9,995)

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,849)	$(3,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	110
Stock-based compensation	922	349
Convertible debt discounts and premium amortization	1,316	1,397
Loss on extinguishment of debt	2	—
Change in fair value of embedded conversion option liability	571	937
Change in contingent earn-out	—	(30)
Gain on disposal of property & equipment	(2)	—
Note issued as penalty	15	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Account receivable	(98)	525
Prepaid expenses and other current assets	45	125
Inventories	210	406
Increase (decrease) in:
Accounts payable and other accrued expense	66	20
Accrued interest	76	245
Deferred revenue	363	(784)
Tax contingency	1	(59)
Net cash used in operating activities	(312)	(685)

Cash flows from investing activities:
Purchase of property & equipment	(15)	—
Proceeds on disposal of property & equipment	4	—
Net cash used in investing activities	(11)	—

Cash flows from financing activities:
Proceeds from convertible debt financing, net of fees	868	825
Principal payments of short-term debt	(136)	(51)
Payment of line of credit	(150)	—
Net cash provided by financing activities	582	774

Net increase in cash	259	89

Cash, beginning of period	40	173

Cash, end of period	$299	$262

Supplementary Cash Flow Information:
Cash paid for interest	$42	$—
Cash paid for income tax	$—	$—

Non-cash financing and investing activities:
Conversion of promissory notes into common stock	$846	$580
Reclassification of embedded conversion option liability to equity upon conversion of debt	$945	$605
Reclassification of stock settle debt premium to equity upon conversion of debt	$38	$—
Discounts recorded for loan fees and original issue discount	$173	$120
Premium recorded on debt	$274	$26
Embedded conversion option liability recorded as debt discount	$328	$673
Stock issued for prepaid services	$—	$46

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

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

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2017, we had a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $11.4 million, $10 million and $161.1 million, respectively, compared to a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10.3 million, $8.9 million and $157.2 million, respectively, as of December 31, 2016. The increase in the working capital deficit was primarily due to capital raised through convertible debt financings that was spent on operations.

We have incurred operating losses and net cash used in operating activities since the merger that created PositiveID in 2009. The current 2017 operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection and Caregiver products. We expect our operating losses to continue through 2017. It’s management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In fiscal 2016 and for the first three months of 2017, we raised approximately $3.8 and $0.9 million, respectively primarily from the issuance of convertible debt.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Inventories

Inventories consist of finished goods of our Caregiver® non-contact thermometers, and in our Mobile Lab Segment consists of finished goods, standard and manufactured frames and bodies of vehicles, components of mobile units and other materials and is stated at lower of cost and net realizable value on average basis. The Company early adopted ASU 2015-11 “Simplifying the Measurement of Inventory” on January 1, 2016, and there was no material impact. Reserves, if necessary, are recorded to reduce inventories to net realizable value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated periodically and are based on the Company’s business plan and from feedback from customers and the product development team; however, estimates can vary significantly. As of March 31, 2017 and December 31, 2016, inventory reserves were not material.

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Finished goods of Caregiver® non-contact thermometers	$77	$28
Materials inventory	392	462
Mobile vehicle inventory	—	188
	$469	$678

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

In assessing potential impairment of the intangible assets recorded in connection with the PDI, ENG and Thermomedics, as of March 31, 2017, we considered the likelihood of future cash flows attributable to such assets on a per segment basis. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets exists as of March 31, 2017. The Company performed its annual impairment test of goodwill as of December 31, 2016. As a result of this annual test, it was determined that the goodwill balance as of December 31, 2016 was not impaired. The amortization expense for the three months ended March 31, 2017 and 2016 were approximately $39,000 and $100,083, respectively.

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

Concentrations

Concentration of Deferred Revenue

As of March 31, 2017, the Company had deferred revenue of approximately $0.7 million of which 86% was from a single customer. As of December 31, 2016, the Company had deferred revenue of approximately $0.4 million of which 54% and 20% were from two of the Company’s customers.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Concentration of Revenues

During the three months ended March 31, 2017, the Company generated revenue of approximately $1.2 million of which 29%, 20% and 14% were from three of the Company’s customers. During the three months ended March 31, 2016, the Company generated revenue of approximately $1.7 million of which 68% and 17% were from two of the Company’s customers.

Concentration of Accounts Receivable

As of March 31, 2017, the Company had accounts receivable of approximately $0.4 million of which 35%, 26% and 10% were from three of the Company’s customers. As of December 31, 2016, the Company had accounts receivable of approximately $0.3 million of which 55% and 14% were from two of the Company’s customers.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” The Company operated in three business segments: Molecular Diagnostics, Medical Devices and Mobile Labs (see Note 8).

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

The following potentially dilutive equity securities outstanding as of March 31, 2017 and as of December 31, 2016 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	March 31, 2017	December 31, 2016
Common shares issuable under:
Convertible notes	48,213,775	13,287,432
Convertible Series II Preferred Stock	15,923,580	3,308,394
Convertible Series J Preferred Stock	355,000	101,429
Stock options	3,620	3,620
Warrants	2,693	2,693
Unvested restricted common stock	69	69
	64,498,737	16,703,637

The Common shares issuable under the convertible notes, convertible Series II and Series J Preferred Stock was calculated using the closing bid prices at March 31, 2017 and December 31, 2016 which were $0.0002 and $0.0007, respectively.

Recent Accounting Pronouncements

There are no new accounting pronouncements during the three months ended March 31, 2017 other than those described below that affect the consolidated financial position of the Company or the results of its operations. Accounting Standard Updates which are not effective until after March 31, 2017, and the potential effects on the Company’s consolidated financial position or results of its operations are discussed below.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

3. Equity and Debt Financing Agreements and Fair Value Measurements

Convertible Note Financings

Short-term convertible debt as of March 31, 2017 is as follows (In thousands):

	Notes	Accrued Interest	Total

Convertible notes with accrued interest accounted for as stock settled debt	$997	$41	$1,038
Conversion premiums	524	—	524
	1,521	41	1,562

Convertible notes with embedded derivatives	4,302	816	5,118
Derivative discounts	(767)	—	(767)
	3,535	816	4,351

Original issue discounts and loan fee discounts	(172)	—	(172)
	$4,884	$857	$5,741

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

During 2015, the Company had received all eight tranches under the Note I SPA ($500,000 principal in 2014 and $3,650,000 principal in 2015 which includes an additional $150,000 added to one of the agreed $500,000 monthly funding as requested by the Company), with maturity dates, depending on the date funded, between June 26, 2016 and December 29, 2016, pursuant to a convertible note. Under the agreement, the Company received $3,540,600, which was net of the $448,400 Purchaser’s expenses and legal fees and $166,000 which represents the 4% original issue discount. As of June 30, 2016, the Company has received, all six tranches under the Note II SPA ($2,281,250 in principal in 2015 and $208,333 in 2016) with maturity dates of February 15, 2017 and June 30, 2017, pursuant to a convertible note. Under the agreement, the Company received $2,143,000, which was net of Purchaser’s expenses, legal fees of $247,000 and a 4% original issue discount of $99,583. The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of Notes I and II, the Company recorded a debt discount of $387,000 in 2014, $5,116,600 in 2015 and $180,000 in 2016, totaling to $5,683,600 of debt discount recorded, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded during the three months ended March 31, 2017 was approximately $120,000. During the three months ended March 31, 2017, $141,920 of the outstanding principal and interest on Notes I and II was converted into 900,022,400 shares of common stock. As of March 31, 2017, the outstanding principal and interest on Notes I and II were $1,987,112. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,936,405 was recorded when Notes I and II were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes I and II at March 31, 2017 was $2,004,794.

On December 22, 2015, in order to finance the acquisition of ENG, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated December 22, 2015 (the “Note III SPA”) for an aggregate principal amount of $904,042 and subscription amount of $865,000, net of OID (the “Purchase Price”). The Company also reimbursed the Purchaser $30,000 for legal fees and expenses from the proceeds of the Note. Pursuant to the Note III SPA, the Company shall issue a 4% Original Issue Discount Senior Secured Convertible Promissory Note (the “Note III”) to Dominion. Note III was issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock, on a semi-monthly basis, subject to certain conditions contained in the Note III SPA. The amortization payments will begin to be due starting on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company received funding for Note III on December 24, 2015, net proceeds of $751,500 (net of the $152,542 of legal fees, expenses and OID). Note III accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity date of June 15, 2017. Note III is convertible any time after its issuance date and Dominion has the right to convert any or all of Note III into shares of the Company’s common stock at a conversion price equal to $1.10, subject to adjustment as described in Note III. Additionally, under certain conditions defined in Note III, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note III can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. In connection with the issuance of the Note III, the Company recorded a debt discount of $751,500 when Note III was entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded during the three months ended March 31, 2017 was approximately $126,000. As of March 31, 2017, the outstanding principal and interest on Note III was $1,012,527. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $1,267,800 was recorded when Note III was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note III at March 31, 2017 was $606,459.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

On January 28, 2016, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated January 28, 2016 (the “Note IV SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate principal amount of $2,187,500 and subscription amount of $2,100,000 (the “Purchase Price”), net of OID. Pursuant to the Note IV SPA, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Note IV”) to the Purchaser. The Purchase Price is scheduled to be paid in six equal monthly tranches of $350,000, subject to the discretion of the Purchaser. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, on a semi-monthly basis, subject to certain conditions and limitations contained in the Note IV SPA. The amortization payments will begin on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company also reimbursed the Purchaser $20,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $10,000 from the first tranche. During the year ended December 31, 2016, the Company has received a total of $604,763 net proceeds under Note IV (net of the $93,153 of legal fees, expenses and OID). Note IV accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity dates between July 15, 2017 and March 16, 2018. Note IV is convertible any time after its issuance date and Dominion has the right to convert any or all of Note IV into shares of the Company’s common stock at a conversion price equal to $1.10 subject to adjustment as described in Note IV. Additionally, under certain conditions defined in Note IV, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note IV can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. Subsequent to the funding of the first tranche the Purchaser and the Company agreed to delay further tranches, until such time as the Purchaser and Company mutually agree, both as to timing and amount. In connection with the issuances of Note IV, the Company recorded a debt discount of $604,800 when the notes were entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded during the three months ended March 31, 2017 was approximately $118,000. During the three months ended March 31, 2017, $53,333 of the outstanding principal and interest was converted into 252,000,000 shares of common stock. As of March 31, 2017, the outstanding principal and interest on Note IV was $707,970. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $941,800 was recorded when Note IV was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note IV at March 31, 2016 was $460,188.

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

Other Convertible Debt Financing

On March 9, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”) with a maturity date of March 9, 2017. Pursuant to Note I, the Company received $125,000 of proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability which was fully amortized during the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on Note I was fully converted into 122,903,769 shares of common stock. During the year ended December 31, 2016, the Company received $125,000 pursuant to Note II, net of original issue discount of $5,200 and legal fees of $5,000. In connection with the issuance of Note II, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability which was fully amortized as of December 31, 2016. As of December 31, 2016, $129,980 of the outstanding principal and interest on Note II was converted into 155,053,441 shares of common stock. As of March 31, 2017, Note II had an outstanding balance of $14,213. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $306,000 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note II at March 31, 2017 was $17,625.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

On April 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”). Note I was funded on April 1, 2016, with a maturity date of April 1, 2017, pursuant to Note I, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on August 2, 2016, with a maturity date of April 1, 2017, pursuant to Note II, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of Notes, the Company recorded a debt discount of $250,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $77,000 during the three months ended March 31, 2017. As of March 31, 2017, the outstanding principal and interest on the Notes were $297,292. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $311,756 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at March 31, 2017 was $368,642.

On April 28, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $437,500 (the “Notes”), with the first note being in the amount of $218,750 (“Note I”) and the second note being in the amount of $218,750 (“Note II”). Note I was funded on April 28, 2016, with a maturity date of April 27, 2017, pursuant to Note I, the Company received $190,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $20,000. Note II was initially paid for by the issuance of an offsetting $210,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on September 7, 2016, with a maturity date of April 27, 2017, pursuant to Note II, the Company received $200,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $10,000.The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.40) or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of the Notes, the Company recorded a debt discount of $390,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $143,000 during the three months ended March 31, 2017. During the three months ended March 31, 2017, $317,359 of the outstanding principal and interest of the note was converted into 1,455,878,341 shares of common stock. As of March 31, 2017, the outstanding principal and interest on the Notes were $132,809. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $499,800 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at March 31, 2017 was $164,683.

On June 3, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $624,000 (the “Notes”), with the first note being in the amount of $312,000 (“Note I”) and the second note being in the amount of $312,000 (“Note II”). Note I was funded on June 3, 2016, with a maturity date of June 2, 2017, pursuant to Note I, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. Note II was initially paid for by the issuance of an offsetting $300,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded in two tranches during the year ended December 31, 2016, with a maturity date of June 2, 2017, pursuant to Note II, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 35% discount to the common stock price on the date of the note (which was $1.10) or a 35% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a debt discount of $570,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $184,000 for the three months ended March 31, 2017. During the three months ended March 31, 2017, $204,763 of the outstanding principal and interest of the notes was converted into 694,671,247 shares of common stock. As of March 31, 2017, the outstanding principal and interest on the Notes were $324,746. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $755,690 was recorded when Notes was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at March 31, 2017 was $210,817.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

On July 5, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $416,000 (the “Notes”), with the first note being in the amount of $208,000 (“Note I”) and the second note being in the amount of $208,000 (“Note II”) with a maturity date of July 30, 2017. Pursuant to Note I, the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $200,000 secured note issued by the Lender to the Company (“Secured Note”). Pursuant to Note II, the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000 Note II during the three months ended March 31, 2017. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.10) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a debt discount of $380,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $106,000 for the three months ended March 31, 2017. As the note conversion includes a “lesser of” pricing provision, a derivative liability was also recorded in the amount of $386,045. The derivative liability at March 31, 2017 for the Notes was $267,972. As of March 31, 2017, the outstanding principal and interest on the notes was $437,729.

On July 6, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $132,300 (the “Notes”), with the first note being in the amount of $66,150 (“Note I”) and the second note being in the amount of $66,150 (“Note II”) with a maturity date of July 7, 2017. Pursuant to Note I, the Company received $60,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $63,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a premium of $35,619 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. As of March 31, 2017, the outstanding principal and interest on the note was $71,111.

On August 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note with a principal amount of $52,500 (the “Note”) and maturity date of April 29, 2017, pursuant to Note, the Company received $50,000 of net proceeds, net of original issue discount of $2,500. The Note bears an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the three lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $31,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. During the three months ended March 31, 2017, $6,250 of the outstanding principal and interest of the Note was converted into 25,000,000 shares of common stock. As of March 31, 2017, the outstanding principal and interest on the note was $50,450.

On August 11, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $330,000, which shall be funded in six tranches, each amounting to $50,000. The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company. Then note is convertible into shares of Company’s common stock at a 37.5% discount to the lowest volume-weighted average price for the Company’s common stock during the 15 trading days immediately preceding a conversion date. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In 2016, the Company had received three of the six tranches amounting to $150,000 of net proceeds, net of the original issue discount of $15,000. The funded tranches have maturity dates between August 17, 2017 and September 13, 2017. In connection with the issuance of the note, the Company recorded a premium of $99,000 as the note is considered stock settled debt under ASC 480, which was fully accreted during as of September 30, 2016. During the three months ended $37,500 of the outstanding principal and interest of the note was converted into 300,000,000 shares of common stock. As of March 31, 2017, the outstanding principal and interest on the note was $138,042.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

On August 17, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $105,264 (the “Notes”), with the first note being in the amount of $52,632 (“Note I”) and the second note being in the amount of $52,632 (“Note II”). Note I was funded on August 17, 2016, with a maturity date of August 17, 2017, pursuant to Note I, the Company received $45,000 of net proceeds, net of original issue discount of $2,632 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $50,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on February 17, 2017, with a maturity date of August 17, 2017, pursuant to Note II, the Company received $45,000 of net proceeds, net of original issue discount of $2,632 and legal fees of $5,000. The Notes bear an interest rate of 10%; and is convertible into shares of Company common stock at the lesser of a 37.5% discount to the common stock price on the date of the note (which was $1.10) or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a debt discount of $76,189 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $37,500 for the three months ended March 31, 2017. During the three months ended March 31, 2017, $74,605 of the outstanding principal and interest was converted into 775,336,000 shares of common stock. As of March 31, 2017, the outstanding principal and interest on the Notes was $34,300. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $112,277 was recorded when the notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at March 31, 2017 was $20,795.

On November 30, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of three Convertible Redeemable Notes in the aggregate principal amount of $183,750 (the “Notes”), with the first note being in the amount of $52,500 (“Note I”), the second note being in the amount of $52,500 (“Note II”), and the third note being in the amount of $78,750 (“Note III”). Note I was funded on November 30, 2016, with a maturity date of December 30, 2017, pursuant to Note I, the Company received $45,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the lender (“Secured Note”), and Note III was initially be paid for by the issuance of an offsetting $75,000 secured note issued to the Company by the lender. Funding of Note II and Note III is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Notes in cash and in full prior to executing any conversions under Note II and Note III. The Notes bear an interest rate of 10%, and are due and payable on November 30, 2017. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II and Note III, which require full payment of the Secured Notes by the Investor before conversions may be made. The Notes (subject to funding in the case of Note II and Note III) is convertible into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price of the common stock 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $31,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. As of March 31, 2017, the outstanding principal and interest on the note was $54,688.

On January 18, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $200,000 (the “Notes”), with the first note being in the amount of $100,000 (“Note I”), and the second note being in the amount of $100,000 (“Note II”). Note I was funded on January 18, 2017, with the Company receiving $70,000 of net proceeds (net of legal fees and OID). Note II will initially be paid for by the issuance of an offsetting $88,000 secured note issued to the Company by the lender (the “Secured Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10%, and are due and payable on January 13, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount of the lowest trading price for the Company’s common stock 20 days prior trading days including the day upon which a notice of conversion is received by the Company. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $70,000 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $17,500 for the three months ended March 31, 2017. As of March 31, 2017, the outstanding principal and interest on Note I was $101,973. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $99,742 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at March 31, 2017 was $70,716.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

On January 31, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, dated January 30, 2017, providing for the purchase of a Secured Convertible Promissory Note (the “Note”), in the aggregate principal amount of $412,500. The Note was funded during the three months ended March 31, 2017, with the Company receiving $375,000 of net proceeds (net of OID). The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and matures12 months after the tranches are funded. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the note, the Company recorded a premium of $247,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of March 31, 2017. As of March 31, 2017, the outstanding principal and interest on the note was $416,625.

On February 15, 2017, the Company entered into an agreement with a lender, providing for the issuance of a non-cash Convertible Redeemable Note with the principal amount of $15,000 (the “Note”) as penalty interest. The Note bear an interest rate of 10%, and matures on February 17, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to the lesser of a $0.10 or a 37.5% discount of the lowest trading price for the Company’s common stock 15 days prior trading days including the day upon which a notice of conversion is received by the Company. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Note, the Company recorded a debt discount of $8,976 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $1,500 for the three months ended March 31, 2017. As of March 31, 2017, the outstanding principal and interest on the Note was $15,173. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,976 was recorded when the Note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Note at March 31, 2017 was $9,199.

On March 14, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”) and the second note being in the amount of $52,000 (“Note II”) with a maturity date of March 14, 2018. Note I was funded on March 14, 2017, with the Company receiving $47,500 of proceeds, net of OID of $2,000 and legal fees of $2,500. Note II was initially paid for by the issuance of an offsetting $52,000 secured note issued by the lender to the Company (“Secured Note”). Note II was funded subsequent to the three months ended March 31, 2017, with the Company receiving $47,500 of proceeds, net of OID of $2,000 and legal fees of $2,500. The Notes bear an interest rate of 12%; and may converted be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $39,464 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $1,800 during the three months ended March 31, 2017. As of March 31, 2017, the outstanding principal and interest on Note I was $52,291. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $39,464 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note I at March 31, 2017 was $36,133.

On March 24, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $89,150 (the “Notes”), with the first note being in the amount of $44,575 (“Note I”), and the second note being in the amount of $44,575 (“Note II”). Note I was funded on March 27, 2017, with the Company receiving $35,000 of net proceeds (net of legal fees and OID). Note II will initially be paid for by the issuance of an offsetting $39,250 secured note issued to the Company by the lender (the “Secured Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10%, and are due and payable December 24, 2017. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 days prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $26,746 as the note is considered stock settled debt under ASC 480, which was fully accreted as of March 31, 2017. As of March 31, 2017, the outstanding principal and interest on the note was $44,575.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full. The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012. In conjunction with the TCA Purchase Agreement and the Boeing License Agreement, Holland & Knight agreed to terminate its security interest. As of March 31, 2017, the Company had repaid $547,743 of the H&K Note and the outstanding balance was $301,769 which is included in notes payable on the consolidated balance sheet.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

On March 16, 2016, the Company entered into a factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $3,150 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount repaid of $144,900. As of September 30, 2016, the Company has repaid the outstanding principal and interest balance of this note. On June 7, 2016, the Company entered into a second factoring agreement with a lender for $51,000 to fund working capital. The Company also paid $1,020 of origination fees. The agreement requires daily repayments of $419 for an eight-month term, with the total amount to be repaid $70,380. As of December 31, 2016, the Company has repaid the outstanding principal and interest balance of this note. On September 9, 2016, the Company entered into a third factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $2,100 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount to be repaid $144,900. As of March 31, 2017, the Company has repaid the outstanding principal and interest balance of this note. On November 17, 2016, the Company entered into a fourth factoring agreement with a lender for $100,000 to fund working capital. The Company also paid $2,000 of origination fees. The agreement requires daily repayments of $821 for an eight-month term, with the total amount to be repaid $138,000. On March 7, 2017, the Company entered into a fifth factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $2,100 of origination fees. The agreement requires daily repayments of $1,034 for four and a half-month term, with the total amount to be repaid $144,900. During the three months March 31, 2017, the Company has repaid a total amount of $147,184 of the total outstanding balance of the debt and $151,450, remained outstanding.

On May 2, 2016, the Company, through its wholly owned subsidiary, ENG entered into a revolving line of credit (the “Line”) with California Bank of Commerce (“CBC”). The terms of the Line allow ENG to borrow against its accounts receivable and inventory to manage its project based working capital requirements. The $350,000 Line has a maturity date of May 5, 2017 and borrowings under the Line bear interest at the Wall Street Journal Prime Rate plus 1.5% (currently 5.0%). The Company has provided a guaranty of the Line to CBC. The Line also contains certain representations, warranties, covenants and events of default, including the requirement to maintain specified financial ratios. ENG currently meets all such ratios. Breaches of any of these terms could limit ENG’s ability to borrow under the Line and result in increases in the interest rate under the Line. As of March 31, 2017, $350,000 was available under the Line.

During the year ended December 31, 2016, the Company issued four separate convertible notes (the “Notes”) to a consultant, three of the notes had the principal amount of $20,000 each and the fourth had a principal amount of $22,500, for an aggregate principal amount of $82,500 with maturity dates between April 27, 2017 and August 27, 2017, pursuant to a consulting agreement. The Notes bear interest at 8% per annum and are convertible at a 37.5% discount to lowest closing bid price in the 15 trading days prior to conversion. In connection with the issuance of the Notes, the Company recorded a total premium of $49,500 as the notes are considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. During the three months ended March 31, 2017, $5,625 of the outstanding principal and interest on Notes were converted into 18,000,000 shares of common stock. As of March 31, 2017, the outstanding principal and interest of the Notes was $50,125.

On December 2015 and August 2016, the Company issued two separate convertible notes (the “Notes”) in relation to the acquisitions of Thermomedics and ENG. As of March 31, 2017, the total outstanding principal and interest on these Notes was $212,563.

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments using the Monte Carlo option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	March 31, 2017	December 31, 2016
Volatility	195 - 374%	410%	360%
Expected Term	0.4 - 1.50 years	0.42 years	0.01 - 1.34 years
Risk Free Interest Rate	0.21 – 1.06%	0.76%	0.45%

The following reflects the initial fair value on the note inception dates and changes in fair value through March 31, 2017:

Balance, January 1, 2016	$4,284,264
Note inception date fair value allocated to debt discount	328,256
Note inception date fair value allocated to other expense	29,741
Reclassification of derivative liability to equity upon debt conversion	(944,999)
Change in fair value	540,939
Embedded conversion option liability fair value at March 31, 2017	$4,238,201

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives. The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the Monte Carlo option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and March 31, 2017:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2016:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$4,284,264	$-	$-	$4,284,264

Balance at March 31, 2017:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$4,238,201	$-	$-	$4,238,201

4. Stockholder’s Deficit

Authorized Common Stock

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

Conversion of Convertible Notes

During the three months ended March 31, 2017, approximately 4.4 billion shares were issued in connection with conversion of approximately $0.8 million of convertible promissory notes. (see Note 3).

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

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

Accounting guidance under ASC 718 dictates that the incremental difference in fair value of Series II and Series I should be recorded as stock-based compensation expense. As a result of the independent valuation performed, we have recorded the Series II at the fair value of $2,306,345 at the date of issuance. The Series I had a fair value of $281,345, resulting in a charge of $2,025,000 recorded as stock based compensation in 2016. Additionally, the Series I liability was reclassified to additional paid-in-capital.

On March 29, 2017, the Company, filed a Certificate of Elimination (the “Certificate of Elimination”) for its Series I Convertible Preferred Stock (“Series I”) with the Delaware Secretary of State to eliminate from its Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), all references to the Company’s Series I. No shares of the Series I were issued or outstanding upon filing of the Certificate of Elimination.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

On March 29, 2017, the Company filed an Amended Restated Certificate of Designations of Preferences, Rights and Limitations of Series II Convertible Preferred Stock (the “Amended Certificate of Designation”). The Amended Certificate of Designation was filed to increase the authorized shares of Series II Convertible Preferred Stock from 3,000 shares to 4,000 shares. No other terms were modified or amended in the Amended Certificate of Designation.

On March 29, 2017, the Company issued shares of Series II Convertible Preferred shares (“Series II”) as follows: (i) 50 shares of Series II were issued to each of three independent board members as a component of their 2017 compensation (150 shares total); and (ii) 685 shares of Series II were issued to the Company’s management as a component of their 2016 incentive compensation at a stated value of $1,000 per share. These Series II is only forfeitable after the exchange date up to January 1, 2019 upon termination for cause and is, subject to acceleration in the event of conversion, redemption and certain events. As of March 31, 2017, 3,097 shares of Series II were issued and outstanding. In connection with the issuance of the 835 Series II shares, the Company charged $841,594 to stock based compensation expense in 2017 (which is $10,000 less than total cost as $10,000 was accrued in fiscal 2016) to reflect the Series II fair value of $1,020 per share.

Series J Preferred Stock

On December 4, 2015, the Board of Directors authorized and on December 7, 2015, the Company filed with the State of Delaware, a Certificate of Designations of Preferences, Rights and Limitations of Series J Preferred Stock where 1,700 of Series J Preferred Stock was authorized. The Series J Preferred Stock ranks; (a) senior with respect to dividends and right of liquidation with the Company’s common stock (b) pari passu with respect to dividends and right of liquidation with the Company’s Series I Convertible Preferred Stock; and (c) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company. Without the prior written consent of Holders holding a majority of the outstanding shares of Series J Preferred Stock, the Company may not issue any Preferred Stock that is senior to the Series J Preferred Stock in right of dividends and liquidation. At any time after the date of the issuance of shares of Series J Preferred Stock, the Corporation will have the right, at the Corporation’s option, to redeem all or any portion of the shares of Series J Preferred Stock at a price per share equal to 100% of the $1,000 per share stated value of the shares being redeemed. Series J Preferred Stock is not entitled to dividends, interest and voting rights. The Series J Preferred Stock is convertible into the Company’s common stock, at stated value, at a conversion price equal to 100% of the arithmetic average of the VWAP of the common stock for the fifteen trading days prior to the six-month anniversary of the Issuance Date.

On August 25, 2016, PositiveID completed the acquisition and entered into an agreement with Sanomedics and Thermomedics (the “August Agreement”), which amends certain terms of the Purchase Agreement and terminates the Control Agreement. As a result, the 125 shares of Preferred Series J stock originally issued shall be released from escrow as follows: 71 shares to Sanomedics and 54 shares returned to the Company’s treasury. As of March 31, 2017, the Series J preferred stock consideration has a fair value of $71,000.

Warrants

From time to time the Company issues warrants both for compensatory purposes to consultants and advisors, and to financial institutions in conjunction with financing activities. No warrants were issued during the three months ended March 31, 2017.

As of March 31, 2017, 2.67 million warrants to purchase the Company’s common stock have been granted outside of the Company’s plans and remain outstanding as of March 31, 2017. These warrants were granted at exercise prices ranging from $0.003 to $37.50 per share, are fully vested and are exercisable for a period of five years.

Stock Option Plans

On August 26, 2011, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the 2011 Plan, up to 1 million shares of common stock may be granted pursuant to awards. As of March 31, 2017, approximately 5,600 options and shares have been granted under the 2011 Plan, and approximately 0.9 million remaining shares may be granted under the 2011 Plan. Awards to employees under the Company’s stock option plans generally vest over a two-year period, with pro-rata vesting upon the anniversary of the grant. Awards of options have a maximum term of ten years and the Company generally issues new shares upon exercise.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

On December 4, 2015, the Company’s Board of Directors approved and adopted the Thermomedics, Inc. 2015 Flexible Stock Plan (“Thermomedics 2015 Plan”). The Thermomedics 2015 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the Thermomedics 2015 Plan, up to 5 million shares of common stock may be granted pursuant to awards. As of March 31, 2017, 342,500 options were previously issued under the Thermomedics 2015 plan to employees and consultant. These options have vested and were fully expensed as of the three months ended March 31, 2017.

There are inherent uncertainties in making estimates about forecasts of future operating results and identifying comparable companies and transactions that may be indicative of the fair value of the Company’s securities. The Company believes that the estimates of the fair value of its common stock options at each option grant date were reasonable under the circumstances.

A summary of option activity under the Company’s stock incentive plans as of March 31, 2017, and changes during the three months ended is presented below (in thousands, except per share amounts):

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2016	3,620	$1.23
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2017	3,620	$0.79
Exercisable at March 31, 2017	1,890	$1.22

The Black-Scholes model, which the Company uses to determine compensation expense, requires the Company to make several key judgments including:

●	the value of the Company’s common stock;

●	the expected life of issued stock options;

●	the expected volatility of the Company’s stock price;

●	the expected dividend yield to be realized over the life of the stock option; and

●	the risk-free interest rate over the expected life of the stock options.

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

Stock-Based Compensation Expense

Stock-based compensation expense for awards granted to employees is recognized on a straight-line basis over the requisite service period based on the grant-date fair value. Forfeitures are estimated at the time of grant and require the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded compensation expense related to stock options, restricted stock and preferred shares of approximately $1.0 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

5. Taxes

In July 2008, the Company completed the sale of all of the outstanding capital stock of Xmark to Stanley. In January 2010, Stanley received a notice from the Canadian Revenue Agency (“CRA”) that the CRA would be performing a review of Xmark’s Canadian tax returns for the periods 2005 through 2008. The Company received an indemnification claim notice from Stanley related to the matter. In addition, Stanley received assessments for withholding taxes on the disallowed management fee totaling approximately $0.2 million, for which the Company filed a formal appeal. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000 which the Company has agreed to repay with interest.

As of March 31, 2017, the Company had made payments to Stanley of $665,777, Stanley had received a refund of $129,520. Based on management’s estimate, including reconciling to Stanley’s accounts, the Company has a recorded tax contingency liability of approximately $145,000, as reflected on the accompanying consolidated balance sheet as “Tax Contingency”.

6. Commitments and Contingencies

Lease Commitments

The Company leases certain office space under non-cancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in October 18, 2018, laboratory and office space in Pleasanton, California a lease scheduled to expire in September 30, 2018 and office and manufacturing space in Concord, California which is currently on a month-to-month commitment for approximately $7,600 per month. Rent expense under operating leases totaled approximately $54,000 and $44,000 for the three months ended March 31, 2017 and 2016, respectively.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

Other Legal Proceedings

On February 6, 2017, the Company received notice from a holder and was told verbally that a second holder intended to send a notice (the “Notifying Holders”) of convertible redeemable promissory notes with an aggregate face value of approximately $120,000 (the “Notes”), that certain events of default had occurred. This debt comprises approximately 2% of the Company’s outstanding convertible debt. The notice received to date asserts and the Company expects that the notice that will shortly be sent will assert that the Company is in default under the terms of the Notes because the Company failed to tender conversion shares to the Notifying Holders within three business days of notices of conversion, and failed to reserve the amount of shares required if the Notes would be fully converted (the “Events of Default”). As a result of the potential Events of Default, interest on the Notes increases and additional penalties may accrue. The Company is in ongoing discussions with the Notifying Holders regarding a resolution of the matter.

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

7. Employment Contracts and Stock Compensation to Related Parties

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

8. Segments

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

The following is the selected segment data as of and for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31, 2017
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$63	$95	$1,069	$—	$1,227
Operating (loss)	$(130)	$(113)	$(205)	$(1,385)	$(1,833)
Depreciation and amortization	$(2)	$(27)	$(21)	$—	$(50)
Interest and other income (expense)	$6	$(1)	$1	$(2,022)	$(2,016)
(Loss) before provision for income taxes	$(106)	$(115)	$(203)	$(3,425)	$(3,849)
Goodwill	$510	$91	$199	$—	$800
Segmented assets	$608	$518	$1,383	$118	$2,627
Expenditures for property and equipment	$—	$—	$(15)	$—	$(15)

	Three months ended March 31, 2016
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$—	$120	$1,544	$—	$1,664
Operating (loss)	$(273)	$(125)	$(17)	$(977)	$(1,392)
Depreciation and amortization	$(64)	$(27)	$(19)	$—	$(110)
Interest and other income (expense)	$7	$—	$—	$(2,541)	$(2,534)
(Loss) before provision for income taxes	$(257)	$(125)	$(17)	$(3,527)	$(3,926)
Goodwill	$510	$108	$199	$—	$817
Segmented assets	$616	$675	$2,088	$240	$3,619
Expenditures for property and equipment	$—	$—	$—	$—	$—

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

9. Subsequent Events

On April 10, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $77,792 (the “Notes”), with the first note being in the amount of $38,896 (“Note I”), and the second note being in the amount of $38,896 (“Note II”). Note I has been funded, with the Company receiving $34,250 of net proceeds (net of original issue discount). Note II will initially be paid for by the issuance of an offsetting $34,250 secured note issued to the Company by the Lender (the “Secured Note”). The funding of Note II is subject to the agreement between the lender and the Company. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10%, and are due and payable on January 10, 2018. The Notes may be converted by the Lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II, which requires full payment of the Secured Note by the lender before conversions may be made. The Notes (subject to funding in the case of Note II) may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company will record a premium as the note is considered stock settled debt under ASC 480.

On April 17, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $165,000 (the “Note”), with the first tranche funded being in the amount of $50,000. Subsequent tranches will be delivered to the Company approximately bi-weekly and at the sole discretion of GHS. The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10%, which is payable in the Company’s common stock based on the conversion formula (as defined below), and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. The Note is secured by all property of the Company. As set forth in the SPA, however, the Note ranks junior to the security interests of three other creditors of the Company. In connection with the issuance of the note, the Company will record a premium as the note is considered stock settled debt under ASC 480.

On May 2, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $64,204.54 (the “Notes”), with the first note being in the amount of $32,102.27 (“Note I”), and the second note being in the amount of $32,102.27 (“Note II”). Note I has been funded, with the Company receiving $25,000 of net proceeds (net of original issue discount and legal fees). Note II will initially be paid for by the issuance of an offsetting $28,250.00 note issued to the Company by the lender (the “Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10%, and are due and payable on February 2, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II, which requires full payment of the Note by the lender before conversions may be made. The Notes (subject to funding in the case of Note II) may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company will record a premium as the note is considered stock settled debt under ASC 480.

The Company, subsequent to the three months ended March 31, 2017:

●	received $47,500 of net proceed (net of OID and legal fees) from a back-end note (see Note 3).

●	issued approximately 4 billion shares of common stock in connection with the conversion of notes with a principal and interest value of approximately $0.3 million.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Report on are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Report are discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017 under “Item 1A. Risk Factors” and elsewhere and include:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

The Company operates in three segments: Molecular Diagnostics, Medical Devices, and Mobile Labs.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following is the selected segment data for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31, 2017
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$63	$95	$1,069	$—	$1,227
Cost of revenue	—	25	779	—	804

Gross profit	63	70	290	—	423
Selling, general and administrative	143	132	495	1,385	2,155
Research and development	50	51	—	—	101

Total operating expenses	193	183	495	1,385	2,256
Operating (loss)	$(130)	$(113)	$(205)	$(1,385)	$(1,833)

	Three Months Ended March 31, 2016
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$—	$120	$1,544	$—	$1,664
Cost of revenue	—	32	1,103	—	1,135

Gross profit	—	88	441	—	529
Selling, general and administrative	183	208	458	977	1,826
Research and development	90	5	—	—	95

Total operating expenses	273	213	458	977	1,921
Operating (loss)	$(273)	$(125)	$(17)	$(977)	$(1,392)

Revenue

We reported revenue of $1.2 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. The majority of the Company’s revenues are currently generated from its Mobile Labs segment. Such revenue is recorded at the completion and delivery of mobile lab and telecommunications vehicles. The decreased revenue from the first quarter of 2016 to 2017 was driven by the delivery of two large projects in early 2016, for which the projects were substantially complete in 2015; in early 2017 work progresses on several mobile labs which will not be delivered until the second half of 2017. As individual projects are usually material, revenues can vary materially period to period based on the timing of such deliveries, and quarterly revenue, as a result, may not reflect results projected over an annual period.

Cost of Revenue and Gross Profit

Cost of revenue consist of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue generating products and agreements. Cost of revenue was $0.8 million and $1.1 million for three months ended March 31, 2017 and 2016, respectively. Gross profit decreased from $529,000 in the three months ended March 31, 2016 to $423,000 in the three months ended March 31, 2017, while gross margins increased from 32% to 35%. The decrease cost of revenue and gross profit was primarily driven by the decrease in sales, while improved margins resulted from improved mix of business.

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

Selling, general and administrative expense increased by $329,000, or 18%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This increase was primarily attributable to the non-cash item charged to stock based compensation expense in connection with the issuance of 835 shares of Series II preferred stock during the three months ended March 31, 2017.

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

Research and development expense increased by approximately $6,000, or 6%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase was primarily attributable to the increase in labor, and engineering costs related to our Medical Device segment directed at the development of the Bluetooth version of our Caregiver product. The Company does not expect to increase its research and development expenses related to the development of our Firefly Dx product until it arranges contractual or strategic arrangements to share in the costs of that development.

Change in Fair Value of Embedded Conversion Option Liability

The fair value of embedded conversion option liability decreased by approximately $0.4 million or 39%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily attributed to the revaluation of the embedded conversion option liability at March 31, 2017 and March 31, 2016. This is a non-cash income/expense item.

Interest Expense

Interest expense decreased by approximately $190,000 or 12%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decrease was primarily attributed to the amortization of fair value premiums and debt discounts related to the borrowing, through convertible notes some of which were fully expensed in 2016. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Liquidity and Capital Resources

As of March 31, 2017, cash totaled $299,000 compared to cash of $40,000 at December 31, 2016.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $0.3 million and $0.7 million during the three months ended March 31, 2017 and 2016, respectively, primarily to fund operating losses. This decrease in cash used in operating activities was primarily the result of decrease in cash based operating costs related to the development of Firefly Dx product and Company marketing programs.

Cash Flows from Investing Activities

Net cash used in investing activities totaled approximately $11,000 and nil during the three months ended March 31, 2017 and 2016, respectively. The increase in cash used in investing activities was primarily the result of the acquisition of fixed asset during the three months ended March 31, 2017.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $0.6 million and $0.8 million, net of payments, during the three months ended March 31, 2017 and 2016, respectively, primarily related to proceeds from the issuance of convertible notes and debentures.

Financial Condition

As of March 31, 2017, we had a working capital deficiency of approximately $11.4 million and a stockholders’ deficit of approximately $10 million, compared to a working capital deficit of approximately $10.3 million and a stockholders’ deficit of approximately $8.9 million as of December 31, 2016. The increase in the working capital deficit was primarily due to capital raised through convertible debt financings that was spent on operations.

We have incurred operating losses and net cash used in operating activities since the merger that created PositiveID in 2009. The current 2017 operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection and Caregiver products. We expect our operating losses to continue through 2017. It’s management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In 2016 and for the first three months of 2017, we raised approximately $3.8 and $0.9 million, respectively from the issuance of convertible debt.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2017. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2017 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of March 31, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to certain legal actions, as either plaintiff or defendant, arising in the ordinary course of business, with the exception of the LG Capital litigation described below, none of which is expected to have a material adverse effect on its business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against the Company relating to it or to its intellectual property rights and intellectual property licenses could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Item 1A. Risk Factors.

Information regarding risk factors appears under the caption “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of Part I Item 2 of this quarterly report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017. There have been no material changes to such risk factors during the three months ended March 31, 2017.

Item 2. Unregistered Sale of Equity Securities.

During the three months ended March 31, 2017, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	During the three months ended March 31, 2017, we issued approximately 1.8 billion shares of our common stock to a lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0002.

2.	During the three months ended March 31, 2017, we issued approximately 1.2 billion shares of our common stock to a second lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0001.

3.	During the three months ended March 31, 2017, we issued approximately 18 million shares of our common stock to a third lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0003.

4.	During the three months ended March 31, 2017, we issued approximately 1.5 billion shares of our common stock to a fourth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0002.

5.	During the three months ended March 31, 2017, we issued approximately 25 million shares of our common stock to a fifth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0003.

Except as discussed below, the shares of stock described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. Our reliance on Section 4(a)(2) of the Securities Act was based upon the following factors: (a) the transaction did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

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

POSITIVEID CORPORATION (Registrant)

Date: May 15, 2017	By:	/s/ William J. Caragol
William J. Caragol
Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit Index

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	First Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of PositiveID Corporation	8-K	3.1	02/03/2017
3.2	Form of Amendment to the Certificate of Designation of the Series II Convertible Preferred Stock	10-K	3.11	03/31/2017
3.3	Certificate of Elimination to Eliminate the Company’s Series I Convertible Preferred Stock	10-K	3.12	03/31/2017
4.1*	Example of Convertible Redeemable Note	8-K	4.1	01/20/2017
4.2*	Example of Collateralized Note	8-K	10.2	01/20/2017
4.3	Form of 10% Convertible Redeemable Note, due January 13, 2018, Back-End Note, with Crossover Capital Fund II, LLC	8-K	4.2	01/20/2017
10.1*	Example of Securities Purchase Agreement entered into in connection with issuance of Convertible Redeemable Notes	8-K	10.1	01/20/2017
10.2	Form of Waiver of Cross-Default, dated February 6, 2017	8-K	10.1	02/10/2017
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* During the three months ended March 31, 2017, PositiveID entered into substantially similar securities purchase agreements and issued substantially similar convertible redeemable notes on January 18 and March 24 (Crossover Capital – including a collateralized note), January 30 (GHS Investments), and March 14 (Union Capital – including a collateralized note). Subsequent to the three months ended March 31, 2017, PositiveID entered into substantially similar securities purchase agreements and issued substantially similar convertible redeemable notes on April 10 (Crossover Capital – including a collateralized note), April 17 (GHS Investments) and May 2 (Crossover Capital – including a collateralized note).

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

