Form 10-Q
period 2017-06-30
POSITIVEID Corp
filed 2017-08-14
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 10, 2017 is as follows:

Class	Number of Shares
Common Stock: $0.0001 Par Value	26,582,548

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash	$804	$40
Accounts receivable	119	307
Inventories	700	678
Prepaid expenses and other current assets	57	97
Total Current Assets	1,680	1,122

Equipment, net	118	129
Goodwill	800	800
Intangibles, net	415	492
Other assets	19	19
Total Assets	$3,032	$2,562

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$505	$394
Accrued expenses and other current liabilities	989	807
Deferred revenue	423	353
Notes and loans payable, net of discounts	511	469
Line of credit	350	150
Short-term convertible debt and accrued interest, net of discounts and premiums	5,786	4,808
Embedded conversion option liability	2,906	4,284
Tax liability	117	142
Total Current Liabilities	11,587	11,407

Long Term Liabilities:
Loan payable	13	18
Total Liabilities	11,600	11,425

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value:
Series J Convertible Preferred – 1,700 shares authorized, 71 shares issued and outstanding at June 30, 2017 and December 31, 2016, (liquidation preference of $71,000 at June 30, 2017 and December 31, 2016).	—	—
Series II Convertible Preferred – 4,000 shares authorized, 3,097 and 2,262 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively; (liquidation preference of $3,232,594 and $2,315,293, at June 30, 2017 and December 31, respectively).	—	—
Common stock, 19,995,000,000 shares authorized, $0.0001 par value; 12,240,369 and 894,909 shares issued and outstanding at June 30, 2017 and December 31, 2016.	1	—
Additional paid-in capital	153,356	148,359
Accumulated deficit	(162,018)	(157,222)
Total PositiveID Corporation Stockholders’ Deficit	(8,661)	(8,863)
Non-controlling interest in consolidated subsidiary (Note 3)	93	—
Total Stockholders’ Deficit	(8,568)	(8,863)
Total Liabilities and Stockholders’ Deficit	$3,032	$2,562

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$1,225	$1,848	$2,452	$3,512

Cost of revenue	751	1,212	1,555	2,347

Gross Profit	474	636	897	1,165

Operating expenses:
Selling, general and administrative	1,215	1,787	3,371	3,587
Research and development	156	101	257	222
Total operating expenses	1,371	1,888	3,628	3,809
Operating loss	(897)	(1,252)	(2,731)	(2,644)

Other income (expense):
Interest expense	(1,034)	(1,948)	(2,485)	(3,589)
Change in fair value of embedded conversion option liability	927	1,284	356	347
Gain on extinguishment of debt	57	—	57	—
Other income, net	25	7	32	51
Total other expense, net	(25)	(657)	(2,040)	(3,191)
Net loss	(922)	(1,909)	(4,771)	(5,835)

Preferred stock dividends	(48)	(33)	(82)	(66)
Net loss attributable to common stockholders before allocation to non-controlling interest	(970)	(1,942)	(4,853)	(5,901)
Less net income allocated to non-controlling interest in consolidated subsidiary	(25)	—	(25)	—
Net loss applicable to PositiveID Corporation common stockholders	$(995)	$(1,942)	$(4,878)	$(5,901)

Loss per common share attributable to common stockholders – basic and diluted	$(0.20)	$(467.05)	$(1.49)	$(1,626.07)

Weighted average shares outstanding – basic and diluted	5,049,540	4,158	3,268,479	3,629

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2017

(In thousands, except share data)

(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2016	2,333	$—	894,909	$—	$148,359	$(157,222)	$—	$(8,863)

Net loss	—	—	—	—	—	(4,796)	25	(4,771)
Stock based compensation - employees	—	—	—	—	125	—	—	125
Other Stock based compensation - Series II Preferred shares	835	—	—	—	852	—	—	852
Common Stock issued pursuant to convertible note conversions	—	—	10,045,460	1	1,298	—	—	1,299
Reclassification of derivative liability upon debt conversion	—	—	—	—	1,399	—	—	1,399
Reclassification of premium upon debt conversion and extinguishment	—	—	—	—	85	—	—	85
Preferred stock dividends	—	—	—	—	(82)	—	—	(82)
Sale of non-controlling interest	—	—	1,300,000	—	1,320	—	68	1,388
Balance at June 30, 2017	3,168	$—	12,240,369	$1	$153,356	$(162,018)	$93	$(8,568)

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(4,771)	$(5,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	200
Stock-based compensation	977	603
Convertible debt discounts and premium amortization	2,209	3,253
Gain on extinguishment of debt	(57)	—
Change in fair value of embedded conversion option liability	(356)	(347)
Change in contingent earn-out	—	27
Gain on disposal of property & equipment	(2)	—
Note issued as consideration for services	15	103
Foreign exchange loss	4	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	228	448
Decrease (increase) in inventory	(21)	1,111
Increase in accounts payable and other accrued expense	211	25
Increase in accrued interest	158	270
Decrease (increase) in deferred revenue	70	(1,618)
Decrease in tax liability	(33)	(58)
Net cash used in operating activities	(1,267)	(1,818)

Cash flows from investing activities:
Proceeds on sale of non-controlling interest in consolidated subsidiary	1,495	—
Transaction costs related to sale of non-controlling interest	(107)	—
Purchase of property and equipment	(15)	(11)
Proceeds on disposal of property & equipment	4	—
Net cash (used in) provided by investing activities	1,377	(11)

Cash flows from financing activities:
Proceeds from debt financing, net of fees	1,333	1,944
Payments on short-term debt	(879)	(96)
Proceeds from line of credit, net of payments	200	—
Net cash provided by financing activities	654	1,848

Net (decrease) increase in cash	(764)	19
Cash, beginning of period	40	173
Cash, end of period	$804	$192
Supplementary Cash Flow Information:
Cash paid for interest	$114	$27
Cash paid for income tax	$—	$—
Non-cash financing and investing activities:
Conversion of promissory notes into common stock	$1,299	$1,914
Stock issued for prepaid services	$—	$107
Reclassification of embedded conversion option liability upon conversion of debt	$1,399	$1,876
Premium recorded on debt	$468	$247
Reclassification of stock settled debt premium to equity upon conversion of debt	$85	$—
Discounts recorded for loan fees and original issue discount	$92	$453
Embedded conversion option liability recorded as debt discount	$378	$1,587

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

1. Organization and Basis of Presentation

PositiveID Corporation, including its wholly-owned subsidiaries PositiveID Diagnostics Inc. (“PDI”) and Thermomedics, Inc. (“Thermomedics”), and its majority owned subsidiary E-N-G Mobile Systems, Inc. (“ENG”) (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing; manufactures specialty technology vehicles; and markets the Caregiver® non-contact clinical thermometer, respectively. The Company’s fully automated pathogen detection systems and assays are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry to detect biological weapons of mass destruction. The Company is developing Firefly Dx, an automated pathogen detection system for rapid diagnostics, both for clinical and point-of-need applications. The Company also manufactures specialty technology vehicles focused primarily on mobile laboratory and communications applications. The Company’s Caregiver® thermometer is an FDA-cleared infrared thermometer for the professional healthcare market.

Authorized Common Stock

On January 30, 2017, the Company filed the First Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the State of Delaware, to increase the Company’s authorized capital stock from 3.9 billion shares to 20 billion shares (19.995 billion common) and to change the par value of the Company’s common stock from $0.001 to $0.0001. On May 19, 2017, the Company filed the Second Amendment to the Third Amended and Restated Certificate of Incorporation, as amended, with the State of Delaware, to implement a 1-for-3,000 reverse stock split of the Company’s outstanding common stock, which became effective on May 23, 2017. The reverse stock split affected the outstanding common stock as well as all Common Stock underlying convertible notes, warrants, convertible preferred stock and stock options outstanding immediately prior to the reverse stock split. The number of authorized shares was not adjusted. All share and per share amounts in the accompanying historical consolidated financial statements have been retroactively adjusted to reflect the change in the par value of the common stock and the 1-for-3,000 reverse stock split.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2017, we had a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $9.9 million, $8.6 million and $162 million, respectively, compared to a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10.3 million, $8.9 million and $157 million, respectively, as of December 31, 2016. The decrease in the working capital deficit was primarily due to increased cash from capital raised through convertible debt financings and proceeds from the sale of non-controlling interest on one of our subsidiaries (see Note 3).

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

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In fiscal 2016 and for the first six months of 2017, we raised approximately $3.8 and $1.3 million, respectively primarily from the issuance of convertible debt. In addition, during the three months ended June 30, 2017, we received approximately $1.4 million of net proceeds from the sale of non-controlling interest on one of our subsidiaries to a strategic investor (see Note 3).

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

 Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016. The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2017 and 2016 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

The unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned and majority- owned subsidiaries of which all are inactive except for PDI, Thermomedics and ENG. All intercompany balances and transactions have been eliminated in the consolidation.

Non-Controlling Interest

On June 12, 2017, the Company sold 49% ownership of one of its subsidiaries, ENG, to a strategic investor. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reports noncontrolling interest net income or loss under the heading “Net (income) loss allocated to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations based on its 51% ownership (see Note 3).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the reported periods include valuation of assets acquired and liabilities assumed in business combinations, allowance for doubtful accounts receivable, inventories valuation, estimates of depreciable lives and valuation of property and equipment, valuation of goodwill and intangible assets and related amortization period, valuation of loss and other contingencies, product warranty liabilities, valuation of derivatives, valuation of beneficial conversion features, estimate of contingent earn-out liabilities, valuation of stock-based compensation and an estimate of the deferred tax asset valuation allowance.

Inventories

Inventories consist of finished goods of our Caregiver® non-contact thermometers, and in our Mobile Lab Segment consists of finished goods, standard and manufactured frames and bodies of vehicles, components of mobile units and other materials and is stated at lower of cost and net realizable value on average basis. The Company early adopted ASU 2015-11 “Simplifying the Measurement of Inventory” on January 1, 2016, and there was no material impact. Reserves, if necessary, are recorded to reduce inventories to net realizable value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated periodically and are based on the Company’s business plan and from feedback from customers and the product development team; however, estimates can vary significantly. As of June 30, 2017 and December 31, 2016, inventory reserves were not material.

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Finished goods of Caregiver® non-contact thermometers	$55	$28
Materials inventory	645	462
Mobile vehicle inventory	—	188
	$700	$678

 POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

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

In assessing potential impairment of the intangible assets recorded in connection with the PDI, ENG and Thermomedics, as of June 30, 2017, we considered the likelihood of future cash flows attributable to such assets on a per segment basis. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets exists as of June 30, 2017. The Company performed its annual impairment test of goodwill as of December 31, 2016. As a result of this annual test, it was determined that the goodwill balance as of December 31, 2016 was not impaired. The amortization expense was approximately $39,000 and $79,000 for the three months ended June 30, 2017 and 2016, respectively and was approximately $77,500 and $179,000 for the six months ended June 30, 2017 and 2016, respectively.

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

June 30, 2017

(Unaudited)

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

Concentrations

Concentration of Deferred Revenue

As of June 30, 2017, the Company had deferred revenue of approximately $0.4 million of which 73% and 11% were from two of the Company’s customers. As of December 31, 2016, the Company had deferred revenue of approximately $0.4 million of which 54% and 20% were from two of the Company’s customers.

Concentration of Revenues

During the three months ended June 30, 2017, the Company generated revenue of approximately $1.2 million of which 50% and 13% were from two of the Company’s customers. During the six months ended June 30, 2017, the Company generated revenue of approximately $2.5 million of which 25%, 15% and 10% were from three of the Company’s customers.

Concentration of Accounts Receivable

As of June 30, 2017, the Company had accounts receivable of approximately $0.1 million of which 20%, 15% and 15% were from three of the Company’s customers. As of December 31, 2016, the Company had accounts receivable of approximately $0.3 million of which 55% and 14% were from two of the Company’s customers.

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

June 30, 2017

(Unaudited)

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

The following potentially dilutive equity securities outstanding as of June 30, 2017 and as of December 31, 2016 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive (in thousands):

	June 30, 2017	December 31, 2016
Common shares issuable under:
Convertible notes	307,007	4,429
Convertible Series II Preferred Stock	111,469	1,103
Convertible Series J Preferred Stock	2,448	34
Stock options, restricted stocks and warrants	2	2
	420,926	5,568

The Common shares issuable under the convertible notes, convertible Series II and Series J Preferred Stock was calculated using the closing bid prices at June 30, 2017 and December 31, 2016 which were $0.029 and $2.10, respectively.

Recent Accounting Pronouncements

There are no new accounting pronouncements during the six months ended June 30, 2017 other than those described below that affect the consolidated financial position of the Company or the results of its operations. Accounting Standard Updates which are not effective until after June 30, 2017, and the potential effects on the Company’s consolidated financial position or results of its operations are discussed below.

ASU 2017-11:

In July 2017, FASB issued Accounting Standards Update (“ASU”), 2017-11 —Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260).

The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect.

For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact of this accounting standard.

ASU 2017-09:

In May 2017, FASB issued Accounting Standards Update (“ASU”), 2017-09 —Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met:

1.	The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

2.	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.

3.	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update.

Effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

ASU 2017-08:

In March 2017, FASB issued Accounting Standards Update (“ASU”), 2017-08—Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this Update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities. In most cases, market participants price securities to the call date that produces the worst yield when the coupon is above current market rates (that is, the security is trading at a premium) and price securities to maturity when the coupon is below market rates (that is, the security is trading at a discount) in anticipation that the borrower will act in its economic best interest. As a result, the amendments more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument.

For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

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

3. Non-Controlling Interest in Consolidated Subsidiary

ENG Mobile Systems

On June 12, 2017, the Company entered into a Stock Purchase Agreement (“SPA”) with ENG a California corporation and Holdings ENG, LLC, a Florida limited liability company and an affiliate of East West Resources Corporation (the “Purchaser”), pursuant to which (i) the Company sold 49%, or two hundred ninety nine (299) shares of Series A Convertible Preferred Stock (the “Purchased Shares”), of ENG, (ii) the Company granted Purchaser an option to purchase up to an additional 10%, or sixty (60) shares of Series A Convertible Preferred Stock, of ENG from the Company’s holdings (the “Option Shares”) and (iii) ENG, pursuant to a stock option agreement (the “Stock Option Agreement”), granted Purchaser an option to purchase 1%, or three (3) shares of Series A Convertible Preferred Stock, of ENG directly from ENG (collectively, the “Transaction”). The Company received one million four hundred ninety-five thousand dollars ($1,495,000) or $5,000 per share of Series A Convertible Preferred Stock, in exchange for the Purchased Shares. The exercise price payable to the Company or ENG for each Option Shares is five thousand dollars ($5,000) (subject to adjustment). The Purchaser options are not exercisable until June 12, 2018.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Immediately prior to the closing of the Transaction, ENG effected a recapitalization so that there are two classes of its stock as follows: (i) 2,000 authorized shares of common stock, $0.001 par value, with 241 shares, issued and outstanding and held by the Company; and (ii) 1,000 authorized shares of Series A Convertible Preferred Stock, $0.001 par value (the “Series A Convertible Stock”), with 359 shares of Series A Convertible Stock issued and outstanding and held by the Company prior to the closing of the Transaction. After the closing of the transaction, the Company owned 60 shares of Series A Convertible Stock. Immediately following the closing of the Transaction, the Company owned 241 common shares and 60 shares of Series A Convertible Preferred Stock of ENG, or 50.2% of the voting interest in ENG; immediately following the closing of the Transaction the Purchaser owned 299 shares of Series A Convertible Preferred Stock of ENG, or 49.8% of the voting interest in ENG.

A summary of the Series A Convertible Stock of ENG is set forth below:

Voting and Protective Provisions. The Series A Convertible Stock shall vote together with the common stock of ENG, except as required by law. The Series A Convertible Stock contain protective provisions such that the vote of a majority of the outstanding shares of Series A Stock is required to engage in certain acts, including (i) file a petition in bankruptcy; (ii) create, authorize, authorize the creation of, issue or sell any equity security, any security convertible into or exercisable for any equity security or option; (iii) permit any consolidation, reorganization or merger of ENG with or into any other person; (iv) acquire all or substantially all of the properties, assets or capital stock of any other corporation or entity; (v) sell, lease or otherwise dispose of assets or properties of ENG in an aggregate amount in excess of $100,000 in any calendar year, other than in the ordinary course of business; (vi) grant any lien on or security interest in any of ENG’s assets other than in the ordinary course of business; (vii) incur any indebtedness for borrowed funds, excluding any draws on any line of credit in the ordinary course of business; (viii) create or authorize the creation of any debt security; (ix) approve or execute any contract, agreement or lease giving rise to a financial commitment or obligation of ENG other than in the ordinary course of business; (x) purchase or redeem or pay any dividend on any capital stock, make any distribution or authorize a stock split or split-up; (xi) increase or decrease the size of the Board of Directors of ENG; (xii) create, or authorize the creation of, a subsidiary; (xiii) make any loan or advance to any person, except advances in the ordinary course of business; (xiv) guarantee any indebtedness except for trade accounts of ENG arising in the ordinary course of business; (xv) make any investment inconsistent with any investment policy approved by the Board of Directors of ENG; (xvi) enter into or be a party to any transaction with (A) any director, officer or employee of ENG or any “associate” (as defined in Rule 12b-2 promulgated under the Exchange Act) of any such person or (B) any “affiliate” (as defined in Rule 12b-2 promulgated under the Exchange Act); (xvii) change the principal business of ENG, enter new lines of business, or exit the current line of business; (xviii) sell, assign, license, pledge or encumber material technology or intellectual property, other than licenses granted in the ordinary course of business; (xix) amend the Articles of Incorporation or the Bylaws of ENG (xx) purchase, option or otherwise acquire any real property or any interest therein; (xxi) dissolve, wind-up or cease operations of ENG; or (xxii) enter into any corporate strategic relationship, joint venture or partnership.

Dividends. Dividends may not be declared on any class of stock unless paid pro rata on all classes of stock.

Liquidation. Upon on any liquidation, dissolution or winding up of ENG, after payment or provision for payment of debts and other liabilities of ENG, before any distribution or payment is made to the holders common stock or any junior securities, the holders of Series A Convertible Stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $5,000 per share (subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Convertible Stock), plus any dividends declared but unpaid on such shares. The occurrence of a merger or consolidation or sale of substantially all of the assets of ENG shall be deemed to be a liquidation of ENG.

In addition, in connection with the Transaction, the Company entered into an Executive Services Agreement, dated June 12, 2017, with Purchaser and Mr. Lyle Probst, the Company’s President (the “Executive Services Agreement”), pursuant to which the Company has agreed to provide ENG the services of Mr. Probst to continue to act as President of ENG (the “Services”). As compensation for the Services, ENG will pay the Company nine thousand five hundred twenty-five dollars ($9,525) per month, for a twelve-month period.

The Company retained control over ENG and accounted for sale of the non-controlling interest as an equity transaction in accordance with ASC 810-10-42-23. No gain or loss was recognized in the accompanying unaudited consolidated statement of operations. The difference between the fair value of consideration, transaction costs and carrying amount of the non-controlling interest resulted in “net gain” in the amount of $1,242,083 which was recorded in the in the equity section of the accompanying unaudited balance sheet in additional paid in capital. The carrying amount of the non-controlling interest was recorded separate from the Company’s total equity under “non-controlling interest in consolidated subsidiaries” and was adjusted to reflect the change in ownership interest in the subsidiary as of June 30, 2017. The net gain and adjustment to the carrying amount of the non-controlling interest as of June 30, 2017 are detailed below:

 POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Sale of non-controlling interest reconciliation:
Fair value of consideration	$1,495,000
Transaction costs	(107,255)
Cash received	1,387,745
Equity allocated to non-controlling interest	(67,662)
PSID common stock issued as fee (transaction cost)	(78,000)
Net gain on sale of non-controlling interest	$1,242,083

Non-controlling interest balance reconciliation:
Beginning balance, January 1, 2017	$—
Equity allocated to non-controlling interest, June 12, 2017	67,662
Income allocated to non-controlling interest	24,864
Ending balance, June 30, 2017	$92,526

4. Equity and Debt Financing Agreements and Fair Value Measurements

Convertible Note Financings

Short-term convertible debt as of June 30, 2017 is as follows (In thousands):

	Notes	Accrued Interest	Total

Convertible notes with accrued interest accounted for as stock settled debt	$1,029	$54	$1,083
Conversion premiums	612	—	612
	1,641	54	1,695

Convertible notes with embedded derivatives	3,554	868	4,422
Derivative discounts	(240)	—	(240)
	3,314	868	4,182

Original issue discounts and loan fee discounts	(91)	—	(91)
	$4,864	$922	$5,786

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

The aggregate principal amount of both Notes I and II are issued with a 4% original issue discount whereby the aggregate principal amount of Notes I and II is $6,400,000 but the actual purchase price of Notes I and II is $6,144,000. Each of Notes I and II accrue interest at a rate equal to 12% per annum and with maturity dates, depending on the date funded, between June 26, 2016 and June 30, 2017. Notes I and II are convertible any time after the issuance date of the notes. The Purchasers have the right to convert Note I into shares of the Company’s common stock at a conversion price equal to 95% of the daily VWAP on the trading day immediately prior to the closing of each tranche. The Purchasers have the right to convert Note II into shares of the Company’s common stock at a conversion price equal to $4,200. Additionally, under certain conditions defined in Notes I and II, the notes would be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Notes I and II can be prepaid at any time upon five days’ notice to the Holder by paying an amount in cash equal to the outstanding principal and interest and a 120% premium.

During 2015, the Company had received all eight tranches under the Note I SPA ($500,000 principal in 2014 and $3,650,000 principal in 2015 which includes an additional $150,000 added to one of the agreed $500,000 monthly funding as requested by the Company), with maturity dates, depending on the date funded, between June 26, 2016 and December 29, 2016, pursuant to a convertible note. Under the agreement, the Company received $3,540,600, which was net of the $448,400 Purchaser’s expenses and legal fees and $166,000 which represents the 4% original issue discount. As of June 30, 2016, the Company has received, all six tranches under the Note II SPA ($2,281,250 in principal in 2015 and $208,333 in 2016) with maturity dates of February 15, 2017 and June 30, 2017, pursuant to a convertible note. Under the agreement, the Company received $2,143,000, which was net of Purchaser’s expenses, legal fees of $247,000 and a 4% original issue discount of $99,583. The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of Notes I and II, the Company recorded a debt discount of $387,000 in 2014, $5,116,600 in 2015 and $180,000 in 2016, totaling to $5,683,600 of debt discount recorded, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded during the six months ended June 30, 2017 was approximately $161,000 and as of June 30, 2017, the total debt discount recorded has been fully amortized. During the six months ended June 30, 2017, $208,374 of the outstanding principal and interest on Notes I and II was converted into 2,199,134 shares of common stock. As of June 30, 2017, the outstanding principal and interest on Notes I and II were $1,920,658. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,936,405 was recorded when Notes I and II were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes I and II at June 30, 2017 was $1,249,819.

On December 22, 2015, in order to finance the acquisition of ENG, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated December 22, 2015 (the “Note III SPA”) for an aggregate principal amount of $904,042 and subscription amount of $865,000, net of OID (the “Purchase Price”). The Company also reimbursed the Purchaser $30,000 for legal fees and expenses from the proceeds of the Note. Pursuant to the Note III SPA, the Company shall issue a 4% Original Issue Discount Senior Secured Convertible Promissory Note (the “Note III”) to Dominion. Note III was issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock, on a semi-monthly basis, subject to certain conditions contained in the Note III SPA. The amortization payments will begin to be due starting on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company received funding for Note III on December 24, 2015, net proceeds of $751,500 (net of the $152,542 of legal fees, expenses and OID). Note III accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity date of June 15, 2017. Note III is convertible any time after its issuance date and Dominion has the right to convert any or all of Note III into shares of the Company’s common stock at a conversion price equal to $3,300, subject to adjustment as described in Note III. Additionally, under certain conditions defined in Note III, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note III can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. In connection with the issuance of the Note III, the Company recorded a debt discount of $751,500 when Note III was entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded during the six months ended June 30, 2017 was $231,963 and as of June 30, 2017, the total debt discount record has been fully amortized. During the three months ended June 30, 2017, $450,000 of the outstanding principal and interest was paid from the proceeds received as discussed in Note 3. As of June 30, 2017, the outstanding principal and interest on Note III was $562,527. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $1,267,800 was recorded when Note III was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note III at June 30, 2017 was $366,050.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

On January 28, 2016, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated January 28, 2016 (the “Note IV SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate principal amount of $2,187,500 and subscription amount of $2,100,000 (the “Purchase Price”), net of OID. Pursuant to the Note IV SPA, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Note IV”) to the Purchaser. The Purchase Price is scheduled to be paid in six equal monthly tranches of $350,000, subject to the discretion of the Purchaser. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, on a semi-monthly basis, subject to certain conditions and limitations contained in the Note IV SPA. The amortization payments will begin on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company also reimbursed the Purchaser $20,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $10,000 from the first tranche. During the year ended December 31, 2016, the Company has received a total of $604,763 net proceeds under Note IV (net of the $93,153 of legal fees, expenses and OID). Note IV accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity dates between July 15, 2017 and March 16, 2018. Note IV is convertible any time after its issuance date and Dominion has the right to convert any or all of Note IV into shares of the Company’s common stock at a conversion price equal to $3,300 subject to adjustment as described in Note IV. Additionally, under certain conditions defined in Note IV, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note IV can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. Subsequent to the funding of the first tranche the Purchaser and the Company agreed to delay further tranches, until such time as the Purchaser and Company mutually agree, both as to timing and amount. In connection with the issuances of Note IV, the Company recorded a debt discount of $604,800 when the notes were entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded during the six months ended June 30, 2017 was $228,222. During the six months ended June 30, 2017, $104,693 of the outstanding principal and interest was converted into 1,977,766 shares of common stock. As of June 30, 2017, the outstanding principal and interest on Note IV was $664,253. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $941,800 was recorded when Note IV was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note IV at June 30, 2017 was $419,733.

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

Other Convertible Debt Financing

On March 9, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”) with a maturity date of March 9, 2017. Pursuant to Note I, the Company received $125,000 of proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability which was fully amortized during the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on Note I was fully converted into 40,968 shares of common stock. During the year ended December 31, 2016, the Company received $125,000 pursuant to Note II, net of original issue discount of $5,200 and legal fees of $5,000. In connection with the issuance of Note II, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability which was fully amortized as of December 31, 2016. As of June 30, 2017, $129,980 of the outstanding principal and interest on Note II was converted into 51,684 shares of common stock. As of June 30, 2017, Note II had an outstanding balance of $18,258. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $306,000 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note II at June 30, 2017 was $11,811.

On April 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”). Note I was funded on April 1, 2016, with a maturity date of April 1, 2017, pursuant to Note I, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on August 2, 2016, with a maturity date of April 1, 2017, pursuant to Note II, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of Notes, the Company recorded a debt discount of $250,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $77,859 during the six months ended June 30, 2017 and the total debt discount recorded has been fully amortized as of June 30, 2017. During the three months ended June 30, 2017, $27,114 of the outstanding principal and interest on the notes was converted into 402,827 shares of common stock. As of June 30, 2017, the outstanding principal and interest on the Notes were $278,268. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $311,756 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at June 30, 2017 was $181,076.

 POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

On April 28, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $437,500 (the “Notes”), with the first note being in the amount of $218,750 (“Note I”) and the second note being in the amount of $218,750 (“Note II”). Note I was funded on April 28, 2016, with a maturity date of April 27, 2017, pursuant to Note I, the Company received $190,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $20,000. Note II was initially paid for by the issuance of an offsetting $210,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on September 7, 2016, with a maturity date of April 27, 2017, pursuant to Note II, the Company received $200,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $10,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of the Notes, the Company recorded a debt discount of $390,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $143,000 during the three months ended March 31, 2017 and was fully amortized as of March 31, 2017. During the six months ended June 30, 2017, $399,014 of the outstanding principal and interest of the note was converted into 2,272,699 shares of common stock. As of June 30, 2017, the outstanding principal and interest on the Notes were $57,698. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $499,800 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at June 30, 2017 was $37,545.

On June 3, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $624,000 (the “Notes”), with the first note being in the amount of $312,000 (“Note I”) and the second note being in the amount of $312,000 (“Note II”). Note I was funded on June 3, 2016, with a maturity date of June 2, 2017, pursuant to Note I, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. Note II was initially paid for by the issuance of an offsetting $300,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded in two tranches during the year ended December 31, 2016, with a maturity date of June 2, 2017, pursuant to Note II, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 35% discount to the common stock price on the date of the note or a 35% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a debt discount of $570,000, related to the embedded conversion option derivative liability. During the three months ended March 31, 2017, $204,763 of the outstanding principal and interest of the notes was converted into 231,557 shares of common stock. The amortization expense related to that discount recorded was $282,000 for the six months ended June 30, 2017 and the total debt discount recorded was fully amortized as of June 30, 2017. As of June 30, 2017, the outstanding principal and interest on the Notes were $334,081. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $755,690 was recorded when Notes was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at June 30, 2017 was $217,394.

On July 5, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $416,000 (the “Notes”), with the first note being in the amount of $208,000 (“Note I”) and the second note being in the amount of $208,000 (“Note II”) with a maturity date of July 30, 2017. Pursuant to Note I, the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $200,000 secured note issued by the Lender to the Company (“Secured Note”). Pursuant to Note II, the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000 Note II during the three months ended March 31, 2017. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a debt discount of $380,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $271,114 for the six months ended June 30, 2017. During the three months ended June 30, 2017, $85,979 of the outstanding principal and interest of the note was converted into 2,012,066 shares of common stock. As of June 30, 2017, the outstanding principal and interest on the notes was $364,552. As the note conversion includes a “lesser of” pricing provision, a derivative liability was also recorded in the amount of $360,552. The derivative liability at June 30, 2017 for the Notes was $245,554.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

On July 6, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $132,300 (the “Notes”), with the first note being in the amount of $66,150 (“Note I”) and the second note being in the amount of $66,150 (“Note II”) with a maturity date of July 7, 2017. Pursuant to Note I, the Company received $60,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $63,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a premium of $35,619 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. As of June 30, 2017, the outstanding principal and interest on the note was $72,765.

On August 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note with a principal amount of $52,500 (the “Note”) and maturity date of April 29, 2017, pursuant to Note, the Company received $50,000 of net proceeds, net of original issue discount of $2,500. The Note bears an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the three lowest closing bid prices of the common stock for the 20 trading days prior to conversion. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $31,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. As of June 30, 2017, the outstanding principal and interest on the note was $52,025.

On August 11, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $330,000, which shall be funded in six tranches, each amounting to $50,000. The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company. Then note is convertible into shares of Company’s common stock at a 37.5% discount to the lowest volume-weighted average price for the Company’s common stock during the 15 trading days immediately preceding a conversion date. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In 2016, the Company had received three of the six tranches amounting to $150,000 of net proceeds, net of the original issue discount of $15,000. The funded tranches have maturity dates between August 17, 2017 and September 13, 2017. In connection with the issuance of the note, the Company recorded a premium of $99,000 as the note is considered stock settled debt under ASC 480, which was fully accreted during as of September 30, 2016. During the six months ended June 30, 2017, $132,938 of the outstanding principal and interest of the note was converted into 609,000 shares of common stock. As of June 30, 2017, the outstanding principal and interest on the note was $44,894.

On August 17, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $105,264 (the “Notes”), with the first note being in the amount of $52,632 (“Note I”) and the second note being in the amount of $52,632 (“Note II”). Note I was funded on August 17, 2016, with a maturity date of August 17, 2017, pursuant to Note I, the Company received $45,000 of net proceeds, net of original issue discount of $2,632 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $50,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on February 17, 2017, with a maturity date of August 17, 2017, pursuant to Note II, the Company received $45,000 of net proceeds, net of original issue discount of $2,632 and legal fees of $5,000. The Notes bear an interest rate of 10%; and is convertible into shares of Company common stock at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a debt discount of $76,189 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $60,229 for the six months ended June 30, 2017 and the total debt discount recorded was fully amortized as of June 30, 2017. During the six months ended June 30, 2017, the remaining balance of the outstanding principal and interest was fully converted into 441,619 shares of common stock and the note had no outstanding balance as of June 30, 2017. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $112,277 was recorded when the notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at June 30, 2017 was fully reclassified to equity.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

On November 30, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of three Convertible Redeemable Notes in the aggregate principal amount of $183,750 (the “Notes”), with the first note being in the amount of $52,500 (“Note I”), the second note being in the amount of $52,500 (“Note II”), and the third note being in the amount of $78,750 (“Note III”). Note I was funded on November 30, 2016, with a maturity date of December 30, 2017, pursuant to Note I, the Company received $45,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the lender (“Secured Note”), and Note III was initially be paid for by the issuance of an offsetting $75,000 secured note issued to the Company by the lender. Funding of Note II and Note III is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Notes in cash and in full prior to executing any conversions under Note II and Note III. The Notes bear an interest rate of 10%, and are due and payable on November 30, 2017. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II and Note III, which require full payment of the Secured Notes by the lender before conversions may be made. The Notes (subject to funding in the case of Note II and Note III) is convertible into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price of the common stock 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $31,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. As of June 30, 2017, the outstanding principal and interest on the note was $56,000.

On January 18, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $200,000 (the “Notes”), with the first note being in the amount of $100,000 (“Note I”), and the second note being in the amount of $100,000 (“Note II”). Note I was funded on January 18, 2017, with the Company receiving $70,000 of net proceeds (net of legal fees and OID). Note II will initially be paid for by the issuance of an offsetting $88,000 secured note issued to the Company by the lender (the “Secured Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10%, and are due and payable on January 13, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount of the lowest trading price for the Company’s common stock 20 days prior trading days including the day upon which a notice of conversion is received by the Company. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $70,000 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $35,464 for the six months ended June 30, 2017. As of June 30, 2017, the outstanding principal and interest on Note I was $104,466. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $99,742 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at June 30, 2017 was $75,598.

On January 31, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, dated January 30, 2017, providing for the purchase of a Secured Convertible Promissory Note (the “Note”), in the aggregate principal amount of $412,500. The Note was fully funded as of March 31, 2017, with the Company receiving $375,000 of net proceeds (net of OID). The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and matures12 months after the tranches are funded. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the note, the Company recorded a premium of $247,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of March 31, 2017. As of June 30, 2017, the outstanding principal and interest on the note was $426,938.

On February 15, 2017, the Company entered into an agreement with a lender, providing for the issuance of a non-cash Convertible Redeemable Note with the principal amount of $15,000 (the “Note”) as penalty interest. The Note bear an interest rate of 10%, and matures on February 17, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock at a stock at a price equal to the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount of the lowest trading price for the Company’s common stock 15 days prior trading days including the day upon which a notice of conversion is received by the Company. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Note, the Company recorded a debt discount of $8,976 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $3,750 for the six months ended June 30, 2017. As of June 30, 2017, the outstanding principal and interest on the Note was $15,547. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,976 was recorded when the Note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Note at June 30, 2017 was $10,755.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

On March 14, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”) and the second note being in the amount of $52,000 (“Note II”) with a maturity date of March 14, 2018. Note I was funded on March 14, 2017, with the Company receiving $47,500 of proceeds, net of OID of $2,000 and legal fees of $2,500. Note II was initially paid for by the issuance of an offsetting $52,000 secured note issued by the lender to the Company (“Secured Note”). Note II was funded on May 3, 2017, with the Company receiving $47,500 of proceeds, net of OID of $2,000 and legal fees of $2,500. The Notes bear an interest rate of 12%; and may converted be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Notes, the Company recorded a debt discount of $86,964 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $11,639 during the six months ended June 30, 2017. As of June 30, 2017, the outstanding principal and interest on the Notes was $106,889. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $97,555 was recorded when the Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the notes, the derivative liability balance for the Notes at June 30, 2017 was $90,399.

On March 24, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $89,150 (the “Notes”), with the first note being in the amount of $44,575 (“Note I”), and the second note being in the amount of $44,575 (“Note II”). Note I was funded on March 27, 2017, with the Company receiving $35,000 of net proceeds (net of legal fees and OID). Note II will initially be paid for by the issuance of an offsetting $39,250 secured note issued to the Company by the lender (the “Secured Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10%, and are due and payable December 24, 2017. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 days prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $26,746 as the note is considered stock settled debt under ASC 480, which was fully accreted as of March 31, 2017. As of June 30, 2017, the outstanding principal and interest on the note was $45,689.

On April 10, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $77,792 (the “Notes”), with the first note being in the amount of $38,896 (“Note I”), and the second note being in the amount of $38,896 (“Note II”). Note I was funded April 10, 2017, with the Company receiving $34,250 of net proceeds (net of original issue discount). Note II will initially be paid for by the issuance of an offsetting $34,250 secured note issued to the Company by the lender (the “Secured Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10%, and are due and payable on January 10, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II, which requires full payment of the Secured Note by the lender before conversions may be made. The Notes (subject to funding in the case of Note II) may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 days prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $23,338 as the notes is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2017. As of June 30, 2017, the outstanding principal and interest on the note was $39,868.

On April 17, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $165,000 (the “Note”), with the first tranche funded being in the amount of $50,000. Subsequent tranches will be delivered to the Company approximately bi-weekly and at the sole discretion of the lender. During the three months ended June 30, 2017, two of the three tranches were funded with the Company receiving $100,000 of net proceeds (net of 10% OID). The Note bears an interest rate of 10%, which is payable in the Company’s common stock based on the conversion formula (as defined below), and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company. The Note may be converted by the lender at any time into shares of Company’s common stock at a 37.5% discount off the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the note, the Company recorded a premium of $65,400 as the note is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2017. As of June 30, 2017, the outstanding principal and interest on the note was $111,271.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

On May 2, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $64,204.54 (the “Notes”), with the first note being in the amount of $32,102.27 (“Note I”), and the second note being in the amount of $32,102.27 (“Note II”). Note I was funded on May 3, 2017, with the Company receiving $25,000 of net proceeds (net of OID and legal fees). Note II will initially be paid for by the issuance of an offsetting $28,250.00 note issued to the Company by the lender (the “Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10%, and are due and payable on February 2, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II, which requires full payment of the Note by the lender before conversions may be made. The Notes (subject to funding in the case of Note II) may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $19,261 as the notes is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2017. As of June 30, 2017, the outstanding principal and interest on the note was $32,637.

On May 22, 2017, the Company entered into a Securities Purchase Agreement with a lender for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $50,000 (the “Note”). The Note was funded on May 25, 2017, with the Company receiving $45,000 of net proceeds (net of OID and legal fees). The Note bears an interest rate of 10%, and is due and payable on May 22, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $26,923 as the note is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2017. As of June 30, 2017, the outstanding principal and interest on the note was $50,521.

On May 23, 2017, the Company entered into a Securities Purchase Agreement with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $53,000.00 (the “Note”). The Note was funded on May 23, 2017, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 8%, and is due and payable on May 23, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 prior trading days upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2017. As of June 30, 2017, the outstanding principal and interest on the note was $53,442.

On June 6, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”), and the second note being in the amount of $52,000 (“Note II”). Note I was funded on June 6, 2017, with the Company receiving $47,500 of net proceeds (net of OID and legal fees). Note II will initially be paid for by the issuance of an offsetting $50,000 note issued to the Company by the lender (the “Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 12%, and are due and payable on June 6, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II, which requires full payment of the Note by the lender before conversions may be made. The Notes (subject to funding in the case of Note II) may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $31,200 as the note is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2017. As of June 30, 2017, the outstanding principal and interest on the note was $52,250.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full. The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012. In conjunction with the TCA Purchase Agreement and the Boeing License Agreement, Holland & Knight agreed to terminate its security interest. As of June 30, 2017, the Company had repaid $573,304 of the H&K Note and the outstanding balance was $227,209 which is included in notes payable on the consolidated balance sheet.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

On March 16, 2016, the Company entered into a factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $3,150 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount repaid of $144,900. As of September 30, 2016, the Company has repaid the outstanding principal and interest balance of this note. On June 7, 2016, the Company entered into a second factoring agreement with a lender for $51,000 to fund working capital. The Company also paid $1,020 of origination fees. The agreement requires daily repayments of $419 for an eight-month term, with the total amount to be repaid $70,380. As of December 31, 2016, the Company has repaid the outstanding principal and interest balance of this note. On September 9, 2016, the Company entered into a third factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $2,100 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount to be repaid $144,900. As of March 31, 2017, the Company has repaid the outstanding principal and interest balance of this note. On November 17, 2016, the Company entered into a fourth factoring agreement with a lender for $100,000 to fund working capital. The Company also paid $2,000 of origination fees. The agreement requires daily repayments of $821 for an eight-month term, with the total amount to be repaid $138,000. During the three months ended June 30, 2017, the Company has repaid the full amount of the outstanding principal and interest balance of this note. On March 7, 2017, the Company entered into a fifth factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $2,100 of origination fees. The agreement requires daily repayments of $1,034 for four and a half-month term, with the total amount to be repaid $144,900. On May 8, 2017, the Company entered into a sixth factoring agreement with a lender for $120,000 to fund working capital. The Company also paid $2,400 of origination fees. The agreement requires daily repayments of $1,250 for four and a half-month term, with the total amount to be repaid $166,200. During the three months June 30, 2017, the Company has repaid a total amount of $176,120 of the total outstanding balance of the debt and $148,231, remained outstanding.

On May 2, 2016, the Company, through its wholly owned subsidiary, ENG entered into a revolving line of credit (the “Line”) with California Bank of Commerce (“CBC”). The terms of the Line allow ENG to borrow against its accounts receivable and inventory to manage its project based working capital requirements. The $350,000 Line has a maturity date of May 5, 2018 and borrowings under the Line bear interest at the Wall Street Journal Prime Rate plus 1.5% (currently 5.0%). The Company has provided a guaranty of the Line to CBC. The Line also contains certain representations, warranties, covenants and events of default, including the requirement to maintain specified financial ratios. ENG currently meets all such ratios. Breaches of any of these terms could limit ENG’s ability to borrow under the Line and result in increases in the interest rate under the Line. As of June 30, 2017, $350,000 was drawn under the Line.

During the year ended December 31, 2016, the Company issued four separate convertible notes (the “Notes”) to a consultant, three of the notes had the principal amount of $20,000 each and the fourth had a principal amount of $22,500, for an aggregate principal amount of $82,500 with maturity dates between April 27, 2017 and August 27, 2017, pursuant to a consulting agreement. The Notes bear interest at 8% per annum and are convertible at a 37.5% discount to lowest closing bid price in the 15 trading days prior to conversion. In connection with the issuance of the Notes, the Company recorded a total premium of $49,500 as the notes are considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. During the six months ended June 30, 2017, $12,497 of the outstanding principal and interest on Notes were converted into 390,458 shares of common stock. As of June 30, 2017, the outstanding principal and interest of the Notes was $44,202.

On December 2015 and August 2016, the Company issued two separate convertible notes (the “Notes”) in relation to the acquisitions of Thermomedics and ENG. As of June 30, 2017, the total outstanding principal and interest on the remaining Note was $72,557. During the three months ended June 30, 2017, the remaining outstanding principal and interest balance on one of the notes was paid in full, from the proceeds on sale of non-controlling interest (see Note 3).

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

	Note Inception Date	June 30, 2017	December 31, 2016
Volatility	195 - 438%	147 - 472%	360%
Expected Term	0.4 - 1.50 years	0.17 – 1.13 years	0.01 - 1.34 years
Risk Free Interest Rate	0.21 – 1.06%	0.50 – 76.00%	0.45%

The following reflects the initial fair value on the note inception dates and changes in fair value through June 30, 2017:

Balance, December 31, 2016	$4,284,264
Note inception date fair value allocated to debt discount	376,752
Note inception date fair value allocated to other expense	40,332
Reclassification of derivative liability to equity upon debt conversion	(1,399,151)
Change in fair value	(396,224)
Embedded conversion option liability fair value at June 30, 2017	$2,905,973

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives. The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the Monte Carlo option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2017:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2016:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$4,284,264	$-	$-	$4,284,264

Balance at June 30, 2017:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$2,905,973	$-	$-	$2,905,973

5. Stockholder’s Deficit

Authorized Common Stock

On January 30, 2017, the Company filed the First Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the State of Delaware, to increase the Company’s authorized capital stock from 3.9 billion shares to 20 billion shares (19.995 billion common) and to change the par value of the Company’s common stock from $0.001 to $0.0001. On May 19, 2017, the Company filed the Second Amendment to the Third Amended and Restated Certificate of Incorporation, as amended, with the State of Delaware, to implement a 1-for-3,000 reverse stock split of the Company’s outstanding common stock, which became effective on May 23, 2017. The reverse stock split affected the outstanding common stock as well as all Common Stock underlying convertible notes, warrants, convertible preferred stock and stock options outstanding immediately prior to the reverse stock split. The number of authorized shares was not adjusted. All share and per share amounts in the accompanying historical consolidated financial statements have been adjusted retroactively to reflect the change in the par value of the common stock and the 1-for-3,000 reverse stock split.

Conversion of Convertible Notes

During the three and six months ended June 30, 2017, approximately 8.6 million and 10 million shares were issued, respectively, in connection with conversion of approximately $0.4 million and $1.3 million of convertible promissory notes, respectively (see Note 4).

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

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

On March 29, 2017, the Company issued shares of Series II Convertible Preferred shares (“Series II”) as follows: (i) 50 shares of Series II were issued to each of three independent board members as a component of their 2017 compensation (150 shares total); and (ii) 685 shares of Series II were issued to the Company’s management as a component of their 2016 incentive compensation at a stated value of $1,000 per share. These Series II is only forfeitable after the exchange date up to January 1, 2019 upon termination for cause and is, subject to acceleration in the event of conversion, redemption and certain events. In connection with the issuance of the 835 Series II shares, the Company charged $841,594 to stock based compensation expense in 2017 (which is $10,000 less than total cost as $10,000 was accrued in fiscal 2016) to reflect the Series II fair value of $1,020 per share. As of June 30, 2017, 3,097 shares of Series II were issued and outstanding.

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

On August 25, 2016, PositiveID completed the acquisition and entered into an agreement with Sanomedics and Thermomedics (the “August Agreement”), which amends certain terms of the Purchase Agreement and terminates the Control Agreement. As a result, the 125 shares of Preferred Series J stock originally issued shall be released from escrow as follows: 71 shares to Sanomedics and 54 shares returned to the Company’s treasury. As of June 30, 2017, 71 shares of Series II were issued and outstanding.

Warrants

From time to time the Company issues warrants both for compensatory purposes to consultants and advisors, and to financial institutions in conjunction with financing activities. No warrants were issued during the six months ended June 30, 2017.

As of June 30, 2017, 890 warrants to purchase the Company’s common stock have been granted outside of the Company’s plans and remain outstanding as of June 30, 2017. These warrants were granted at exercise prices ranging from $9.0 to $112,500 per share, are fully vested and are exercisable for a period of five years.

Stock Option Plans

On August 26, 2011, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the 2011 Plan, up to 1 million shares of common stock may be granted pursuant to awards. Approximately 1.0 million remaining shares may be granted under the 2011 Plan. Awards to employees under the Company’s stock option plans generally vest over a two-year period, with pro-rata vesting upon the anniversary of the grant. Awards of options have a maximum term of ten years and the Company generally issues new shares upon exercise. As of June 30, 2017, the Company had 1,207 stock options in total, under the 2011 plan and outside the plan, issued and outstanding.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

On December 4, 2015, the Company’s Board of Directors approved and adopted the Thermomedics, Inc. 2015 Flexible Stock Plan (“Thermomedics 2015 Plan”). The Thermomedics 2015 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the Thermomedics 2015 Plan, up to 5 million shares of common stock may be granted pursuant to awards. As of June 30, 2017, 342,500 options were previously issued under the Thermomedics 2015 plan to employees and consultant. These options have vested and were fully expensed as of the six months ended June 30, 2017.

There are inherent uncertainties in making estimates about forecasts of future operating results and identifying comparable companies and transactions that may be indicative of the fair value of the Company’s securities. The Company believes that the estimates of the fair value of its common stock options at each option grant date were reasonable under the circumstances.

Stock-Based Compensation Expense

Stock-based compensation expense for awards granted to employees is recognized on a straight-line basis over the requisite service period based on the grant-date fair value. Forfeitures are estimated at the time of grant and require the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded compensation expense related to stock options, restricted stock and preferred shares of approximately $0.4 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively and approximately $1.0 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

During the three months ended June 30, 2017, the Company issued 1,300,000 shares of the Company’s common stock as a fee in relation to the sale of a non- controlling interest (see Note 3) with grant date fair value of $78,000.

6. Taxes

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

During 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter. In addition, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. The Company has agreed to repay Stanley for the upfront payments, plus interest and the upfront payments made by Stanley is reflected as a liability on the accompanying consolidated balance sheet as “Tax Liability”

As of June 30, 2017, the Company had paid a total amount of $679,680 of the liability. In addition, Stanley had received a total refund of $148,325 from the CRA which was deducted from the recorded liability. Based on management’s estimate, including reconciling to Stanley’s accounts, the Company has a recorded tax liability of approximately $117,000, as reflected as a liability on the accompanying consolidated balance sheet as of June 30, 2017.

7. Commitments and Contingencies

Lease Commitments

The Company leases certain office space under non-cancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in October 18, 2018, laboratory and office space in Pleasanton, California a lease scheduled to expire in September 30, 2018 and office and manufacturing space in Concord, California which is currently on a month-to-month commitment for approximately $7,600 per month. Rent expense under operating leases totaled approximately $123,000 and $121,000 for the six months ended June 30, 2017 and 2016, respectively.

LG Capital Funding Litigation

On March 7, 2017, LG Capital Funding, LLC (“LG”), filed a complaint in the U.S. District Court of the Eastern District of New York (the “Court”), related to a 10% Convertible Redeemable Note issued by us to LG on July 7, 2016 in the amount of $66,150 (the “LG Note”). The LG Note provides that LG is entitled to convert all or any amount of the outstanding balance and accrued interest of the LG Note into shares of our Common Stock. The complaint alleges breach of contract and anticipatory breach of contract, asserting, among other things, that we failed to deliver shares of stock to LG pursuant to a notice of conversion, and failed to reserve a sufficient number of shares of stock issuable under the terms of the LG Note. On July 12, 2017, the Court denied LG’s motion for summary judgement. The Company will answer and defend against this complaint.

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

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

8. Employment Contracts and Stock Compensation to Related Parties

On April 8, 2016, the Company entered into employment contracts with both Mr. Caragol and Mr. Probst, effective January 1, 2016. The terms of Mr. Caragol’s employment contract include a three-year term and a salary of $275,000. Mr. Caragol’s salary will automatically adjust to $350,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Caragol is eligible for annual bonuses and was granted 167 stock options, which vest; (i) 57 on January 1, 2017; (ii) 55 on January 1, 2018; (iii) 55 on January 1, 2019. These options will expire on January 1, 2021. Mr. Caragol is also entitled to the use of a Company car and related expenses and an unaccountable expense allowance of $25,000. The terms of Mr. Probst’s employment contract include a three-year term and a salary of $200,000. Mr. Probst’s salary will automatically adjust to $250,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Probst is eligible for annual bonuses and was granted 100 stock options, which vest; (i) 34 on January 1, 2017; (ii) 33 on January 1, 2018; (iii) 33 on January 1, 2019. These options will expire on January 1, 2021.

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

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Mobile Labs

Our majority owned subsidiary, ENG (see Note 3), is a leader in the specialty technology vehicle market, with a focus on mobile laboratories, command and communications applications, and mobile cellular systems. ENG builds mobile laboratories specifically designed for chemical and biological detection, monitoring and analysis. ENG also provides specialty vehicle manufacturing for TV news vans and trucks, emergency response trailers, mobile command centers, infrared inspection, and other special purpose vehicles.

The following is the selected segment data for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30, 2017
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$62	$177	$986	$—	$1,225
Operating (loss)	$(224)	$(4)	$(159)	$(510)	$(897)
Depreciation and amortization	$(2)	$(27)	$(22)	$—	$(51)
Interest and other income (expense)	$7	$(1)	$—	$(31)	$(25)
Net loss	$(235)	$(5)	$(158)	$(524)	$(922)
Goodwill	$510	$91	$199	$—	$800
Segmented assets	$571	$495	$1,440	$526	$3,032
Expenditures for property and equipment	$—	$—	$—	$—	$—

	Three months ended June 30, 2016
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$—	$80	$1,768	$—	$1,848
Operating (loss)	$(293)	$(149)	$132	$(947)	$(1,252)
Depreciation and amortization	$(43)	$(27)	$(20)	$—	$(90)
Interest and other income (expense)	$7	$(1)	$—	$(663)	$(657)
Net loss	$(281)	$(149)	$130	$(1,609)	$(1,909)
Goodwill	$510	$108	$199	$—	$817
Segmented assets	$605	$634	$1,491	$126	$2,856
Expenditures for property and equipment	$—	$—	$(11)	$—	$(11)

	Six months ended June 30, 2017
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$125	$272	$2,055	$—	$2,452
Operating (loss)	$(353)	$(118)	$(364)	$(1,896)	$(2,731)
Depreciation and amortization	$(4)	$(54)	$(42)	$(1)	$(101)
Interest and other income (expense)	$13	$(2)	$2	$(2,053)	$(2,040)
Net loss	$(340)	$(120)	$(362)	$(3,949)	$(4,771)
Goodwill	$510	$91	$199	$—	$800
Segmented assets	$571	$495	$1,440	$526	$3,032
Expenditures for property and equipment	$—	$—	$(15)	$—	$(15)

	Six months ended June 30, 2016
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$—	$200	$3,312	$—	$3,512
Operating (loss)	$(546)	$(275)	$115	$(1,938)	$(2,644)
Depreciation and amortization	$(106)	$(55)	$(39)	$—	$(200)
Interest and other income (expense)	$13	$(1)	$—	$(3,203)	$(3,191)
Net loss	$(568)	$(274)	$113	$(5,106)	$(5,835)
Goodwill	$510	$108	$199	$—	$817
Segmented assets	$605	$634	$1,491	$126	$2,856
Expenditures for property and equipment	$—	$—	$(11)	$—	$(11)

POSITIVEID CORPORATION

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

10. Subsequent Events

On July 17, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $53,000 (the “Note”). The Note has been funded, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 8%, and is due and payable on April 30, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 trading day period ending on the latest complete trading day prior to the conversion date . In connection with the issuance of the note, the Company will record a premium as the notes is considered stock settled debt under ASC 480.

On August 8, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $55,000 (the “Note”). The Note has been funded, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 12%, and is due and payable on April 8, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 62.5% of the lowest closing bid prices of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company will record a premium as the notes is considered stock settled debt under ASC 480.

On August 11, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $94,500 (the “Notes”), with the first note being in the amount of $47,250 (“Note I”) and the second note being in the amount of $47,250 (“Note II”) with a maturity date of August 11, 2018. Note II was initially paid for by the issuance of an offsetting $44,250 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may converted be at any time into shares of Company common stock, convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. As the note conversion includes a “lesser of” pricing provision the Company will record a debt discount related to the embedded conversion option derivative liability.

Subsequent to June 30, 2017, the Company issued approximately 14.6 million shares of common stock in connection with the conversion of notes with a principal and interest value of approximately $146,000.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10Q (this “Report”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	the expectation that operating losses will continue for the near future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;
●	that we seek to structure our research and development on a project basis to allow management of costs and results on a discrete short-term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow us to minimize our firm fixed commitments at any given point in time;
●	that we intend to continue to explore strategic opportunities, including potential acquisition opportunities of businesses that are complementary to ours;
●	that we do not anticipate declaring any cash dividends on our common stock;
●	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and working capital requirements;
●	that our current cash resources, our expected access to capital under existing financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, that we will have sufficient funds available to meet our working capital requirements for the near-term future;
●	that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing;
●	that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;
●	that our Caregiver thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact.
●	that ENG’s mobile cellular systems offer the latest technology for testing site performance;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On December 24, 2015, the Company acquired ENG, a leader in mobile labs, homeland security and communications vehicles. The fastest growing aspect of ENG’s business over the last decade has been its mobile labs segment, which includes chemical, biological, nuclear, radiological and explosives testing in the field. ENG designs and builds these labs to customer specification in its facilities in Concord, California. The results of ENG are included in the Mobile Labs Segment. On June 12, 2017, the Company sold 49% ownership of ENG, to a strategic investor. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reported noncontrolling interest net income or loss under the heading “Net (income) loss allocated to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations based on its 51% ownership.

On January 30, 2017, the Company filed the First Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the State of Delaware, to increase the Company’s authorized capital stock from 3.9 billion shares to 20 billion shares (19.995 billion common) and to change the par value of the Company’s common stock from $0.001 to $0.0001. On May 19, 2017, the Company filed the Second Amendment to the Third Amended and Restated Certificate of Incorporation, as amended, with the State of Delaware, to implement a 1-for-3,000 reverse stock split of the Company’s outstanding common stock, which became effective on May 23, 2017. The reverse stock split affected the outstanding common stock as well as all Common Stock underlying convertible notes, warrants, convertible preferred stock and stock options outstanding immediately prior to the reverse stock split. The number of authorized shares was not adjusted. All share values and amounts in the accompanying historical consolidated financial statements have been adjusted to reflect the change in the par value of the common stock and the 1-for-3,000 reverse stock split.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following is the selected segment data for the three and months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$62	$177	$986	$—	$1,225
Cost of revenue	33	40	678	—	751

Gross profit	29	137	308	—	474

Selling, general and administrative	147	91	467	510	1,215
Research and development	106	50	—	—	156

Total operating expenses	253	141	467	510	1,371
Operating (loss)	$(224)	$(4)	$(159)	$(510)	$(897)

	Three Months Ended June 30, 2016
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$—	$80	$1,768	$—	$1,848
Cost of revenue	—	18	1,194	—	1,212

Gross profit	—	62	574	—	636

Selling, general and administrative	192	211	442	942	1,787
Research and development	101	—	—	—	101

Total operating expenses	293	211	442	942	1,888
Operating (loss)	$(293)	$(149)	$132	$(942)	$(1,252)

Revenue

We reported revenue of $1.2 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively. The Company’s current revenues are primarily generated from its Mobile Labs segment. Such revenue is recorded at the completion and delivery of mobile lab and telecommunications vehicles. As individual projects may be material, revenues from quarter to quarter can vary materially based on the timing of such deliveries.

Cost of Revenue and Gross Profit

Cost of revenue consist of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue generating products and agreements. Cost of revenue was $0.8 million and $1.2 million for three months ended June 30, 2017 and 2016, respectively. Gross profit decreased from $0.6 million in the three months ended June 30, 2016 to $0.5 million in the three months ended June 30, 2017. As individual projects may be material, revenues from quarter to quarter can vary materially based on the timing of such deliveries which resulted in the decrease in cost of revenue and gross profit.

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

Selling, general and administrative decreased by approximately $0.6 million, or 32%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This decreased was primarily driven by a decrease in marketing and overhead, selling, general and administrative costs.

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

Research and development expense increased by approximately $50,000, or 50%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase was primarily attributable to the increase in labor, and engineering costs related to the development of the Bluetooth enabled Caregiver® product.

Change in Fair Value of Embedded Conversion Option Liability

The change in fair value of embedded conversion option liability changed by approximately $0.4 million or 28%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The change was primarily attributed to the revaluation of the fair value of the embedded conversion option liability charged to other expense and the change in the fair-value of the derivative liability in the three months ended June 30, 2017. This is a non-cash income/expense item.

Interest Expense

Interest expense decreased by approximately $0.9 million or 47%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The decrease was primarily attributed to the amortization of fair value premiums and debt discounts related to the decreased level of borrowing, through convertible notes, the three months ended June 30, 2017. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following is the selected segment data for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30, 2017
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$125	$272	$2,055	$—	$2,452
Cost of revenue	33	65	1,457	—	1,555

Gross profit	92	207	598	—	897

Selling, general and administrative	289	224	962	1,896	3,371
Research and development	156	101	—	—	257

Total operating expenses	445	325	962	1,896	3,628
Operating (loss)	$(353)	$(118)	$(364)	$(1,896)	$(2,731)

	Six Months Ended June 30, 2016
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$—	$200	$3,312	$—	$3,512
Cost of revenue	—	50	2,297	—	2,347

Gross profit	—	150	1,015	—	1,165

Selling, general and administrative	329	420	900	1,938	3,587
Research and development	217	5	—	—	222

Total operating expenses	546	425	900	1,938	3,809
Operating (loss)	$(546)	$(275)	$115	$(1,938)	$(2,644)

Revenue

We reported revenue of $2.5 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively. The Company’s current revenues are primarily generated from its Mobile Labs segment. Such revenue is recorded at the completion and delivery of mobile lab and telecommunications vehicles. As individual projects may be material, revenues from quarter to quarter can vary materially based on the timing of such deliveries.

Cost of Revenue and Gross Profit

Cost of revenue consist of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue generating products and agreements. Cost of revenue was $1.6 million and $2.3 million for six months ended June 30, 2017 and 2016, respectively. Gross profit decreased from $1.2 million in the six months ended June 30, 2016 to $0.9 million in the six months ended June 30, 2017. As individual projects may be material, revenues from quarter to quarter can vary materially based on the timing of such deliveries which resulted in the decrease in cost of revenue and gross profit.

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

Selling, general and administrative expense decreased by $216,000, or 6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This decrease was primarily driven by a decrease in marketing and overhead and selling, general and administrative costs at our Mobile Lab and Medical Device segments.

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

Research and development expense increased by approximately $35,000, or 16%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase was primarily attributable to the increase in labor, and engineering costs related to the development of the Bluetooth enabled Caregiver® product.

Change in Fair Value of Embedded Conversion Option Liability

The change in fair value of embedded conversion option liability changed by approximately $9,000 or 3%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The change was primarily attributed to the revaluation of the fair value of the embedded conversion option liability charged to other expense and the change in the fair-value of the derivative liability in the six months ended June 30, 2017. This is a non-cash income/expense item.

Interest Expense

Interest expense decreased by approximately $1.1 million or 31%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The decrease was primarily attributed to the amortization of fair value premiums and debt discounts related to the decreased level of borrowing, through convertible notes, the six months ended June 30, 2017. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Liquidity and Capital Resources

As of June 30, 2017, cash totaled $804,000 compared to cash of $40,000 at December 31, 2016.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $1.3 million and $1.8 million during the six months ended June 30, 2017 and 2016, respectively, primarily to fund operating losses. This decrease in cash used in operating activities was primarily the result of decrease in operating costs related to the development of Firefly Dx product and Company marketing programs.

Cash Flows from Investing Activities

Net cash (used in) and provided by investing activities totaled approximately $1.4 million and $(11,000), respectively, during the six months ended June 30, 2017 and 2016, respectively. The cash proceeds for 2017 primarily resulted from the net cash inflows from the sale of a non-controlling interest in one of the Company’s subsidiaries.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $0.7 million and $1.8 million during the six months ended June 30, 2017 and 2016, respectively, primarily related to proceeds from the issuance of convertible notes and debentures.

Financial Condition

As of June 30, 2017, we had a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $9.9 million, $8.6 million and $162 million, respectively, compared to a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10.3 million, $8.9 million and $157 million, respectively, as of December 31, 2016. The decrease in the working capital deficit was primarily due to increased cash from capital raised through convertible debt financings and proceeds from the sale of non-controlling interest in ENG.

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

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In fiscal 2016 and for the first six months of 2017, we raised approximately $3.8 and $1.3 million, respectively primarily from the issuance of convertible debt. In addition, during the three months ended June 30, 2017, we received approximately $1.4 million of net proceeds from sale of non-controlling interest in one of our subsidiaries to a strategic investor.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of June 30, 2017. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of June 30, 2017 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of June 30, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LG Capital Funding Litigation

On March 7, 2017, LG Capital Funding, LLC (“LG”), filed a complaint in the U.S. District Court of the Eastern District of New York (the “Court”), related to a 10% Convertible Redeemable Note issued by us to LG on July 7, 2016 in the amount of $66,150 (the “LG Note”). The LG Note provides that LG is entitled to convert all or any amount of the outstanding balance and accrued interest of the LG Note into shares of our Common Stock. The complaint alleges breach of contract and anticipatory breach of contract, asserting, among other things, that we failed to deliver shares of stock to LG pursuant to a notice of conversion, and failed to reserve a sufficient number of shares of stock issuable under the terms of the LG Note. On July 12, 2017, the Court denied LG’s motion for summary judgement. The Company will answer and defend against this complaint.

Item 1A. Risk Factors.

Information regarding risk factors appears under the caption “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of Part I Item 2 of this quarterly report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017. There have been no material changes to such risk factors during the three months ended June 30, 2017.

Item 2. Unregistered Sale of Equity Securities.

During the three months ended June 30, 2017, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	During the three months ended June 30, 2017, we issued approximately 1.0 million shares of our common stock to a lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.06.

2.	During the quarter ended June 30, 2017, we issued approximately 0.9 million shares of our common stock to a second lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.01.

3.	During the quarter ended June 30, 2017, we issued approximately 2.2 million shares of our common stock to a third lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.05.

4.	During the quarter ended June 30, 2017, we issued approximately 2.2 million shares of our common stock to a fourth lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.06.

5.	During the quarter ended June 30, 2017, we issued approximately 0.4 million shares of our common stock to a fifth lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.02.

6.	During the quarter ended June 30, 2017, we issued approximately 1.9 million shares of our common stock to a sixth lender in connection with their conversion of convertible promissory notes. The notes were converted at an average price per share of $0.08

7.	On June 14, 2017, we issued 1.3 million shares of our common stock, as a fee, pursuant to a sales purchase agreement related to the sale of non-controlling interest. The shares had a grant date fair value of $78,000 based on the trading price of the Company’s common stock on the issuance date.

The securities described in this Item 2 were issued without registration in reliance upon the exemption provided, among others, by Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering. Our reliance on Section 4(a)(2) of the Securities Act was based upon the following factors: (a) the transactions did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sales of the securities took place directly between the offerees and us.

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

POSITIVEID CORPORATION (Registrant)

Date: August 14, 2017	By:	/s/ William J. Caragol
William J. Caragol
Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit Index

		Incorporated by Reference			Filed or
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Furnished Herewith
3.1	Second Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, as Amended of PositiveID Corporation	8-K	3.1	05/26/2017
4.1*	Example of Convertible Redeemable Note	8-K	4.1	04/13/2017
4.2*	Example of Collateralized Note	8-K	10.2	04/13/2017
4.3	Form of 10% Convertible Redeemable Note, due April 10, 2018, Back-End Note, with Crossover Capital Fund I, LLC	8-K	4.2	01/20/2017
10.1*	Example of Securities Purchase Agreement entered into in connection with issuance of Convertible Redeemable Notes	8-K	10.1	04/13/2017
10.2	Stock Purchase Agreement, dated as of June 12, 2017, between PositiveID Corporation, Holdings ENG, LLC and E-N-G Mobile Systems, Inc.	8-K	10.1	06/14/2017
10.3	Stockholders Agreement, dated as of June 12, 2017, between PositiveID Corporation, Holdings ENG, LLC and E-N-G Mobile Systems, Inc.	8-K	10.2	06/14/2017
10.4	Executive Services Agreement, dated as of June 12, 2017, between PositiveID Corporation, Lyle Probst and E-N-G Mobile Systems, Inc.	8-K	10.3	06/14/2017
10.5	Stock Option Agreement, dated as of June 12, 2016, between E-N-G Mobile Systems, Inc. and Holdings ENG, LLC.	8-K	10.4	06/14/2017
10.6	Form of 12% Convertible Redeemable Note, dated April 11, 2017, with APG Capital Holdings, LLC				X
10.7	Form of 12% Convertible Redeemable Back-End Note, dated April 11, 2017, with APG Capital Holdings, LLC				X
10.8	Form of 12% APG Capital Holdings, LLC Collateralized Note, dated April 11, 2017, with PositiveID Corporation				X
10.9	Form of Stock Purchase Agreement, dated April 11, 2017, with APG Capital Holdings, LLC				X
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* During the three months ended June 30, 2017, PositiveID entered into substantially similar securities purchase agreements and issued substantially similar convertible redeemable notes on April 17 (GHS Investments, LLC), May 2 (Crossover Capital – including a collateralized note), May 22 (Essex Global Investment Corp.), May 23 (PowerUp Lending Group Ltd.), June 6 (Union Capital, LLC – 12% interest and a collateralized note. Subsequent to the three months ended June 30, 2017, PositiveID entered into substantially similar securities purchase agreements and issued substantially similar convertible redeemable notes on July 17 (Power Up Lending Group Ltd. – 8% interest).

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

