Form 10-K
period 2017-12-31
POSITIVEID Corp
filed 2018-04-02
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was last sold on the OTC Pink marketplace on June 30, 2017 was $354,970. For purposes of this calculation, shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. At March 16, 2018, 3,098,141,085 shares of our common stock were outstanding.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	the expectation that operating losses will continue for the near future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

●	that we seek to structure our research and development on a project basis to allow management of costs and results on a discrete short-term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow us to minimize our firm fixed commitments at any given point in time;

●	that we intend to continue to explore strategic opportunities, including potential acquisition opportunities of businesses that are complementary to ours;

●	that we do not anticipate declaring any cash dividends on our common stock;

●	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued marketing, sales and development of our products and working capital requirements;

●	that after consideration of our current cash resources, our expected access to capital under existing financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, we will have sufficient funds available to meet our working capital requirements for the near-term future;

●	that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing;

●	that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

●	that the medical application of our FireflyDX products will require FDA clearance or CLIA waiver;

●	that FireflyDX would enable accurate diagnostics leading to more rapid and effective treatment than what is currently available with existing systems;

●	that M-BAND was developed in accordance with DHS guidelines;

●	that our Caregiver thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact.

●	that ENG’s MobiLab™ Systems have become the primary choice of mobile labs for scientific and environmental agencies and organizations throughout the country because of their productivity in the field;

●	that ENG’s mobile cellular systems offer the latest technology for testing site performance;

●	that we will receive royalties related to our license of the iglucose ™ technology to Smart Glucose Meter Corp (“SGMC”) for up to $2 million based on potential future revenues of glucose test strips sold by SGMC.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Annual Report are discussed under “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report and include:

●	our ability to predict the extent of future losses or when we will become profitable;

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our ability to fund our operations and continued development of our products, including FireflyDX;

●	our ability to target the bio-threat detection, real-time PCR, professional healthcare and specialty technology vehicle markets;

●	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities;

●	our ability to obtain patents on our products, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	our ability to be awarded government contracts;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to pay obligations when due which may result in an event of default under our financing arrangements;

●	our ability to successfully identify strategic partners or acquirers for the breath glucose detection system;

●	our ability to successfully integrate our acquisitions;

●	our ability to recover or monetize the convertible notes receivable and warrants with VeriTeQ;

●	our ability to defend against litigation.

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

PART I

Item 1. Business

The Company

PositiveID Corporation, including its wholly-owned subsidiaries PositiveID Diagnostics Inc. (“PDI”) and Thermomedics, Inc. (“Thermomedics”), and its majority-owned subsidiary, ExcitePCR Corporation (“ExcitePCR”), and its 24% owned subsidiary (as of the date of this report), E-N-G Mobile Systems, Inc. (50.2% at December 31, 2017) (“ENG”) (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing; manufactures specialty technology vehicles; and markets the Caregiver® non-contact clinical thermometer. The Company’s fully automated pathogen detection systems are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry to detect biological weapons of mass destruction. The Company is developing the FireflyDX family of products, which are automated pathogen detection systems for rapid diagnostics, in both portable and handheld forms, for clinical and point-of-need applications. The Company also manufactures specialty technology vehicles focused primarily on mobile laboratory and communications applications. The Company’s Caregiver® thermometer is an FDA-cleared infrared thermometer for the professional healthcare market.

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

On May 23, 2011, we entered into a stock purchase agreement to acquire PDI (f/k/a Microfluidic Systems), pursuant to which PDI became a wholly-owned subsidiary of the Company. The Company specializes in the production of automated instruments for a wide range of applications in the detection and processing of biological samples, ranging from rapid medical testing to airborne pathogen detection for homeland security.

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

On June 12, 2017, the Company sold 49.8% ownership of ENG to a strategic investor. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reports noncontrolling interest net income or loss under the heading “Net (income) loss allocated to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations based on its 50.2% ownership.

On August 24, 2017, the Company and its wholly-owned subsidiary PositiveID Diagnostics, Inc. (collectively, the “Seller”), entered into an Asset Purchase Agreement (“APA”) with ExcitePCR Corporation (“ExcitePCR”). Pursuant to the APA, at closing, the Seller will sell and deliver to ExcitePCR all right, title and interest in all assets used or useful in connection with the operation of the FireflyDX technology, which consists of the FireflyDX intellectual property and that of its predecessor, the Dragonfly Dx technology and products, along with patents, the applicable know how used in the development of the FireflyDX and Dragonfly Dx technology, and breadboard prototypes of both products (the “Firefly Technology”). The consideration to be paid by ExcitePCR to the Seller pursuant to the APA, will be 10,500,000 shares of common stock of ExcitePCR, and the Company will own approximately 91% of ExcitePCR post-closing of the sale (prior to any financing). As a condition to the Seller’s obligation to close the transaction, ExcitePCR shall have completed a financing transaction with net proceeds to ExcitePCR of at least $3 million. Additional conditions and deliverables at closing include a patent assignment agreement, accounting services agreement, license agreement, and certain required consents from third parties. As of December 31, 2017, ExcitePCR and the Company had not yet closed the transaction.

The Company believes that the Firefly Technology has significant potential value to stockholders. The parties have entered into the APA so ExcitePCR can secure financing and then independently pursue the development, improvement and commercialization of the Firefly Technology. The current stockholders of ExcitePCR (in addition to the Company which is the majority holder) include two third-party individuals, who are working with ExcitePCR to develop and execute the business plan of ExcitePCR. Lyle L. Probst (the Company’s President) is the Chief Executive Officer of ExcitePCR, William J. Caragol (the Company’s Chairman and CEO), is the Chairman of ExcitePCR.

On January 30, 2018, ENG, in order to raise working capital, sold additional ownership of ENG to the strategic investor and as a result of this transaction, the Company’s equity interest in ENG has decreased to 24%. At December 31, 2017 the Company owned 50.2% of ENG and controlled ENG’s assets. These assets represented between 50% and 55% of the Company’s overall assets. As a result of the decreased ownership, as of January 30, 2018, the Company no longer controls ENG’s operations which will result in the deconsolidation of ENG in 2018. The operations and assets of ENG represent a significant amount of the Company’s assets. The Company will prospectively deconsolidate the balance sheet, results of operations and cash flows of ENG in its consolidated financial statements.

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

Our Business

We are a life sciences and technology company focused primarily on the healthcare, homeland security and specialty vehicle markets. Within our detection and diagnostics business, we specialize in the development of microfluidic systems for the automated preparation of and performance of biological assays to detect biological threats and analyze biological samples at the point of need. Thermomedics markets the Caregiver non-contact thermometer to the professional healthcare market. Our ENG subsidiary manufactures specialty technology vehicles with a focus on mobile labs. PositiveID has a substantial portfolio of intellectual property related primarily to sample preparation and rapid medical testing applications, and the Caregiver non-contact thermometer.

Since its inception, we have received U.S. government grants and contracts, primarily from the Department of Homeland Security (“DHS”). We have submitted, or are in the process of submitting, bids on various potential U.S. government contracts.

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

FireflyDX

Our FireflyDX system is designed to deliver molecular diagnostic results from a sample in less than 30 minutes, which, we believe, would enable accurate diagnostics leading to more rapid and effective treatment than what is currently available with existing systems. The FireflyDX breadboard prototype system has already demonstrated the ability to detect and identify common pathogens and diseases such as E. coli, Methicillin-resistant Staphylococcus Aureus, Methicillin-susceptible Staphylococcus Aureus, Clostridium difficile, Zika virus, Ebola virus, influenza and others. FireflyDX is designed to be a simple-to-use, point-of-care, real-time polymerase chain reaction (“PCR”) device, for use by medical personnel at the point-of-need; first response teams to detect biological agents associated with weapons of mass destruction; agricultural screening in domestic sectors and developing countries; and point-of-need monitoring of pathogenic outbreaks.

We have demonstrated in our labs that the entire FireflyDX prototype design functions as intended through the complete sample purification and detection process without the use of any third-party hardware. The next step in the development of FireflyDX is to combine these processes and breadboards into single units and demonstrate the capability to run a test from putting the raw sample in the cartridge through sample preparation, PCR and real-time detection as a single system. We are currently seeking a government contract or a strategic or financial partner to help us fund the remaining development and the build of the smaller, field-able prototype for testing by third parties to prepare for commercialization.

Caregiver

Caregiver is an infrared thermometer, FDA-cleared for clinical use, that measures forehead temperature in adults, children and infants, without contact. It delivers an oral-equivalent temperature directly from the forehead in one to two seconds. Caregiver is the world’s first clinically validated, non-contact thermometer for the healthcare providers market, which includes hospitals, physicians’ offices, medical clinics, nursing homes and other long-term care institutions, and acute care hospitals. Caregiver requires minimal training and is proven as accurate as other methods of clinical thermometry, which include predictive oral/rectal/axillary electronic, infrared tympanic, temporal artery contact scanner, etc. Other temperature monitoring devices may require intensive technique concentration, which make them prone to mistaken placement or dwell time, and may require replacement metal probes, cords, or other parts. Because there is no skin contact, we believe the Caregiver thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact. Caregiver saves medical facilities the cost of probe covers (as much as $0.05 to $0.10 per temperature reading), storage space and disposal costs. It is estimated that Caregiver can offer savings of $250 or more per year per device in probe cover supplies alone.

ENG Mobile Systems

Our ENG subsidiary is a leader in the specialty technology vehicle market, with a focus on mobile laboratories, command and communications applications, and mobile cellular systems. The fastest growing segment of ENG’s business over the last decade is its mobile labs, which include government and corporate laboratories for environmental, chemical, biological, nuclear, radiological and explosives testing in the field. ENG’s MobiLab™ Systems have become the primary choice of mobile labs for scientific and environmental agencies and organizations throughout the country because of their productivity in the field. ENG has delivered more than 400 MobiLabs to customers around the world. The combination of PositiveID’s expert bio-detection technologies with ENG’s advanced mobile labs is expected to offer customers a next generation, best of breed solution in the mobile laboratory space.

ENG also provides specialty vehicle manufacturing for TV news vans and trucks, emergency response trailers, mobile command centers, infrared inspection, and other special purpose vehicles. ENG provides technical support to customers’ field personnel through its training and educational programs, and also offers customizable service and maintenance agreements. ENG’s mobile cellular systems offer temporary cell sites to boost capacity, as well as the latest technology for testing site performance. During the past 25 years, ENG has pioneered numerous engineering and design breakthroughs, and has also incorporated advanced technology in its service offerings.

Legacy Products

Between 2011 and 2013, we entered into license or sale agreements to dispose of certain technologies concentrated in the area of diabetes management and patient identification. Those products and their status are as follows:

VeriChip and GlucoChip

Throughout the course of 2012 to 2014, the Company and VeriTeQ, a business run by a former related party (CEO of the Company through 2011), entered into a number of agreements for the intellectual property related to the Company’s embedded biosensor portfolio, which ultimately resulted in a GlucoChip and a Settlement Agreement, entered into on October 20, 2014 (the “VeriTeQ Agreements”), under which the final element of the Company’s implantable microchip business was sold to VeriTeQ.

Pursuant to the VeriTeQ agreements, the Company holds a series of convertible notes that was received as payment for shared services payments that the Company made on behalf of VeriTeQ during 2011 and 2012, and advances. As of December 31, 2017, the Company had outstanding convertible notes receivable from VeriTeQ of $449,980, inclusive of accrued interest, and is also owed $541,175 of default principal and interest for a total amount receivable of $991,155. All amounts owed from VeriTeQ are fully reserved in all periods presented.

The Company also holds a five-year warrant dated November 13, 2013, with original terms entitling the Company to purchase 300,000 shares of VeriTeQ common stock at a price of $2.84 which expires November 13, 2018. Pursuant to the terms of the warrant, in particular the full quantity and pricing reset provisions, the warrant had an original dollar value of $852,000 and can be exercised using a cashless exercise feature. As of December 31, 2015, the Company exercised a portion of the warrant and recognized a gain of $355,600. As of December 31, 2017, the Company holds approximately 256,960 warrants with a dollar value of $729,000. The value of the warrant has also been fully reserved in all periods presented.

As VeriTeQ is an idle company and not capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains will be recognized.

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

Manufacturing: Distributor and Supplier Arrangements

We have historically outsourced the manufacturing of all the hardware components of our systems to third parties. As of December 31, 2017, we have not had material difficulties obtaining system components. We believe that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business. We plan to continue to outsource any manufacturing requirements of our current and under-development products.

The technology and functionality of the Caregiver thermometer was co-designed by our supplier in Taiwan, which, as discussed below, is the manufacturer and the assignor to us of the requisite U.S. governmental pre-marketing approvals. We designed the housing of our products, incorporating our extensive thermometry engineering and clinical expertise. We are in the process of designing and developing, with our supplier, all aspects, including technology, of our proposed second-generation products.

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

Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the United States to take advantage of differing regulatory requirements. If we market in foreign countries, such as the European countries, ISO 13485 is the internationally recognized standard for medical devices. Products must comply with ISO 13485 to receive the “CE” mark. We design our products to comply with the requirements of both the FDA and ISO 13485. We intend to conduct audits of our contract manufacturers to ensure compliance with these regulations. If an audit uncovers problems, there is a risk of disruption in product availability.

Upon the completion of development, we intend to apply for a Clinical Laboratory Improvement Amendments (“CLIA”) waiver from the FDA to market FireflyDX.

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

Many states currently have laws in place requiring organizations to notify individuals if there has been unauthorized access to certain unencrypted personal information. Several states also require organizations to notify the applicable state Attorney General or other governmental entity in the event of a data breach and may also require notification to consumer reporting agencies if the number of individuals involved surpasses a defined threshold. We may be required to comply with one or more of these notice of security breach laws in the event of unauthorized access to personal information. In addition to statutory penalties for a violation of the notice of security breach laws, we may be exposed to liability from affected individuals.

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

Research and Development

The principal objectives of our research and development program are to develop high-value molecular diagnostic products such as FireflyDX and M-BAND, as well as to improve the accuracy of our thermometer products so that we can complete development of and introduce our next-generation line of human thermometers to healthcare professionals and institutions. We focus our efforts on five main areas: 1) engineering efforts to extend the capabilities of our systems and to develop new systems; 2) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 3) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 4) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays; and 5) developing hardware and software for all our new thermometer models, and further clinical studies for validation.

Authorized Common Stock and Reverse Stock Split

On January 30, 2017, the Company filed the First Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the State of Delaware, to increase the Company’s authorized capital stock from 3.9 billion shares to 20 billion shares (19.995 billion common) and to change the par value of the Company’s common stock from $0.001 to $0.0001.

On May 19, 2017, the Company filed the Second Amendment to the Third Amended and Restated Certificate of Incorporation, as amended, with the State of Delaware, to implement a 1-for-3,000 reverse stock split of the Company’s outstanding common stock, which became effective on May 23, 2017. The reverse stock split affected the outstanding common stock as well as all common stock underlying convertible notes, warrants, convertible preferred stock and stock options outstanding immediately prior to the reverse stock split. The number of authorized shares was not adjusted. All share and per share amounts in this Annual Report have been retroactively adjusted to reflect the change in the par value of the Common Stock and the 1-for-3,000 reverse stock split.

On December 27, 2017, the Company received (i) a written consent in lieu of a meeting of Stockholders (the “Written Consent”) from holders of shares of voting securities representing approximately 78% of the total issued and outstanding shares of voting stock of the Company; and (ii) a unanimous written consent of the Board of Directors (the “Board”) to approve the following: the granting of discretionary authority to the Board, at any time for a period of 12 months after the date of the Written Consent, to authorize the adoption of an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s common stock at a ratio between 1 for 100 to 1 for 1,000, such ratio to be determined by the Board, or to determine not to proceed with the reverse stock split (the “Reverse Stock Split”); and the granting of discretionary authority to the Board for a period of 12 months after the date of the Written Consent, to authorize the adoption of an amendment to the Certificate of Incorporation to decrease the Company’s authorized capital stock, from 20,000,000,000 shares down to an amount not less than 50,000,000 shares, such decrease to be determined by the Board, or to determine not to proceed with the decrease in authorized capital stock (the “Decrease in Authorized Shares”). As of the date of this Annual Report, the Company had not effected the Reverse Stock Split or the Decrease in Authorized Shares.

Employees

As of March 16, 2018, PositiveID, Thermomedics and ExcitePCR had a total of 9 full-time employees, of which 3 were in management; 2 were in finance and administration; 2 were in sales, marketing and business development; and 2 were in research, development and engineering. As of March 16, 2018, ENG had a total of 21 full-time employees, of which 1 was in management; 1 was in finance and administration; 2 were in sales, marketing and business development; 2 were in research, development and engineering; and 15 were in manufacturing. We consider our relationship with our employees to be satisfactory and have not experienced any interruptions of our operations as a result of labor disagreements. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

For the years ended December 31, 2017 and 2016, we experienced net losses of $8.7 million and $13.1 million, respectively and our accumulated deficit at December 31, 2017 was $165.8 million. Until our ENG, Caregiver, Firefly and M-BAND businesses and products are profitable on a combined basis, we do not anticipate generating significant operating profits. We have submitted, or are in the process of submitting, bids on various potential new U.S. Government contracts; however, there can be no assurance that we will be successful in obtaining any such new or other contracts.

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

We believe that the Firefly Technology has significant potential value to stockholders. As a condition to our obligation to close the APA, ExcitePCR shall have completed a financing transaction with net proceeds to ExcitePCR of at least $3 million. Additional conditions and deliverables at closing include a patent assignment agreement, accounting services agreement, license agreement, and certain required consents from third parties. As of December 31, 2017, ExcitePCR and the Company had not yet closed the transaction.

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

Our annual audited financial statements for the years ended December 31, 2017 and 2016 indicate conditions that exist that raise substantial doubt as to whether we will continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain financing to fund the continued development of products and working capital requirements. If we cannot continue as a going concern, our stockholders may lose their entire investment.

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

As of March 16, 2018, our current named directors and executive officers beneficially owned, in the aggregate, approximately 65.7% of our outstanding voting securities, including 28.3% owned by our Chairman of the Board and Chief Executive Officer. As a result, if some, or all of them acted together, they would have the ability to exert substantial influence over the election of the Board and the outcome of issues requiring approval by our stockholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

On August 11, 2016, the Board of PositiveID agreed to exchange 2,025 shares of its Series I Preferred, which have a stated value of $2,025,000 and redemption value of $2,261,800 for 2,262 shares of Series II Preferred, which have a stated value of $2,262,000, held by its directors, officers and management, namely, our CEO, acting CFO and Chairman, William J. Caragol, our President, Lyle L. Probst, and our three non-employee directors, Jeffrey Cobb, Michael Krawitz, and Ned L. Siegel, as well as Allison Tomek, our Senior Vice President of Corporate Development, and Kimothy Smith, the Chief Scientific Officer of ExcitePCR (the “Exchange”). The Series II have an aggregate stated value equivalent to the redemption value of the Series I at the exchange date. Pursuant to the Exchange, each existing holder of Series I Preferred exchanged their Series I Preferred shares for Series II Preferred shares having equivalent per share stated value, maintaining the same voting rights as they had as holders of the Series I Preferred. Both the Series I Preferred and the Series II Preferred have a stated value per share of $1,000, and a dividend rate of 6% per annum. All shares of Series I Preferred previously issued have become null and void and any and all rights arising thereunder have been extinguished. The Series II Preferred is only forfeitable after the exchange date up to January 1, 2019 upon termination for cause and is subject to acceleration in the event of conversion, redemption and certain events.

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

As of March 16, 2018, there were 3,097 shares of Series II Preferred shares issued and outstanding as detailed below:

		Preferred Series II
Name	Position	Shares Issued	Common Shares Issuable Upon Conversion	Total Votes
William J. Caragol	Chairman and Chief Executive Officer	1,327	190,947,859	4,773,696,469
Lyle Probst	President	706	150,272,781	3,756,819,524
Michael E. Krawitz	Director	219	35,150,403	878,760,082
Jeffrey S. Cobb	Director	204	34,167,913	854,197,837
Ned L. Siegel	Director	176	32,333,933	808,348,313
Allison F. Tomek	SVP of Corporate Development	266	59,034,924	1,475,873,088
Kimothy Smith	Chief Scientific Officer, ExcitePCR	55	3,602,463	90,061,565
Caragol Family Irrevocable Trust		59	3,864,460	96,611,497
Kent Murray	Former SVP Finance	75	36,121,527	903,038,182
Gary O’Hara	Chief Technology Officer, Thermomedics	10	4,816,204	120,405,091
Total		3,097	550,312,467	13,757,811,648

As of March 16, 2018, per the above table, the Company’s named executive officers and directors had aggregate control of 65.7% of the Company’s voting shares out of which Mr. Caragol had control of 28.3% of the Company’s voting shares. Our officers, directors and management (in addition to the five people who make up the Majority Stockholders, this includes Allison Tomek, our Senior Vice President of Corporate Development, and Kimothy Smith, Chief Scientific Officer of ExcitePCR and Kent Murray, former Senior Vice President of Finance) have an aggregate of 13,757,811,681 votes or 81.6% of the total vote, on any matter brought to a vote of the holders of our common stock which includes 13,757,811,648 votes through the ownership of Series II Preferred Stock and 33 votes through the ownership of shares of our common stock. As a result, our named officers, directors, and management have voting control over the 16,855,952,735 of the outstanding voting shares of the Company which includes votes through the ownership of Series II Preferred Stock and ownership of outstanding common shares.

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

The medical device market in which we primarily participate is largely technology driven. Consumers historicaly move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable. Furthermore, appellate courts can overturn lower court patent decisions.

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

In 2013, we licensed the assets related to our iglucose™ technology to Smart Glucose Meter and in 2015 we licensed our breath glucose detection system and its underlying patent, which was granted in 2014. Pursuant to these agreements, we are due royalties based on future product sales, if any. The Company has been informed that the iglucose™ has received FDA 501(k) clearance, and that commercial sales are expected to begin in 2018. Should these businesses not generate significant revenues, we will not achieve royalty streams from these sales and licenses.

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

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, including shares issuable on the conversion of convertible notes payable. We may seek additional capital through one or more additional equity or convertible debt transactions in 2018; however, such transactions will be subject to market conditions and there can be no assurance any such transaction will be completed.

Current stockholders may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock issued pursuant to convertible preferred stock and debt instruments.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby. We are currently authorized to issue an aggregate of 20,000,000,000 shares of capital stock consisting of 19,995,000,000 shares of common stock and 5,000,000 shares of preferred stock with preferences and rights to be determined by our Board. As of March 16, 2018, there are 3,098,141,085 shares of our common stock, 3,097 of our Series II preferred stock and 71 of our Series J preferred stock outstanding. There are 1,203 shares of our common stock reserved for issuance pursuant to stock option agreements. We also have 883 shares of our common stock issuable upon the exercise of outstanding warrants. We also have convertible notes with approximate principal and accrued interest balances of $5,895,683 as of March 16, 2018. The notes are convertible into common stock, in the future, at prices determined at the time of conversion and the Series II and Series J are convertible at a fixed conversion price as determined in the respective agreements. The Series II and Series J and convertible notes would convert into shares of common stock on March 16, 2018, as follows:

	Principal/	Common Share Conversion
	Liquidation	At Current	At 25%	At 50%	At 75%
	Value	Market	Discount	Discount	Discount

Series II (1)	$3,377,145	550,855,463	550,855,463	550,855,463	550,855,463
Series J (2)	71,000	55,469	55,469	55,469	55,469
Convertible Notes (3)	5,895,683	94,080,766,028	78,609,112,821	117,913,669,232	235,827,338,464
	$9,343,828	94,631,676,960	79,160,023,753	118,464,580,164	236,378,249,396

(1)	Represents liquidation value, including accrued dividends, on (i) 2,262 shares of Series II, converted at $0.0168; and (ii) 835 shares of Series II converted at $0.0022, which are fixed conversion prices.
(2)	Represents liquidation value on 71 shares of Series J converted at a fixed conversion price of $1.28.
(3)	The convertible notes are convertible into common stock of the company at prices determined, in the future, at the time of conversion, at discounts of between 25% and 40% of the market price or at the lesser of a fixed amount or discount to market. This table includes common shares conversions at the closing bid price of $0.0001 on March 16, 2018, and at discounts of 25%, 50% and 75% from the closing bid price on March 16, 2018.

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

Since our common stock is thinly traded, its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to):

●	success or lack of success in being awarded research and development contracts with U.S. Government agencies, related to our FireflyDX product, or otherwise;
●	success or lack of success being granted patents for its core biological diagnostic and detection technologies;
●	introduction of competitive products into the market;
●	receipt of payments of any royalty payments under the sale and licensing agreements related to our legacy healthcare products;
●	unfavorable publicity regarding us or our products;
●	termination of development efforts of any product under development or any development or collaboration agreement.

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

Item 3. Legal Proceedings

The Company is a party to certain legal actions, as either plaintiff or defendant, arising in the ordinary course of business, with the exception of the LG Capital litigation described below, none of which had or is expected to have a material adverse effect on its business, financial condition or results of operations. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings, whether civil or criminal, settlements, judgments and investigations, claims or charges in any such matters, and developments or assertions by or against the Company relating to it or to its intellectual property rights and intellectual property licenses could have a material adverse effect on the Company’s business, financial condition and operating results.

LG Capital Funding Litigation

On March 7, 2017, LG Capital Funding, LLC (“LG”), filed a complaint in the U.S. District Court of the Eastern District of New York (the “Court”), related to a 10% Convertible Redeemable Note issued by us to LG on July 7, 2016 in the amount of $66,150 (the “LG Note”). The LG Note provides that LG is entitled to convert all or any amount of the outstanding balance and accrued interest of the LG Note into shares of our Common Stock. The complaint alleges breach of contract and anticipatory breach of contract, asserting, among other things, that we failed to deliver shares of stock to LG pursuant to a notice of conversion, and failed to reserve a sufficient number of shares of stock issuable under the terms of the LG Note. On July 12, 2017, the Court denied LG’s motion for Order to Show Cause and Request for an Injunction. The Company will continue to answer and defend against this complaint. Under ASC 450, the Company has determined that it is reasonably possible but not probable that the outcome of the litigation might be unfavorable. Based on the Company’s analysis of the outcome of the litigation, the range of potential outcomes are between $0 and $250,000. As such, the Company has recorded a loss contingency it believes reflects the most likely outcome of the litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink marketplace under the symbol “PSID.” On March 16, 2018, the last reported bid price of our common stock was $0.0001 per share. The following table presents the high and low bid price for our common stock for the periods indicated:

Fiscal Year Ended December 31, 2017	High	Low
Quarter ended December 31, 2017	$0.023	$0.0018
Quarter ended September 30, 2017	$0.047	$0.0096
Quarter ended June 30, 2017	$0.90	$0.022
Quarter ended March 31, 2017	$3.00	$0.30

Fiscal Year Ended December 31, 2016	High	Low
Quarter ended December 31, 2016	$87.00	$1.48
Quarter ended September 30, 2016	$1,035.00	$60.00
Quarter ended June 30, 2016	$2,835.00	$553.50
Quarter ended March 31, 2016	$3,375.00	$1,650.00

Holders

According to the records of our transfer agent, as of March 16, 2018, there were approximately 85 holders of record of our common stock, which number does not reflect beneficial stockholders who hold their stock in nominee or “street” name through various brokerage firms.

Dividend Policy

Any future determination with respect to the payment of dividends on our common stock will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board may deem relevant.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities during the year ended December 31, 2017, were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

1.	During the quarter ended December 31, 2017, we issued approximately 85.5 million shares of our common stock to a lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0031.

2.	During the quarter ended December 31, 2017, we issued approximately 62.5 million shares of our common stock to a second lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0025.

3.	During the quarter ended December 31, 2017, we issued approximately 48.8 million shares of our common stock to a third lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0030.

4.	During the quarter ended December 31, 2017, we issued approximately 1.5 million shares of our common stock to a fourth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0046.

5.	During the quarter ended December 31, 2017, we issued approximately 79.9 million shares of our common stock to a fifth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.0029.

The shares amounts and beneficial ownership listed in this Annual Report are as of March 16, 2018. The Company, however, during the quarter ended March 31, 2018, issued a total of approximately 4.9 billion shares of common stock for the conversion of notes with a principal value of approximately $1.0 million.

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

PositiveID is currently developing the FireflyDX family of products, which are automated, point-of-care pathogen detection systems for rapid diagnostics. PositiveID has a substantial portfolio of intellectual property related primarily to sample preparation and rapid medical testing applications.

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

On June 12, 2017, the Company sold 49.8% ownership of ENG, to a strategic investor. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reports noncontrolling interest net income or loss under the heading “Net (income) loss allocated to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations based on its 50.2% ownership.

On August 24, 2017, the Company and its wholly-owned subsidiary PositiveID Diagnostics, Inc. (collectively, the “Seller”), entered into an Asset Purchase Agreement (“APA”) with ExcitePCR Corporation (“ExcitePCR”). Pursuant to the APA, at closing, the Seller will sell and deliver to ExcitePCR all right, title and interest in all assets used or useful in connection with the operation of the FireflyDX technology, which consists of the FireflyDX intellectual property and that of its predecessor, the Dragonfly Dx technology and products, along with patents, the applicable know how used in the development of the FireflyDX and Dragonfly Dx technology, and breadboard prototypes of both products (the “Firefly Technology”). The consideration to be paid by ExcitePCR to the Seller pursuant to the APA, will be 10,500,000 shares of common stock of ExcitePCR, and the Company will own approximately 91% of ExcitePCR post-closing of the sale (prior to any financing). As a condition to the Seller’s obligation to close the transaction, ExcitePCR shall have completed a financing transaction with net proceeds to ExcitePCR of at least $3 million. Additional conditions and deliverables at closing include a patent assignment agreement, accounting services agreement, license agreement, and certain required consents from third parties. As of December 31, 2017, ExcitePCR and the Company had not yet closed the transaction.

The Company believes that the Firefly Technology has significant potential value to stockholders. The parties have entered into the APA so ExcitePCR can secure financing and then independently pursue the development, improvement and commercialization of the Firefly Technology. The current stockholders of ExcitePCR (in addition to the Company which is the majority holder) include two third-party individuals, who are working with ExcitePCR to develop and execute the business plan of ExcitePCR. Lyle L. Probst (the Company’s President) is the Chief Executive Officer of ExcitePCR, and William J. Caragol (the Company’s Chairman and CEO), is the Chairman of ExcitePCR.

On January 30, 2018, ENG, in order to raise working capital, sold additional ownership of ENG to the strategic investor and as a result of this transaction, the Company’s equity interest in ENG has decreased to 24%. At December 31, 2017 the Company owned 50.2% of ENG and controlled ENG’s assets. These assets represented between 50% and 55% of the Company’s overall assets. As a result of the decreased ownership, as of January 30, 2018, the Company no longer controls ENG’s operations which will result in the deconsolidation of ENG in 2018. The operations and assets of ENG represent a significant amount of the Company’s assets. The Company will prospectively deconsolidate the balance sheet, results of operations and cash flows of ENG in its consolidated financial statements.

Results of Operations

The Company operates in three segments: Molecular Diagnostics, Medical Devices, and Mobile Labs.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following is the selected segment data for the years ended December 31, 2017 and 2016 (in thousands).

	Year Ended December 31, 2017
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$142	$411	$4,806	$—	$5,359
Cost of revenue	39	98	3,377	—	3,514

Gross profit	103	313	1,429	—	1,845

Selling, general and administrative	529	453	1,834	3,021	5,837
Research and development	313	198	—	—	511
Impairment of goodwill and intangible asset	—	—	342	—	342

Total operating expenses	842	651	2,176	3,021	6,690
Operating (loss)	$(739)	$(338)	$(747)	$(3,021)	$(4,845)

	Year Ended December 31, 2016
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$115	$417	$5,027	$—	$5,559
Cost of revenue	8	109	3,420	—	3,537

Gross profit	107	308	1,607	—	2,022

Selling, general and administrative	651	614	1,864	5,600	8,729
Research and development	284	156	—	—	440

Total operating expenses	935	770	1,864	5,600	9,169
Operating (loss)	$(828)	$(462)	$(257)	$(5,600)	$(7,147)

Revenue

Revenue decreased by 3% from $5.6 million to $5.4 million for the years ended December 31, 2016 and 2017, respectively. The majority of the Company’s revenues in 2016 and 2017 were generated from its Mobile Labs segment. Such revenue is recorded at the completion and delivery of mobile lab and telecommunications vehicles. As individual projects may be material, revenues from quarter to quarter can vary materially based on the timing of such deliveries. The decrease in revenue was primarily attributable to several large 2015 sales that were completed, delivered and booked 2016. Management believes that this decrease is not a recurring trend, but rather a temporary decrease, as the customer satisfaction, and pipeline of new business remain healthy. However, such revenues from the Mobile Labs segment will not be presented as such due to the January 2018 deconsolidation and resulting accounting under the equity method.

Cost of Revenue and Gross Profit

Cost of revenue consists of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue producing products and agreements. Cost of revenue was $3.5 million and $3.5 million for years ended December 31, 2016 and 2017, respectively. Gross profit decreased from $2.0 million to $1.9 million during the year ended December 31, 2016 and 2017, respectively. As individual projects may be material, revenues from quarter to quarter can vary materially based on the timing of such deliveries which resulted in the decrease in gross profit as the result of lower revenues in the first half of 2017, as discussed above.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of compensation for employees in executive, sales, marketing and operational functions, including finance and accounting and corporate development. Included in selling, general and administrative expense is all non-cash, equity-based compensation. Other significant costs include depreciation and amortization, professional fees for accounting and legal services, consulting fees and facilities costs.

Selling, general and administrative expense decreased by $2.9 million, or 33%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. This decreased was primarily driven by a decrease in stock-based compensation expense. In 2016, approximately $2.0 million, a one-time non-cash expense, was charged to stock-based expense in connection with the exchange of Series I Preferred shares to Series II preferred shares.

Research and Development

Our research and development expense consist primarily of labor (both internal and contract) and materials costs associated with various development projects, including testing, developing prototypes and related expenses. Our research and development costs include payments to our development partners and acquisition of in process research and development. We seek to structure our research and development on a project basis to allow the management of costs and results on a discrete short-term project basis. This may result in quarterly expenses that rise and fall depending on the underlying project status. We expect this method of managing projects to allow us to minimize our firm fixed commitments at any given point in time.

Research and development expense increased by approximately $71,000 or 16%, from $440,000 to $511,000, for the year ended December 31, 2016 compared to the year ended December 31, 2017. The increase was primarily attributable to the increase in labor, and engineering costs related to the development of the Bluetooth capable Caregiver product.

Impairment of goodwill and intangible asset

In assessing potential impairment of the recorded intangible assets and goodwill, we performed discounted cash flow analyses and comparable assets analyses on a per segment basis and we also performed our annual impairment test of goodwill on December 31, 2017. As a result of our analysis, which included the information available in January 2018, resulting in the dilution of the Company’s interest in ENG, we have concluded based on information currently available, the carrying value of the ENG intangible asset and goodwill were impaired.

An aggregate amount of $342,327, representing the full impairment of ENG goodwill and intangible assets, was charged to impairment expense for the year ended December 31, 2017.

Change in Fair Value of Embedded Conversion Option Liability

The change in fair value of embedded conversion option liability changed from income of $1.6 million in 2016 to expense of $0.3 million in 2017 for a difference of approximately $1.9 million or 118%. The change was primarily attributed to the revaluation of the embedded conversion option liability from December 31, 2016 to December 31, 2017. This is a non-cash income/expense item.

Interest Expense and Other Income(Expense)(net)

Interest expense decreased by approximately $3.9 million or 51%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily attributed to the amortization of fair value premiums and debt discounts related to the decreased level of borrowing, through convertible notes for the year ended December 31, 2017. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Other income, net, decreased by approximately $13,000 or 21%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily attributed to the exchange rate adjustments of the outstanding tax liability balance.

Liquidity and Capital Resources

As of December 31, 2017, cash totaled $181,000 compared to cash of $40,000 at December 31, 2016.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $3.0 million and $3.6 million during the years ended December 31, 2017 and 2016, respectively, primarily to fund operating losses. This decrease in cash used in operating activities was primarily the result of the Company’s continued efforts to reduce its operating burn.

Cash Flows from Investing Activities

Net cash provided by and (used) in investing activities totaled approximately $1.4 million and $(15,000), respectively, during the years ended December 31, 2017 and 2016, respectively. The cash proceeds for 2017 primarily resulted from the net cash inflows from the sale of a non-controlling interest in the Company’s ENG subsidiary.

Cash Flows from Financing Activities

Financing activities provided net cash of approximately $1.8 million and $3.5 million during the years ended December 31, 2017 and 2016, respectively, primarily related to proceeds from the issuance of convertible notes and debentures net of repayments.

Financial Condition

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, we had a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10.6 million, $9.7 million and $165.8 million, respectively, compared to a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10.3 million, $9.0 million and $157.2 million, respectively, as of December 31, 2016. The change in the working capital deficit was primarily due to operating losses for the period and capital raised through convertible debt financings.

We have incurred operating losses and net cash used in operating activities since the merger that created PositiveID in 2009. The current 2017 operating losses are the result of research and development expenditures and selling, general and administrative expenses related to our molecular diagnostics and Caregiver products. We expect our operating losses to continue through 2018. It’s management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the issuance date of this report.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In fiscal 2017 and 2016, we raised approximately $2.7 and $3.8 million, respectively primarily from the issuance of convertible debt. In addition, during the year ended December 31, 2017, we received approximately $1.4 million of net proceeds from the sale to a strategic investor of a non-controlling interest in one of our subsidiaries.

On January 30, 2018, ENG, in order to raise working capital, sold additional ownership of ENG to the strategic investor and as a result of this transaction, the Company’s equity interest in ENG has decreased to 24%. At December 31, 2017 the Company owned 50.2% of ENG and controlled ENG’s assets. These assets represented between 50% and 55% of the Company’s overall assets. As a result of the decreased ownership, as of January 30, 2018, the Company no longer controls ENG’s operations which will result in the deconsolidation of ENG in 2018. The operations and assets of ENG represent a significant amount of the Company’s assets. The Company will prospectively deconsolidate the balance sheet, results of operations and cash flows of ENG in its consolidated financial statements effective January 30, 2018.

During 2018, we will need to raise additional capital, including capital not currently available under our current financing agreements in order to execute our business plan.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2017. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of December 31, 2017 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

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

Under the supervision and with the participation of management, including the CEO and acting CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2017, based upon the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph(d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Our directors, their ages and business experience, as of March 16, 2018, are set forth below:

Name	Positions with the Company
William J. Caragol	Chairman, Chief Executive Officer, and Acting Chief Financial Officer
Jeffrey S. Cobb	Director
Michael E. Krawitz	Director
Ned L. Siegel	Director

William J. Caragol, 51, has served as our Chief Executive Officer since August 26, 2011 and as our Chairman of the Board of Directors since December 6, 2011 and previously served as our President from May 2007 until August 26, 2011, and Treasurer since December 2006. Since September 28, 2012, Mr. Caragol has also been our acting CFO. Mr. Caragol has had over twenty-five years of experience with early and growth stage technology companies, including as the CFO of Millivision Technologies and as a Senior Manager with Deloitte. Mr. Caragol has served as a member of the Board of Directors of several public and private technology companies. He is a member of the American Institute of Certified Public Accountants and graduated from the Washington & Lee University with a Bachelor of Science in Administration and Accounting. The Board of Directors nominated Mr. Caragol as a director because of his past experience as a senior executive of other companies in the technology industry and because he holds the position of chief executive officer.

Jeffrey S. Cobb, 56, has served as a member of our Board of Directors since March 2007. Since April 2004, Mr. Cobb is the Chief Operating Officer of IT Resource Solutions.net, Inc. He is also Chief Executive Officer of Precision Background Screeners, a company he founded in 2016. Mr. Cobb served as a member of the Board of Directors of Steel Vault from March 2004 through July 22, 2008. Mr. Cobb earned his Bachelor of Science in Marketing and Management from Jacksonville University. Mr. Cobb was nominated to the Board of Directors because of his management and business development experience in technology companies.

Michael E. Krawitz, 48, has served as a member of our Board of Directors since November 2008. He currently serves as Executive Vice President, General Counsel and Corporate Secretary of York Risk Services Group, Inc. and its affiliated entities. From January 2014 to June 2015, he served as Chief Legal and Financial Officer of VeriTeQ Corporation. From November 2010 to January 2014 he served as CEO and general counsel of PEAR, LLC, a company that finances renewable energy and energy efficiency projects throughout the United States. From June 2010 until February 2011, he served as CEO of Florida Sunshine Investments I, Inc. He previously served as the chief executive officer and president of Digital Angel Corporation from December 2006 to December 2007, executive vice president, general counsel and secretary from March 2003 until December 2006, and as a member of its Board of Directors from July 2007 until December 2007. Mr. Krawitz served as a member on the Board of Directors of Steel Vault from July 2008 until November 2009. Mr. Krawitz earned a Bachelor of Arts degree from Cornell University and a juris doctorate from Harvard Law School. Mr. Krawitz was nominated to the Board of Directors due to his past experience as a CEO of Digital Angel, our former parent company, as well as his experience as an attorney.

Ned L. Siegel, 66, has served as a member of our Board of Directors since February 2011. Ambassador Siegel has had a long and distinguished career as a senior U.S. government official and businessman. He was appointed by then President George W. Bush as the U.S. Ambassador to the Commonwealth of the Bahamas from October 2007 to January 2009. He was also appointed by President Bush to serve under Ambassador John R. Bolton at the United Nations in New York, serving as the Senior Advisor to the U.S. Mission and as the U.S. representative to the 61st Session of the United Nations General Assembly. Prior to his ambassadorship, he was appointed to the Board of Directors of the Overseas Private Investment Corporation (OPIC). In addition to his public service, Ambassador Siegel has over 30 years of entrepreneurial successes. Presently, he serves as President of The Siegel Group, a multi-disciplined international business management advisory firm specializing in real estate, energy, utilities, infrastructure, financial services, oil & gas and cyber & secure technology. Ambassador Siegel also serves on the Board of Directors and Advisory Boards of other numerous public and private companies, and private equity groups. He graduated Phi Beta Kappa from the University of Connecticut in 1973 and received a juris doctorate from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina.

Executive Officers

Our executive officers, their ages and positions, as of March 16, 2018, are set forth below:

Name	Age	Position
William J. Caragol	51	Chairman of the Board, CEO and Acting CFO
Lyle L. Probst	47	President

A summary of the business experience of Mr. Caragol is set forth above.

Lyle L. Probst, 47, has served as our President since April 2014 and previously served as our vice president of operations and product development from May 2011 until April 2014. He has also served as the CEO of the Company’s ExcitePCR Corporation subsidiary since its formation in June 2017. He has 20 years of management experience with large bio-detection programs and products and joined PositiveID in 2011 at the time that PositiveID acquired Microfluidic Systems. Mr. Probst joined Microfluidic Systems in February 2007 and served as the director of project management until February 2010, and then served as the senior director of project management until April 2011. At Microfluidic Systems, Mr. Probst managed a series of programs such as the Department of Homeland Security Science & Technology BAND (Bioagent Autonomous Networked Detector) program. Before joining Microfluidic Systems, Mr. Probst directed bio-detection programs at Lawrence Livermore National Laboratory (“LLNL”) as a biomedical scientist project manager from February 2000 until February 2007. While he was at LLNL, he was instrumental in the development and deployment of BioWatch Generation 1 and was principal investigator/developer of the high-throughput BioWatch mobile laboratory and a subject matter expert within the Biodefense Knowledge Center. Mr. Probst was previously the Director of Capillary Electrophoresis and Director of Chemistries at the Joint Genome Institute. He holds a B.S. in Biology and an M.B.A in Executive Management.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2017, were timely.

Code of Business Conduct and Ethics

Our Board has approved, and we have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all of our directors, officers and employees. Our Board has also approved, and we have adopted a Code of Ethics for Senior Financial Officers or the Code for SFO, which applies to our chief executive officer and chief financial officer. The Code of Conduct and the Code for SFO are available upon written request to PositiveID Corporation, Attention: Secretary, 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. The audit committee of our Board is responsible for overseeing the Code of Conduct and the Code for SFO. Our audit committee must approve any waivers of the Code of Conduct for directors and executive officers and any waivers of the Code for SFO.

Item 11. Executive Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2017 and 2016 by:

●	each person who served as our CEO in 2017; and
●	each person who served as our CFO in 2017; and
●	each person who served as our President in 2017.

We had no other executive officers during any part of 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
William J. Caragol	2017	275,000	(1)	—		—	—		—	57,394	(2)	332,394
Chairman, Chief Executive Officer and Acting Chief Financial Officer	2016	275,000	(1)	250,000	(3)	—	498,350	(4)	—	62,790	(5)	1,086,140

Lyle Probst	2017	200,000	(6)	—		—	—		—	—		200,000
President	2016	200,000	(6)	250,000	(7)	—	299,010	(8)	—	—		749,010

(1)	Represents the $275,000 salary pursuant to Mr. Caragol’s employment contract. Pursuant to Mr. Caragol’s employment contract, $75,000 of Mr. Caragol’s salary was deferred and paid as working capital allows. As of December 31, 2017, Mr. Caragol’s deferred salary was fully paid.

(2)	The amount shown includes (i) $25,000 for an expense allowance, and (ii) $32,394 for automobile expenses.

(3)	Represents a non-cash equity grant. The amount recorded represents the grant date fair value of 250 Series II shares issued as a component of Mr. Caragol’s 2016 incentive compensation. The Series II shares were issued on March 29, 2017 and will vest on January 1, 2019.

(4)	Represents the (i) grant date fair value of 167 options to purchase Company common stock as a component of Mr. Caragol’s 2016 incentive compensation. These options were issued on January 7, 2016 and; (i) 57 vested on January 1, 2017; (ii) 55 vested on January 1, 2018; and (iii) 55 will vest on January 1, 2019.

(5)	The amount shown includes (i) $25,000 for an expense allowance, and (ii) $37,790 for automobile expenses.

(6)	Represents a salary of $200,000 pursuant to Mr. Probst’s employment contract.

(7)	Represents a non-cash equity grant. The amount recorded represents the grant date fair value of 250 Series II shares issued as a component of Mr. Probst’s 2016 incentive compensation. The Series II shares were issued on March 29, 2017 and will vest on January 1, 2019.

(8)	Represents the (i) grant date fair value of 100 options to purchase Company common stock as a component of Mr. Probst’s 2016 incentive compensation. These options were issued on January 7, 2016 and; (i) 34 vested on January 1, 2017; (ii) 33 vested on January 1, 2018; and (iii) 33 will vest on January 1, 2019.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure

Executive Employment Arrangements

2016 Executive Employment Arrangements

On April 8, 2016, the Company entered into employment contracts with both Mr. Caragol and Mr. Probst, effective January 1, 2016. The terms of Mr. Caragol’s employment contract include a three-year term and a salary of $275,000. Mr Caragol’s salary will automatically adjust to $350,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Caragol is eligible for annual bonuses and was granted 167 stock options and; (i) 57 vested on January 1, 2017; (ii) 55 vested on January 1, 2018; and (iii) 55 will vest on January 1, 2019. These options will expire on January 1, 2021. Mr. Caragol is also entitled to the use of a Company car and related expenses and an unaccountable expense allowance of $25,000. The terms of Mr. Probst’s employment contract include a three-year term and a salary of $200,000. Mr. Probst’s salary will automatically adjust to $250,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Probst is eligible for annual bonuses and was granted 100 stock options and; (i) 34 vested on January 1, 2017; (ii) 33 vested on January 1, 2018; and (iii) 33 will vest on January 1, 2019. These options will expire on January 1, 2021.

If either Mr. Caragol or Mr. Probst’s employment is terminated prior to the expiration of the term of his employment agreement, certain significant payments become due. The amount of such payments depends on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of 2.0 times and 2.95 times in the case of Mr. Probst and Mr. Caragol, respectively of the then current base salary and the same multipliers of the highest bonus paid to the executive during the three calendar years immediately prior to the change of control. Any outstanding stock options or restricted shares held by the executive as of the date of his termination or a change of control become vested and exercisable as of such date and remain exercisable during the remaining life of the option. The employment agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through two years from the date the employment agreement is terminated.

Outstanding Equity Awards as of December 31, 2017

The following table provides information as of December 31, 2017, regarding unexercised stock options and restricted stock outstanding held by Messrs. Caragol and Probst:

Outstanding Equity Awards as of December 31, 2017

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William J. Caragol	57	(1)	110	(1)	—	$3,060.00	1/1/2021	12	(2)	$0.026	(3)	—	—

Lyle Probst	34	(4)	66	(4)	—	$3,060.00	1/1/2021	4	(5)	$0.009	(3)	—	—

(1)	Mr. Caragol was granted 167 options to purchase Company common stock, issued on January 7, 2016 and; (i) 57 vested on January 1, 2017; (ii) 55 vested on January 1, 2018; and (iii) 55 will vest on January 1, 2019.
(2)	Mr. Caragol owns, as of December 31, 2017, an aggregate of 12 unvested shares of common stock which will vest on January 1, 2018.
(3)	Computed by multiplying the closing bid price of a share of our common stock on December 31, 2017, or $0.0021, by the number of shares of common stock that have not vested.
(4)	Mr. Probst was granted 100 options to purchase Company common stock, issued on January 7, 2016 and; (i) 34 vested on January 1, 2017; (ii) 33 vested on January 1, 2018; and (iii) 33 will vest on January 1, 2019.
(5)	Mr. Probst was granted 2 of restricted stock on January 8, 2013 and 2 of restricted stock on April 16, 2014 as employee incentive compensation for 2012 and 2014, respectively. These restricted shares vested on January 1, 2018.

Director Compensation

The following table provides compensation information for persons serving as members of our Board of Directors during 2017:

2017 Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
Jeffrey S. Cobb	20,000	—	—	—	—	50,000	70,000
Michael E. Krawitz	20,000	—	—	—	—	50,000	70,000
Ned L. Siegel	20,000	—	—	—	—	50,000	70,000

(1)	These fees are comprised of $5,000 per quarter, per director
(2)	Represents the grant date stated value of 50 Series II shares issued to each of the independent director as a component of their 2017 compensation. The Series II shares were issued on March 29, 2017 and will vest on January 1, 2019.

On January 9, 2015, the Board of Directors approved the 2015 Board Compensation Plan, effective immediately, where each director receives a quarterly compensation of $5,000. There were no changes made to the Board compensation during 2017.

On August 11, 2016, the Board of PositiveID agreed to exchange 2,025 shares of its Series I Preferred, which have a stated value of $2,025,000 and redemption value of $2,261,800 for 2,262 shares of Series II Preferred, which have a stated value of $2,262,000. The Series II have an aggregate and per share stated value and same voting rights at the exchange date as the Series I. Pursuant to the Exchange the independent Board of Directors director were issued Series II Preferred as follows: (i) 169 shares of Series II Preferred Stock issued to Michael E. Krawitz;(ii) 154 shares of Series II Preferred Stock issued to Jeffrey S. Cobb; (iii) 126 shares of Series II Preferred Stock issued to Ned L. Siegel for a total of 449 shares of Series II Preferred Stock in exchanged their Series I Preferred Stock.

On March 29, 2017, the Company issued 50 shares of Series II Preferred were issued to each of three independent board members as a component of their 2017 compensation (150 shares total) at a stated value of $1,000 per share. These Series II Preferred shares are only forfeitable up to January 1, 2019 upon termination for cause and is subject to acceleration in the event of conversion, redemption and certain events. As a result of the Exchange in 2016 and additional issuances in 2017, a total of 599 shares of Series II Preferred Stock were owned by the independent Board of Directors as of December 31, 2017, as detailed below:

		Preferred Series II
Name	Position	Shares Issued	Common Shares Issuable Upon Conversion	Total Votes
Michael E. Krawitz	Director	219	34,719,738	867,993,445
Jeffrey S. Cobb	Director	204	33,749,286	843,732,138
Ned L. Siegel	Director	176	31,937,775	798,444,366
Total		599	100,406,799	2,510,169,949

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of shares of our common stock as of March 16, 2018 by:

●	each of our directors;
●	each of our named executive officers;
●	all of our executive officers and directors as a group; and
●	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting and investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 16, 2018 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person. To our knowledge, except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown opposite such person’s name. The percentage of beneficial ownership is based on 3,098,141,085 shares of our common stock outstanding as of March 16, 2018. Unless otherwise noted below, the address of the persons and entities listed in the table is c/o PositiveID Corporation, 1690 South Congress Avenue, Suite 201, Delray Beach, Florida 33445. As a result, the Company’s issuance of 2,632 shares of Series II Preferred Stock to named executive officers and directors, they have the voting rights to 11,071,822,257 votes as the result of their Series II holdings. The percentage of voting rights in the table below assumes that all Series II shares held by directors and named officers are voted in any instance requiring shareholder vote.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (#)	Percent of Outstanding Shares (%)	Percent of Voting Rights (%)
Five Percent Stockholders:
William J. Caragol (1)	190,947,986	5.2%	28.3%
Dominion Capital LLC (2)	306,715,967	9.9%	* %
Union Capital, LLC (3)	306,715,967	9.9%	* %
Named Executive Officers and Directors:
William J. Caragol (1)	190,947,986	5.2%	28.3%
Lyle L. Probst (4)	150,272,852	4.1%	22.3%
Michael E. Krawitz (5)	35,150,428	1.0%	5.2%
Jeffrey S. Cobb (6)	34,167,938	0.9%	5.1%
Ned L. Siegel (7)	32,333,957	0.9%	4.8%
Executive Officers and Directors as a group (5 persons) (8)	442,873,160	12.1%	65.7%

*Less than 1%

(1)	Mr. Caragol beneficially owns 190,947,986 shares which include 15 shares of common stock and 112 options directly owned by Mr. Caragol. Mr. Caragol owns 1,077 shares of Series II Preferred, which may convert to 190,947,859 shares of common stock. The Series II Preferred will vest on January 1, 2019. On January 7, 2016, Mr. Caragol was granted 167 stock options and; (i) 57 vested on January 1, 2017; (ii) 55 vested on January 1, 2018; and (iii) 55 will vest on January 1, 2019. Only the vested options are included in the table above.

(2)	Dominion Capital LLC (“Dominion”), and Dominion’s managing members Mikhail Gurevich and Daniel Kordash, may be deemed to beneficially own shares of common stock beneficially owned by Dominion, including shares issuable to Dominion upon conversion of a series of convertible notes. The address of the principal business office of Dominion is 3 Fraser Lane, Westport, Connecticut 06880. Voting and dispositive power with respect to the shares owned by Dominion is exercised by Messrs. Gurevich and Kordash. Each of Dominion and Messrs. Gurevich and Kordash disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Dominion. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Dominion or Messrs. Gurevich and Kordash may be deemed to beneficially own or control the shares owned by Dominion.

(3)	Union Capital, LLC (“Union”), and Union’s managing member Yakov Borenstein, may be deemed to beneficially own shares of common stock beneficially owned by Union, including shares issuable to Union upon conversion of a series of convertible notes. The address of the principal business office of Union is 525 Norton Parkway, New Haven, CT 06511. Voting and dispositive power with respect to the shares owned by Union is exercised by Mr. Borenstein. Each of Union and Mr. Borenstein disclaims beneficial ownership or control of any of the securities listed above as control may be deemed to be held by the other members of Union. However, by reason of the provisions of Rule 13d-3 of the Exchange Act, as amended, Union and Mr. Borenstein may be deemed to beneficially own or control the shares owned by Union.

(4)	Includes 4 shares of our common stock and 67 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 16, 2018. Mr. Probst owns 456 shares of Series II Preferred, which may convert to 150,272,781 shares of common stock. The Series II Preferred vests on January 1, 2019. On January 7, 2016, Mr. Probst was granted 100 stock options and; (i) 34 vested on January 1, 2017; (ii) 33 vested on January 1, 2018; and (iii) 33 will vest on January 1, 2019. Only the vested options are included in the table above.

(5)	Includes 4 shares of our common stock and 20 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 16, 2018. Mr. Krawitz owns 169 shares of Series II Preferred, which may convert to 35,150,403 shares of common stock. The Series II Preferred will vest on January 1, 2019.

(6)	Includes 4 shares of our common stock and 20 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 16, 2018. Mr. Cobb owns 154 shares of Series II Preferred, which may convert to 34,167,913 shares of common stock. The Series II Preferred will vest on January 1, 2019.

(7)	Includes 4 shares of our common stock and 20 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 16, 2018. Mr. Siegel owns 126 shares of Series II Preferred, which may convert to 32,333,933 shares of common stock. The Series II Preferred will vest on January 1, 2019.

(8)	Includes shares of our common stock beneficially owned by current executive officers and directors and shares issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days of March 16, 2018, in each case as set forth in the footnotes to this table.

Equity Compensation Plan Information

The following table presents information regarding options and rights outstanding under equity our compensation plans as of December 31, 2017:

Plan Category (1)	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))

Equity compensation plans approved by security holders	—	$—	1,000,000
Equity compensation plans not approved by security holders (2)	1,203	$1,172.28	—
Total	1,203	$1,172.28	1,000,000

(1)	A narrative description of the material terms of our equity compensation plans is set forth in Note 10 to our consolidated financial statements for the year ended December 31, 2017.

(2)	We have made grants outside of our equity plans and have 883 outstanding warrants exercisable for shares of our common stock. These warrants were granted as compensation for financing transactions or for the rendering of consulting services.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since the beginning of our fiscal year 2017, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had a material interest, other than as described in the transactions set forth below.

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

As a result of the exchange in 2016 and additional issuances in 2017, 3,097 shares of Series II Preferred Stock were issued and outstanding as of December 31, 2017 as detailed below.

		Preferred Series II
Name	Position	Shares Issued	Common Shares Issuable Upon Conversion	Total Votes
William J. Caragol	Chairman and Chief Executive Officer	1,327	188,608,351	4,715,208,765
Lyle Probst	President	706	148,431,627	3,710,790,676
Michael E. Krawitz	Director	219	34,719,738	867,993,445
Jeffrey S. Cobb	Director	204	33,749,286	843,732,138
Ned L. Siegel	Director	176	31,937,775	798,444,366
Allison F. Tomek	SVP of Corporate Development	266	58,311,623	1,457,790,575
Kimothy Smith	Chief Scientific Officer, ExcitePCR	55	3,558,325	88,958,124
Caragol Family Irrevocable Trust		59	3,817,112	95,427,806
Kent Murray	Former SVP Finance	75	35,678,964	891,974,088
Gary O’Hara	Chief Technology Officer, Thermomedics	10	4,757,195	118,929,878
Total		3,097	543,569,996	13,589,249,861

As of December 31, 2017, per the above table, the Company’s named executive officers and directors had aggregate control of 78.4% of the Company’s voting shares out of which Mr. Caragol had control of 33.8% of the Company’s voting shares. Our officers, directors and management (in addition to the five people who make up the Majority Stockholders, this includes Allison Tomek, our Senior Vice President of Corporate Development, and Kimothy Smith, Chief Scientific Officer of ExcitePCR and Kent Murray, former Senior Vice President of Finance) have an aggregate of 13,589,249,894 votes or 97.4% of the total vote, on any matter brought to a vote of the holders of our common stock which includes 13,589,249,861 votes through the ownership of Series II Preferred Stock and 33 votes through the ownership of shares of our common stock. As a result, our named officers, directors, and management have voting control over the 13,948,323,461 of the outstanding voting shares of the Company which includes votes through the ownership of Series II Preferred Stock and ownership of outstanding common shares.

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

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2017 and 2016, fees for audit and audit related services were as follows:

	2017 (1)	2016 (2)

Audit Fees	$107,200	$105,000
Audit Related Fees	450	5,000
All Other Fees	—	—
Total Fees	$107,650	$110,000

(1)	Audit related fees for 2017 include review of registration statements and other SEC filings. Audit fees for 2017 relate to the 2017 fiscal year-end audit and review of the interim financial statements conducted by Salberg & Company P.A.

(2)	Audit related fees for 2016 include review of registration statements and other SEC filings. Audit fees for 2016 relate to the 2016 fiscal year-end audit and review of the interim financial statements conducted by Salberg & Company P.A.

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

All services provided by and all fees paid to Salberg & Company, P.A. in fiscal 2017 and 2016 were pre-approved by our audit committee, in accordance with its policy. None of the services described above were approved pursuant to the exception provided in Rule 2-01(c)(7)(i)(C) of Regulations S-X promulgated by the SEC.

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

POSITIVEID CORPORATION

Date: April 2, 2018	By:	/s/ William J. Caragol
William J. Caragol
Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Caragol	Chief Executive Officer, Chairman of the	April 2, 2018
William J. Caragol	Board and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Jeffrey S. Cobb	Director	April 2, 2018
Jeffrey S. Cobb

/s/ Michael E. Krawitz	Director	April 2, 2018
Michael E. Krawitz

/s/ Ned L. Siegel	Director	April 2, 2018
Ned L. Siegel

PositiveID Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of:

PositiveID Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PositiveID Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net loss and cash used in operations of $8,733,000 and $3,016,000, respectively, in 2017 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $10,627,000, $9,701,000 and $165,789,000, respectively, at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2014.

Boca Raton, Florida

March 31, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	As of December 31,
	2017	2016
Assets
Current Assets:
Cash	$181	$40
Accounts receivable, net	75	307
Inventories	433	678
Prepaid expenses and other current assets	102	97
Total Current Assets	791	1,122

Equipment, net	120	129
Goodwill	601	800
Intangibles, net	194	492
Other assets	19	19
Total Assets	$1,725	$2,562

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$295	$394
Accrued expenses and other current liabilities	1,183	807
Deferred revenue	154	353
Notes and loans payable, net of discounts	309	469
Line of credit	350	150
Short-term convertible debt and accrued interest, net of discounts and premiums	6,377	4,808
Embedded conversion option liability	2,650	4,284
Tax liability	100	142
Total Current Liabilities	11,418	11,407

Long Term Liabilities:
Loan payable	8	18
Total Liabilities	11,426	11,425

Commitments and contingencies (Note 12)

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value:
Series J Convertible Preferred – 1,700 shares authorized, 71 shares issued and outstanding at December 31, 2017 and December 31, 2016, (liquidation preference of $71,000 at December 31, 2017 and December 31, 2016).	—	—
Series II Convertible Preferred – 4,000 shares authorized, 3,097 and 2,262 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively; (liquidation preference of $3,332,479 and $2,315,293, at December 31, 2017 and December 31, 2016, respectively)	—	—
Common stock, 19,995,000,000 shares authorized, $0.0001 par value; 359,075,497 and 894,909 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	36	—
Additional paid-in capital	156,150	148,359
Accumulated deficit	(165,789)	(157,222)
Total PositiveID Corporation Stockholders’ Deficit	(9,603)	(8,863)
Non-controlling interest in consolidated subsidiary (Note 5)	(98)	—
Total Stockholders’ Deficit	(9,701)	(8,863)
Total Liabilities and Stockholders’ Deficit	$1,725	$2,562

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016

Revenues	$5,359	$5,559

Cost of revenues	3,514	3,537

Gross profit	1,845	2,022

Operating expenses:
Selling, general and administrative (including $850 and $2,025 in the years ended December 31, 2017 and 2016, respectively, reflecting a non-cash charge related to Series II Preferred Stock– see Note 10)	5,837	8,729
Research and development	511	440
Impairment of goodwill and intangible assets (see Note 6)	342	—
Total operating expenses	6,690	9,169

Operating loss	(4,845)	(7,147)

Other income (expense):
Interest expense	(3,713)	(7,652)
Change in acquisition obligations, net	—	107
Change in fair value of embedded conversion option liability	(263)	1,601
Loss (gain) on extinguishment of debt	39	(32)
Other income, net	49	62
Total other expense, net	(3,888)	(5,914)

Net loss before income tax provision	(8,733)	(13,061)
Income tax expense	—	—
Net loss	(8,733)	(13,061)

Preferred stock dividends	(181)	(155)
Net loss attributable to common stockholders before allocation to non-controlling interest	$(8,914)	$(13,216)
Less net loss allocated to non-controlling interest in consolidated subsidiary	166	—
Net loss applicable to PositiveID Corporation common stockholders	$(8,748)	$(13,216)

Net loss per common share attributable to common stockholders – basic and diluted	$(0.15)	$(168)
Weighted average shares outstanding – basic and diluted	57,824,683	78,889

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2016

(In thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2015	125	$—	2,939	$—	$132,319	$(144,161)	$—	$(11,842)
Net loss, 2016	—		—	—	—	(13,061)	—	(13,061)
Common Stock issued for services - third parties	—		243	—	169	—	—	169
Vested shares returned	—		—	—	—	—	—	—
Other Stock based compensation - employees	—		—	—	964	—	—	964
Common Stock issued pursuant to convertible note conversions	—		891,727	—	5,329	—	—	5,329
Reclassification of derivative liability upon debt conversion	—		—	—	4,676	—	—	4,676
Reclassification of premium upon debt conversion and redemption	—		—	—	305	—	—	305
Retired Series J Preferred shares	(54)		—	—	(54)	—	—	(54)
Issuance of Series II Preferred shares	2,262		—	—	4,806	—	—	4,806
Preferred stock dividends	—		—		(155)	—	—	(155)
Balance at December 31, 2016	2,333	$—	894,909	$—	$148,359	$(157,222)	$—	$(8,863)
Net loss, 2017	—	—	—	—	—	(8,567)	(166)	(8,733)
Stock based compensation - employees	—	—	—	—	236	—	—	236
Other stock-based compensation - Series II Preferred shares	835	—	—	—	852	—	—	852
Common Stock issued pursuant to convertible note conversions	—	—	356,880,588	36	2,568	—	—	2,604
Reclassification of derivative liability upon debt conversion	—	—	—	—	2,623	—	—	2,623
Reclassification of premium upon debt conversion and extinguishment	—	—	—	—	373	—	—	373
Preferred stock dividends	—	—	—	—	(181)	—	—	(181)
Sale of non-controlling interest	—	—	1,300,000	—	1,320	—	68	1,388
Balance at December 31, 2017	3,168	$—	359,075,497	$36	$156,150	$(165,789)	$(98)	$(9,701)

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(8,733)	$(13,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203	300
Stock-based compensation	1,088	3,158
(Gain) loss on extinguishment of debt	(39)	32
Convertible debt discounts and premium amortization	3,194	6,903
Note issued as consideration for services	15	145
Change in fair value of embedded conversion option liability	263	(1,601)
Impairment of goodwill and intangible asset	342	—
Change in acquisition obligations, net	—	(107)
Gain on disposal of property & equipment	(2)	—
Bad debt	2	—
Foreign exchange transaction loss	9	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Account receivable	229	334
Prepaid expenses and other assets	(5)	145
Inventory	245	1,090
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	96	(103)
Accrued interest	332	611
Deferred revenue	(198)	(1,495)
Tax liability	(57)	—
Net cash used in operating activities	(3,016)	(3,649)
Cash flows from investing activities:
Proceeds on sale of non-controlling interest in consolidated subsidiary	1,495	—
Transaction costs related to sale of non-controlling interest	(107)	—
Proceeds on disposal of property & equipment	4	—
Purchase of property and equipment	(41)	(15)
Net cash provided by (used in) investing activities	1,351	(15)
Cash flows from financing activities:
Proceeds from convertible debt financing, net of fees	2,730	3,750
Proceeds from line of credit, net	200	150
Principal payments of short-term debt	(1,124)	(369)
Net cash provided by financing activities	1,806	3,531

Net increase (decrease) in cash	141	(133)
Cash, beginning of year	40	173
Cash, end of year	$181	$40

Supplementary Cash Flow Information:
Cash paid for interest	$132	$100
Cash paid for income taxes	$—	$—
Non-cash financing and investing activities:
Conversion of promissory notes into common stock	$2,604	$5,329
Reclassification of embedded conversion option liability upon conversion of debt	$2,623	$4,676
Reclassification of stock settled debt premium upon conversion of debt	$373	$305
Embedded conversion option liability recorded as debt discount	$725	$2,776
Premium recorded on debt	$1,080	$534
Discount recorded for loan fees and original issue discount	$293	$310
Stock issued for prepaid services	$—	$156
Promissory note issued for services	$15	$145
Preferred stock, notes payable and earn-out liability consideration recorded for business combinations	$—	$75

See accompanying notes to consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

1. Organization

PositiveID Corporation, including its wholly-owned subsidiaries PositiveID Diagnostics Inc. (“PDI”) and Thermomedics, Inc. (“Thermomedics”), and its majority-owned subsidiaries, ExcitePCR Corporation (“ExcitePCR”), E-N-G Mobile Systems, Inc. (“ENG”) (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing; manufactures specialty technology vehicles; and markets the Caregiver® non-contact clinical thermometer. The Company’s fully automated pathogen detection systems are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry to detect biological weapons of mass destruction. The Company is developing the FireflyDX family of products, which are automated pathogen detection systems for rapid diagnostics, in both portable and handheld forms, for clinical and point-of-need applications. The Company also manufactures specialty technology vehicles focused primarily on mobile laboratory and communications applications. The Company’s Caregiver® thermometer is an FDA-cleared infrared thermometer for the professional healthcare market.

Authorized Common Stock and Reverse Stock Split

On January 30, 2017, the Company filed the First Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the State of Delaware, to increase the Company’s authorized capital stock from 3.9 billion shares to 20 billion shares (19.995 billion common). The November 30, 2016 filing of the Third Amended and Restated Certificate of Incorporation changed the par value of the Company’s common stock from $0.001 to $0.0001 (the “Common Stock”).

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

On December 27, 2017, the Company received (i) a written consent in lieu of a meeting of Stockholders (the “Written Consent”) from holders of shares of voting securities representing approximately 78% of the total issued and outstanding shares of voting stock of the Company; and (ii) a unanimous written consent of the Board to approve the following: the granting of discretionary authority to the Board, at any time for a period of 12 months after the date of the Written Consent, to authorize the adoption of an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s common stock at a ratio between 1 for 100 to 1 for 1,000, such ratio to be determined by the Board, or to determine not to proceed with the reverse stock split (the “Reverse Stock Split”); and the granting of discretionary authority to the Board for a period of 12 months after the date of the Written Consent, to authorize the adoption of an amendment to the Certificate of Incorporation to decrease the Company’s authorized capital stock, from 20,000,000,000 shares down to an amount not less than 50,000,000 shares, such decrease to be determined by the Board, or to determine not to proceed with the decrease in authorized capital stock (the “Decrease in Authorized Shares”). As of the date of this filing, the Company had not effected the Reverse Stock Split or the Decrease in Authorized Shares.

Going Concern

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, we had a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10.6 million, $9.7 million and $165.8 million, respectively, compared to a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10.3 million, $9.0 million and $157.2 million, respectively, as of December 31, 2016. The change in the working capital deficit was primarily due to operating losses for the period and capital raised through convertible debt financings. Net loss and net cash used in operations was $8.7 million and $3 million, respectively in 2017.

We have incurred operating losses and net cash used in operating activities since the merger that created PositiveID in 2009. The current 2017 operating losses are the result of research and development expenditures and selling, general and administrative expenses related to our molecular diagnostics and Caregiver products. We expect our operating losses to continue through 2018. It’s management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the issuance date of this report.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In fiscal 2017 and 2016, we raised approximately $2.7 and $3.8 million, respectively primarily from the issuance of convertible debt. In addition, during the year ended December 31, 2017, we received approximately $1.4 million of net proceeds from the sale to a strategic investor of a non-controlling interest in one of our subsidiaries (see Note 5).

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

2. Summary of Significant Accounting Policies

Principles of Consolidations

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries of which all are inactive except for PDI, Thermomedics, ExcitePCR and ENG. All intercompany balances and transactions have been eliminated in the consolidation.

On July 17, 2017, ExcitePCR Corporation, a majority-owned subsidiary of the Company, was formed to own and further the development of the FireflyDX family of products. ExcitePCR was incorporated in the State of Delaware (see Note 5).

Non-Controlling Interest

On June 12, 2017, the Company sold 49.2% ownership of ENG, to a strategic investor. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reports noncontrolling interest net income or loss under the heading “Net (income) loss allocated to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations based on its 50.2% ownership (see Note 5).

On August 24, 2017, the Company and its wholly-owned subsidiary PositiveID Diagnostics, Inc. (collectively, the “Seller”), entered into an Asset Purchase Agreement (“APA”) with its majority-owned subsidiary, ExcitePCR Corporation (the “Buyer”). Pursuant to the APA, at closing, the Company will own approximately 91% of the Buyer post-closing of the sale. As of December 31, 2017, the Buyer has not yet fulfilled the conditions to close the transaction which include the Buyer completing a financing of at least $3 million. (see Note 5).

 On January 30, 2018, ENG, in order to raise working capital, sold additional ownership of ENG to the strategic investor and as a result of this transaction, the Company’s equity interest in ENG has decreased to 24%. At December 31, 2017 the Company owned 50.2% of ENG and controlled ENG’s assets. These assets represented between 50% and 55% of the Company’s overall assets. As a result of the decreased ownership, as of January 30, 2018, the Company no longer controls ENG’s operations which will result in the deconsolidation of ENG in 2018. The operations and assets of ENG represent a significant amount of the Company’s assets. The Company will prospectively deconsolidate the balance sheet, results of operations and cash flows of ENG in its consolidated financial statements effective January 30, 2018. (see Note 5 and Note 15).

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

Cash and Cash Equivalents

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2017 and 2016, respectively. The Company maintained its cash in various financial institutions during the years ended December 31, 2017 and 2016. Balances were insured up to Federal Deposit Insurance Corporation (“FDIC”) limits. At times, cash deposits exceeded the federally insured limits. There were no cash deposits that exceeded the federally insured limits as of December 31, 2017.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Accounts receivable

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. As of December 31, 2017, the recorded allowance was $2,000 and no allowance was recorded at December 31, 2016.

Inventories

Inventory consists of finished goods of our Caregiver® non-contact thermometers, and in our Mobile Lab Segment consists of finished goods, standard and manufactured frames and bodies of vehicles, components of mobile units and other materials and is stated at lower of cost and net realizable value on average basis (see Note 3). The Company early adopted ASU 2015-11 “Simplifying the Measurement of Inventory” on January 1, 2016, and there was no material impact. Reserves, if necessary, are recorded to reduce inventory to net realizable value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated periodically and are based on the Company’s business plan and from feedback from customers and the product development team; however, estimates can vary significantly. As of December 31, 2017 and 2016, inventory reserves were not material.

Reserves for Warranty

The Company records a reserve at the time product revenue is recorded based on historical rates. The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. The warranty reserves were approximately $37,000 and $17,000 for the years ended December 31, 2017 and 2016, respectively, and are included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Equipment

Equipment is carried at cost less accumulated depreciation, computed using the straight-line method over the estimated useful lives. Leasehold improvements are depreciated over the shorter of the lease term or useful life, software is depreciated over 5 years, and equipment is depreciated over periods ranging from 1 to 8 years. Repairs and maintenance which do not extend the useful life of the asset are charged to expense as incurred. Gains and losses on sales and retirements are reflected in the accompanying consolidated statements of operations. Depreciation expense for 2017 and 2016 was $48,000 and $42,000, respectively.

Equipment consists of the following (in thousands):

		December 31,
	Est. Useful Lives	2017	2016
Furniture and equipment	3-5 years	$75	$62
Machinery and equipment	1-8 years	74	71
Autos	3 -5 years	55	35
Leasehold improvements	1-3 years	7	7
Total equipment		211	175
Less accumulated depreciation		(91)	(46)

Property and Equipment, Net		$120	$129

Intangible Assets and Goodwill

Intangible assets are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful lives. Customer contracts and relationships are being amortized over a period of 3 years, patents and other intellectual property are being amortized over a period of 5 years, and non-compete agreements are being amortized over 2 years (see Note 6).

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

As a result of our analysis, which included the information available in January 2018, resulting in the dilution of the Company’s interest in ENG, we have concluded based on information currently available, the carrying value of the ENG intangible asset and goodwill were impaired. An aggregate amount of $342,327, representing the full impairment of ENG goodwill and intangible assets, was charged to impairment expense in the accompanying consolidated statements of operations for the year ended December 31, 2017 (see Note 6).

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

Concentrations

Concentration of Deferred Revenue

As of December 31, 2017, the Company had deferred revenue of approximately $0.2 million of which 61% and 39% were from two of the Company’s customers. As of December 31, 2016, the Company had deferred revenue of approximately $0.4 million of which 54% and 20% were from two of the Company’s customers.

Concentration of Revenues

During the year ended December 31, 2017, the Company had revenue of approximately $5.4 million of which 23%, 9% and 8% were from three of the Company’s customers. During the year ended December 31, 2016, the Company had revenue of approximately $5.6 million of which 26%, 13% and 12% were from three of the Company’s customers.

Concentration of Accounts Receivable

As of December 31, 2017, the Company had accounts receivable of approximately $0.1 million of which 30% and 24% were from two of the Company’s customer. As of December 31, 2016, the Company had accounts receivable of approximately $0.3 million of which 55% and 14% were from two of the Company’s customers.

Concentration of Manufacturer

We currently buy our primary Thermomedics products from one third-party, sole source supplier who produces our products in its plant in Taiwan. Although we have the right to engage other manufacturers, we have not done so. Accordingly, our reliance on this supplier involves certain risks, including:

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2017 and 2016 were minimal.

Shipping and Handling

Costs incurred by the Company for freight in and freight out are included in costs of revenue. Freight in and freight out costs incurred for the years ended December 31, 2017 and 2016 were minimal.

Legal Expenses

All legal costs are charged to expense as incurred.

Convertible Notes With Fixed Rate Conversion Options

The Company has entered into convertible notes, some of which contain fixed rate conversion features, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion and records the premium to interest expense on the note issuance date.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition purposes by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from the uncertain tax positions taken or expected to be taken on a tax return and recognizes interest and penalties, if any, related to uncertain tax positions as interest expense. The Company does not have any uncertain tax positions at December 31, 2017 and 2016.

Research and Development Costs

The principal objective of our research and development program is to develop high-value molecular diagnostic products such as FireflyDX, the M-BAND system and the Caregiver. We focus our efforts on four main areas: 1) engineering efforts to extend the capabilities of our systems and to develop new systems; 2) assay development efforts to design, optimize and produce specific tests that leverage the systems and chemistry we have developed; 3) target discovery research to identify novel micro RNA targets to be used in the development of future assays; 4) chemistry research to develop innovative and proprietary methods to design and synthesize oligonucleotide primers, probes and dyes to optimize the speed, performance and ease-of-use of our assays. Research and development cost are expensed as incurred. Total research and development expense was $0.5 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” The Company operated in three business segments as of December 31, 2017: Molecular Diagnostics, Medical Devices and Mobile Labs (see Note 14).

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The following potentially dilutive equity securities outstanding as of December 31, 2017 and 2016 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	December 31,
	2017	2016
Common shares issuable under:
Convertible notes	4,615,455,033	4,429,144
Convertible Series II Preferred Stock	543,569,995	1,102,798
Convertible Series J Preferred Stock	55,469	33,810
Stock options, restricted stocks and warrants	2,086	2,127
	5,159,082,583	5,567,897

The common shares issuable under the convertible notes, convertible Series II and Series J Preferred Stock as of December 31, 2016 was calculated using the closing bid price at December 31, 2016 which was $2.10. The prices used to calculate the common shares issuable under the convertible notes, convertible Series II and Series J Preferred Stock were as follows: (i) closing bid price at December 31, 2017 which was $0.0021;(ii) fixed conversion prices of $0.0168 and $0.0022 for Series II as determined by the agreements;(iii) fixed conversion price of $1.28 for Series J (based on Series J stated value of $1,000 per share) as determined by the agreement.

Recent Accounting Pronouncements

There are no new accounting pronouncements during the year ended December 31, 2017 other than those described below that affect the consolidated financial position of the Company or the results of its operations. Accounting Standard Updates which are not effective until after December 31, 2017, and the potential effects on the Company’s consolidated financial position or results of its’ operations are discussed below.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

3. Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Finished goods of non-contact thermometers	$27	$28
Materials inventory	315	462
Mobile vehicle inventory	91	188
	$433	$678

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The estimated purchase price of the acquisition totaled $912,000, comprised of $750,000 in cash, a convertible seller note of $150,000 (“ENG Note”), and the fair value of the contingent consideration estimated at approximately $123,000, less an estimated recovery based on the closing net worth of ENG estimated at $111,000 at December 31, 2015. The fair value of the contingent consideration was estimated based upon the present value of the expected future payouts of the contingent consideration and was subject to change upon the finalization of the purchase accounting which occurred during the year ended December 31, 2016, as discussed in the paragraph above. In connection with the issuance of the ENG Note, the Company computed a premium of $50,000 as the note, at the time of issuance, was considered stock settled debt under ASC 480, all of which was amortized immediately as a non-cash expense charged to interest expense in 2016.

The ENG note matured on December 31, 2016 and had an outstanding balance of $157,664 on the maturity date. The ENG note was amended on December 31, 2016. Pursuant to the amendment, beginning January 1, 2017 (i) the holder agreed to waive all events of default so long as the Company met the obligations under this amendment; (ii) the note accrued 8% interest per annum; (iii) the holder agreed to eliminate all conversion features of the original note which resulted in the reclassification of the $50,000 interest expense, as discussed in the paragraph above, to other income as gain on extinguishment of debt;(iv) the Company made monthly payments of $8,000 for the first six months of 2017 and the remaining outstanding principal and interest balance on the ENG note was paid in full as of June 30, 2017, from the proceeds on sale of non-controlling interest (see Note 5).

The Company allocated part of the ENG purchase price to goodwill and intangible assets as reflected in the consolidated balance sheet as of December 31, 2015 and continually assess potential impairment of these assets. As a result of our analysis, which included the information available in January 2018, resulting in the dilution of the Company’s interest in ENG, we have concluded based on information currently available, the carrying value of the ENG intangible asset and goodwill were impaired. An aggregate amount of $342,327, representing the full impairment of ENG goodwill and intangible assets, was charged to impairment expense in the accompanying consolidated statements of operations for the year ended December 31, 2017 (see Note 6).

The Company acquired ENG for a number of reasons including the experience of its workforce, the quality and long history of its product offerings, its prospects for sales and profit growth, and the Company’s ability to leverage its business relationships to create new growth opportunities.

Thermomedics Acquisition

On December 4, 2015, the Company entered into several agreements related to its acquisition of all of the outstanding common stock of Thermomedics, Inc. (“Thermomedics”). One of those agreements was a Management Services and Control Agreement, dated December 4, 2015 (the “Control Agreement”), between the Company, Thermomedics, and Sanomedics, Inc. (“Sanomedics”), whereby PositiveID was appointed the manager of Thermomedics. In a separate agreement, the Company entered into a First Amendment to the Stock Purchase Agreement (the “Amendment”) with Sanomedics. The original Stock Purchase Agreement (“Purchase Agreement”) was entered into on October 21, 2015 and defines the agreed upon terms of the Company’s acquisition of all of the common stock of Thermomedics from Sanomedics. As a result of the Company assuming control of Thermomedics on December 4, 2015, it determined, pursuant to ASC 805-10-25-6, that December 4, 2015 was the acquisition date of Thermomedics for accounting purposes.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On August 25, 2016, PositiveID completed the acquisition and entered into an agreement with the Sanomedics and Thermomedics (the “August Agreement”), which amends certain terms of the Purchase Agreement and terminates the Control Agreement. The amendments to the Purchase Agreement include: (a) that any legal expense or losses incurred by PositiveID after June 30, 2016 related to the Exergen litigation shall have the effect of reducing any future earnouts that may be owed to the Sanomedics, dollar for dollar; (b) PositiveID and the Sanomedics also agreed to settle the final closing net working capital adjustment through a reduction of the Series J Preferred Stock shares to be released from escrow. As a result, the 125 shares of Preferred Series J stock originally issued shall be released from escrow as follows: 71 shares to Sanomedics and 54 shares returned to the Company’s treasury. As of December 31, 2017, the 71 shares Series J preferred stock is convertible into 55,469 of the Company’s common shares at fixed conversion price of $1.28 (based on the stated value of $1,000 per share) as determined by the agreement (see Note 2).

In connection with the acquisition, the Company issued a Convertible Promissory Note to the former CEO of the Sanomedics and President of Thermomedics (the “Holder”), dated August 25, 2016 in the aggregate principal amount of $75,000 (the “Note”). The Note bears an interest rate of 5% and is due and payable before or on August 25, 2017. The Note may be converted by the Holder at any time after February 28, 2017 into shares of Company’s common stock at a price equal to a 10% discount to the average of the three lowest daily VWAPs (volume weighted average price) of the Company’s common stock as reported for the 10 trading days prior to the day the Holder requests conversion. Any conversion will be limited by: (i) Holder may not make more than one conversion every ten trading days, and (ii) the amount of conversion shares at any conversion may not be more than the total number of shares of Common Stock traded over the ten trading days preceding the conversion notice multiplied by 5%. The Note may be prepaid in accordance with the terms set forth in the Note. The Note also contains certain representations, warranties, and events of default including if the Company fails to pay when due any amount owed on the Note and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In the event of default, at the option of the Holder and in the Holder’s sole discretion, the Holder may consider the Note immediately due and payable. The Company recorded this expense of $75,000 in the change in acquisition obligations in the accompanying consolidated statement of operations. In connection with the issuance of the Note, the Company computed a premium of $8,333 as the note, at the time of issuance, was considered a stock settled debt under ASC 480, all of which was amortized immediately as a non-cash expense charged to interest expense.

The Note was amended on June 29, 2017. Pursuant to the amendment (i) the holder agreed to waive all events of default so long as the Company met the obligations under this amendment; (ii) the holder agreed to eliminate all conversion features of the original note which resulted in the reclassification of the $8,333 interest expense, as discussed in the paragraph above, to other income as gain on extinguishment of debt;(iii) the Company agreed to a payment amortization schedule in which the Company pays monthly payments of $5,000 until the note is paid in full. As of December 31, 2017, the outstanding principal and interest on the remaining note was $44,168 (see Note 9).

In consideration for the Note, the Company entered into a Consent and Release by and between the Company, Thermomedics, the Holder and Vitacura LLC, a Florida limited liability corporation (“Vitacura”), which is wholly owned by the Holder (the “Release”), pursuant to which the Holder and Vitacura agreed to release the Company and Thermomedics from any and all causes of action.

In connection with the acquisition, additional earn-out payments of up to $750,000 for each of the fiscal years ending December 31, 2017 and 2016 may be earned by the Thermomedics if certain revenue thresholds are met as described in the Purchase Agreement. Such earn-out payments, if any, will consist of 25% in cash, up to $187,000 and 75% and in shares of preferred stock of the Company, up to 563 shares of Preferred Stock, for each of the fiscal years ending December 31, 2017 and 2016. The Company recorded a contingent earn-out liability of $184,000, as a non-current liability in 2015. The Company adjusted the contingent earn-out liability to its fair value during the year ended December 31, 2016. As of December 31, 2016, the estimated value of the earn-out liability was nil.

As a result of the August Agreement and the revaluation of the earn-out, the Company reduced other assets by $12,000, reduced goodwill by $17,000, reduced Preferred Series J by $54,000, reduced the contingent earn-out liability by $184,000 and recognized a net gain of $209,000 included in change in acquisition obligations, in the accompanying consolidated statement of operations for the year ended December 31, 2016.

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

	Thermomedics	ENG
	(in thousands)	(in thousands)
Assets acquired:
Net tangible assets	$35	$2,584
Customer contracts and relationships	240	238
Other assets	12	7
Patents and other intellectual property	178	-
Goodwill	108	200
	573	3,029
Liabilities acquired:
Current liabilities	(89)	(2,116)
Long term debt	-	(1)
Total estimated purchase price	$484	$912

Contingent earn-out liability for Thermomedics and ENG as of December 31, 2017 and 2016 is as follows (in thousands):

Contingent Earn-Out Liability (In thousands):
Balance of contingent earn-out liability as of December 31, 2015	$307
Payment during 2016	(39)
Change in FV of liability during 2016 included in change in acquisitions, net	(268)
Balance of contingent earn-out liability as of December 31, 2016	$—
Change in FV of liability during 2017	—
Balance of contingent earn-out liability as of December 31, 2017	$—

Sale of VeriChip Business to Former Related Party

Throughout the course of 2012 to 2014, the Company and VeriTeQ, a business run by a former related party (CEO of the Company through 2011), entered into a number of agreements for the intellectual property related to the Company’s embedded biosensor portfolio, which ultimately resulted in a GlucoChip and a Settlement Agreement, entered into on October 20, 2014 (the “VeriTeQ Agreements”), under which the final element of the Company’s implantable microchip business was sold to VeriTeQ.

Pursuant to the VeriTeQ agreements, the Company holds a series of convertible notes that was received as payment for shared services payments that the Company made on behalf of VeriTeQ during 2011 and 2012, and advances. As of December 31, 2017, the Company had outstanding convertible notes receivable from VeriTeQ of $449,980, inclusive of accrued interest, and is also owed $541,175 of default principal and interest for a total amount receivable of $991,155. All amounts owed from VeriTeQ are fully reserved in all periods presented.

The Company also holds a five-year warrant dated November 13, 2013, with original terms entitling the Company to purchase 300,000 shares of VeriTeQ common stock at a price of $2.84 which expires November 13, 2018. Pursuant to the terms of the warrant, in particular the full quantity and pricing reset provisions, the warrant had an original dollar value of $852,000 and can be exercised using a cashless exercise feature. As of December 31, 2015, the Company exercised a portion of the warrant and recognized a gain of $355,600. As of December 31, 2017, the Company holds approximately 256,960 warrants with a dollar value of $729,000. The value of the warrant has also been fully reserved in all periods presented.

As VeriTeQ is an idle company and not capitalized, the Company plans to continue to fully reserve all note receivable and warrant balances. If and when proceeds are realized in the future, gains will be recognized.

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

The Company has been informed that the iglucose ™ has received FDA 501(k) clearance, and that commercial sales are expected to begin in 2018 however, no such guarantees can be made. As of December 31, 2017, no royalties have been realized from this agreement.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

5. Non-Controlling Interest in Consolidated Subsidiary

ExcitePCR

On August 24, 2017, the Company and its wholly-owned subsidiary PositiveID Diagnostics, Inc. (collectively, the “Seller”), entered into an Asset Purchase Agreement (“APA”) with its majority-owned subsidiary, ExcitePCR Corporation (the “Buyer”). Pursuant to the APA, at closing, the Seller will sell and deliver to the Buyer all right, title and interest in all assets used or useful in connection with the operation of the FireflyDX technology, which consists of the FireflyDX intellectual property and that of its predecessor, the Dragonfly Dx technology and products, along with patents, the applicable know how used in the development of the FireflyDX and Dragonfly Dx technology, and breadboard prototypes of both products (the “FireflyDX Technology”). The consideration to be paid by the Buyer to the Seller pursuant to the APA, will be 10,500,000 shares of common stock of the Buyer, and the Company will own approximately 91% of the Buyer post-closing of the sale (prior to any financing). As a condition to the Seller’s obligation to close the transaction, the Buyer shall have completed a financing transaction with net proceeds to the Buyer of at least $3 million. Additional conditions and deliverables at closing include a patent assignment agreement, accounting services agreement, license agreement, and certain required consents from third parties.

The Company believes that the FireflyDX Technology has significant potential value to stockholders. The parties have entered into the APA so the Buyer can secure financing and then independently pursue the development, improvement and commercialization of the Firefly Technology. The current stockholders of the Buyer include two third-party individuals, who are working with the Buyer to develop and execute the business plan of the Buyer. Lyle L. Probst (the Company’s President) is the Chief Executive Officer of the Buyer and William J. Caragol (the Company’s Chairman and CEO), is the Chairman of the Buyer. As of December 31, 2017, the Buyer and the Company had not yet closed the transaction.

ENG Mobile Systems

On June 12, 2017, the Company entered into a Stock Purchase Agreement (“SPA”) with ENG, a California corporation and Holdings ENG, LLC, a Florida limited liability company, and an affiliate of East West Resources Corporation (the “Purchaser”), pursuant to which (i) the Company sold 49.8%, or two hundred ninety nine (299) shares of Series A Convertible Preferred Stock (the “Purchased Shares”), of ENG, (ii) the Company granted Purchaser an option to purchase up to an additional 10%, or sixty (60) shares of Series A Convertible Preferred Stock, of ENG from the Company’s holdings (the “Option Shares”) and (iii) ENG, pursuant to a stock option agreement (the “Stock Option Agreement”), granted Purchaser an option to purchase 1%, or three (3) shares of Series A Convertible Preferred Stock, of ENG directly from ENG (collectively, the “Transaction”). The Company received one million four hundred ninety-five thousand dollars ($1,495,000) or $5,000 per share of Series A Convertible Preferred Stock, in exchange for the Purchased Shares. The exercise price payable to the Company or ENG for each of the Company’s Option Shares is five thousand dollars ($5,000).

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The Company retained control over ENG and accounted for sale of the non-controlling interest as an equity transaction in accordance with ASC 810-10-42-23. No gain or loss was recognized in the accompanying consolidated statement of operations. The difference between the fair value of consideration, transaction costs and carrying amount of the non-controlling interest resulted in “net gain” in the amount of $1,242,083 which was recorded in the in the equity section of the accompanying balance sheet in additional paid in capital. The carrying amount of the non-controlling interest was recorded separate from the Company’s total equity under “non-controlling interest in consolidated subsidiaries” and was adjusted to reflect the change in ownership interest in the subsidiary as of June 30, 2017. The net gain and adjustment to the carrying amount of the non-controlling interest as of December 31, 2017 are detailed below:

Sale of non-controlling interest reconciliation:
Fair value of consideration	$1,495,000
Transaction costs	(107,255)
Cash received	1,387,745
Equity allocated to non-controlling interest	(67,662)
PSID common stock issued as fee (transaction cost)	(78,000)
Net gain on sale of non-controlling interest	$1,242,083

Non-controlling interest balance reconciliation:
Beginning balance, January 1, 2017	$—
Equity allocated to non-controlling interest, June 12, 2017	67,662
Loss allocated to non-controlling interest during 2017	(166,216)
Ending balance, December 31, 2017	$(98,554)

On January 30, 2018, ENG entered into a Stock Purchase Agreement (“SPA II”) with the Purchaser, pursuant to which (i) ENG sold six hundred forty one (641) shares (the “Shares”) of Series A Convertible Preferred Stock of ENG for a purchase price of approximately $312 per share, for an aggregate purchase price of $200,000; and (ii) the Company declined to exercise its right to purchase a pro rata portion of the Shares and has approved the issuance and sale of the Shares by ENG to the Purchaser, and waived all rights it may have with respect to ENG’s purchase of the Shares. In connection with the transaction, the Company also committed to issue a promissory note in the amount of $54,000 to ENG for settlement of past and current intercompany transactions and liabilities. As a result of this transaction the Company’s equity interest in ENG has decreased to 24% and prospectively the Company will deconsolidate the balance sheet, results of operations and cash flows of ENG in its consolidated financial statements and will account for ENG under the equity method of accounting. At December 31, 2017 the Company owned 50.2% of ENG and controlled ENG’s assets. These assets represented between 50% and 55% of the Company’s overall assets. As the result of the Company owning 24% of ENG as of January 30, 2018 and no longer controlling ENG’s assets, the Company will not consolidate the results of ENG, comprising a significant amount of the Company’s assets, as of January 30, 2018.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

6. Intangible Assets and Goodwill

Intangible assets consist of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017				2016
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Net

Customer contracts and relationships	$708	$(425)	$(143)	$140	$708	$(330)	$378
Patents and other intellectual property	1,401	(1,347)	—	54	1,401	(1,287)	114
Non-compete agreements	169	(169)	—	—	169	(169)	—
	$2,278	$(1,941)	$(143)	$194	$2,278	$(1,786)	$492

Amortization of intangible assets amounted to approximately $155,000 and $257,000 for the year ended December 31, 2017 and 2016 respectively. Estimated future amortization expense is as follows (in thousands):

2018	$102
2019	48
2020	44
$194

In assessing potential impairment of the intangible assets recorded in connection with PDI, ENG and Thermomedics, as of December 31, 2017, we performed discounted cash flow analyses and comparable assets analyses on a per segment basis. As a result of our analysis, which included the information available in January 2018, resulting in the dilution of the Company’s interest in ENG, we have concluded based on information currently available, the carrying value of the ENG intangible asset was impaired and the Company recognized an impairment charge of $142,800 during the year ended December 31, 2017. We also concluded, from our analysis, that the intangible assets recorded in connection with the Thermomedics acquisition were not impaired at December 31, 2017.

Goodwill consists of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
PDI	$510	$510
Thermomedics	91	91
ENG	—	199
	$601	$800

 In assessing potential impairment of the goodwill recorded in connection with the PDI, ENG and Thermomedics, the Company performed its annual impairment test of goodwill as of December 31, 2017. As a result of our annual impairment test, we have concluded based on information currently available, which included the information available in January 2018, resulting in the dilution of the Company’s interest in ENG, the carrying value of the ENG goodwill was impaired and the Company recognized an impairment charge of $199,527 during the year ended December 31, 2017. We also concluded, from our annual impairment test, that the goodwill recorded from the acquisition of Thermomedics and PDI were not impaired at December 31, 2017.

An aggregate amount of $342,327, representing the full impairment of ENG goodwill and intangible assets, was charged to impairment expense in the accompanying consolidated statements of operations for the year ended December 31, 2017.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

7. Deferred revenue

During the course of its typical projects, the Company’s subsidiary, ENG requires front end funding to acquire the required materials and begin production. Frequently, customers are billed in advance of production to secure the necessary resources to facilitate timely completion of the project. As of December 31, 2017 and 2016, the Company had $0.2 million and $0.4 million of deferred revenue, respectively, primarily relating to its ENG subsidiary operations.

8. Accrued Expenses

Accrued expenses and other current liabilities consisted of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Accrued compensation	$575	$467
Series II Preferred Stock dividends	235	54
Other	373	286
	$1,183	$807

9. Equity and Debt Financing Agreements and Fair Value Measurements

Convertible Note Financings

Short-term convertible debt for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	2017			2016
	Notes	Accrued Interest	Total	Notes	Accrued Interest	Total

Convertible notes with accrued interest accounted for as stock settled debt	$1,591	$85	$1,676	$602	$36	$638
Conversion premiums	936	—	936	287	—	287
	2,527	85	2,612	889	36	925

Convertible notes with embedded derivatives	3,349	861	4,210	4,611	819	5,430
Derivative discounts	(337)	—	(337)	(1,367)	—	(1,367)
	3,012	861	3,873	3,244	819	4,063

Original issue discounts and loan fee discounts	(108)	—	(108)	(180)	—	(180)
	$5,431	$946	$6,377	$3,953	$855	$4,808

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

December 31, 2017 and 2016

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

During 2015, the Company had received all eight tranches under the Note I SPA ($500,000 principal in 2014 and $3,650,000 principal in 2015 which includes an additional $150,000 added to one of the agreed $500,000 monthly funding as requested by the Company), with maturity dates, depending on the date funded, between June 26, 2016 and December 29, 2016, pursuant to a convertible note. Under the agreement, the Company received $3,540,600, which was net of the $448,400 Purchaser’s expenses and legal fees and $166,000 which represents the 4% original issue discount. As of June 30, 2016, the Company has received, all six tranches under the Note II SPA ($2,281,250 in principal in 2015 and $208,333 in 2016) with maturity dates of February 15, 2017 and June 30, 2017, pursuant to a convertible note. Under the agreement, the Company received $2,143,000, which was net of Purchaser’s expenses, legal fees of $247,000 and a 4% original issue discount of $99,583. The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of Notes I and II, the Company recorded a debt discount of $387,000 in 2014, $5,116,600 in 2015 and $180,000 in 2016, totaling to $5,683,600 of debt discount recorded, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded were approximately $3,287,000 as of December 31, 2016 and $161,000 during the six months ended June 30, 2017. As of June 30, 2017, the total debt discount recorded has been fully amortized. During the year ended December 31, 2016, $4,064,000 of the outstanding principal and interest on Notes I and II was converted into 444,106 shares of common stock. During the year ended December 31, 2017, $549,670 of the outstanding principal and interest on Notes I and II was converted into 99,846,412 shares of common stock. The outstanding principal and interest on Notes I and II for the years ended December 31, 2016 and 2017 were $2,128,700 and $1,579,361, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,936,405 was recorded when Notes I and II were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes I and II at December 31, 2017 was $947,391.

On December 22, 2015, in order to finance the acquisition of ENG, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated December 22, 2015 (the “Note III SPA”) for an aggregate principal amount of $904,042 and subscription amount of $865,000, net of OID (the “Purchase Price”). The Company also reimbursed the Purchaser $30,000 for legal fees and expenses from the proceeds of the Note. Pursuant to the Note III SPA, the Company shall issue a 4% Original Issue Discount Senior Secured Convertible Promissory Note (the “Note III”) to Dominion. Note III was issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock, on a semi-monthly basis, subject to certain conditions contained in the Note III SPA. The amortization payments will begin to be due starting on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company received funding for Note III on December 24, 2015, net proceeds of $751,500 (net of the $152,542 of legal fees, expenses and OID). Note III accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity date of June 15, 2017. Note III is convertible any time after its issuance date and Dominion has the right to convert any or all of Note III into shares of the Company’s common stock at a conversion price equal to $3,300 per share, subject to adjustment as described in Note III. Additionally, under certain conditions defined in Note III, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note III can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. In connection with the issuance of the Note III, the Company recorded a debt discount of $751,500 when Note III was entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded were approximately $510,000 in 2016 and $231,963 during the six months ended June 30, 2017. As of June 30, 2017, the total debt discount record has been fully amortized. During the year ended December 31, 2017, $450,000 of the outstanding principal and interest was paid from the proceeds received as discussed in Note 5. As of the years ended December 31, 2016 and 2017, the outstanding principal and interest on Note III were $1,013,000 and $562,527, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $1,267,800 was recorded when Note III was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note III at December 31, 2017 was $337,435.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On January 28, 2016, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated January 28, 2016 (the “Note IV SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate principal amount of $2,187,500 and subscription amount of $2,100,000 (the “Purchase Price”), net of OID. Pursuant to the Note IV SPA, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Note IV”) to the Purchaser. The Purchase Price is scheduled to be paid in six equal monthly tranches of $350,000, subject to the discretion of the Purchaser. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, on a semi-monthly basis, subject to certain conditions and limitations contained in the Note IV SPA. The amortization payments will begin on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company also reimbursed the Purchaser $20,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $10,000 from the first tranche. During the year ended December 31, 2016, the Company has received a total of $604,763 net proceeds under Note IV (net of the $93,153 of legal fees, expenses and OID). During the year ended December 31, 2017, the Company received a total of $288,000 net proceeds (net of the $24,498 of legal fees, expenses and OID) and $24,000 of net proceeds (net of the $2,042 of legal fees, expenses and OID) was received subsequent to the year ended December 31, 2017, under Note IV. Note IV accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity dates between July 15, 2017 and June 30, 2019. Note IV is convertible any time after its issuance date and Dominion has the right to convert any or all of Note IV into shares of the Company’s common stock at a conversion price equal to $3,300 per share, subject to adjustment as described in Note IV. Additionally, under certain conditions defined in Note IV, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note IV can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. Subsequent to the funding of the first tranche the Purchaser and the Company agreed to delay further tranches, until such time as the Purchaser and Company mutually agree, both as to timing and amount. In connection with the issuances of Note IV, the Company recorded a debt discount of $874,415 when the notes were entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded during the years ended December 31, 2016 and 2017 were approximately $263,000 and $347,667, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $1,242,562 was recorded when the issuances of Note IV was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note IV at December 31, 2017 was $707,280. During the year ended December 31, 2017, $161,317 of the outstanding principal and interest was converted into 6,825,225 shares of common stock. As of December 31, 2017, the outstanding principal and interest on Note IV was $992,524.

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

Other Convertible Debt Financing

On June 18, 2014, the Company closed a financing agreement whereby the Company borrowed an aggregate principal amount of $247,500 with a 10% original note discount. The note has an interest rate of 10% and is convertible at the option of the lender into shares of the Company’s common stock at the lesser of (i) a 40% discount to the lowest closing bid price in the 20 trading days prior to conversion or (ii) $11,250. The note might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. The first tranche was funded on June 18, 2014 with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of June 17, 2016, pursuant to the convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest of the note was fully converted into 30 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The second tranche was funded on September 19, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of September 19, 2015, pursuant to a convertible note. In connection with the issuance of the notes, the Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of June 30, 2015. As of June 30, 2015, the outstanding principal and interest on the notes was fully converted into 47 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $59,623 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The third tranche was funded on December 22, 2014, with a principal amount of $55,000 and net proceeds of $50,000, with a maturity date of December 22, 2015, pursuant to a convertible note. The Company recorded a debt discount of $50,000 related to the derivative liability which was fully amortized as of September 30, 2015. As of September 30, 2015, the outstanding principal and interest of the note was fully converted into 39 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $62,118 was recorded when the note was entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity upon conversion of the note. The fourth tranche was funded on January 13, 2016, with a principal amount of $82,500 and net proceeds of $75,000, with a maturity date of January 13, 2018, pursuant to a convertible note. In connection with the issuance of the note, the Company recorded a debt discount of $75,000, related to the embedded conversion option derivative liability which has been fully amortized during the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on the note was fully converted into 693 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $122,263 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On April 6, 2015, the Company issued a new note for $166,681 convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. In conjunction with the purchase and assignment, the Company and Purchaser entered into a new note with a principal value of $88,319 as compensation for Purchaser’s costs related to the purchase and assignment. This $88,319 was expensed as a loss on debt extinguishment. In connection with the issuance of the notes, the Company recorded a debt discount of $255,000 related to the embedded conversion option derivative liability which has been fully amortized as of December 31, 2015. As of June 30, 2016, the outstanding principal and interest of the note was fully converted into 212 shares of common stock. As of June 30, 2016, the note has no outstanding balance. As the note conversions includes a “lesser of” pricing provision, a derivative liability of $305,904 was recorded when these notes were entered into. The derivative liability was re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On March 9, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”) with a maturity date of March 9, 2017. Pursuant to Note I, the Company received $125,000 of proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability which was fully amortized during the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on Note I was fully converted into 40,968 shares of common stock. During the year ended December 31, 2016, the Company received $125,000 pursuant to Note II, net of original issue discount of $5,200 and legal fees of $5,000. In connection with the issuance of Note II, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability which was fully amortized as of December 31, 2016. As of December 31, 2016, $129,980 of the outstanding principal and interest on Note II was converted into 51,684 shares of common stock. As of December 31, 2016 and 2017, Note II had an outstanding balance of $10,213 and $26,437, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $306,000 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note II at December 31, 2017 was $15,858.

On March 16, 2016, the Company borrowed $53,000 with a maturity date of December 18, 2016, pursuant to a financing agreement. Under the agreement, the Company received $50,000 of proceeds, net of $3,000 legal fees. The note bears interest at 8% per annum and is convertible at the option of the lender into shares of the Company’s common stock at a 35% discount to the price of common shares in the ten days prior to conversion. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2016. On August 19, 2016, the lender entered into a purchase and assignment agreement with a third lender to sell and assign the outstanding principal and interest of $54,731 (original note). Pursuant to the purchase and assignment agreement, the third lender and the Company amended the original note (as discussed in the paragraph below) and issued a replacement note with a principal amount of $61,331, which includes an additional amount of $6,600 from the original note’s outstanding balance. The additional amount was recorded as a loss on debt extinguishment. As of September 30, 2016, the Company no longer has any outstanding debt owed to the lender. The total recorded premium was on the original note was reclassified to equity upon extinguishment of the debt (see below replacement note).

On August 19, 2016, The Company entered into an agreement with a lender to issue a replacement note (as discussed in the above paragraph). The note bears an interest rate of 5%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 40% discount of the average of the two lowest closing bid price of the common stock for the 20 trading days prior to conversion. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of replacement note, the Company recorded a debt discount of $54,731, related to the embedded conversion option derivative liability which was fully amortized during the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on Note was fully converted into 2,618 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $54,770 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On April 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”). Note I was funded on April 1, 2016, with a maturity date of April 1, 2017, pursuant to Note I, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on August 2, 2016, with a maturity date of April 1, 2017, pursuant to Note II, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of Notes, the Company recorded a debt discount of $250,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $172,000 for the year ended December 31, 2016 and $77,859 during the six months ended June 30, 2017. The total debt discount recorded has been fully amortized as of June 30, 2017. During the three months ended June 30, 2017, $27,114 of the outstanding principal and interest on the notes was converted into 402,827 shares of common stock. The outstanding principal and interest on the Notes as of the years ended December 31, 2016 and 2017 were $289,300 and $294,625, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $311,756 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at December 31, 2017 was $176,733.

On April 12, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $58,000, with a maturity date of April 7, 2017, pursuant to note, the Company will receive $50,000 of net proceeds, net of original issue discount and legal fees. The note bears an interest rate of 5%; and is convertible at variable conversion price at a 37% discount to the common shares price on the date of the note or at a 47% discount of the lowest trading price equal to or is lower than $750, as described in the note. The note also contains certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of note, the Company recorded a debt discount of $50,000, related to the embedded conversion option derivative liability which was fully amortized during the year ended December 31, 2016. As of December 31, 2016, the outstanding principal and interest on note was fully converted into 6,513 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $73,505 was recorded when the note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note.

On April 18, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $126,000 (the “Notes”), with the first note being in the amount of $63,000 (“Note I”) and the second note being in the amount of $63,000 (“Note II”). Note I was funded on April 20, 2016, with a maturity date of April 19, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $60,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on November 29, 2016, with a maturity date of April 19, 2017, pursuant to Note II, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the notes, the Company recorded a premium of $37,846 as the notes are considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. During the year ended December 31, 2016, the outstanding principal and interest on the notes was fully converted into 46,959 shares of common stock.

On April 18, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $143,000 (the “Notes”), with the first note being in the amount of $71,500 (“Note I”) and the second note being in the amount of $71,500 (“Note II”). Note I was funded on April 18, 2016, with a maturity date of April 18, 2017, pursuant to Note I, the Company received $55,000 of net proceeds, net of original issue discount of $6,500 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $65,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on November 21, 2016, with a maturity date of April 18, 2017, pursuant to Note II, the Company received $49,375 of net proceeds, net of original issue discount of $6,500 and legal fees of $15,625. The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 38% discount of the average of the three lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a premium of $85,800 as the notes are considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. During the year ended December 31, 2016, the outstanding principal and interest of the Notes were fully converted into 45,365 shares of common stock.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On April 28, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $437,500 (the “Notes”), with the first note being in the amount of $218,750 (“Note I”) and the second note being in the amount of $218,750 (“Note II”). Note I was funded on April 28, 2016, with a maturity date of April 27, 2017, pursuant to Note I, the Company received $190,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $20,000. Note II was initially paid for by the issuance of an offsetting $210,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on September 7, 2016, with a maturity date of April 27, 2017, pursuant to Note II, the Company received $200,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $10,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of the Notes, the Company recorded a debt discount of $390,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $247,000 in 2016 and $143,000 during the three months ended March 31, 2017. The recorded debt discount was fully amortized as of March 31, 2017. In 2016, $21,453 of the outstanding principal and interest of the note was converted into 12,713 shares of common stock. During the year ended December 31, 2017, $424,426 of the outstanding principal and interest of the notes was converted into 4,455,017 shares of common stock. As of December 31, 2016 and 2017, the outstanding principal and interest on the Notes were $442,080 and $45,518, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $499,800 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at December 31, 2017 was $27,304.

On May 4, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $126,000 (the “Notes”), with the first note being in the amount of $63,000 (“Note I”) and the second note being in the amount of $63,000 (“Note II”). Note I was funded on May 4, 2016, with a maturity date of May 4, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $60,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on November 22, 2016, with a maturity date of May 4, 2017, pursuant to Note II, the Company received $57,000 of net proceeds, net of original issue discount of $3,000 and legal fees of $3,000. The Notes bears an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the notes, the Company recorded a premium of $75,600 as the notes are considered stock settled debt under ASC 480 which was fully accreted as of December 31, 2016. During the year ended December 31, 2016, the outstanding principal and interest on the notes were fully converted into 58,856 shares of common stock. The notes had no outstanding balance as of December 31, 2016.

On May 17, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes with the principal amount of $55,000 (the “Note”). The Note was funded on May 19, 2016, with a maturity date of May 17, 2017, pursuant to Note, the Company received $49,500 of net proceeds, net of $5,500 legal fees. The Note bears an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 20 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $29,615 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. During the year ended December 31, 2016, the outstanding principal and interest on the notes were fully converted into 26,971 shares of common stock. The note had no outstanding balance as of December 31, 2016.

On June 3, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $624,000 (the “Notes”), with the first note being in the amount of $312,000 (“Note I”) and the second note being in the amount of $312,000 (“Note II”). Note I was funded on June 3, 2016, with a maturity date of June 2, 2017, pursuant to Note I, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. Note II was initially paid for by the issuance of an offsetting $300,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded in two tranches during the year ended December 31, 2016, with a maturity date of June 2, 2017, pursuant to Note II, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 35% discount to the common stock price on the date of the note or a 35% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a debt discount of $570,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $288,000 in 2016 and $282,000 for the six months ended June 30, 2017 and the total debt discount recorded was fully amortized as of June 30, 2017. In 2016, $129,298 of the outstanding principal and interest of the notes was converted into 119,675 shares of common stock. During the year ended December 31, 2017, $301,537 of the outstanding principal and interest of the notes was converted into 12,383,428 shares of common stock. As of December 31, 2016 and 2017, the outstanding principal and interest on the Notes were $519,860 and $256,181, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $755,690 was recorded when Notes was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at December 31, 2017 was $153,672.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On June 22, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $143,000 (the “Notes”), with the first note being in the amount of $71,500 (“Note I”) and the second note being in the amount of $71,500 (“Note II”). Note I was funded on June 22, 2016, with a maturity date of June 17, 2017, pursuant to Note I, the Company received $57,000 of net proceeds, net of original issue discount of $6,500 and legal fees of $8,000. Note II was initially paid for by the issuance of an offsetting $65,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and is convertible into shares of Company common stock at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $57,000, related to the embedded conversion option derivative liability which was fully amortized during the year ended December 31, 2016. As of December 31, 2016, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $74,968. The Company recorded a loss on extinguishment of approximately $25,000. The note had no outstanding balance as of December 31, 2016. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $72,607 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion or redemption of the note.

On July 5, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $416,000 (the “Notes”), with the first note being in the amount of $208,000 (“Note I”) and the second note being in the amount of $208,000 (“Note II”) with a maturity date of July 30, 2017. Pursuant to Note I, the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $200,000 secured note issued by the Lender to the Company (“Secured Note”). Pursuant to Note II, the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000 Note II during the three months ended March 31, 2017. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a debt discount of $380,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $97,000 in 2016 and $282,939 for the year ended December 31, 2017 and the total debt discount recorded was fully amortized as of September 30, 2017. During the year ended December 31, 2017, $248,793 of the outstanding principal and interest of the note was converted into 29,129,990 shares of common stock. As of December 31, 2017, the outstanding principal and interest on the notes was $226,546. As the note conversion includes a “lesser of” pricing provision, a derivative liability was also recorded in the amount of $360,552. The derivative liability at December 31, 2017 for the Notes was $135,896.

On July 6, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $132,300 (the “Notes”), with the first note being in the amount of $66,150 (“Note I”) and the second note being in the amount of $66,150 (“Note II”) with a maturity date of July 7, 2017. Pursuant to Note I, the Company received $60,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $63,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a premium of $35,619 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. As of December 31, 2016 and 2017, the outstanding principal and interest on the note were $69,460 and $76,073, respectively.

On August 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note with a principal amount of $52,500 (the “Note”) and maturity date of April 29, 2017, pursuant to Note, the Company received $50,000 of net proceeds, net of original issue discount of $2,500. The Note bears an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the three lowest closing bid prices of the common stock for the 20 trading days prior to conversion. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $31,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. During the year ended December 31, 2017, $6,250 of the outstanding principal and interest of the note was converted into 8,333 shares of common stock. As of December 31, 2016 and 2017, the outstanding principal and interest on the note were $55,130 and $55,175, respectively.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On August 11, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $330,000, which shall be funded in six tranches, each amounting to $50,000. The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company. Then note is convertible into shares of Company’s common stock at a 37.5% discount to the lowest volume-weighted average price for the Company’s common stock during the 15 trading days immediately preceding a conversion date. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In 2016, the Company had received three of the six tranches amounting to $150,000 of net proceeds, net of the original issue discount of $15,000. The funded tranches have maturity dates between August 17, 2017 and September 13, 2017. In connection with the issuance of the note, the Company recorded a premium of $99,000 as the note is considered stock settled debt under ASC 480, which was fully accreted during as of September 30, 2016. As of December 31, 2016, the outstanding principal and interest on the note was $171,420. During the year ended December 31, 2017, the remaining outstanding principal and interest of $186,453 was fully converted into 31,126,000 shares of common stock. The note had no outstanding balance as of December 31, 2017.

On August 17, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $105,264 (the “Notes”), with the first note being in the amount of $52,632 (“Note I”) and the second note being in the amount of $52,632 (“Note II”). Note I was funded on August 17, 2016, with a maturity date of August 17, 2017, pursuant to Note I, the Company received $45,000 of net proceeds, net of original issue discount of $2,632 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $50,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on February 17, 2017, with a maturity date of August 17, 2017, pursuant to Note II, the Company received $45,000 of net proceeds, net of original issue discount of $2,632 and legal fees of $5,000. The Notes bear an interest rate of 10%; and is convertible into shares of Company common stock at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a debt discount of $76,189 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $15,960 in 2016 and $60,229 for the six months ended June 30, 2017. The total debt discount recorded was fully amortized as of June 30, 2017. As of December 31, 2016, the outstanding principal and interest on Note I was $54,590. During the year ended December 31, 2017, the remaining balance of the outstanding principal and interest of $108,950 was fully converted into 441,619 shares of common stock. The note had no outstanding balance as of December 31, 2017. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $112,277 was recorded when the notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note.

On November 30, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of three Convertible Redeemable Notes in the aggregate principal amount of $183,750 (the “Notes”), with the first note being in the amount of $52,500 (“Note I”), the second note being in the amount of $52,500 (“Note II”), and the third note being in the amount of $78,750 (“Note III”). Note I was funded on November 30, 2016, with a maturity date of December 30, 2017, pursuant to Note I, the Company received $45,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the lender (“Secured Note”) and Note III was initially be paid for by the issuance of an offsetting $75,000 secured note issued to the Company by the lender. Funding of Note II and Note III is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Notes in cash and in full prior to executing any conversions under Note II and Note III. The Notes bear an interest rate of 10% and are due and payable on November 30, 2017. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II and Note III, which require full payment of the Secured Notes by the lender before conversions may be made. The Notes (subject to funding in the case of Note II and Note III) is convertible into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price of the common stock 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $31,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. As of December 31, 2016 and 2017, the outstanding principal and interest on the note were $53,375 and $58,625, respectively.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On January 18, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $200,000 (the “Notes”), with the first note being in the amount of $100,000 (“Note I”), and the second note being in the amount of $100,000 (“Note II”). Note I was funded on January 18, 2017, with the Company receiving $70,000 of net proceeds (net of legal fees and OID). Note II will initially be paid for by the issuance of an offsetting $88,000 secured note issued to the Company by the lender (the “Secured Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company which has not occurred as of December 31, 2017. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10% and are due and payable on January 13, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount of the lowest trading price for the Company’s common stock 20 days prior trading days including the day upon which a notice of conversion is received by the Company. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $70,000 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $70,000 for the year ended December 31, 2017 and the total debt discount recorded was fully amortized as of December 31, 2017. During the year ended December 31, 2017, the outstanding principal and interest of $107,145 was fully converted into 15,819,000 shares of common stock and Note I had no outstanding balance as of December 31, 2017. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $99,742 was recorded when Note I was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note.

On January 31, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, dated January 30, 2017, providing for the purchase of a Secured Convertible Promissory Note (the “Note”), in the aggregate principal amount of $412,500. The Note was fully funded as of March 31, 2017, with the Company receiving $375,000 of net proceeds (net of OID). The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and matures12 months after the tranches are funded. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the note, the Company recorded a premium of $247,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of March 31, 2017. During the year ended December 31, 2017, $262,181 of the outstanding principal and interest of the note was converted into 62,425,000 shares of common stock. As of December 31, 2017, the outstanding principal and interest on the note was $183,776.

On February 15, 2017, the Company entered into an agreement with a lender, providing for the issuance of a non-cash Convertible Redeemable Note with the principal amount of $15,000 (the “Note”) as penalty interest. The Note bears an interest rate of 10% and matures on February 17, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock at a stock at a price equal to the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount of the lowest trading price for the Company’s common stock 15 days prior trading days including the day upon which a notice of conversion is received by the Company. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Note, the Company recorded a debt discount of $8,976 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $8,259 for the year ended December 31, 2017. As of December 31, 2017, the outstanding principal and interest on the Note was $16,303. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,976 was recorded when the Note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Note at December 31, 2017 was $9,811.

On March 14, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”) and the second note being in the amount of $52,000 (“Note II”) with a maturity date of March 14, 2018. Note I was funded on March 14, 2017, with the Company receiving $47,500 of proceeds, net of OID of $2,000 and legal fees of $2,500. Note II was initially paid for by the issuance of an offsetting $52,000 secured note issued by the lender to the Company (“Secured Note”). Note II was funded on May 3, 2017, with the Company receiving $47,500 of proceeds, net of OID of $2,000 and legal fees of $2,500. The Notes bear an interest rate of 12%; and may converted be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Notes, the Company recorded a debt discount of $86,964 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $81,179 during the year ended December 31, 2017. During the year ended December 31, 2017, $55,774 of the outstanding principal and interest of the note was converted into 12,276,601 shares of common stock. As of December 31, 2017, the outstanding principal and interest on the Notes was $57,407. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $97,555 was recorded when the Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the notes, the derivative liability balance for the Notes at December 31, 2017 was $34,438.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On March 24, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $89,150 (the “Notes”), with the first note being in the amount of $44,575 (“Note I”), and the second note being in the amount of $44,575 (“Note II”). Note I was funded on March 27, 2017, with the Company receiving $35,000 of net proceeds (net of legal fees and OID). Note II will initially be paid for by the issuance of an offsetting $39,250 secured note issued to the Company by the lender (the “Secured Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10% and are due and payable December 24, 2017. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 days prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $26,746 as the note is considered stock settled debt under ASC 480, which was fully accreted as of March 31, 2017. During the year ended December 31, 2017, $24,906 of the outstanding principal and interest of the note was converted into 20,500,000 shares of common stock. As of December 31, 2017, the outstanding principal and interest on the note was $23,012.

On April 10, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $77,792 (the “Notes”), with the first note being in the amount of $38,896 (“Note I”), and the second note being in the amount of $38,896 (“Note II”). Note I was funded April 10, 2017, with the Company receiving $34,250 of net proceeds (net of OID). Note II will initially be paid for by the issuance of an offsetting $34,250 secured note issued to the Company by the lender (the “Secured Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company which has not occurred as December 31, 2017. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10% and are due and payable on January 10, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II, which requires full payment of the Secured Note by the lender before conversions may be made. The Notes (subject to funding in the case of Note II) may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 days prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $23,338 as the notes is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2017. During the year ended December 31, 2017, the outstanding principal and interest of $41,291 was fully converted into 15,921,000 shares of common stock. The note had no outstanding balance as of December 31, 2017.

On April 17, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $165,000 (“Note”), The Note was fully funded as of December 31, 2017, with the Company receiving $150,000 of net total proceeds (net of 10% OID). The Note bears an interest rate of 10%, which is payable in the Company’s common stock based on the conversion formula (as defined below), and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company. The Note may be converted by the lender at any time into shares of Company’s common stock at a 37.5% discount off the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the note, the Company recorded a premium of $99,000 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2017. As of December 31, 2017, the outstanding principal and interest on the note was $175,054.

On May 2, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $64,205 (the “Notes”), with the first note being in the amount of $32,102 (“Note I”), and the second note being in the amount of $32,102 (“Note II”). Note I was funded on May 3, 2017, and Note II was funded on October 31, 2017, with the Company receiving $51,250 of net total proceeds (net of OID and legal fees). The Notes bear an interest rate of 10% and are due and payable on February 2, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $38,522 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $66,879.

On May 22, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender for the purchase of a Convertible Redeemable Note in the aggregate principal amount of $50,000 (the “Note”). The Note was funded on May 25, 2017, with the Company receiving $45,000 of net proceeds (net of OID and legal fees). The Note bears an interest rate of 10% and is due and payable on May 22, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $26,923 as the note is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2017. During the year ended December 31, 2017, the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $69,911 and recorded a loss on extinguishment of debt in the amount of $17,500. The note had no outstanding balance as of December 31, 2017.

On May 23, 2017, the Company entered into a Securities Purchase Agreement with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $53,000 (the “Note”). The Note has been funded, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 8% and is due and payable on May 23, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 prior trading days upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2017. As of December 31, 2017, the outstanding principal and interest on the note was $55,562.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On June 6, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”), and the second note being in the amount of $52,000 (“Note II”). Note I was funded on June 6, 2017 and Note II was funded on August 10, 2017, with the Company receiving $95,000 of aggregate net proceeds (net of OID and fees). The Notes bear an interest rate of 12% and are due and payable on June 6, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Notes, the Company recorded a premium of $62,400 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon issuance of the Notes. During the year ended December 31, 2017, $55,256 of the outstanding principal and interest on the note was converted into 40,317,657 shares of common stock, As of December 31, 2017, the outstanding principal and interest on the note was $54,600.

On July 17, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $53,000 (the “Note”). The Note has been funded, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 8% and is due and payable on April 30, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 trading days ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480, which was fully accreted upon issuance of the Note. As of December 31, 2017, the outstanding principal and interest on the note was $54,943.

On August 8, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $55,000 (the “Note”). The Note has been funded, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 12% and is due and payable on April 8, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 62.5% of the lowest closing bid prices of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $33,000 as the note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $57,750.

On August 11, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $94,500 (the “Notes”), with the first note being in the amount of $47,250 (“Note I”) and the second note being in the amount of $47,250 (“Note II”) with a maturity date of August 11, 2018. Note I and Note II were funded on September 11, 2017 and October 19, 2017, respectively, with the Company receiving, for each note, net proceeds of $40,000 (net of OID and legal fees) and an aggregate net proceeds of $80,000 (net of OID and legal fees). The Notes bear an interest rate of 12%; and may converted be at any time into shares of Company common stock, convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of note, the Company recorded a debt discount of $46,588 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $18,128 during the year ended December 31, 2017. As of December 31, 2017, the outstanding principal and interest on the Notes was $98,011. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $46,588 was recorded when the Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the notes, the derivative liability balance for the note at December 31, 2017 was $46,755.

On August 21, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $53,000 (the “Note”). The Note was funded on August 22, 2017, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 8% and is due and payable on May 30, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 trading days ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $54,590.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On September 11, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $137,500 (the “Note”), with the first and second tranche funded on September 15, 2017 and October 16, 2017, respectively, with the Company receiving $125,000 of net proceeds (net of OID). The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and matures twelve months after the tranches are funded. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the note, the Company recorded a premium of $82,500 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $141,070.

On September 12, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”), and the second note being in the amount of $52,000 (“Note II”). Note I was funded on September 12, 2017 and Note II was funded on September 27, 2017, with the Company receiving $47,500 of net proceeds (net of OID and legal fees) for each note and aggregate net proceeds of $95,000. The Notes bear an interest rate of 12% and are due and payable on September 12, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Notes, the Company recorded a premium of $62,400 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $107,120.

On October 2, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Promissory Notes in the aggregate principal amount of $107,000 (the “Notes”), with the first note being in the amount of $53,500 (“Note I”), and the second note being in the amount of $53,500 (“Note II”). Note I was funded on October 3, 2017, with the Company receiving $45,000 of net proceeds (net of OID, legal and other fees). Note II will initially be paid for by the issuance of an offsetting $50,000 note issued to the Company by the Lender (the “Collateralized Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company which has not occurred as of December 31, 2017. The lender is required to pay the principal amount of Note I in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 12% and are due and payable on October 2, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II, which requires full payment of the Collateralized Note by the lender before conversions may be made. The Notes (subject to funding in the case of Note II) may be converted by the lender at any time into shares of Company’s common stock price on the date of the note or 62.5% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of note, the Company recorded a debt discount of $33,514 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $8,005 during the year ended December 31, 2017. As of December 31, 2017, the outstanding principal and interest on the Notes was $55,065. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $33,514 was recorded when the Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the notes, the derivative liability balance for the note at December 31, 2017 was $57,537.

On October 11, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”), and the second note being in the amount of $52,000 (“Note II”). Note I was funded on October 11, 2017 and Note II was funded on October 25, 2017, with the Company receiving $95,000 of net aggregate proceeds (net of OID and legal fees). The Notes bear an interest rate of 12% and are due and payable on October 11, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) at a price equal to 62.5% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Notes, the Company recorded a premium of $62,400 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $106,470.

On November 9, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $53,000 (“Note”). The Note was funded on November 15, 2017, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 8% and is due and payable on August 30, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 trading days ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the Note, the Company recorded a premium of $28,538 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $53,530.

On November 13, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”), and the second note being in the amount of $52,000 (“Note II”). Note I and II were funded on November 13, 2017 and December 1, 2017, respectively, with the Company receiving $95,000 of net aggregate proceeds (net of OID and legal fees). The Notes bear an interest rate of 12% and are due and payable on November 13, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Notes, the Company recorded a premium of $62,400 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $105,300.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On November 21, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $137,500 (“Note”). The first and second tranche were funded on November 24, 2017 and December 15, 2017, respectively, with the Company receiving $75,000 of net total proceeds (net of OID). The Note bears an interest rate of 10%, which is payable in the Company’s common stock based on the conversion formula (as defined below), and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company and may be converted by the lender at any time into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the Note, the Company recorded a premium of $49,500 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $83,016.

On November 21, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes in the aggregate principal amount of $57,750 (“Note”). The Note was funded on November 21, 2017, with the Company receiving $50,000 of net proceeds (net of OID and legal fees). The Note bears an interest rate of 12% and is due and payable on August 21, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in Note) at a 37.5% discount to the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $34,650 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $58,520.

On December 6, 2017 the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes in the aggregate principal amount of $38,500 (“Note”). The Note was funded on December 13, 2017, with the Company receiving $36,120 of net proceeds (net of fees). The Note bears an interest rate of 10% and is due and payable on December 6, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in Note) at a 37.5% discount to the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $23,100 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $38,660.

On December 20, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes in the aggregate principal amount of $52,000 (“Note”). The Note was funded on December 22, 2017, with the Company receiving $47,500 of net proceeds (net of OID and legal fees). The Note bear an interest rate of 12% and are due and payable on December 20, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $31,200 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $52,173.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full. The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012. In conjunction with the TCA Purchase Agreement and the Boeing License Agreement, Holland & Knight agreed to terminate its security interest. As of December 31, 2017, the Company had repaid $598,301 of the H&K Note and the outstanding balance was $252,209 which is included in notes payable on the consolidated balance sheet.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

On November 1, 2015, the Company issued a convertible note (the “Note”) to a consultant, in the principal amount of $62,500 with maturity date of November 1, 2017 and bears an interest of 10% per annum, pursuant to a consulting agreement. In connection with the issuance of Note, the Company recorded a debt discount of $62,500, related to the embedded conversion option derivative liability. During 2016, the outstanding principal and interest on Note was converted into 103 shares of common stock. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $76,987 was recorded when the Note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note. As of December 31, 2016, the note had no outstanding balance and the derivative liability recorded was reclassified to equity upon conversion.

On March 16, 2016, the Company entered into a factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $3,150 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount repaid of $144,900. As of September 30, 2016, the Company has repaid the outstanding principal and interest balance of this note. On June 7, 2016, the Company entered into a second factoring agreement with a lender for $51,000 to fund working capital. The Company also paid $1,020 of origination fees. The agreement requires daily repayments of $419 for an eight-month term, with the total amount to be repaid $70,380. As of December 31, 2016, the Company has repaid the outstanding principal and interest balance of this note. On September 9, 2016, the Company entered into a third factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $2,100 of origination fees. The agreement requires daily repayments of $862 for an eight-month term, with the total amount to be repaid $144,900. As of March 31, 2017, the Company has repaid the outstanding principal and interest balance of this note. On November 17, 2016, the Company entered into a fourth factoring agreement with a lender for $100,000 to fund working capital. The Company also paid $2,000 of origination fees. The agreement requires daily repayments of $821 for an eight-month term, with the total amount to be repaid $138,000. As of June 30, 2017, the Company has repaid the full amount of the outstanding principal and interest balance of this note. On March 7, 2017, the Company entered into a fifth factoring agreement with a lender for $105,000 to fund working capital. The Company also paid $2,100 of origination fees. The agreement requires daily repayments of $1,034 for four and a half-month term, with the total amount to be repaid $144,900. As of September 30, 2017, the Company has repaid the full amount of the outstanding principal and interest balance of this note. On May 8, 2017, the Company entered into a sixth factoring agreement with a lender for $120,000 to fund working capital. The Company also paid $2,400 of origination fees. The agreement requires daily repayments of $1,250 for four and a half-month term, with the total amount to be repaid $166,200. During the year ended December 31, 2017, the Company has repaid the full amount of the outstanding principal and interest balance of this note.

On May 2, 2016, the Company, through its wholly owned subsidiary, ENG entered into a revolving line of credit (the “Line”) with California Bank of Commerce (“CBC”). The terms of the Line allow ENG to borrow against its accounts receivable and inventory to manage its project based working capital requirements. The $350,000 Line has a maturity date of May 5, 2018 and borrowings under the Line bear interest at the Wall Street Journal Prime Rate plus 1.5% (currently 5.0%). The Company has provided a guaranty of the Line to CBC. The Line also contains certain representations, warranties, covenants and events of default, including the requirement to maintain specified financial ratios. ENG currently meets all such ratios. Breaches of any of these terms could limit ENG’s ability to borrow under the Line and result in increases in the interest rate under the Line. As of December 31, 2017, $350,000 was drawn under the Line.

During the year ended December 31, 2016, the Company issued four separate convertible notes (the “Notes”) to a consultant, three of the notes had the principal amount of $20,000 each and the fourth had a principal amount of $22,500, for an aggregate principal amount of $82,500 with maturity dates between April 27, 2017 and August 27, 2017, pursuant to a consulting agreement. The Notes bear interest at 8% per annum and are convertible at a 37.5% discount to lowest closing bid price in the 15 trading days prior to conversion. In connection with the issuance of the Notes, the Company recorded a total premium of $49,500 as the notes are considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. During the year ended December 31, 2016, $30,000 of the outstanding principal and interest on Notes were converted into 23,134 shares of common stock. During the year ended December 31, 2017, $43,716 of the outstanding principal and interest on Notes were converted into 5,002,479 shares of common stock. As of December 31, 2017, the outstanding principal and interest of the Notes was $14,234.

On December 2015, the Company leased a specialized equipment under leases classified as capital leases. The interest rate related to the lease obligation is 8.1% and is amortized over 4 years with the maturity date of November 30, 2019. As of December 31, 2017, the outstanding principal and interest on the lease obligation was approximately $21,000, of which approximately $13,000 is classified under notes payable and approximately $8,000 is classified under long-term loan payable on the consolidated balance sheet.

On December 2015 and August 2016, the Company issued two separate convertible notes (the “Notes”) in relation to the acquisitions of Thermomedics and ENG. These Notes were amended in the beginning of 2017 and pursuant to the amended terms, are no longer convertible notes. As of June 30, 2017, the remaining outstanding principal and interest balance of approximately $123,000 on one of the notes was paid in full, from the proceeds on sale of non-controlling interest (see Note 5). As of December 31, 2017, the total outstanding principal and interest on the remaining note was $44,168 which is included in notes payable on the consolidated balance sheet.

The Company has approximately $3.6 million of debt which are past maturity and subject to conversion as of December 31, 2017.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Embedded Conversion Option Derivatives

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception dates using the Monte Carlo option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk-free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

		December 31,
	Note Inception Date	2017	2016
Volatility	195 - 383%	231 – 383%	360%
Expected Term	0.4 - 1.50 years	0.17 – 1.41 years	0.01 - 1.34 years
Risk Free Interest Rate	0.21 - 2.0%	1.39 – 1.76%	0.45%

The following reflects the initial fair value on the note inception dates and changes in fair value of the level 3 derivative through:

	December 31,
	2017	2016
Balance, December 31	$4,284,264	$7,785,824
Note inception date fair value allocated to debt discount	725,506	2,775,894
Note inception date fair value allocated to other expense	71,396	984,889
Reclassification of derivative liability to equity upon debt conversion	(2,622,961)	(4,676,258)
Change in fair value	191,906	(2,586,085)
Embedded conversion option liability fair value	$2,650,111	$4,284,264

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives. The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the Monte Carlo option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2017 and 2016:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2016:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$4,284,264	$-	$-	$4,284,264

Balance at December 31, 2017:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$2,650,111	$-	$-	$2,650,111

10. Stockholders’ Deficit

Authorized Common Stock and Reverse Stock Split

On January 30, 2017, the Company filed the First Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the State of Delaware, to increase the Company’s authorized capital stock from 3.9 billion shares to 20 billion shares (19.995 billion common). The November 30, 2016 filing of the Third Amended and Restated Certificate of Incorporation changed the par value of the Company’s Common Stock from $0.001 to $0.0001.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

On December 27, 2017, the Company received (i) a written consent in lieu of a meeting of Stockholders (the “Written Consent”) from holders of shares of voting securities representing approximately 78% of the total issued and outstanding shares of voting stock of the Company; and (ii) a unanimous written consent of the Board to approve the following: the granting of discretionary authority to the Board, at any time for a period of 12 months after the date of the Written Consent, to authorize the adoption of an amendment to the Company’s Third Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s common stock at a ratio between 1 for 100 to 1 for 1,000, such ratio to be determined by the Board, or to determine not to proceed with the reverse stock split (the “Reverse Stock Split”); and the granting of discretionary authority to the Board for a period of 12 months after the date of the Written Consent, to authorize the adoption of an amendment to the Certificate of Incorporation to decrease the Company’s authorized capital stock, from 20,000,000,000 shares down to an amount not less than 50,000,000 shares, such decrease to be determined by the Board, or to determine not to proceed with the decrease in authorized capital stock (the “Decrease in Authorized Shares”). As of the date of this filing, the Company had not effected the Reverse Stock Split or the Decrease in Authorized Shares.

Conversion of Convertible Notes

During the year ended December 31, 2017 and 2016, approximately 357 million and 0.9 million shares were issued, respectively, in connection with conversion of approximately $2.6 and $5.3 million of convertible promissory notes, respectively (see Note 9).

Restricted Shares for Services

During the year ended December 31, 2017, there were no shares of restricted stock issued to employees, consultants or advisors. During the year ended December 31, 2016, the Company issued, outside of the approved employee stock incentive plans, an aggregate of 243 shares of restricted stock to consultants and advisors valued between $930 and $3,000 per share and recorded related stock-based compensation of approximately $219,000 for the vested amounts.

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

December 31, 2017 and 2016

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

Accounting guidance under ASC 718 dictates that the incremental difference in fair value of Series II and Series I should be recorded as stock-based compensation expense. As a result of the independent valuation performed, we have recorded the Series II at the fair value of $2,306,345 at the date of issuance. The Series I had a fair value of $281,345, resulting in a charge of $2,025,000 recorded as stock-based compensation in 2016. Additionally, the Series I liability was reclassified to additional paid-in-capital.

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

On March 29, 2017, the Company issued shares of Series II Preferred as follows: (i) 50 shares of Series II Preferred were issued to each of three independent board members as a component of their 2017 compensation (150 shares total); and (ii) 685 shares of Series II Preferred were issued to the Company’s management as a component of their 2016 incentive compensation at a stated value of $1,000 per share. These Series II Preferred shares are only forfeitable up to January 1, 2019 upon termination for cause and is subject to acceleration in the event of conversion, redemption and certain events. In connection with the issuance of the 835 Series II Preferred shares, the Company charged $841,594 to stock based compensation expense in 2017 (which is $10,000 less than the total cost as $10,000 was accrued in fiscal 2016) to reflect the Series II Preferred fair value of $1,020 per share. As of December 31, 2017, 3,097 shares of Series II were issued and outstanding.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

On August 25, 2016, PositiveID completed the acquisition and entered into an agreement with Sanomedics and Thermomedics (the “August Agreement”), which amends certain terms of the Purchase Agreement and terminates the Control Agreement. As a result, the 125 shares of Preferred Series J stock originally issued shall be released from escrow as follows: 71 shares to Sanomedics and 54 shares returned to the Company’s treasury. As of December 31, 2017, there were 71 shares Series J preferred stock which is convertible into 55,469 of the Company’s common shares at fixed conversion price of $1.28 (based on Series J stated value of $1,000 per share) as determined by the agreement (see Note 2).

Warrants

From time to time the Company issues warrants both for compensatory purposes to consultants and advisors, and to financial institutions in conjunction with financing activities.

No warrants were issued during the year ended December 31, 2017. As of December 31, 2017, 883 warrants to purchase the Company’s common stock have been granted outside of the Company’s plans and remain outstanding as of December 31, 2017. These warrants were granted at exercise prices in excess of $9.00 per share, are fully vested and are exercisable for a period of five years from the date of grant.

On January 28, 2016, pursuant to a financing agreement, the Company issued immediately exercisable warrants to purchase 8 shares of common stock at an initial exercise price of $2,250 per share and are exercisable for a period of four years from the vest date. The warrants expire in 2021.

On November 1, 2016, pursuant to a consulting agreement with two advisors, the Company issued to each advisor, warrants to purchase 200 shares of common stock, which are immediately exercisable. The warrants have an initial exercise price of $9.0 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2021.

On November 1, 2016, pursuant to a consulting agreement with an advisor, the Company issued warrants to purchase 400 shares of common stock, which are immediately exercisable. The warrants have an initial exercise price of $9.0 per share and are exercisable for a period of five years from the vest date. The warrants expire in 2021.

A summary of warrant activity for the years ended December 31, 2017 and 2016 is as follows:

	Financing		Compensatory		Total
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2016	13	$12,000	77	$7,500	90	$8,220
Granted	8	2,250	827	120	835	120
Exercised	—	—	—	—	—	—
Expired/Forfeited	—	—	(27)	4,200	(27)	4,200
Outstanding at December 31, 2016	21	$9,600	877	$630	898	$810
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Expired/Forfeited	(13)	12,000	(2)	112,500	(15)	25,400
Outstanding at December 31, 2017	8	$2,250	875	$428	883	$444
Exercisable at December 31, 2017	8	$2,250	875	$428	883	$444

The Company had 883 warrants issued and outstanding which are also exercisable as of December 31, 2017.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

During the year ended December 31, 2017, no options were issued under the 2011 plan or outside the plan. During the year ended December 31, 2016, the Company issued, outside of the approved employee stock incentive plans, a total of 1,043 options of which, 672 options were issued to directors and employee and 371 options were issued to consultants. As of December 31, 2017, the Company had 1,203 stock options in total, outside the plan, issued and outstanding out if which 827 vested between 2014 to 2017 and 376 will vest between 2018 and 2019. These options had a grant date fair value of approximately $1.4 million.

On December 4, 2015, the Company’s Board of Directors approved and adopted the Thermomedics, Inc. 2015 Flexible Stock Plan (“Thermomedics 2015 Plan”). The Thermomedics 2015 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the Thermomedics 2015 Plan, up to 5 million shares of common stock may be granted pursuant to awards. As of December 31, 2017, 342,500 options were issued and outstanding under the Thermomedics 2015 plan. These options vested in 2017 and had a grant date fair value of $109,600 vested which were fully expensed as of the year ended December 31, 2017.

A summary of option activity under the Company’s option plans and outside of the Company’s option plan for the years ended December 31, 2017 and 2016 is as follows:

	2017		2016
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Outstanding on January 1	1,207	$3,690	164	$24,870
Granted	—	$—	1,043	$840
Exercised	—	$—	—	$—
Forfeited	(4)	$—	—	$—
Outstanding at year end	1,203	$1,172	1,207	$3,690
Exercisable at year end	827	$1,051	531	$6,780
Shares available for grant within Company’s option plans at year end	1,000,000		1,523,000

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$9.00 to $4,500	1,201	3.5	$1,158	825	$1,032
above $4,501	2	3.5	$10,800	2	$10,800
	1,203	3.5	$1,172	827	$1,051
Vested options	827	3.5	$1,051

There are inherent uncertainties in making estimates about forecasts of future operating results and identifying comparable companies and transactions that may be indicative of the fair value of the Company’s securities. The Company believes that the estimates of the fair value of its common stock options at each option grant date were reasonable under the circumstances.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

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

The fair values of the options granted were estimated on the grant date using the Black-Scholes valuation model based on the following weighted-average assumptions:

2016
Expected dividend yield	—
Expected stock price volatility	164 - 210%
Risk-free interest rate	1.03 – 1.93%
Expected term (in years)	5.0

Stock-Based Compensation Expense

Stock-based compensation expense for awards granted to employees is recognized on a straight-line basis over the requisite service period based on the grant-date fair value. Forfeitures are estimated at the time of grant and require the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded compensation expense related to stock options, restricted stock and preferred shares of approximately $1.1 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively. The intrinsic value for all options outstanding was approximately nil as of December 31, 2017 and 2016.

11. Income Taxes

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

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Accrued expenses and reserves	$1,182	$575
Stock-based compensation	1,166	2,473
Intangibles	8	(93)
Property and equipment	(10)	(23
Net operating loss carryforwards	24,328	34,064
Gross deferred tax assets	26,674	36,996
Valuation allowance	(26,674)	(36,996)
Net deferred taxes	$—	$—

As a result of the Company’s history of incurring operating losses a full valuation allowance against the net deferred tax asset has been recorded at December 31, 2017 and 2016.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (Act). The Act makes significant modifications to the provisions of the Internal Revenue Code, including but not limited to, a corporate tax rate decrease to 21% effective as of January 1, 2018. The Company’s net deferred tax assets and liabilities have been revalued at the newly enacted U.S. Corporate rate in the year of enactment. The adjustment related to the revaluation of the deferred tax asset and liability balances, is a net charge of approximately $12 million. This expense is fully offset by a change in valuation allowance. Accordingly, there is no impact on income tax expense as of December 31, 2017.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

The difference between the effective rate reflected in the provision for income taxes on loss before taxes and the amounts determined by applying the applicable statutory U.S. tax rate of 34% are analyzed below:

	2017		2016

Statutory tax benefit	%	(34)%	(34)
State income taxes, net of federal effects		—	(11)
Permanent items		3	—
Change in Federal Tax rate		141	33
Change in deferred tax asset valuation allowance		(110)	12

Provision for income taxes	%	—%	—

As of December 31, 2017, the Company had U.S. federal net operating loss carry forwards of approximately $91 million for income tax purposes that expire in various amounts through 2037. The Company also has approximately $73 million of state net operating loss carryforwards that expire in various amounts through 2037.

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

The Company files consolidated tax returns in the United States federal jurisdiction and in the various states in which it does business. In general, the Company is no longer subject to U.S. federal or state income tax examinations for years before December 31, 2014.

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

During 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter. In addition, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. The Company has agreed to repay Stanley for the upfront payments, plus interest and the upfront payments made by Stanley is reflected as a liability on the accompanying consolidated balance sheet as “Tax Liability”

As of December 31, 2017, the Company had paid a total amount of $704,061 of the liability. In addition, Stanley had received a total refund of $148,325 from the CRA which was deducted from the recorded liability. Based on management’s estimate, including reconciling to Stanley’s accounts, the Company has a recorded tax liability of approximately $100,000, as reflected as a liability on the accompanying consolidated balance sheet as of December 31, 2017.

12. Commitments and Contingencies

Lease Commitments

The Company leases certain office space under non-cancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in October 18, 2018, laboratory and office space in Pleasanton, California a lease scheduled to expire in September 30, 2018 and office and manufacturing space in Concord, California which is currently on a month-to-month commitment. Rent expense under operating leases totaled approximately $248,000 and $244,000 for the years ended December 31, 2017 and 2016, respectively. Future minimum lease payments under operating leases at December 31, 2017 are as follows (in thousands):

2018	$105
$105

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

LG Capital Funding Litigation

On March 7, 2017, LG Capital Funding, LLC (“LG”), filed a complaint in the U.S. District Court of the Eastern District of New York (the “Court”), related to a 10% Convertible Redeemable Note issued by us to LG on July 7, 2016 in the amount of $66,150 (the “LG Note”). The LG Note provides that LG is entitled to convert all or any amount of the outstanding balance and accrued interest of the LG Note into shares of our Common Stock. The complaint alleges breach of contract and anticipatory breach of contract, asserting, among other things, that we failed to deliver shares of stock to LG pursuant to a notice of conversion, and failed to reserve a sufficient number of shares of stock issuable under the terms of the LG Note. On July 12, 2017, the Court denied LG’s motion for Order to Show Cause and Request for an Injunction. The Company will continue to answer and defend against this complaint. Under ASC 450, the Company has determined that it is reasonably possible but not probable that the outcome of the litigation might be unfavorable. Based on the Company’s analysis of the outcome of the litigation, the range of potential outcomes are between $0 and $250,000. As such, the Company has recorded a loss contingency it believes reflects the most likely outcome of the litigation.

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

13. Employment Contracts and Stock Compensation

On April 8, 2016, the Company entered into employment contracts with both Mr. Caragol and Mr. Probst, effective January 1, 2016. The terms of Mr. Caragol’s employment contract include a three-year term and a salary of $275,000. Mr. Caragol’s salary will automatically adjust to $350,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Caragol is eligible for annual bonuses and was granted 167 stock options and; (i) 57 vested on January 1, 2017; (ii) 55 vested on January 1, 2018; and (iii) 55 will vest on January 1, 2019. These options will expire on January 1, 2021. Mr. Caragol is also entitled to the use of a Company car and related expenses and an unaccountable expense allowance of $25,000. The terms of Mr. Probst’s employment contract include a three-year term and a salary of $200,000. Mr. Probst’s salary will automatically adjust to $250,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Probst is eligible for annual bonuses and was granted 100 stock options and; (i) 34 vested on January 1, 2017; (ii) 33 vested on January 1, 2018; and (iii) 33 will vest on January 1, 2019. These options will expire on January 1, 2021.

If either Mr. Caragol or Mr. Probst’s employment is terminated prior to the expiration of the term of his employment agreement, certain significant payments become due. The amount of such payments depends on the nature of the termination. In addition, the employment agreement contains a change of control provision that provides for the payment of 2.0 times and 2.95 times in the case of Mr. Probst and Mr. Caragol, respectively of the then current base salary and the same multipliers of the highest bonus paid to the executive during the three calendar years immediately prior to the change of control. Any outstanding stock options or restricted shares held by the executive as of the date of his termination or a change of control become vested and exercisable as of such date and remain exercisable during the remaining life of the option. The employment agreement also contains non-compete and confidentiality provisions which are effective from the date of employment through two years from the date the employment agreement is terminated.

14. Segments

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

Medical Devices

Through its wholly-owned Thermomedics subsidiary, the Company markets and sells the Caregiver product. Caregiver is an FDA-cleared for clinical use, infrared thermometer that measures forehead temperature in adults, children and infants, without contact. Caregiver is the world’s first clinically validated, non-contact thermometer for the healthcare providers market, which includes hospitals, physicians’ offices, medical clinics, nursing homes and other long-term care institutions, and acute care hospitals. Our Caregiver thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact. It therefore saves medical facilities the cost of probe covers (up to $0.10 per temperature reading), storage space and disposal costs.

Mobile Labs

Our ENG subsidiary (see Note 5) is a leader in the specialty technology vehicle market, with a focus on mobile laboratories, command and communications applications, and mobile cellular systems. ENG builds mobile laboratories specifically designed for chemical and biological detection, monitoring and analysis. ENG also provides specialty vehicle manufacturing for TV news vans and trucks, emergency response trailers, mobile command centers, infrared inspection, utilities inspection, and other special purpose vehicles.

The following is the selected segment data for the years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31, 2017
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$142	$411	$4,806	$—	$5,359
Operating (loss)	$(739)	$(338)	$(747)	$(3,021)	$(4,845)
Depreciation and amortization	$(8)	$(109)	$(85)	$(1)	$(203)
Interest and other income (expense)	$34	$(3)	$(4)	$(3,915)	$(3,888)
Net loss	$(705)	$(341)	$(753)	$(6,934)	$(8,733)
Goodwill	$510	$91	$—	$—	$601
Segmented assets	$543	$382	$700	$100	$1,725
Expenditures for property and equipment	$—	$—	$(41)	$—	$(41)

	Year ended December 31, 2016
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$115	$417	$5,027	$—	$5,559
Operating (loss)	$(828)	$(462)	$(257)	$(5,600)	$(7,147)
Depreciation and amortization	$(111)	$(109)	$(79)	$(1)	$(300)
Interest and other income (expense)	$22	$(60)	$(3)	$(5,873)	$(5,914)
Net loss	$(806)	$(522)	$(260)	$(11,473)	$(13,061)
Goodwill	$510	$91	$199	$—	$800
Segmented assets	$606	$514	$1,349	$93	$2,562
Expenditures for property and equipment	$—	$(1)	$(7)	$—	$(8)

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017 and 2016

15. Subsequent events

On January 30, 2018, ENG entered into a Stock Purchase Agreement (“SPA II”) with the Purchaser, pursuant to which (i) ENG sold six hundred forty one (641) shares (the “Shares”) of Series A Convertible Preferred Stock of ENG for a purchase price of approximately $312 per share, for an aggregate purchase price of $200,000; and (ii) the Company declined to exercise its right to purchase a pro rata portion of the Shares and has approved the issuance and sale of the Shares by ENG to the Purchaser, and waived all rights it may have with respect to ENG’s purchase of the Shares. In connection with the transaction, the Company also committed to issue a promissory note in the amount of $54,000 to ENG for settlement of past and current intercompany transactions and liabilities. As a result of this transaction the Company’s equity interest in ENG has decreased to 24% and prospectively the Company will deconsolidate the balance sheet, results of operations and cash flows of ENG in its consolidated financial statements. At December 31, 2017 the Company owned 50.2% of ENG and controlled ENG’s assets. These assets represented between 50% and 55% of the Company’s overall assets. As the result of the Company owning 24% of ENG as of January 30, 2018 and no longer controlling ENG’s assets, the Company will not consolidate the results of ENG, comprising a significant amount of the Company’s assets, as of January 30, 2018 (see Note 5).

The Company, subsequent to year end:

●	received approximately $771,500 of net proceeds (net of legal fees and OID) from note payables in the aggregate principal amount of approximately $819,000. These notes payable have; (i) interest rates between 8% to 12%; (ii) conversion discounts between 35% to 37.5% and; (iii) maturity dates between nine to twelve months from the date it was funded. In connection with the issuance of these notes, the Company will record a premium as these notes are considered stock settled debt under ASC 480.

●	received $24,000 of net proceeds from back end notes (see Note 9).

●	issued 4.9 billion shares of common stock for the conversion of notes with a principal value of approximately $1.0 million.

Exhibit Index

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Third Amended and Restated Rertificate of Incorporation of PositiveID Corporation	8-K	3.1	12/02/2016
3.2	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of PositiveID Corporation	8-K	3.1	02/03/2017
3.3	Second Certificate of Amendment to Third Amended and Restated Certificate of Incorporation, as Amended, of PositiveID Corporation	8-K	3.1	05/26/2017
3.4	Certificate of Designations of Preferences, Rights and Limitations of Series J Convertible Preferred Stock	8-K	4.1	12/07/2015
3.5	Form of Amended and Restated Certificate of Designation of the Series II Convertible Preferred Stock	10-K	3.11	03/31/2017
3.5	Certificate of Elimination to Eliminate the Company’s Series C Convertible Preferred Stock, Series F Convertible Preferred Stock, and Series H Convertible Preferred Stock.	8-K	3.1	09/02/2016
3.6	Certificate of Elimination to Eliminate the Company’s Series I Convertible Preferred Stock	10-K	3.12	03/31/2017
3.7	Second Amended and Restated By-Laws of PositiveID Corporation adopted on April 8, 2016	10-K	3.2	04/12/2016
4.1	Form of 5% Convertible Promissory Note, dated August 25, 2016, with Keith Houlihan.	8-K/A	4.1	08/26/2016
4.2*	Form of 10% Convertible Redeemable Note, dated March 24, 2017, with Crossover Capital Fund II, LLC	10-K	4.2	03/31/2017
4.3*	Example of Collateralized Note	8-K	10.4	04/22/2016
4.4*	Example of Secured Convertible Promissory Note	8-K	4.1	02/23/2017
4.5*	Form of Collateralized Secured Promissory Note Back End Note	8-K	10.2	10/06/2017
10.1*	Example of Securities Purchase Agreement entered into in connection with issuance of Convertible Redeemable Notes	8-K	10.1	04/22/2016
10.2**	Form of Exchange Agreement between the Company and the Series I Convertible Preferred Stock Shareholders with regard to Exchanging Series I for Series II Convertible Preferred Stock, dated as of August 11, 2016	10-Q	10.40	08/12/2016
10.3**	Form of Series II Preferred Stock Award Agreement, made as of August 11, 2016	10-Q	10.41	08/12/2016
10.4**	PositiveID Corporation Employment and Non-Compete Agreement between the Company and William J. Caragol dated April 8, 2016	10-K	10.12	04/12/2016
10.5**	PositiveID Corporation Employment and Non-Compete Agreement between the Company and Lyle B. Probst dated April 8, 2016	10-K	10.13	04/12/2016
10.6	Agreement by and among PositiveID Corporation, Sanomedics, Inc. and Thermomedics, Inc. dated August 25, 2016	8-K/A	10.4	08/26/2016
10.7	Reserve Equity Financing Agreement, dated August 29, 2016, with GHS Investments LLC.	8-K	10.1	09/02/2016

43

10.8	Registration Rights Agreement, dated August 29, 2016, with GHS Investments LLC.	8-K	10.2	09/02/2016
10.9	Addendum to Secured Convertible Promissory Note with GHS Investments LLC, dated August 29, 2016.	10-Q	10.7	11/18/2016
10.10	Form of Security Agreement, dated October 20, 2016.	10-Q	10.8	11/18/2016
10.11	Form of Waiver of Cross Default, dated February 6, 2017	8-K	10.1	02/10/2017
10.12	Stock Purchase Agreement of Series A Convertible Preferred Stock of E-N-G Mobile Systems, Inc., dated June 12, 2017, by and among PositiveID Corporation, Holdings ENG, LLC and E-N-G Mobile Systems, Inc.	8-K	10.1	06/14/2017
10.13	Stockholders Agreement, dated June 12, 2017, by and among PositiveID Corporation, Holdings ENG, LLC and E-N-G Mobile Systems, Inc.	8-K	10.2	06/14/2017
10.14	Executive Services Agreement, dated June 12, 2017, by and among PositiveID Corporation, Lyle Probst and E-N-G Mobile Systems, Inc.	8-K	10.3	06/14/2017
10.15	Stock Option Agreement for Series A Convertible Preferred Stock of E-N-G Mobile Systems, Inc., dated June 12, 2017, by and between E-N-G Mobile Systems, Inc. and Holdings ENG, LLC	8-K	10.4	06/14/2017
10.16	Asset Purchase Agreement dated August 24, 2017, by and among PositiveID Corporation, PositiveID Diagnostics and ExcitePCR Corporation	8-K	10.1	08/28/2018
21.1	PositiveID List of Subsidiaries				X
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1***	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* During the year ended December 31, 2017, PositiveID entered into substantially similar securities purchase agreements and issued substantially similar convertible redeemable notes and collateralized notes on January 13, January 30, March 14, March 24, April 10, April 17, May 2, May 22, June 6, July 17, August 8, August 11, August 21, September 12, October 2, October 11, November 9, November 13 and November 21. Subsequent to the year ended December 31, 2017, PositiveID entered into substantially similar agreements and issued substantially similar convertible redeemable notes and collateralized notes on January 2, January 8, and February 5, 2018.

** Management contract or compensatory plan.

*** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

44