Form 10-Q
period 2018-03-31
POSITIVEID Corp
filed 2018-05-18
CIK 1347022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on May 16, 2018 is as follows:

Class	Number of Shares
Common Stock: $0.0001 Par Value	9,393,339

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash	$49	$181
Accounts receivable, net	57	75
Inventories	12	433
Prepaid expenses and other current assets	40	102
Total Current Assets	158	791

Investment in ENG Mobile Systems	249	—
Equipment, net	27	120
Goodwill	601	601
Intangibles, net	167	194
Other assets	11	19
Total Assets	$1,213	$1,725

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$206	$295
Accrued expenses and other current liabilities	965	1,183
Deferred revenue	—	154
Notes and loans payable, net of discounts	408	309
Line of credit	—	350
Short-term convertible debt and accrued interest, net of discounts and premiums	6,652	6,377
Embedded conversion option liability	3,592	2,650
Tax liability	99	100
Total Current Liabilities	11,922	11,418

Long Term Liabilities:
Loan payable	—	8
Total Liabilities	11,922	11,426

Commitments and contingencies (Note 9)

Stockholders’ Deficit:
Preferred stock, 5,000,000 shares authorized, $0.001 par value:
Series J Convertible Preferred – 1,700 shares authorized, 71 shares issued and outstanding at March 31, 2018 and December 31, 2017, (liquidation preference of $71,000 at March 31, 2018 and December 31, 2017).	—	—
Series II Convertible Preferred – 4,000 shares authorized, 3,097 shares issued and outstanding at March 31, 2018 and December 31, 2017; (liquidation preference of $3,381,144 and $3,332,479, March 31, 2018 and December 31, 2017, respectively)	—	—
Common stock, 19,995,000,000 shares authorized, $0.0001 par value; 5,333,246 and 359,075 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Additional paid-in capital	157,938	156,186
Accumulated deficit	(168,647)	(165,789)
Total PositiveID Corporation Stockholders’ Deficit	(10,709)	(9,603)
Non-controlling interest in consolidated subsidiary (Note 3)	—	(98)
Total Stockholders’ Deficit	(10,709)	(9,701)
Total Liabilities and Stockholders’ Deficit	$1,213	$1,725

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$420	$1,227

Cost of revenues	228	804

Gross profit	192	423

Operating expenses:
Selling, general and administrative	1,063	2,155
Research and development	158	101
Total operating expenses	1,221	2,256
Operating (loss)	(1,029)	(1,833)

(Loss) on investment in ENG Mobile Systems	(45)	—

Other income (expense):
Gain on deconsolidation of ENG Mobile Systems	388	—
Interest expense	(768)	(1,451)
Change in fair value of embedded conversion option liability	(1,441)	(571)
Loss on extinguishment of debt	(22)	—
Other income	14	6
Total other expense, net	(1,829)	(2,016)
Net loss	(2,903)	(3,849)

Preferred stock dividends	(50)	(34)
Net loss attributable to common stockholders before allocation to non-controlling interest	$(2,953)	$(3,883)
Less net loss allocated to non-controlling interest in consolidated subsidiary	45	—
Net loss applicable to PositiveID Corporation common stockholders	$(2,908)	$(3,883)

Net loss per common share attributable to common stockholders – basic and diluted	$(1.90)	$(2,646.89)

Weighted average shares outstanding – basic and diluted	1,528,126	1,467

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2018

(In thousands, except share data)

(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance at December 31, 2017	3,168	$—	359,075	$—	$156,186	$(165,789)	$(98)	$(9,701)
Net loss after allocation to non-controlling interest	—	—	—	—	—	(2,858)	(45)	(2,903)
Stock based compensation - employees	—	—	—	—	22	—	—	22
Common Stock issued pursuant to convertible note conversions	—	—	4,974,171	—	1,042	—	—	1,042
Reclassification of derivative liability upon debt conversion and debt extinguishment	—	—	—	—	525	—	—	525
Reclassification of premium upon debt conversion	—	—	—	—	199	—	—	199
Preferred stock dividends	—	—	—	—	(50)	—	—	(50)
Sale of interest in subsidiary	—	—	—	—	—	—	143	143
Gain on settlement of balance due to equity method investee	—	—	—	—	14	—	—	14
Balance at March 31, 2018	3,168	$—	5,333,246	$—	$157,938	$(168,647)	$—	$(10,709)

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,903)	$(3,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on deconsolidation	(388)	—
Depreciation and amortization	33	50
Stock-based compensation	22	922
Convertible debt discounts and premium amortization	641	1,316
Loss on extinguishment of debt	22	2
Change in fair value of embedded conversion option liability	1,441	571
Gain on disposal of property & equipment	—	(2)
Note issued as penalty	—	15
Bad debt	2	—
Foreign exchange transaction loss	(2)	—
Loss on investment in ENG Mobile Systems	45	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Account receivable	(31)	(98)
Prepaid expenses and other current assets	30	45
Inventories	79	210
Increase (decrease) in:
Accounts payable and other accrued expense	(43)	66
Accrued interest	122	76
Deferred revenue	(94)	363
Tax liability	—	1
Net cash used in operating activities	(1,024)	(312)

Cash flows from investing activities:
Bank overdraft liability held by deconsolidated subsidiary	99	—
Purchase of property & equipment	(2)	(15)
Proceeds on disposal of property & equipment	—	4
Net cash (used in) provided by investing activities	97	(11)

Cash flows from financing activities:
Proceeds from convertible debt financing, net of fees	829	868
Proceeds from note payable, net of discounts	48	—
Principal payments of short-term debt	(82)	(136)
Payment of line of credit	—	(150)
Net cash provided by financing activities	795	582

Net increase (decrease) in cash	(132)	259
Cash, beginning of period	181	40
Cash, end of period	$49	$299

Supplementary Cash Flow Information:
Cash paid for interest	$3	$42
Cash paid for income tax	$—	$—
Non-cash financing and investing activities:
Conversion of promissory notes into common stock	$1,042	$846
Reclassification of embedded conversion option liability to equity upon conversion of debt and extinguishment of debt	$525	$945
Reclassification of stock settle debt premium to equity upon conversion of debt	$199	$38
Discounts recorded for loan fees and original issue discount	$56	$173
Premium recorded on debt	$507	$274
Embedded conversion option liability recorded as debt discount	$26	$328
Note issued in settlement of amounts due to ENG	$54	$—

See accompanying unaudited notes to unaudited condensed consolidated financial statements.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

1. Organization and Basis of Presentation

PositiveID Corporation, including its wholly-owned subsidiaries PositiveID Diagnostics Inc. (“PDI”) and Thermomedics, Inc. (“Thermomedics”), and its majority-owned subsidiary, ExcitePCR Corporation (“ExcitePCR”), (collectively, the “Company” or “PositiveID”), develops molecular diagnostic systems for bio-threat detection and rapid medical testing; and markets the Caregiver® non-contact clinical thermometer. The Company’s fully automated pathogen detection systems are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bio-agent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry to detect biological weapons of mass destruction. The Company is developing the FireflyDX family of products, which are automated pathogen detection systems for rapid diagnostics, in both portable and handheld forms, for clinical and point-of-need applications. The Company’s Caregiver® thermometer is an FDA-cleared infrared thermometer for the professional healthcare market. Through its investment in ENG Mobile Systems, which was a majority owned subsidiary through January 30, 2018 (see Note 3), the Company manufactures specialty technology vehicles focused primarily on mobile laboratory and communications applications.

Reverse Stock Split

On April 13, 2018, the Company filed an amendment to its Third Amended and Restated Certificate of Incorporation, as amended, with the State of Delaware, to implement a 1-for-1,000 reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding Common Stock, which became effective on April 18, 2018. The reverse stock split affected the outstanding Common Stock as well as all outstanding Common Stock underlying convertible notes, warrants, convertible preferred stock and stock options immediately prior to the reverse stock split. The number of authorized shares was not adjusted. All share and per share amounts in the accompanying historical consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

Going Concern

The Company’s unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2018, we had a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $11.8 million, $10.7 million and $168.6 million, respectively, compared to a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10.6 million, $9.7 million and $165.8 million, respectively, as of December 31, 2017. The increase in the working capital deficit was primarily due to capital raised through convertible debt financings that was spent on operations.

We have incurred operating losses and net cash used in operating activities since the merger that created PositiveID in 2009. The current 2018 operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection and Caregiver products. We expect our operating losses to continue through 2018. It’s management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In fiscal 2017 and for the first three months of 2018, we raised approximately $2.7 and $0.9 million, respectively primarily from the issuance of convertible debt.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, all adjustments (including normal recurring adjustments) necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year. These statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries of which all are inactive except for PDI, Thermomedics and ExcitePCR. All intercompany balances and transactions have been eliminated in the consolidation.

On July 17, 2017, ExcitePCR Corporation, a majority-owned subsidiary of the Company, was incorporated in the State of Delaware, to own and further the development of the FireflyDX family of products. As of March 31, 2018, ExcitePCR is operating and doing the business of PDI under the ExcitePCR name, while focusing on the potential strategic partnership(s) and financing that will complete the sale of all PDI and FireflyDX related assets to ExcitePCR (see Note 3).

Investment in ENG Mobile Systems

On January 30, 2018, ENG, in order to raise working capital, sold additional ownership of ENG to a strategic investor who previously held the non-controlling interest in ENG. As a result of this transaction the Company’s ownership and voting interest in ENG decreased to approximately 24% and the Company deconsolidated the balance sheet, results of operations and cash flows of ENG in its consolidated financial statements and now accounts for ENG under the equity method of accounting in accordance with ASC 323. At December 31, 2017 the Company owned 50.2% of ENG and controlled ENG’s assets, and therefore consolidated its balance sheet and results of operations (see Note 3 and Note 5).

Non-Controlling Interest

On June 12, 2017, the Company sold 49.2% ownership of ENG, to a strategic investor. Accordingly, as of that date, the Company presented noncontrolling interests as a component of equity on its consolidated balance sheets under the heading “Non-controlling interest in consolidated subsidiary” and reported noncontrolling interest net income or loss under the heading “Net (income) loss allocated to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations based on its 50.2% ownership (see Note 3), through January 30, 2018.

On August 24, 2017, the Company and its wholly-owned subsidiary PDI (collectively, the “Seller”), entered into an Asset Purchase Agreement (“APA”) with its majority-owned subsidiary, ExcitePCR (the “Buyer”). Pursuant to the APA, at closing, the Company will own approximately 91% of ExcitePCR post-closing of the sale. As of March 31, 2018, the Buyer has not yet fulfilled the conditions to close the transaction which include ExcitePCR completing a financing of at least $3 million (see Note 3).

Accounting for Investment in ENG Mobile Systems – Equity Method

The Company accounts for investments in which the Company owns more than 20% of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost and adjusts the carrying amount of the investment to recognize the investor’s share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor’s share of changes in the investee’s capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary, and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method (see Note 5).

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the reported periods include valuation of assets acquired and liabilities assumed in business combinations, allowance for doubtful accounts receivable, inventories valuation, valuation of equity method investments, estimates of depreciable lives and valuation of property and equipment, valuation of goodwill and intangible assets and related amortization period, valuation of loss and other contingencies, product warranty liabilities, valuation of derivatives, valuation of beneficial conversion features, estimate of contingent earn-out liabilities, valuation of stock-based compensation and an estimate of the deferred tax asset valuation allowance.

Inventories

Inventories consist of finished goods of our Caregiver® non-contact thermometers as of March 31, 2018 and December 31, 2017, and as of December 31, 2017, in our Mobile Lab Segment inventory, finished goods, standard and manufactured frames and bodies of vehicles, components of mobile units and other materials and is stated at lower of cost and net realizable value. The Company early adopted ASU 2015-11 “Simplifying the Measurement of Inventory” on January 1, 2016, and there was no material impact. Reserves, if necessary, are recorded to reduce inventories to net realizable value based on assumptions about consumer demand, current inventory levels and product life cycles for the various inventory items. These assumptions are evaluated periodically and are based on the Company’s business plan and from feedback from customers and the product development team; however, estimates can vary significantly. As of March 31, 2018 and December 31, 2017, inventory reserves were not material.

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Finished goods of Caregiver® non-contact thermometers	$12	$27
Materials inventory	—	315
Mobile vehicle inventory	—	91
	$12	$433

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

The Company performed its annual impairment test of goodwill as of December 31, 2017. As a result of our analysis, which included the information available in January 2018, resulting in the dilution of the Company’s interest in ENG, we concluded based on information available at that time, the carrying value of the ENG intangible asset and goodwill were impaired. An aggregate amount of $342,327, representing the full impairment of ENG goodwill and intangible assets, was charged to impairment expense in fiscal 2017. In assessing potential impairment of the intangible assets recorded in connection with the PDI and Thermomedics, as of March 31, 2018, we considered the likelihood of future cash flows attributable to such assets on a per segment basis. Based on our analysis, we have concluded based on information currently available, that no impairment of the intangible assets or goodwill existed as of March 31, 2018.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Intangible amortization expense was approximately $27,000 and $39,000 for the three months ended March 31, 2018 and 2017, respectively.

Revenue Recognition

On January 1, 2018, we adopted ASC 606 — Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition. ASC 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer purchase orders, including significant judgments. Our adoption of ASC 606 did not result in cumulative adjustments and does not have any impact on our results of operations, cash flows or financial condition in 2018.

If at the outset of an arrangement, the Company determines that collectability of the consideration for the transferred goods or services is not probable, revenue is deferred until the earlier of when collectability becomes probable or the receipt of payment. If there is uncertainty as to the transfer of goods or services, revenue is not recognized until the earlier of the transfer or expiration of the obligation. If at the outset of an arrangement, the Company determines that the transaction price is not determinable, revenue is deferred until the consideration becomes estimable, assuming all other revenue recognition criteria have been met.

To date, the Company has generated revenue from three sources: (1) professional services, (2) technology licensing, and (3) product sales.

Specific revenue recognition criteria for each source of revenue is as follows:

(1)	Revenues for professional services, which are of short term duration, are recognized as the entity satisfies a performance obligation by transferring the promised services to a customer;

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

If these criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized ratably over the contract term or being deferred until the earlier of when such criteria are met or when the performance obligation is satisfied. If these criteria are met for each element and there is a relative transaction price for all units of accounting in an arrangement, the consideration is allocated to the separate units of accounting based on each unit’s relative transaction price.

Concentrations

Concentration of Deferred Revenue

As of March 31, 2018, the Company had deferred revenue of nil. As of December 31, 2017, the Company had deferred revenue of approximately $0.2 million of which 61% and 39% were from two of the Company’s customers.

Concentration of Revenues

During the three months ended March 31, 2018, the Company generated revenue of approximately $0.4 million of which 30%, 29% and 18% were from three of the Company’s customers. During the three months ended March 31, 2017, the Company generated revenue of approximately $1.2 million of which 29%, 20% and 14% were from three of the Company’s customers.

Concentration of Accounts Receivable

As of March 31, 2018, the Company had accounts receivable of approximately $57,000 of which 30%, 24% and 22% were from three of the Company’s customers. As of December 31, 2017, the Company had accounts receivable of approximately $75,000 of which 30% and 24% were from two of the Company’s customers.

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

March 31, 2018

(Unaudited)

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

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” The Company operated in three business segments: Molecular Diagnostics, Medical Devices and Mobile Labs (through January 30, 2018) (see Note 11).

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

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

The following potentially dilutive equity securities outstanding as of March 31, 2018 and as of December 31, 2017 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	March 31, 2018	December 31, 2017
Common shares issuable under:
Convertible notes	93,017,368	4,615,455
Convertible Series II Preferred Stock	551,671	543,570
Convertible Series J Preferred Stock	55	55
	93,569,094	5,159,080

The common shares issuable under the convertible notes as of December 31, 2017 and March 31, 2018 were calculated using the closing bid prices at December 31, 2017 and March 31, 2018 which were $2.10 and $0.10, respectively. The prices used to calculate the common shares issuable under the convertible Series II and Series J Preferred Stock as of December 31, 2017 and March 31, 2018 were as follows: (i) fixed conversion prices of $16.80 and $2.20 for Series II as determined by the agreements;(ii) fixed conversion price of $1,280 for Series J (based on Series J stated value of $1,000 per share) as determined by the agreement.

Recent Accounting Pronouncements

There are no new accounting pronouncements during the three months ended March 31, 2018 other than those described below that affect the consolidated financial position of the Company or the results of its operations. Accounting Standard Updates which are not effective until after March 31, 2018, and the potential effects on the Company’s consolidated financial position or results of its operations are discussed below.

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

March 31, 2018

(Unaudited)

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

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

3. Non-Controlling Interests

ExcitePCR

On August 24, 2017, the Company and its wholly-owned subsidiary PDI (collectively, the “Seller”), entered into an Asset Purchase Agreement (“APA”) with its majority-owned subsidiary, ExcitePCR (the “Buyer”). Pursuant to the APA, at closing, the Seller will sell and deliver to the Buyer all right, title and interest in all assets used or useful in connection with the operation of the FireflyDX technology, which consists of the FireflyDX intellectual property and that of its predecessor, the Dragonfly Dx technology and products, along with patents, the applicable know how used in the development of the FireflyDX and Dragonfly Dx technology, and breadboard prototypes of both products (the “FireflyDX Technology”). The consideration to be paid by the Buyer to the Seller pursuant to the APA, will be 10,500,000 shares of common stock of the Buyer, and the Company will own approximately 91% of the outstanding shares of ExcitePCR post-closing of the sale (prior to any financing). As a condition to the Seller’s obligation to close the transaction, the Buyer shall have completed a financing transaction with net proceeds to the Buyer of at least $3 million. Additional conditions and deliverables at closing include a patent assignment agreement, accounting services agreement, license agreement, and certain required consents from third parties.

The Company believes that the FireflyDX Technology has significant potential value to stockholders. The parties have entered into the APA so the Buyer can secure financing and then independently pursue the development, improvement and commercialization of the FireflyDX Technology. The current stockholders of the Buyer include two third-party individuals, who are working with the Buyer to develop and execute the business plan of the Buyer. Lyle L. Probst (the Company’s President) is the Chief Executive Officer of the Buyer and William J. Caragol (the Company’s Chairman and CEO), is the Chairman of the Buyer. As of March 31, 2018, the Buyer and Company had not yet closed the transaction.

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

Immediately prior to the closing of the Transaction, ENG effected a recapitalization so that there are two classes of its stock as follows: (i) 2,000 authorized shares of common stock, $0.001 par value, with 241 shares, issued and outstanding and held by the Company; and (ii) 1,000 authorized shares of Series A Convertible Preferred Stock, $0.001 par value (the “Series A Convertible Stock”), with 359 shares of Series A Convertible Stock issued and outstanding and held by the Company prior to the closing of the Transaction. After the closing of the transaction, the Company owned 60 shares of Series A Convertible Stock. Immediately following the closing of the Transaction, the Company owned 241 shares of common stock and 60 shares of Series A Convertible Preferred Stock of ENG, or 50.2% of the voting interest in ENG; immediately following the closing of the Transaction, the Purchaser owned 299 shares of Series A Convertible Preferred Stock of ENG, or 49.8% of the voting interest in ENG.

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

March 31, 2018

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

As a result of the June 12, 2017 sale, the Company retained control over ENG and accounted for sale of the non-controlling interest as an equity transaction in accordance with ASC 810-10-42-23. No gain or loss was recognized in the accompanying consolidated statement of operations. The difference between the fair value of consideration, transaction costs and carrying amount of the non-controlling interest resulted in “net gain” in the amount of $1,242,083 which was recorded in the in the equity section of the accompanying balance sheet in additional paid in capital. The carrying amount of the non-controlling interest was recorded separate from the Company’s total equity under “non-controlling interest in consolidated subsidiaries” and was adjusted to reflect the change in ownership interest in the subsidiary as of June 12, 2017. The net gain and adjustment to the carrying amount of the non-controlling interest as of December 31, 2017 are detailed below:

Sale of non-controlling interest reconciliation:
Fair value of consideration	$1,495,000
Transaction costs	(107,255)
Cash received	1,387,745
Equity allocated to non-controlling interest	(67,662)
PSID common stock issued as fee (transaction cost)	(78,000)
Net gain on sale of non-controlling interest	$1,242,083

On January 30, 2018, ENG entered into a Stock Purchase Agreement (“SPA II”) with the Purchaser, pursuant to which (i) ENG sold six hundred forty one (641) shares (the “Shares”) of Series A Convertible Preferred Stock of ENG for a purchase price of approximately $312 per share, for an aggregate purchase price of $200,000; and (ii) the Company declined to exercise its right to purchase a pro rata portion of the Shares and has approved the issuance and sale of the Shares by ENG to the Purchaser, and waived all rights it may have with respect to ENG’s purchase of the Shares. In connection with the transaction, the Company also issued a promissory note in the amount of $54,000 to ENG for settlement of past and current intercompany transactions and liabilities. As a result of this transaction the Company’s equity interest in ENG decreased to approximately 24% and the Company deconsolidated the balance sheet, results of operations and cash flows of ENG in its consolidated financial statements and accounted for ENG under the equity method of accounting in accordance with ASC 323 (see Note 4 and Note 5). At December 31, 2017 the Company owned 50.2% of ENG and controlled ENG’s assets. These assets represented between 50% and 55% of the Company’s overall assets. As the result of the Company owning approximately 24% of ENG as of January 30, 2018 and no longer controlled ENG’s assets, the Company deconsolidated the results of ENG, as of January 30, 2018. The non-controlling interest balance between December 31, 2017 and January 30, 2018 (the date of deconsolidation) are detailed below:

Non-controlling interest balance reconciliation:
Beginning balance, January 1, 2017	$—
Equity allocated to non-controlling interest, June 12, 2017	67,662
Loss allocated to non-controlling interest during 2017	(166,216)
Ending balance, December 31, 2017	$(98,554)
Loss allocated to non-controlling interest during January 2018	(44,958)
Ending balance, January 30, 2018	$(143,512)
Deconsolidation effect on non-controlling interest	143,512
Ending balance, March 31, 2018	$—

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

4. Gain on Deconsolidation of Subsidiary

As a result of the dilution of the Company’s interest in ENG on January 30, 2018 (see note 3), the Company recognized a gain on deconsolidation of ENG of $387,692 during the three months ended March 31, 2018, consisting of the following:

Retained investment at fair value	$293,604
Carrying value of non-controlling interest	(143,512)
Net (assets) liability of ENG	237,600
Gain on deconsolidation	$387,692

5. Investment in ENG Mobile Systems

As a result of the dilution of the Company’s interest in ENG on January 30, 2018 (see note 3), the Company deconsolidated ENG and accounted for its investment in ENG using the equity method of accounting in accordance with ASC 323 (see Note 2). The fair value of the ENG investment was recorded as a separate line item in the Company’s consolidated balance sheet under “Investment in ENG Mobile Systems” and was adjusted to reflect the “Loss on investment in ENG Mobile Systems”, recorded as a separate line item in the statement of operations, during the quarter ended March 31, 2018. The adjustments to “Investment in ENG Mobile Systems” of as of March 31, 2018 are detailed below:

Investment in ENG Mobile Systems balance reconciliation:
Beginning balance, January 1, 2018	$—
Retained investment at fair value	293,604
Balance on January 30, 2018	$293,604
Loss on investment in ENG Mobile Systems from January 31, 2018 through March 31, 2018	(45,088)
Ending balance, March 31, 2018	$248,516

Financial information for ENG Mobile Systems for the period from January 31, 2018 through March 31, 2018, is summarized below in accordance with Regulation S-X rule 8-03:

ENG Mobile Systems

Summary of Statement of Operations

(In thousands)

For the period January 31, 2018 through March 31, 2018
Revenues	$147
Cost of revenues	81
Gross profit	66
Operating expenses	250
Operating (loss)	(184)
Other income (expense)	(4)
Net loss	$(188)

Ownership interest	24.19%
Share of Net loss	$(45,088)
Total equity interest loss recorded	$(45,088)

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

6. Equity and Debt Financing Agreements and Fair Value Measurements

Convertible Note Financings

Short-term convertible debt as of March 31, 2018 is as follows (In thousands):

	Notes	Accrued Interest	Total

Convertible notes with accrued interest accounted for as stock settled debt	$2,108	$108	$2,216
Conversion premiums	1,244	—	1,244
	3,352	108	3,460

Convertible notes with embedded derivatives	2,817	768	3,585
Derivative discounts	(280)	—	(280)
	2,537	768	3,305

Original issue discounts and loan fee discounts	(113)	—	(113)
	$5,889	$876	$6,652

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

The aggregate principal amount of both Notes I and II are issued with a 4% original issue discount whereby the aggregate principal amount of Notes I and II is $6,400,000 but the actual purchase price of Notes I and II is $6,144,000. Each of Notes I and II accrue interest at a rate equal to 12% per annum and with maturity dates, depending on the date funded, between June 26, 2016 and June 30, 2017. Notes I and II are convertible any time after the issuance date of the notes. The Purchasers have the right to convert Note I into shares of the Company’s common stock at a conversion price equal to 95% of the daily VWAP on the trading day immediately prior to the closing of each tranche. The Purchasers have the right to convert Note II into shares of the Company’s common stock as defined in the Notes I and II. Additionally, under certain conditions defined in Notes I and II, the notes would be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Notes I and II can be prepaid at any time upon five days’ notice to the Holder by paying an amount in cash equal to the outstanding principal and interest and a 120% premium.

During 2015, the Company had received all eight tranches under the Note I SPA ($500,000 principal in 2014 and $3,650,000 principal in 2015 which includes an additional $150,000 added to one of the agreed $500,000 monthly funding as requested by the Company), with maturity dates, depending on the date funded, between June 26, 2016 and December 29, 2016, pursuant to a convertible note. Under the agreement, the Company received $3,540,600, which was net of the $448,400 Purchaser’s expenses and legal fees and $166,000 which represents the 4% original issue discount. As of June 30, 2016, the Company has received, all six tranches under the Note II SPA ($2,281,250 in principal in 2015 and $208,333 in 2016) with maturity dates of February 15, 2017 and June 30, 2017, pursuant to a convertible note. Under the agreement, the Company received $2,143,000, which was net of Purchaser’s expenses, legal fees of $247,000 and a 4% original issue discount of $99,583. The notes might be accelerated if an event of default occurs under the terms of the note, including the Company’s failure to pay principal and interest when due, certain bankruptcy events or if the Company is delinquent in its SEC filings. In connection with the issuance of Notes I and II, the Company recorded a debt discount of $387,000 in 2014, $5,116,600 in 2015 and $180,000 in 2016, totaling to $5,683,600 of debt discount recorded, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded were approximately $161,000 during 2017 which fully amortize the total recorded debt discount. In 2017, $549,670 of the outstanding principal and interest on Notes I and II was converted into 99,846 shares of common stock. During the three months ended March 31, 2018, $161,778 of the outstanding principal and interest on Notes I and II was converted into 891,259 shares of common stock. The outstanding principal and interest on Notes I and II were $1,579,361 for the year ended December 31, 2017 and $1,417,583 for the three months ended March 31, 2018. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,936,405 was recorded when Notes I and II were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Notes I and II at March 31, 2018 was $1,418,238.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

On December 22, 2015, in order to finance the acquisition of ENG, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated December 22, 2015 (the “Note III SPA”) for an aggregate principal amount of $904,042 and subscription amount of $865,000, net of OID (the “Purchase Price”). The Company also reimbursed the Purchaser $30,000 for legal fees and expenses from the proceeds of the Note. Pursuant to the Note III SPA, the Company shall issue a 4% Original Issue Discount Senior Secured Convertible Promissory Note (the “Note III”) to Dominion. Note III was issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock, on a semi-monthly basis, subject to certain conditions contained in the Note III SPA. The amortization payments will begin to be due starting on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company received funding for Note III on December 24, 2015, net proceeds of $751,500 (net of the $152,542 of legal fees, expenses and OID). Note III accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity date of June 15, 2017. Note III is convertible any time after its issuance date and Dominion has the right to convert any or all of Note III into shares of the Company’s common stock at a conversion price equal to $3,300 per share, subject to adjustment as described in Note III. Additionally, under certain conditions defined in Note III, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note III can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. In connection with the issuance of the Note III, the Company recorded a debt discount of $751,500 when Note III was entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded were approximately $231,963 during 2017 which fully amortize the total recorded debt discount. In 2017, $450,000 of the outstanding principal and interest was paid from the proceeds received as discussed in Note 3. The outstanding principal and interest on Note III were $562,527 for the year ended December 31, 2017 and $562,527 for the three months ended March 31, 2018. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $1,267,800 was recorded when Note III was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note III at March 31, 2018 was $562,787.

On January 28, 2016, the Company closed a financing transaction by entering into a Securities Purchase Agreement dated January 28, 2016 (the “Note IV SPA”) with Dominion Capital LLC (the “Purchaser”) for an aggregate principal amount of $2,187,500 and subscription amount of $2,100,000 (the “Purchase Price”), net of OID. Pursuant to the Note IV SPA, the Company shall issue a series of 4% Original Issue Discount Senior Secured Convertible Promissory Notes (collectively, the “Note IV”) to the Purchaser. The Purchase Price is scheduled to be paid in six equal monthly tranches of $350,000, subject to the discretion of the Purchaser. Each individual Note will be issued upon payment and will be amortized beginning six months after issuance, with amortization payments being 1/24th of the principal and accrued interest, made in cash or common stock at the option of the Company, on a semi-monthly basis, subject to certain conditions and limitations contained in the Note IV SPA. The amortization payments will begin on the 15th day of the month immediately following the six-month anniversary of the Closing Date. The Company also reimbursed the Purchaser $20,000 for expenses from the proceeds of the first tranche and the Purchaser’s counsel $10,000 from the first tranche. During 2016, the Company has received a total of $604,763 net proceeds under Note IV (net of the $93,153 of legal fees, expenses and OID). During, the Company received a total of $288,000 net proceeds (net of the $24,498 of legal fees, expenses and OID) and $24,000 of net proceeds (net of the $2,042 of legal fees, expenses and OID) was received during the three months ended March 31, 2018, under Note IV. Note IV accrues interest at a rate equal to 12% per annum (interest is guaranteed for the first twelve months) and has a maturity dates between July 15, 2017 and June 30, 2019. Note IV is convertible any time after its issuance date and Dominion has the right to convert any or all of Note IV into shares of the Company’s common stock as described in Note IV. Additionally, under certain conditions defined in Note IV, it may also be convertible into common stock at a price equal to 62.5% of the lowest VWAP during the 15 Trading Days immediately prior to the applicable amortization date. In the event that there is an Event of Default or certain conditions are not met, the conversion price will be adjusted to equal to 55% of the lowest VWAP during the thirty (30) Trading Days immediately prior to the applicable Conversion Date. Note IV can be prepaid at any time upon five days’ notice to the Dominion by paying an amount in cash equal to the outstanding principal and interest, and a 20% premium. Subsequent to the funding of the first tranche the Purchaser and the Company agreed to delay further tranches, until such time as the Purchaser and Company mutually agree, both as to timing and amount. In connection with the issuances of Note IV, the Company recorded a debt discount of $874,415 when the notes were entered into, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded during the year ended December 31, 2017 was approximately $347,667 and $44,286 during the three months ended March 31, 2018. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $1,242,562 was recorded when the issuances of Note IV was entered into. The derivative liability is re-measured at each balance sheet date, the derivative liability balance for Note IV at March 31, 2018 was $965,603. During 2017, $161,317 of the outstanding principal and interest was converted into 6,825 shares of common stock. During the three months ended March 31, 2018, $107,752 of the outstanding principal and interest was converted into 104,707 shares of common stock. As of March 31, 2018, the outstanding principal and interest on Note IV was $924,618.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

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

Other Convertible Debt Financings

On March 9, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”) with a maturity date of March 9, 2017. Pursuant to Note I, the Company received $125,000 of proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability which was fully amortized in 2016. As of December 31, 2016, the outstanding principal and interest on Note I was fully converted into 41 shares of common stock. During 2016, the Company received $125,000 pursuant to Note II, net of original issue discount of $5,200 and legal fees of $5,000. In connection with the issuance of Note II, the Company recorded a debt discount of $125,000, related to the embedded conversion option derivative liability which was fully amortized in 2016. As of December 31, 2016, $129,980 of the outstanding principal and interest on Note II was converted into 52 shares of common stock. As of December 31, 2017 and March 31, 2018, Note II had an outstanding balance of $26,437 and $30,437, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $306,000 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for Note II at March 31, 2018 was $30,451.

On April 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $270,400 (the “Notes”), with the first note being in the amount of $135,200 (“Note I”) and the second note being in the amount of $135,200 (“Note II”). Note I was funded on April 1, 2016, with a maturity date of April 1, 2017, pursuant to Note I, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. Note II was initially paid for by the issuance of an offsetting $130,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on August 2, 2016, with a maturity date of April 1, 2017, pursuant to Note II, the Company received $125,000 of net proceeds, net of original issue discount of $5,200 and legal fees of $5,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of Notes, the Company recorded a debt discount of $250,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $172,000 in 2016 and $77,859 in 2017. The total debt discount recorded has been fully amortized as of June 30, 2017. During 2017, $27,114 of the outstanding principal and interest on the notes was converted into 403 shares of common stock. As of December 31, 2017 and March 31, 2018 the outstanding principal and interest on the Notes were $294,625 and $302,626, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $311,756 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at March 31, 2018 was $302,766.

On April 28, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $437,500 (the “Notes”), with the first note being in the amount of $218,750 (“Note I”) and the second note being in the amount of $218,750 (“Note II”). Note I was funded on April 28, 2016, with a maturity date of April 27, 2017, pursuant to Note I, the Company received $190,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $20,000. Note II was initially paid for by the issuance of an offsetting $210,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded on September 7, 2016, with a maturity date of April 27, 2017, pursuant to Note II, the Company received $200,000 of net proceeds, net of original issue discount of $8,750 and legal fees of $10,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. In connection with the issuance of the Notes, the Company recorded a debt discount of $390,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $247,000 in 2016 and $143,000 in 2017. The recorded debt discount was fully amortized as of March 31, 2017. In 2016, $21,453 of the outstanding principal and interest of the note was converted into 13 shares of common stock. During the year ended December 31, 2017, $424,426 of the outstanding principal and interest of the notes was converted into 4,455 shares of common stock. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the Notes were $45,518 and $51,991, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $499,800 was recorded when Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Notes at March 31, 2018 was $52,051.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

On June 3, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $624,000 (the “Notes”), with the first note being in the amount of $312,000 (“Note I”) and the second note being in the amount of $312,000 (“Note II”). Note I was funded on June 3, 2016, with a maturity date of June 2, 2017, pursuant to Note I, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. Note II was initially paid for by the issuance of an offsetting $300,000 secured note issued by the Lender to the Company (“Secured Note”). Note II was funded in two tranches during the year ended December 31, 2016, with a maturity date of June 2, 2017, pursuant to Note II, the Company received $285,000 of net proceeds, net of original issue discount of $12,000 and legal fees of $15,000. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 35% discount to the common stock price on the date of the note or a 35% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a debt discount of $570,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $288,000 in 2016 and $282,000 in 2017 and the total debt discount recorded was fully amortized as of June 30, 2017. In 2016, $129,298 of the outstanding principal and interest of the notes was converted into 120 shares of common stock. During the year ended December 31, 2017, $301,537 of the outstanding principal and interest of the notes was converted into 12,383 shares of common stock. As of December 31, 2017, the outstanding principal and interest on the Notes were $256,181. During the three months ended March 31, 2018, $260,799 of the outstanding principal and interest was fully converted into 1,145,465 shares of common stock. The Notes had no remaining balance as of March 31, 2018. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $755,690 was recorded when Notes was entered into. The derivative liability is re-measured at each balance sheet date and was reclassified to equity on a pro-rata basis upon conversion of the note.

On July 5, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $416,000 (the “Notes”), with the first note being in the amount of $208,000 (“Note I”) and the second note being in the amount of $208,000 (“Note II”) with a maturity date of July 30, 2017. Pursuant to Note I, the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000. Note II was initially paid for by the issuance of an offsetting $200,000 secured note issued by the Lender to the Company (“Secured Note”). Pursuant to Note II, the Company received $190,000 of proceeds, net of original issue discount of $8,000 and legal fees of $10,000 Note II during the three months ended March 31, 2017. The Notes bear an interest rate of 12%; and may be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Notes, the Company recorded a debt discount of $380,000, related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $97,000 in 2016 and $282,939 in 2017 and the total debt discount recorded was fully amortized as of September 30, 2017. During the year ended December 31, 2017, $248,793 of the outstanding principal and interest of the note was converted into 29,130 shares of common stock. As of December 31, 2017, the outstanding principal and interest on the notes was $226,546. During the three months ended March 31, 2018, $101,784 of the outstanding principal and interest of the note was converted into 298,491 shares of common stock. As of March 31, 2018, the outstanding principal and interest on the notes was $136,651. As the note conversion includes a “lesser of” pricing provision, a derivative liability was also recorded in the amount of $360,552. The derivative liability at March 31, 2018 for the Notes was $136,741.

On July 6, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $132,300 (the “Notes”), with the first note being in the amount of $66,150 (“Note I”) and the second note being in the amount of $66,150 (“Note II”) with a maturity date of July 7, 2017. Pursuant to Note I, the Company received $60,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $63,000 secured note issued by the Lender to the Company (“Secured Note”). The Notes bear an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 35% discount of the lowest closing bid price of the common stock for the 15 trading days prior to conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Note I, the Company recorded a premium of $35,619 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $76,073 and $77,726, respectively.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

On August 1, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Note with a principal amount of $52,500 (the “Note”) and maturity date of April 29, 2017, pursuant to Note, the Company received $50,000 of net proceeds, net of original issue discount of $2,500. The Note bears an interest rate of 10%; and maybe converted into shares of Company common stock, convertible at variable conversion price at a 37.5% discount of the three lowest closing bid prices of the common stock for the 20 trading days prior to conversion. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In connection with the issuance of the note, the Company recorded a premium of $31,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2016. During the year ended December 31, 2017, $6,250 of the outstanding principal and interest of the note was converted into 8 shares of common stock. As of December 31, 2017, the outstanding principal and interest on the note was $55,175. During the three months ended March 31, 2018, $48,994 of the outstanding principal and interest of the note was converted into 783,900 shares of common stock. As of March 31, 2018, the outstanding principal and interest on the notes was $7,756.

On August 11, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $330,000, which shall be funded in six tranches, each amounting to $50,000. The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company. Then note is convertible into shares of Company’s common stock at a 37.5% discount to the lowest volume-weighted average price for the Company’s common stock during the 15 trading days immediately preceding a conversion date. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Note in the event of such defaults. In 2016, the Company had received three of the six tranches amounting to $150,000 of net proceeds, net of the original issue discount of $15,000. The funded tranches have maturity dates between August 17, 2017 and September 13, 2017. In connection with the issuance of the note, the Company recorded a premium of $99,000 as the note is considered stock settled debt under ASC 480, which was fully accreted during as of September 30, 2016. During the year ended December 31, 2017, the outstanding principal and interest of $186,453 was converted into 31,126 shares of common stock. During the three months ended March 31, 2018, the remaining outstanding principal and interest of $16,208 was fully converted into 12,966 shares of common stock. The note has no outstanding balance as of March 31, 2018.

On November 30, 2016, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of three Convertible Redeemable Notes in the aggregate principal amount of $183,750 (the “Notes”), with the first note being in the amount of $52,500 (“Note I”), the second note being in the amount of $52,500 (“Note II”), and the third note being in the amount of $78,750 (“Note III”). Note I was funded on November 30, 2016, with a maturity date of December 30, 2017, pursuant to Note I, the Company received $45,000 of net proceeds, net of original issue discount of $3,150 and legal fees of $3,000. Note II was initially paid for by the issuance of an offsetting $50,000 secured note issued to the Company by the lender (“Secured Note”) and Note III was initially be paid for by the issuance of an offsetting $75,000 secured note issued to the Company by the lender. Funding of Note II and Note III is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Notes in cash and in full prior to executing any conversions under Note II and Note III. The Notes bear an interest rate of 10% and Notes II and III has not yet been funded. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II and Note III, which require full payment of the Secured Notes by the lender before conversions may be made. The Notes (subject to funding in the case of Note II and Note III) is convertible into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price of the common stock 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $31,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of December 31, 2016. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $58,625 and $59,938, respectively.

On January 31, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, dated January 30, 2017, providing for the purchase of a Secured Convertible Promissory Note (the “Note”), in the aggregate principal amount of $412,500. The Note was fully funded as of March 31, 2017, with the Company receiving $375,000 of net proceeds (net of OID). The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and matures12 months after the tranches are funded. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the note, the Company recorded a premium of $247,500 as the note is considered stock settled debt under ASC 480, which was fully accreted as of March 31, 2017. During the year ended December 31, 2017, $262,181 of the outstanding principal and interest of the note was converted into 62,425 shares of common stock. As of December 31, 2017, the outstanding principal and interest on the note was $183,776. During the three months ended March 31, 2018, $184,439 of the remaining outstanding principal and interest of the note was fully converted into 696,867 shares of common stock. The note has no outstanding balance as of March 31, 2018.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

On February 15, 2017, the Company entered into an agreement with a lender, providing for the issuance of a non-cash Convertible Redeemable Note with the principal amount of $15,000 (the “Note”) as penalty interest. The Note bears an interest rate of 10% and matures on February 17, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock at a stock at a price equal to the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount of the lowest trading price for the Company’s common stock 15 days prior trading days including the day upon which a notice of conversion is received by the Company. The Note also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of the Note, the Company recorded a debt discount of $8,976 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $8,259 for the year ended December 31, 2017 and $717 for the three months ended March 31, 2018. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the Note were $16,303 and $16,673, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $8,976 was recorded when the Note was entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the note, the derivative liability balance for the Note at March 31, 2018 was $16,680.

On March 14, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”) and the second note being in the amount of $52,000 (“Note II”) with a maturity date of March 14, 2018. Note I was funded on March 14, 2017, with the Company receiving $47,500 of proceeds, net of OID of $2,000 and legal fees of $2,500. Note II was initially paid for by the issuance of an offsetting $52,000 secured note issued by the lender to the Company (“Secured Note”). Note II was funded on May 3, 2017, with the Company receiving $47,500 of proceeds, net of OID of $2,000 and legal fees of $2,500. The Notes bear an interest rate of 12%; and may converted be at any time after 180 days of the date of closing converted into shares of Company common stock convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of Notes, the Company recorded a debt discount of $86,964 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was approximately $81,179 and $5,785, during the year ended December 31, 2017 and three months ended March 31, 2018, respectively. During the year ended December 31, 2017, $55,774 of the outstanding principal and interest of the note was converted into 12,277 shares of common stock. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the Notes was $57,407 and $60,484, respectively. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $97,555 was recorded when the Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the notes, the derivative liability balance for the Notes at March 31, 2018 was $60,512.

On March 24, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $89,150 (the “Notes”), with the first note being in the amount of $44,575 (“Note I”), and the second note being in the amount of $44,575 (“Note II”). Note I was funded on March 27, 2017, with the Company receiving $35,000 of net proceeds (net of legal fees and OID). Note II will initially be paid for by the issuance of an offsetting $39,250 secured note issued to the Company by the lender (the “Secured Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company. The lender is required to pay the principal amount of the Secured Note in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 10% and are due and payable December 24, 2017. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 days prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $26,746 as the note is considered stock settled debt under ASC 480, which was fully accreted as of March 31, 2017. During the year ended December 31, 2017, $24,906 of the outstanding principal and interest of the note was converted into 20,500 shares of common stock. As of December 31, 2017, the outstanding principal and interest on the note was $23,012. During the three months ended March 31, 2018, $23,140 of the remining outstanding principal and interest of the note was fully converted into 19,486 shares of common stock. The note had no outstanding balance as of March 31, 2018.

On April 17, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $165,000 (“Note”), The Note was fully funded as of December 31, 2017, with the Company receiving $150,000 of net total proceeds (net of 10% OID). The Note bears an interest rate of 10%, which is payable in the Company’s common stock based on the conversion formula (as defined below), and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company. The Note may be converted by the lender at any time into shares of Company’s common stock at a 37.5% discount off the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the note, the Company recorded a premium of $99,000 as the note is considered stock settled debt under ASC 480, which was fully accreted as of September 30, 2017. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $175,054 and $179,179, respectively.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

On May 2, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $64,205 (the “Notes”), with the first note being in the amount of $32,102 (“Note I”), and the second note being in the amount of $32,102 (“Note II”). Note I was funded on May 3, 2017, and Note II was funded on October 31, 2017, with the Company receiving $51,250 of net total proceeds (net of OID and legal fees). The Notes bear an interest rate of 10% and are due and payable on February 2, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $38,522 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $66,879 and $68,484.

On May 23, 2017, the Company entered into a Securities Purchase Agreement with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $53,000 (the “Note”). The Note has been funded, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 8% and is due and payable on May 23, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 prior trading days upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480, which was fully accreted as of June 30, 2017. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $55,562 and $56,622, respectively.

On June 6, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”), and the second note being in the amount of $52,000 (“Note II”). Note I was funded on June 6, 2017 and Note II was funded on August 10, 2017, with the Company receiving $95,000 of aggregate net proceeds (net of OID and fees). The Notes bear an interest rate of 12% and are due and payable on June 6, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Notes, the Company recorded a premium of $62,400 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon issuance of the Notes. During the year ended December 31, 2017, $55,256 of the outstanding principal and interest on the note was converted into 40,318 shares of common stock. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $54,600 and $56,160, respectively.

On July 17, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $53,000 (the “Note”). The Note has been funded, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 8% and is due and payable on April 30, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 trading days ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480, which was fully accreted upon issuance of the Note. As of December 31, 2017, the outstanding principal and interest on the note was $54,943. During the three months ended March 31, 2018, $55,189 of the outstanding principal and interest on the note was fully converted into 43,174 shares of common stock. The note had no outstanding balance as of March 31, 2018.

On August 8, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $55,000 (the “Note”). The Note has been funded, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 12% and is due and payable on August 8, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 62.5% of the lowest closing bid prices of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the note, the Company recorded a premium of $33,000 as the note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $57,750 and $59,400, respectively.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

On August 11, 2017, the Company closed a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $94,500 (the “Notes”), with the first note being in the amount of $47,250 (“Note I”) and the second note being in the amount of $47,250 (“Note II”) with a maturity date of August 11, 2018. Note I and Note II were funded on September 11, 2017 and October 19, 2017, respectively, with the Company receiving, for each note, net proceeds of $40,000 (net of OID and legal fees) and an aggregate net proceeds of $80,000 (net of OID and legal fees). The Notes bear an interest rate of 12%; and may converted be at any time into shares of Company common stock, convertible at the lesser of a 37.5% discount to the common stock price on the date of the note or a 37.5% discount to the price of our common stock price at the time of conversion. The Notes also contain certain representations, warranties, covenants and events of default, and increases in the amount of the principal and interest rates under the Notes in the event of such defaults. In connection with the issuance of note, the Company recorded a debt discount of $46,588 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $18,128 and $5,516, during the year ended December 31, 2017 and three months ended March 31, 2018, respectively. As of December 31, 2017, the outstanding principal and interest on the Notes was $98,011. During the three months ended March 31, 2018, $25,558 of outstanding principal and interest on Note I was converted into 93,345 shares of common stock and the Company exercised its right to prepay the outstanding principal and interest for a total redemption amount of $72,000. The Company recorded a loss on extinguishment of approximately $22,000. Note II had no outstanding balance as of March 31, 2018. As March 31, 2018, the outstanding principal and interest on Note I was $25,467. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $46,588 was recorded when the Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion or redemption of the notes, the derivative liability balance for the note at Marc 31, 2018 was $15,229.

On August 21, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $53,000 (the “Note”). The Note was funded on August 22, 2017, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 8% and is due and payable on May 30, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 trading days ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the note, the Company recorded a premium of $28,538 as the note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $54,590 and $55,650, respectively.

On September 11, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $137,500 (the “Note”), with the first and second tranche funded on September 15, 2017 and October 16, 2017, respectively, with the Company receiving $125,000 of net proceeds (net of OID). The Note has a 10% original issuance discount to offset transaction, diligence and legal costs. The Note bears an interest rate of 10% and matures twelve months after the tranches are funded. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the note, the Company recorded a premium of $82,500 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $141,070 and $144,508, respectively.

On September 12, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”), and the second note being in the amount of $52,000 (“Note II”). Note I was funded on September 12, 2017 and Note II was funded on September 27, 2017, with the Company receiving $47,500 of net proceeds (net of OID and legal fees) for each note and aggregate net proceeds of $95,000. The Notes bear an interest rate of 12% and are due and payable on September 12, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Notes, the Company recorded a premium of $62,400 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017, the outstanding principal and interest on the note was $107,120. During the three months ended March 31, 2018, $55,284 of the outstanding principal and interest of note was converted into 884,540 shares of common stock. As of March 31, 2018, the outstanding principal and interest on the note was $55,120.

On October 2, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Promissory Notes in the aggregate principal amount of $107,000 (the “Notes”), with the first note being in the amount of $53,500 (“Note I”), and the second note being in the amount of $53,500 (“Note II”). Note I was funded on October 3, 2017, with the Company receiving $45,000 of net proceeds (net of OID, legal and other fees). Note II will initially be paid for by the issuance of an offsetting $50,000 note issued to the Company by the Lender (the “Collateralized Note”). The funding of Note II is subject to the mutual agreement of the lender and the Company which has not occurred as of yet. The lender is required to pay the principal amount of Note I in cash and in full prior to executing any conversions under Note II. The Notes bear an interest rate of 12% and are due and payable on October 2, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) calculated at the time of conversion, except for Note II, which requires full payment of the Collateralized Note by the lender before conversions may be made. The Notes (subject to funding in the case of Note II) may be converted by the lender at any time into shares of Company’s common stock price on the date of the note or 62.5% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of note, the Company recorded a debt discount of $33,514 related to the embedded conversion option derivative liability. The amortization expense related to that discount recorded was $8,005 and $8,286, during the year ended December 31, 2017 and three months ended March 31, 2018, respectively. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the Note were $55,065 and 56,648. As the note conversion includes a “lesser of” pricing provision, a derivative liability of $33,514 was recorded when the Notes were entered into. The derivative liability is re-measured at each balance sheet date and reclassified to equity on a pro-rata basis upon conversion of the notes, the derivative liability balance for the note at March 31, 2018 was $30,732.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

On October 11, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”), and the second note being in the amount of $52,000 (“Note II”). Note I was funded on October 11, 2017 and Note II was funded on October 25, 2017, with the Company receiving $95,000 of net aggregate proceeds (net of OID and legal fees). The Notes bear an interest rate of 12% and are due and payable on October 11, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock (as determined in the Notes) at a price equal to 62.5% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Notes, the Company recorded a premium of $62,400 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $106,470 and $109,590, respectively.

On November 9, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender for the purchase of a Convertible Promissory Note in the aggregate principal amount of $53,000 (“Note”). The Note was funded on November 15, 2017, with the Company receiving $50,000 of net proceeds (net of fees). The Note bears an interest rate of 8% and is due and payable on August 30, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 trading days ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the Note, the Company recorded a premium of $28,538 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note was $53,530 and $54,590, respectively.

On November 13, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of two Convertible Redeemable Notes in the aggregate principal amount of $104,000 (the “Notes”), with the first note being in the amount of $52,000 (“Note I”), and the second note being in the amount of $52,000 (“Note II”). Note I and II were funded on November 13, 2017 and December 1, 2017, respectively, with the Company receiving $95,000 of net aggregate proceeds (net of OID and legal fees). The Notes bear an interest rate of 12% and are due and payable on November 13, 2018. The Notes may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Notes, the Company recorded a premium of $62,400 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $105,300 and $108,420, respectively.

On November 21, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of up to $137,500 (“Note”). The first and second tranche were funded on November 24, 2017 and December 15, 2017, respectively, with the Company receiving $75,000 of net total proceeds (net of OID). The Note bears an interest rate of 10%, which is payable in the Company’s common stock based on the conversion formula (as defined below), and the maturity date for each funded tranche will be 12 months from the date on which the funds are received by the Company and may be converted by the lender at any time into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the Note, the Company recorded a premium of $49,500 as the notes are considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $83,016 and $85,078, respectively.

On November 21, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes in the aggregate principal amount of $57,750 (“Note”). The Note was funded on November 21, 2017, with the Company receiving $50,000 of net proceeds (net of OID and legal fees). The Note bears an interest rate of 12% and is due and payable on August 21, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in Note) at a 37.5% discount to the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $34,650 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $58,520 and $60,253, respectively.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

On December 6, 2017 the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes in the aggregate principal amount of $38,500 (“Note”). The Note was funded on December 13, 2017, with the Company receiving $36,120 of net proceeds (net of fees). The Note bears an interest rate of 10% and is due and payable on December 6, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in Note) at a 37.5% discount to the lowest closing bid price of the common stock for the 20 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $23,100 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $38,660 and $39,623, respectively.

On December 20, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes in the aggregate principal amount of $52,000 (“Note”). The Note was funded on December 22, 2017, with the Company receiving $47,500 of net proceeds (net of OID and legal fees). The Note bear an interest rate of 12% and are due and payable on December 20, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $31,200 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest on the note were $52,173 and $53,733, respectively.

On January 2, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of $82,500 (the “Note”). The Note was funded on January 3, 2018, with the Company receiving $75,000 in net proceeds (net of OID). The Note has a 10% OID to offset transaction, diligence and legal costs. The Note bears an interest rate of 10%, which is payable in the Company’s common stock based on the conversion formula (as defined below), and the maturity date is 12 months from the date on which the funds were received by the Company. The Note may be converted by the lender at any time into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the Note, the Company recorded a premium of $49,500 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $84,563.

On January 8, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $78,125 (the “Note”) to a lender. The Note was funded on January 10, 2018, with the Company receiving $75,000 of net proceeds (net of OID). The Note bears an interest rate of 12% and is due and payable on January 8, 2019. The Note may be converted by the lender at any time into shares of the Company’s common stock (as determined in the Note) at a 37.5% discount to the lowest price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $46,875 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $80,469.

On January 10, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes in the aggregate principal amount of $41,600 (“Note”). The Note was funded on January 11, 2018, with the Company receiving $38,000 in net proceeds (net of fee and OID). The Note bear an interest rate of 12% and are due and payable on January 10, 2019. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $24,960 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $42,640.

On January 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000 (the “Note”) to a lender. The Note was funded on January 16, 2018, with the Company receiving $50,000 in net proceeds (net of fees). The Note bears an interest rate of 8% and is due and payable on October 30, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 trading days ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the Note, the Company recorded a premium of $28,538 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $53,833.

On January 26, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes in the aggregate principal amount of $36,400 (“Note”). The Note was funded on January 26, 2018, with the Company receiving $33,000 in net proceeds (net of fee and OID). The Note bear an interest rate of 12% and are due and payable on January 26, 2019. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $21,840 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $37,128.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

On February 2, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $100,000 (the “Note”) to a lender. The Note bears an interest rate of 12% and is due and payable on February 2, 2019. The Note was funded on February 2, 2018, with the Company receiving $100,000 in proceeds. The Note may be converted by the lender at any time into shares of the Company’s common stock (as determined in the Note) at a 37.5% discount to the lowest price of the common stock as reported for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. The Note also contains a demand right whereby the Holder, beginning 90 days after issuance may demand payment, for 115% of outstanding principal. In connection with the issuance of the Note, the Company recorded a premium of $60,000 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $102,000.

On February 5, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $52,000 (the “Note”) to a lender. The Note was funded on February 6, 2018, with the Company receiving $50,000 in net proceeds (net of 4% OID). The Note bears an interest rate of 12% and is due and payable on November 5, 2018. The Note may be converted by the lender at any time into shares of the Company’s common stock (as determined in the Note) at a 37.5% discount to the lowest price of the common stock as for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $31,200 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $53,040.

On February 5, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $35,200 (the “Note”) to a lender. The Note was funded on February 5, 2018, with the Company receiving $32,000 in net proceeds (net of OID). The Note bears an interest rate of 10%, which is payable in the Company’s common stock based on the conversion formula (as defined below), and the maturity date is nine months from the date on which the funds were received by the Company. The Note may be converted by the lender at any time into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the Note, the Company recorded a premium of $21,120 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $35,787.

On February 12, 2018, the Company issued a Convertible Promissory Note in the aggregate principal amount of $53,000 (the “Note”) to a lender. The Note was funded on February 14, 2018, with the Company receiving $50,000 in net proceeds (net of fee). The Note bears an interest rate of 8% and is due and payable on November 30, 2018. The Note may be converted by the lender at any time into shares of Company’s common stock (as determined in the Note) at a price equal to 65% of the average of the lowest five closing bid prices of the common stock for the 10 trading days ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the Note, the Company recorded a premium of $28,538 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $53,530.

On February 19, 2018, PositiveID Corporation (the “Company”) issued a Convertible Promissory Note in the aggregate principal amount of $75,000 (the “Note”) to a lender. The Note was funded on February 23, 2018, with the Company receiving $75,000 of proceeds. The Note bears an interest rate of 12% and is due and payable on February 19, 2019. The Note may be converted by the lender at any time into shares of the Company’s common stock (as determined in the Note) at a 37.5% discount to the lowest price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. The Note also contains a demand right whereby the Holder, beginning 90 days after issuance may demand payment, for 105% of outstanding principal and interest. In connection with the issuance of the Note, the Company recorded a premium of $45,000 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $75,750.

On March 2, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes in the aggregate principal amount of $39,000 (“Note”). The Note was funded on March 2, 2018, with the Company receiving $35,500 in net proceeds (net of fee and OID). The Note bear an interest rate of 12% and are due and payable on March 2, 2019. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $23,400 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $39,390.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

On March 2, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of $55,000 (the “Note”). The Note was funded on March 2, 2018, with the Company receiving $50,000 in net proceeds (net of OID). The Note has a 10% OID to offset transaction, diligence and legal costs. The Note bears an interest rate of 10%, which is payable in the Company’s common stock based on the conversion formula (as defined below), and the maturity date is 12 months from the date on which the funds were received by the Company. The Note may be converted by the lender at any time into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the Note, the Company recorded a premium of $33,000 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $55,458.

On March 19, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of $41,250 (the “Note”). The Note was funded on March 19, 2018, with the Company receiving $37,500 in net proceeds (net of OID). The Note has a 10% OID to offset transaction, diligence and legal costs. The Note bears an interest rate of 10%, which is payable in the Company’s common stock based on the conversion formula (as defined below), and the maturity date is 9 months from the date on which the funds were received by the Company. The Note may be converted by the lender at any time into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the Note, the Company recorded a premium of $24,750 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $41,442.

On March 19, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes in the aggregate principal amount of $39,000 (“Note”). The Note was funded on March 19, 2018, with the Company receiving $35,500 in net proceeds (net of fee and OID). The Note bear an interest rate of 12% and are due and payable on March 19, 2019. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $23,400 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $39,195.

On March 28, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Secured Convertible Promissory Note in the aggregate principal amount of $38,500 (the “Note”). The Note was funded on March 19, 2018, with the Company receiving $35,000 in net proceeds (net of OID). The Note has a 10% OID to offset transaction, diligence and legal costs. The Note bears an interest rate of 10%, which is payable in the Company’s common stock based on the conversion formula (as defined below), and the maturity date is 9 months from the date on which the funds were received by the Company. The Note may be converted by the lender at any time into shares of Company’s common stock at a 37.5% discount to the lowest closing bid price for the Company’s common stock during the 20 trading days immediately preceding a conversion date. In connection with the issuance of the Note, the Company recorded a premium of $23,100 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $38,500.

On March 30, 2018, the Company entered into a Securities Purchase Agreement (“SPA”) with a lender, providing for the purchase of a Convertible Redeemable Notes in the aggregate principal amount of $36,400 (“Note”). The Note was funded on March 30, 2018, with the Company receiving $33,000 in net proceeds (net of fee and OID). The Note bear an interest rate of 12% and are due and payable on March 30, 2019. The Note may be converted by the lender at any time into shares of Company’s common stock at a price equal to 62.5% of the lowest closing bid price of the common stock for the 15 prior trading days including the day upon which a notice of conversion is received by the Company. In connection with the issuance of the Note, the Company recorded a premium of $21,840 as the Note is considered stock settled debt under ASC 480, which was fully accreted upon note inception. As of March 31, 2018, the outstanding principal and interest on the note was $36,400.

Other Financings

On July 9, 2012, the Company issued a Secured Promissory Note (the “H&K Note”) in the principal amount of $849,510 to Holland & Knight LLP (“Holland & Knight”), its external legal counsel, in support of amounts due and owing to Holland & Knight as of June 30, 2012. The H&K Note is non-interest bearing, and principal on the H&K Note is due and payable as soon as practicably possible by the Company. The Company has agreed to remit payment against the H&K Note immediately upon each occurrence of any of the following events: (a) completion of an acquisition or disposition of any of the Company’s assets or stock or any of the Company’s subsidiaries’ assets or stock with gross proceeds in excess of $750,000, (b) completion of any financing with gross proceeds in excess of $1,500,000, (c) receipt of any revenue in excess of $750,000 from the licensing or development of any of the Company’s or the Company’s subsidiaries’ products, or (d) any liquidation or reorganization of the Company’s assets or liabilities. The amount of payment to be remitted by the Company shall equal one-third of the gross proceeds received by the Company upon each occurrence of any of the above events, until the principal is repaid in full. If the Company receives $3,000,000 in gross proceeds in any one financing or licensing arrangement, the entire principal balance shall be paid in full. The H&K Note was secured by substantially all of the Company’s assets pursuant to a security agreement between the Company and Holland & Knight dated July 9, 2012. In conjunction with the TCA Purchase Agreement and the Boeing License Agreement, Holland & Knight agreed to terminate its security interest. As of December 31, 2017 and March 31, 2018, the Company had repaid $598,301 of the H&K Note and the outstanding balance was $252,209 which is included in notes payable on the consolidated balance sheet.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

During 2016, the Company issued four separate convertible notes (the “Notes”) to a consultant, three of the notes had the principal amount of $20,000 each and the fourth had a principal amount of $22,500, for an aggregate principal amount of $82,500 with maturity dates between April 27, 2017 and August 27, 2017, pursuant to a consulting agreement. The Notes bear interest at 8% per annum and are convertible at a 37.5% discount to lowest closing bid price in the 15 trading days prior to conversion. In connection with the issuance of the Notes, the Company recorded a total premium of $49,500 as the notes are considered stock settled debt under ASC 480, which was fully accreted as of in 2016. During 2016 and 2017, $30,000 and $43,716 of the outstanding principal and interest on Notes, respectively were converted into 23 and 5,002 shares of common stock, respectively. As of December 31, 2017 and March 31, 2018, the outstanding principal and interest of the Notes was $14,634.

On December 2015, the Company leased a specialized equipment under leases classified as capital leases. The interest rate related to the lease obligation is 8.1% and is amortized over 4 years with the maturity date of November 30, 2019. As of December 31, 2017, the outstanding principal and interest on the lease obligation was approximately $21,000, of which approximately $13,000 is classified under notes payable and approximately $8,000 is classified under long-term loan payable on the consolidated balance sheet. As March 31, 2018, the outstanding principal and interest on the lease obligation was approximately $18,000, of which approximately $18,000 is classified under notes payable on the consolidated balance sheet.

On December 2015, the Company issued a convertible note (the “Note”) in relation to the acquisitions of Thermomedics. The Note was amended in the beginning of 2017 and pursuant to the amended terms, is no longer a convertible note. As of December 31, 2017 and March 31, 2018, the total outstanding principal and interest on the Note was $44,168 and $34,639, respectively, which is included in notes payable on the consolidated balance sheet.

On January 30, 2018, in connection with the deconsolidation of ENG and to settle certain amounts due to ENG by PositiveID Corporation, the Company issued a non-convertible note (the “Note”) payable to ENG for $54,000 (see note 3). As of March 31, 2018, the total outstanding principal on the Note was $54,000 which is included in notes payable on the consolidated balance sheet.

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

	Note Inception Date	March 31, 2018	December 31, 2017
Volatility	195 - 383%	562%	231 – 383%
Expected Term	0.4 - 1.50 years	0.10 – 1.42 years	0.17 – 1.41 years
Risk Free Interest Rate	0.21 - 2.1%	2.08%	1.39 – 1.76%

The following reflects the initial fair value on the note inception dates and changes in fair value through March 31, 2018:

Balance, January 1, 2018	$2,650,111
Note inception date fair value allocated to debt discount	26,307
Note inception date fair value allocated to other expense	216
Reclassification of derivative liability to equity upon debt conversion	(525,328)
Change in fair value	1,440,422
Embedded conversion option liability fair value as of March 31, 2018	$3,591,728

Fair Value Measurements

We currently measure and report at fair value the liability for embedded conversion option derivatives. The fair value liabilities for price adjustable convertible debt instruments have been recorded as determined utilizing the Monte Carlo option pricing model as previously discussed. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and March 31, 2018:

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2017:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$2,650,111	$-	$-	$2,650,111

Balance at March 31, 2018:
Liabilities:
Fair value of liability for embedded conversion option derivative instruments	$3,591,728	$-	$-	$3,591,728

7. Stockholder’s Deficit

Authorized Common Stock

On January 30, 2017, the Company filed the First Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the State of Delaware, to increase the Company’s authorized capital stock from 3.9 billion shares to 20 billion shares (19.995 billion common) and to change the par value of the Company’s Common Stock from $0.001 to $0.0001.

On April 13, 2018, the Company filed an amendment to its Third Amended and Restated Certificate of Incorporation, as amended, with the State of Delaware, to implement a 1-for-1,000 reverse stock split of the Company’s outstanding common stock, which became effective on April 18, 2018.

The reverse stock split affected the outstanding common stock as well as all Common Stock underlying convertible notes, warrants, convertible preferred stock and stock options outstanding immediately prior to the reverse stock splits. The number of authorized shares was not adjusted. All share and per share amounts in the accompanying historical consolidated financial statements have been retroactively adjusted to reflect the April 18, 2018 reverse stock split.

Conversion of Convertible Notes

During the three months ended March 31, 2018, approximately 5.0 million shares were issued in connection with conversion of approximately $1.0 million of convertible promissory notes (see Note 6).

Series II Preferred Stock

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

March 31, 2018

(Unaudited)

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

On March 29, 2017, the Company issued shares of Series II Convertible Preferred shares (“Series II”) as follows: (i) 50 shares of Series II were issued to each of three independent board members as a component of their 2017 compensation (150 shares total); and (ii) 685 shares of Series II were issued to the Company’s management as a component of their 2016 incentive compensation at a stated value of $1,000 per share. These Series II is only forfeitable after the exchange date up to January 1, 2019 upon termination for cause and is, subject to acceleration in the event of conversion, redemption and certain events. In connection with the issuance of the 835 Series II shares, the Company charged $841,594 to stock-based compensation expense in 2017 (which is $10,000 less than total cost as $10,000 was accrued in fiscal 2016) to reflect the Series II fair value of $1,020 per share. As of December 31, 2017 and March 31, 2018, 3,097 shares of Series II were issued and outstanding.

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

On August 25, 2016, PositiveID completed the acquisition and entered into an agreement with Sanomedics and Thermomedics (the “August Agreement”), which amends certain terms of the Purchase Agreement and terminates the Control Agreement. As a result, the 125 shares of Preferred Series J stock originally issued shall be released from escrow as follows: 71 shares to Sanomedics and 54 shares returned to the Company’s treasury. As of December 31, 2017 and March 31, 2018, the 71 shares Series J preferred stock is convertible into 55 of the Company’s common shares at fixed conversion price of $1,280 (based on the stated value of $1,000 per share) as determined by the agreement (see Note 2).

Warrants

From time to time the Company issues warrants both for compensatory purposes to consultants and advisors, and to financial institutions in conjunction with financing activities. No warrants were issued during the three months ended March 31, 2018. Due to the April 2018 reverse stock split, there were in substance no warrants issued or outstanding as of March 31, 2018.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Stock Option Plans

On August 26, 2011, the Company’s stockholders approved and adopted the PositiveID Corporation 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the 2011 Plan, up to 1 million shares of common stock may be granted pursuant to awards. Approximately 1.0 million remaining shares may be granted under the 2011 Plan. Awards to employees under the Company’s stock option plans generally vest over a two-year period, with pro-rata vesting upon the anniversary of the grant. Awards of options have a maximum term of ten years and the Company generally issues new shares upon exercise. As of March 31, 2018, due to the April 2018 reverse stock split, there were in substance no options issued or outstanding to employees and consultant under the 2011 Plan or outside the plan.

On December 4, 2015, the Company’s Board of Directors approved and adopted the Thermomedics, Inc. 2015 Flexible Stock Plan (“Thermomedics 2015 Plan”). The Thermomedics 2015 Plan provides for awards of incentive stock options, nonqualified stock options, restricted stock awards, performance units, performance shares, SARs and other stock-based awards to employees and consultants. Under the Thermomedics 2015 Plan, up to 5 million shares of common stock may be granted pursuant to awards. As of March 31, 2018, 342,500 options were previously issued under the Thermomedics 2015 plan to employees and consultant. These options have vested and were fully expensed as of the three months ended March 31, 2017.

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

Stock-Based Compensation Expense

Stock-based compensation expense for awards granted to employees is recognized on a straight-line basis over the requisite service period based on the grant-date fair value. Forfeitures are estimated at the time of grant and require the estimates to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recorded compensation expense related to stock options, restricted stock and preferred shares of approximately $22,000 and $922,000 for the three months ended March 31, 2018 and 2017, respectively.

8. Taxes

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

During 2012, the Company received an indemnification claim notice from Stanley related to the matter. The Company did not agree with the position taken by the CRA, and filed a formal appeal related to the matter. In addition, Stanley received assessments for withholding taxes on deemed dividend payments in respect of the disallowed management fee totaling approximately $0.2 million, for which we filed a formal appeal. In connection with the filing of the appeals, Stanley was required to remit an upfront payment of a portion of the tax reassessment totaling approximately $950,000. The Company has also filed a formal appeal related to the withholding tax assessments, pursuant to which Stanley was required to remit an additional upfront payment of approximately $220,000. The Company has agreed to repay Stanley for the upfront payments, plus interest and the upfront payments made by Stanley is reflected as a liability on the accompanying consolidated balance sheet as “Tax Liability”.

As of March 31, 2018, the Company had paid a total amount of $704,061 of the liability. In addition, Stanley had received a total refund of $148,325 from the CRA which was deducted from the recorded liability. Based on management’s estimate, including reconciling to Stanley’s accounts, the Company has a recorded tax liability of approximately $100,000 and $98,963 as of December 31, 2017 and March 31, 2018, respectively, reflected as a liability on the accompanying consolidated balance sheet.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

9. Commitments and Contingencies

Lease Commitments

The Company leases certain office space under non-cancelable operating leases, including the Company’s corporate offices in Delray Beach, Florida under a lease scheduled to expire in October 18, 2018, laboratory and office space in Pleasanton, California a lease scheduled to expire in September 30, 2018. Rent expense under operating leases totaled approximately $46,000 and $54,000 for the three months ended March 31, 2018 and 2017, respectively.

LG Capital Funding Litigation

On March 7, 2017, LG Capital Funding, LLC (“LG”), filed a complaint in the U.S. District Court of the Eastern District of New York (the “Court”), related to a 10% Convertible Redeemable Note issued by us to LG on July 7, 2016 in the amount of $66,150 (the “LG Note”). The LG Note provides that LG is entitled to convert all or any amount of the outstanding balance and accrued interest of the LG Note into shares of our Common Stock. The complaint alleges breach of contract and anticipatory breach of contract, asserting among other things, that we failed to deliver shares of stock to LG pursuant to a notice of conversion, and failed to reserve a sufficient number of shares of stock issuable under the terms of the LG Note. On July 12, 2017, the Court denied LG’s motion for Order to Show Cause and Request for an Injunction. The Company will continue to answer and defend against this complaint. Under ASC 450, the Company has determined that it is reasonably possible but not probable that the outcome of the litigation might be unfavorable. Based on the Company’s analysis of the outcome of the litigation, the range of potential outcomes are between $0 and $250,000. As such, the Company has recorded a loss contingency it believes reflects the most likely outcome of the litigation.

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

10. Employment Contracts and Stock Compensation to Related Parties

On April 8, 2016, the Company entered into employment contracts with both Mr. Caragol and Mr. Probst, effective January 1, 2016. The terms of Mr. Caragol’s employment contract include a three-year term and a salary of $275,000. Mr. Caragol’s salary will automatically adjust to $350,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Caragol is eligible for annual bonuses. Mr. Caragol is also entitled to the use of a Company car and related expenses and an unaccountable expense allowance of $25,000. The terms of Mr. Probst’s employment contract include a three-year term and a salary of $200,000. Mr. Probst’s salary will automatically adjust to $250,000 at the time that PositiveID’s common stock is listed on a national exchange. Mr. Probst is eligible for annual bonuses.

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

From time to time during these agreements both Mr. Caragol and Mr. Probst have deferred their salaries. As of the filing of this report both Mssrs. Caragol and Probst are deferring a portion of their salary.

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

11. Segments

The Company operates in three business segments which are Molecular Diagnostics, Medical Devices, and Mobile Labs (see Note 3).

Molecular Diagnostics

The Company develops molecular diagnostic systems for rapid medical testing and bio-threat detection. The Company’s fully automated pathogen detection systems are designed to detect a range of biological threats. The Company’s M-BAND (Microfluidic Bioagent Autonomous Networked Detector) system is an airborne bio-threat detection system developed for the homeland defense industry to detect biological weapons of mass destruction. The Company is developing the FireflyDX family of products, automated point-of-need pathogen detection systems for rapid diagnostics.

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

Mobile Labs

ENG, is a leader in the specialty technology vehicle market, with a focus on mobile laboratories, command and communications applications, and mobile cellular systems. ENG builds mobile laboratories specifically designed for chemical and biological detection, monitoring and analysis. ENG also provides specialty vehicle manufacturing for TV news vans and trucks, emergency response trailers, mobile command centers, infrared inspection, and other special purpose vehicles. ENG was a consolidated subsidiary through January 30, 2018, at which point ENG became a significant investment accounted for pursuant to the equity method of accounting (see Note 3 and Note 5).

The following is the selected segment data as of and for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31, 2018
	Molecular Diagnostics	Medical Devices	Mobile Labs (January 1, 2018 through January 30, 2018)	Corporate	Total
Revenue	$—	$177	$243	$—	$420
Operating (loss)	$(202)	$(28)	$(90)	$(709)	$(1,029)
Depreciation and amortization	$(2)	$(27)	$(4)	$—	$(33)
Interest and other income (expense)	$11	$—	$(2)	$(1,838)	$(1,829)
(Loss) before provision for income taxes	$(191)	$(28)	$(92)	$(2,592)	$(2,903)
Goodwill	$510	$91	$—	$—	$601
Segmented assets	$540	$356	$—	$317	$1,213
Expenditures for property and equipment	$—	$—	$(2)	$—	$—

	Three months ended March 31, 2017
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$63	$95	$1,069	$—	$1,227
Operating (loss)	$(130)	$(113)	$(205)	$(1,385)	$(1,833)
Depreciation and amortization	$(2)	$(27)	$(21)	$—	$(50)
Interest and other income (expense)	$6	$(1)	$1	$(2,022)	$(2,016)
(Loss) before provision for income taxes	$(106)	$(115)	$(203)	$(3,425)	$(3,849)
Goodwill	$510	$91	$199	$—	$800
Segmented assets	$608	$518	$1,383	$118	$2,627
Expenditures for property and equipment	$—	$—	$(15)	$—	$(15)

POSITIVEID CORPORATION AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

12. Subsequent Events

On April 13, 2018, the Company filed an amendment to its Third Amended and Restated Certificate of Incorporation, as amended, with the State of Delaware, to implement a 1-for-1,000 reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding Common Stock, which became effective on April 18, 2018. The reverse stock split affected the outstanding Common Stock as well as all outstanding Common Stock underlying convertible notes, warrants, convertible preferred stock and stock options immediately prior to the reverse stock split. The number of authorized shares was not adjusted. All share and per share amounts in the accompanying historical consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split (see Note 1).

The Company, subsequent to the three months ended March 31, 2018:

●	received approximately $107,000 of net proceeds (net of legal fees and OID) from note payables in the aggregate principal amount of approximately $212,000. These notes payable have; (i) interest rates between 10% to 12%; (ii) conversion discounts of 37.5% and; (iii) maturity dates between nine to twelve months from the date it was funded. In connection with the issuance of these notes, the Company will record a premium as these notes are considered stock settled debt under ASC 480.

●	issued approximately 4.1 million shares of common stock in connection with the conversion of notes with a principal and interest value of approximately $98,000.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10Q (this “Report”) contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include, without limitation, statements about our market opportunities, our business and growth strategies, our projected revenue and expense levels, possible future consolidated results of operations, the adequacy of our available cash resources, our financing plans, our competitive position and the effects of competition and the projected growth of the industries in which we operate, as well as the following statements:

●	the expectation that operating losses will continue for the near future, and that until we are able to achieve profits, we intend to continue to seek to access the capital markets to fund the development of our products;

●	that we seek to structure our research and development on a project basis to allow management of costs and results on a discrete short-term project basis, the expectation that doing so may result in quarterly expenses that rise and fall depending on the underlying project status, and the expectation that this method of managing projects may allow us to minimize our firm fixed commitments at any given point in time;

●	that we intend to continue to explore strategic opportunities, including potential acquisition opportunities of businesses that are complementary to ours;

●	that we do not anticipate declaring any cash dividends on our common stock;

●	that our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued marketing, sales and development of our products and working capital requirements;

●	that after consideration of our current cash resources, our expected access to capital under existing financing arrangements, and, if necessary, delaying and/or reducing certain research, development and related activities and costs, we will have sufficient funds available to meet our working capital requirements for the near-term future;

●	that our products have certain technological advantages, but maintaining these advantages will require continual investment in research and development, and later in sales and marketing;

●	that if any of our manufacturers or suppliers were to cease supplying us with system components, we would be able to procure alternative sources without material disruption to our business, and that we plan to continue to outsource any manufacturing requirements of our current and under development products;

●	that the medical application of our FireflyDX products will require FDA clearance or CLIA waiver;

●	that FireflyDX would enable accurate diagnostics leading to more rapid and effective treatment than what is currently available with existing systems;

●	that the consideration to be paid by ExcitePCR to the Company pursuant to the APA, will be 10,500,000 shares of common stock of ExcitePCR, and the Company will own approximately 91% of the outstanding shares of ExcitePCR post-closing of the sale (prior to any financing);

●	that as a condition to the Company’s obligation to close the transaction, ExcitePCR shall have completed a financing transaction with net proceeds to ExcitePCR of at least $3 million;

●	that M-BAND was developed in accordance with DHS guidelines;

●	that our Caregiver thermometer with TouchFree™ technology is less likely to transmit infectious disease than devices that require even minimal contact.

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

Although we believe that the expectations reflected in the forward-looking statements contained in this Report on are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking statements, events and circumstances discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that could cause our actual results, level of performance or achievements to differ materially from those expressed or forecasted in, or implied by, the forward-looking statements we make in this Report are discussed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018 under “Item 1A. Risk Factors” and elsewhere and include:

●	our ability to predict the extent of future losses or when we will become profitable;

●	our ability to continue as a going concern;

●	our ability to successfully consider, review, and if appropriate, implement other strategic opportunities;

●	our expectation that we will incur losses, on a consolidated basis, for the foreseeable future;

●	our ability to fund our operations and continued development of our products, including FireflyDX;

●	our ability to close the asset purchase agreement with ExcitePCR;

●	our ability to target the bio-threat detection, real-time PCR, and professional healthcare markets;

●	our ability to obtain and maximize the amount of capital that we will have available to pursue business opportunities;

●	our ability to obtain patents on our products, the validity, scope and enforceability of our patents, and the protection afforded by our patents;

●	the potential for costly product liability claims and claims that our products infringe the intellectual property rights of others;

●	our ability to comply with current and future regulations relating to our businesses;

●	the potential for patent infringement claims to be brought against us asserting that we are violating another party’s intellectual property rights;

●	our ability to be awarded government contracts;

●	our ability to establish and maintain proper and effective internal accounting and financial controls;

●	our ability to pay obligations when due which may result in an event of default under our financing arrangements;

●	our ability to successfully identify strategic partners or acquirers for the breath glucose detection system;

●	our ability to successfully integrate our acquisitions;

●	our ability to recover or monetize the convertible notes receivable and warrants with VeriTeQ;

●	our ability to defend against litigation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

PositiveID is a life sciences and technology company focused primarily on the healthcare and homeland security markets.

PositiveID is currently developing the FireflyDX family of products, which are automated, point-of-care pathogen detection systems for rapid diagnostics. PositiveID has a substantial portfolio of intellectual property related primarily to sample preparation and rapid medical testing applications. PositiveID’s operations are focused around its three segments, which include the operations of PDI/ExcitePCR and our FireflyDX platform (our Molecular Diagnostics segment), the operations of Thermomedics and our Caregiver product (our Medical Devices segment), and through our investment in ENG Mobile Systems (a Mobile Labs segment).

On January 30, 2018, ENG, in order to raise working capital, sold additional ownership of ENG to a strategic investor who held a 49.8% interest in ENG. As a result of this transaction the Company’s equity interest in ENG decreased to approximately 24% and the Company deconsolidated the balance sheet, results of operations and cash flows of ENG in its consolidated financial statements and accounted for ENG under the equity method of accounting in accordance with ASC 323. At December 31, 2017 the Company owned 50.2% of ENG and controlled ENG’s assets. These assets represented between 50% and 55% of the Company’s overall assets. As the result of the Company owning approximately 24% of ENG, as of January 30, 2018, no longer controlled ENG’s assets, the Company deconsolidated the results of ENG, comprising a significant amount of the Company’s assets, as of January 30, 2018.

Results of Operations

The Company operates in three business segments which are Molecular Diagnostics, Medical Devices, and Mobile Labs.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following is the selected segment data for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31, 2018
	Molecular Diagnostics	Medical Devices	Mobile Labs (January 1, 2018 through January 30, 2018)	Corporate	Total
Revenue	$—	$177	$243	$—	$420
Cost of revenue	—	54	174	—	228

Gross profit	—	123	69	—	192

Selling, general and administrative	83	112	159	709	1,063
Research and development	119	39		—	158

Total operating expenses	202	151	159	709	1,221
Operating (loss)	$(202)	$(28)	$(90)	$(709)	$(1,029)

	Three Months Ended March 31, 2017
	Molecular Diagnostics	Medical Devices	Mobile Labs	Corporate	Total
Revenue	$63	$95	$1,069	$—	$1,227
Cost of revenue	—	25	779	—	804

Gross profit	63	70	290	—	423

Selling, general and administrative	143	132	495	1,385	2,155
Research and development	50	51	—	—	101

Total operating expenses	193	183	495	1,385	2,256
Operating (loss)	$(130)	$(113)	$(205)	$(1,385)	$(1,833)

Revenue

We reported revenue of $0.4 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. Historically, the majority of the Company’s revenues were generated from its Mobile Labs segment. Such revenue is recorded at the completion and delivery of mobile lab and telecommunications vehicles. As individual projects are usually material, revenues can vary materially period to period based on the timing of such deliveries, and quarterly revenue, as a result, may not reflect results projected over an annual period. The decreased revenue from the first quarter of 2017 to 2018 was primarily driven by the deconsolidation of the Mobile Labs segment on January 30, 2018.

Cost of Revenue and Gross Profit

Cost of revenue consist of inventory cost and compensation expense for employees and consultants working directly on the Company’s revenue generating products and agreements. Cost of revenue was $0.2 million and $0.8 million for three months ended March 31, 2018 and 2017, respectively. Gross profit decreased from $423,000 in the three months ended March 31, 2017 to $192,000 in the three months ended March 31, 2018. The decrease cost of revenue and gross profit was primarily driven by the deconsolidation of the Mobile Labs segment on January 30, 2018.

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

Selling, general and administrative expense decreased by $1.1 million, or 51%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily attributable to the non-cash item charged to stock-based compensation expense in connection with the issuance of 835 shares of Series II preferred stock during the three months ended March 31, 2017 and by the deconsolidation of the Mobile Labs segment on January 30, 2018.

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

Research and development expense increased by approximately $57,000, or 56%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributable to the increase in labor, and engineering costs related to the development of the Bluetooth capable Caregiver product.

Change in Fair Value of Embedded Conversion Option Liability

The fair value of embedded conversion option liability increased by approximately $0.9 million or 152%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was primarily attributed to the revaluation of the embedded conversion option liability at March 31, 2018. This is a non-cash income/expense item.

Interest Expense

Interest expense decreased by approximately $0.7 million or 47%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease was primarily attributed to the amortization of fair value premiums and debt discounts related to the borrowing, through convertible notes some of which were fully expensed in 2017. The amortization of fair value premiums and debt discounts are non-cash income/expense items.

Loss on Investment in ENG Mobile Systems

As a result of the dilution of the Company’s interest in ENG on January 30, 2018, the Company deconsolidated ENG and accounted for its investment in ENG using the equity method of accounting in accordance with ASC 323 (see Note 2). The fair value of the ENG investment on the deconsolidation date was recorded as separate line item in the Company’s consolidated balance sheet under “Investment in ENG Mobile Systems” and was adjusted to reflect the “Loss on investment in ENG Mobile Systems”, recorded as separate line item the statement of operations. The Company recognized $45,088 loss on investment in ENG Mobile Systems during the quarter ended March 31, 2018.

Gain on Deconsolidation

The decrease of the Company’s ownership in ENG on January 30, 2018 and the resulting deconsolidation resulted in the recognition of a $387,692 gain during the three months ended March 31, 2018. Effective January 30, 2018, the Company began to account for its investment in ENG using the equity method of accounting. See “Loss on investment in ENG Mobile Systems” above for details.

Liquidity and Capital Resources

As of March 31, 2018, cash totaled $49,000 compared to cash of $181,000 at December 31, 2017.

Cash Flows from Operating Activities

Net cash used in operating activities totaled approximately $1.0 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively, primarily to fund operating losses. This increase in cash used in operating activities, which totaled $0.7 million, was primarily the result of changes in operating assets and liabilities. Such changes represent timing changes in working capital.

Cash Flows from Investing Activities

Net cash provided by and (used in) investing activities totaled approximately $97,000 and $(11,000) during the three months ended March 31, 2018 and 2017, respectively. The increase in cash provided by investing activities was primarily the result of the deconsolidation of ENG during the three months ended March 31, 2018.

Cash Flows from Financing Activities

Financing activities provided cash of approximately $0.8 million and $0.6 million, net of payments, during the three months ended March 31, 2018 and 2017, respectively, primarily related to proceeds from the issuance of convertible notes.

Financial Condition

As of March 31, 2018, we had a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $11.8 million, $10.7 million and $168.6 million, respectively, compared to a working capital deficit, stockholders’ deficit and accumulated deficit of approximately $10.6 million, $9.7 million and $165.8 million, respectively, as of December 31, 2017. The increase in the working capital deficit was primarily due to capital raised through convertible debt financings that was spent on operations.

We have incurred operating losses and net cash used in operating activities since the merger that created PositiveID in 2009. The current 2018 operating losses are the result of research and development expenditures, selling, general and administrative expenses related to our molecular diagnostics and detection and Caregiver products. We expect our operating losses to continue through 2018. It’s management’s opinion that these conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing.

Our ability to continue as a going concern is dependent upon our ability to obtain financing to fund the continued development of our products and to support working capital requirements. Until we are able to achieve operating profits, we will continue to seek to access the capital markets. In fiscal 2017 and for the first three months of 2018, we raised approximately $2.7 and $0.9 million, respectively primarily from the issuance of convertible debt.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls. We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Exchange Act as of March 31, 2018. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including the person(s) performing the function of our chief executive officer (“CEO”) and acting chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of this Report we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of March 31, 2018 based on the disclosure controls evaluation.

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

Conclusion. Based upon the disclosure controls evaluation, our CEO and acting CFO had concluded that, as of March 31, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LG Capital Funding Litigation

On March 7, 2017, LG Capital Funding, LLC (“LG”), filed a complaint in the U.S. District Court of the Eastern District of New York (the “Court”), related to a 10% Convertible Redeemable Note issued by us to LG on July 7, 2016 in the amount of $66,150 (the “LG Note”). The LG Note provides that LG is entitled to convert all or any amount of the outstanding balance and accrued interest of the LG Note into shares of our Common Stock. The complaint alleges breach of contract and anticipatory breach of contract, asserting among other things, that we failed to deliver shares of stock to LG pursuant to a notice of conversion, and failed to reserve a sufficient number of shares of stock issuable under the terms of the LG Note. On July 12, 2017, the Court denied LG’s motion for Order to Show Cause and Request for an Injunction. The Company will continue to answer and defend against this complaint. Under ASC 450, the Company has determined that it is reasonably possible but not probable that the outcome of the litigation might be unfavorable. Based on the Company’s analysis of the outcome of the litigation, the range of potential outcomes are between $0 and $250,000. As such, the Company has recorded a loss contingency it believes reflects the most likely outcome of the litigation.

Item 1A. Risk Factors.

Information regarding risk factors appears under the caption “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of Part I Item 2 of this quarterly report on Form 10-Q and in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018. There have been no material changes to such risk factors during the three months ended March 31, 2018.

Item 2. Unregistered Sale of Equity Securities.

During the three months ended March 31, 2018, we issued shares of our common stock that were not registered under the Securities Act, and were not previously disclosed in a Current Report on Form 8-K as follows:

1.	During the three months ended March 31, 2018, we issued approximately 1.0 million shares of our common stock to a lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.271.

2.	During the three months ended March 31, 2018, we issued approximately 2.3 million shares of our common stock to a second lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.179.

3.	During the three months ended March 31, 2018, we issued approximately 0.7 million shares of our common stock to a third lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.283.

4.	During the three months ended March 31, 2018, we issued approximately 0.8 million shares of our common stock to a fourth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.063.

5.	During the three months ended March 31, 2018, we issued approximately 0.1 million shares of our common stock to a fifth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $0.274.

6.	During the three months ended March 31, 2018, we issued approximately 19,500 shares of our common stock to a sixth lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $1.188.

7.	During the three months ended March 31, 2018, we issued approximately 43,000 shares of our common stock to a seventh lender in connection with the conversion of promissory notes. The notes were converted at an average price per share of $1.278.

The disclosure regarding the Securities Purchase Agreements entered into and convertible notes issued on January 10, January 12, January 26, February 5, February 12, March 2 (twice), March 19 (twice), March 28, and March 30, 2018 listed in Note 6 to the unaudited condensed consolidated financial statements under the headings “Other Convertible Debt Financings” is incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 1.01 Entry into a Material Definitive Agreement.

Item 2.03 Creation of Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Item 3.02 Unregistered Sales of Equity Securities

The disclosure regarding the Securities Purchase Agreements entered into and convertible notes issued on January 10, January 12, January 26, February 5, February 12, March 2 (twice), March 19 (twice), March 28, and March 30, 2018 listed in Note 6 to the unaudited condensed consolidated financial statements under the headings “Other Convertible Debt Financings” is incorporated herein by reference.

Item 6. Exhibits.

We have listed the exhibits by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K on the Exhibit list attached to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

POSITIVEID CORPORATION (Registrant)

Date: May 18, 2018	By:	/s/ William J. Caragol
William J. Caragol
Chairman of the Board, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Acting Principal Financial Officer)

Exhibit Index

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Third Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of PositiveID Corporation	8-K	3.1	04/17/2018
4.1*	Form of Secured Convertible Promissory Note	8-K	4.1	02/03/2017
4.2*	Form of Convertible Promissory Note	8-K	4.1	01/12/2018
4.3*	Form of Demand Convertible Promissory Note	8-K	4.1	02/02/2018
4.4*	Form of Convertible Redeemable Note	8-K	4.1	10/13/2017
10.1*	Example of Securities Purchase Agreement entered into in connection with issuance of Convertible Notes	8-K	10.1	01/05/2018
10.2	Form of Stock Purchase Agreement dated January 30, 2018, between PositiveID Corporation, Holdings ENG, LLC and E-N-G Mobile Systems, Inc.	8-K	10.1	02/02/2018
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of Principal Financial Officer, pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance.				X
101.SCH	XBRL Schema.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X
101.PRE	XBRL Presentation.				X

* During the three months ended March 31, 2018, PositiveID issued substantially similar: (a) secured convertible promissory notes on January 2, March 2, March 19, and March 28, 2018; (b) convertible promissory notes on January 8, January 12, February 5 (twice), and February 12; (c) demand convertible promissory notes on February 2 and February 19; and (d) convertible redeemable notes on January 10, January 26, March 2, March 19, and March 30.

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

